Form 10-K
period 1993-12-31
COLGATE PALMOLIVE CO
filed 1994-03-25
CIK 21665

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                  ______

                                 FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1993
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from ___________ to ____________.

Commission File Number 1-644-2
                                __________

                         COLGATE-PALMOLIVE COMPANY

          (Exact name of registrant as specified in its charter)
            DELAWARE                         13-1815595
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)

  300 PARK AVENUE, NEW YORK, NEW YORK              10022
(Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code   212-310-2000
       Securities Registered Pursuant to Section 12 (b) of the Act:

     Title of each class            Name of each exchange on which registered
  $4.25 Preferred Stock, without
  par value,  cumulative dividend             New York Stock Exchange
  Common Stock, $1.00 par value               New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ____
   Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 1994 the aggregate market value of stock held by non-affiliates was $9,597.7 million. There were 147,374,048 shares of Common Stock outstanding as of February 28, 1994.


                 DOCUMENTS INCORPORATED BY REFERENCE:
        Documents                          Form 10-K Reference

Portions of Proxy Statement for the 1994
Annual Meeting                             Part III,  Items 10 through 13

Total number of sequentially numbered pages in this filing, including exhibits thereto: 66.

The exhibit index is located on page 47.

                                  PART I


ITEM 1.  BUSINESS

(a)       General Development of the Business

  Colgate-Palmolive Company (the "Company") is a corporation which was organized under the laws of the State of Delaware in 1923. The Company manufactures and markets a wide variety of products throughout the world for use by consumers. For recent business developments, refer to the information set forth under the captions "Results of Operations" and "Liquidity and Capital Resources" in Part II, Item 7 of this report.

(b)       Financial Information About Industry Segments

  For information about industry segments see Note 1 to the Consolidated Financial Statements included on page 22 of this report.

(c)       Narrative Description of the Business

  For information regarding description of the business refer to the caption "Scope of Business" on page 13; "Average number of employees" appearing under "Historical Financial Summary" on page 45; and "Research and development" expenses appearing in Note 13 to the Consolidated Financial Statements on page 31 of this report.
  The Company's products are generally marketed by a sales force employed by each individual subsidiary or business unit. In some instances outside jobbers and brokers are used. Most raw materials used worldwide are purchased from others, are available from several sources and are generally available in adequate supply. Products and commodities such as tallow and essential oils are subject to wide price variations. No one of the Company's raw materials represents a significant portion of total material requirements.
  Trademarks are considered to be of material importance to the Company's business; consequently the practice is followed of seeking trademark protection by all available means. Although the Company owns a number of patents, no one patent is considered significant to the business taken as a whole.
  The Company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations.
Compliance with such rules and regulations has not significantly affected the Company's capital expenditures, earnings or competitive position.
Capital expenditures for environmental control facilities totaled $9.4 million in 1993 and are budgeted at $13.9 million for 1994. For future years, expenditures are expected to be in the same range.

(d)       Financial Information About Foreign and Domestic Operations and
        Export Sales

  For information concerning geographic area financial data see Note 1 to the Consolidated Financial Statements on page 22 of this report.


ITEM 2.     PROPERTIES

  The Company owns and leases a total of 266 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.
  In the United States, the Company operates 68 facilities, of which 29 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City,
Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge,
Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. The Specialty Marketing segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; and Richmond, Indiana. Research facilities are located throughout the world, with the research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

  Overseas, the Company operates 198 facilities, of which 81 are owned, in over 50 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, Colombia, France, Germany, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.
  All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.


ITEM 3. LEGAL PROCEEDINGS

  For information regarding legal matters see Note 15 to the Consolidated Financial Statements included on page 33 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.



                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

  Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under the caption "Market and Dividend Information" on page 15; the information under "Common Stock" in Note 6 to the Consolidated Financial Statements on page 24; and the "Number of shareholders of record" and "Cash dividends declared per common share" under the caption "Historical Financial Summary" on page 45 of this report.


ITEM 6.   SELECTED FINANCIAL DATA

  Refer to the information set forth under the caption "Historical Financial Summary" on page 45 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Worldwide sales in 1993 increased 2% to $7,141.3 from $7,007.2 in 1992. Sales would have grown 7%, excluding the negative effects of foreign currency declines. Volume increased 5% for the year, including 1% resulting from increased ownership of the Company's Indian operation to majority control.

Sales in the Oral, Personal and Household Care segment were $6,243.2, up 1% from $6,162.0 in 1992, and would have increased 7%, excluding the impact of unfavorable currency translation. Sales in the Asia/Africa region grew 20% on particularly strong volume gains led by Malaysia, Thailand and Hong Kong along with the volume contribution from the Indian consolidation. This sales increase was tempered by results in
Australia/New Zealand and the Philippines, which were impacted by foreign currency declines, and in Africa, which was affected by poor economic conditions. Sales in the European region decreased 12% primarily due to currency translation. Volume declines of 3% in Western Europe, due to difficult economic conditions, were offset by volume increases in Central Europe led by Poland, Romania, and Turkiye. Latin America sales increased 16% due to selling price increases and overall volume growth of 7%. Sales increased in every country in Latin America with particularly strong increases in Mexico, Colombia, Ecuador and Central America. United States and Canada sales were down 4% due primarily to the effects of disinflationary pricing in the United States.

Sales in the Specialty Marketing segment increased 6% to $898.1 versus $845.2 in 1992. Most of this growth came from Hill's Pet Nutrition, where sales increased 11% on volume growth of 8% reflecting continued growth in pet foods in both the domestic and international markets, particularly in Europe and Japan. Hill's accounts for over 80% of the Specialty Marketing segment's sales. Sales relating to non-core businesses continued to decline in 1993.

Colgate's  1992  sales reflected a 16% increase over 1991  sales.   The
increase reflects sales growth in both industry segments.  Overall unit
volume   increased  11%,  including  5%  contributed  by   the   Mennen
acquisition.   Sales in the Oral, Personal and Household  Care  segment
grew  17% with all geographic regions contributing to this growth.   In
the  Asia/Africa  region, sales increased 18% versus  1991.   Sales  in
Europe, despite recessionary conditions, grew 10%, including expansion into Central Europe. Latin America and USA/Canada sales increased over 20% through internally generated new product activity and the addition of the Mennen personal care business. Sales in the Specialty Marketing segment were 6% higher than 1991, reflecting an 8% sales increase at Hill's Pet Nutrition.

Gross Profit

Gross  profit margin improved to 47.8% from 47.1% in 1992 and 45.6%  in
1991.   The  continuing  improvement  in  gross  profit  reflects   the
Company's strategy to shift product mix to higher margin personal  care
product   categories,   reduce  overhead  and   improve   manufacturing
efficiency by focusing investments in high-return capital projects. Improvement in the profitability of sales enables the Company to generate more cash from operations to reinvest in its existing businesses in the form of research and development and advertising, to launch new products, to expand geographically, to invest in strategic acquisitions within its core businesses, and to pay dividends.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percent of sales decreased to 34% in 1993 as compared with 36% in 1992 and 35% in 1991. The decrease in 1993 expenditures reflects the continued efforts of the Company to reduce overhead expenses, offset in part by higher advertising and product promotion spending as well as increased research and development activity. The increase in 1992 reflects increases in advertising and research and development as these expenditures support current business growth levels and are investments to maintain the Company's competitive advantage in introducing new and improved products in its strategic core businesses.

In September 1991, the Company announced a manufacturing and organizational restructuring program designed to capitalize on opportunities created by movement to common markets in Europe and North America, more sophisticated and efficient manufacturing techniques, and consolidation opportunities created by several acquisitions around the world. The program included organizational realignments, manufacturing reconfigurations and the write-down of certain property, plant and equipment. As a result, the Company recorded a pretax charge of $340.0 ($243.0 aftertax or $1.80 per share) in 1991.

Other Expense and Income

Other expense and income consists principally of earnings from equity investments, amortization of goodwill and other intangible assets, and minority interest in earnings of less-than-100%-owned consolidated subsidiaries. Amortization expense in 1993 and 1992 increased from 1991 due to higher levels of intangible assets stemming from the Company's recent acquisitions, most notably Mennen, which continued the Company's expansion into high-margin personal care businesses. The decrease in equity earnings and increase in minority interest primarily results from increased ownership in the Company's Indian operation to majority control.

Earnings Before Interest and Taxes

Earnings before interest and taxes (EBIT) increased 14% to $883.0 in 1993 as compared with $777.9 in the prior year. The Oral, Personal and Household Care segment reported 12% growth in EBIT to $731.5 versus $653.2 in 1992, with gains in the developing regions offsetting declines in the developed world, which were impacted by difficult business climates. Within this segment, United States and Canada EBIT decreased 5% to $177.8 as compared with the prior year primarily due to lower selling prices. EBIT in Europe decreased 9% due to the negative impact of foreign currency translation and difficult economic conditions. In Latin America, EBIT improved 30% to $249.6 in 1993 versus the prior year while Asia/Africa increased 50%, including the consolidation of India. Overall, the higher margin product mix and reduced selling, general and administrative expenses allowed for increased investment in advertising and product promotion and in research and development, as well as the achievement of a higher level of EBIT. In the Specialty Marketing segment, EBIT was $156.9 in 1993 as compared with $142.9 in 1992. The improvement results principally from higher domestic unit volume growth and expanded international distribution at Hill's Pet Nutrition, particularly in Europe and Japan.

EBIT was $777.9 in 1992 as compared with $282.6 in 1991, which included the effects of a restructuring charge. Excluding the impact of the 1991 restructuring charge, EBIT increased 25%. The Oral, Personal and Household Care segment reported EBIT of $653.2 versus $202.8 in 1991. EBIT in this segment improved 32%, excluding the effects of the 1991 charge, with all geographic regions contributing to this increase. The 17% increase in sales and the move to a higher margin product mix allowed for increased advertising and the achievement of a higher level of EBIT. In the Specialty Marketing segment, EBIT was $142.9 in 1992 as compared with $100.4 in 1991, which included the effects of the restructuring charge. Excluding the 1991 provision for restructuring, results in this segment improved 11%, principally from higher unit volume growth and expanded European distribution at Hill's Pet Nutrition.

Net Interest Expense

Interest expense, net of interest income, was $46.8 in 1993 compared with $50.0 in 1992 and $64.7 in 1991. The decrease in net interest expense in 1993 in spite of higher debt, primarily to finance share repurchases, reflects a general decline in interest rates and the Company's refinancing of higher rate long-term debt during the year. The decrease in net interest expense in 1992 included the effect of the Company's equity offering late in the fourth quarter of 1991, the proceeds of which were used to reduce borrowings, as well as a decline in interest rates and the Company's refinancings early in 1992 of higher rate long-term debt.

Income Taxes

In 1993 and 1992, the effective tax rate on income was 34.5%. The increase in the U.S. statutory tax rate in 1993 was in part offset by statutory rate reductions in several overseas jurisdictions. In 1991, the effective tax rate was 43%, which reflected the lower tax benefits recognized on certain elements of the restructuring provision outside the United States. Excluding the effect of the restructuring provision, the effective tax rate in 1991 was 34%. Global tax savings strategies benefited the effective rate in 1993, 1992 and 1991.

Net Income

Net income was $189.9 in 1993 or $1.08 per share on a primary basis compared with $477.0 or $2.92 per share in 1992. Included in 1993 net income and per share amounts is the cumulative one-time impact on prior years of adopting new mandated accounting standards effective January 1, 1993 for income taxes, other postretirement benefits and postemployment benefits. Before the changes in accounting, 1993 income increased 15% to $548.1 or $3.38 per share on a primary basis. Net income was $124.9 or $.77 per share in 1991. Included in 1991 net income and per share amounts is the provision for restructuring of $243.0 net of tax or $1.80 per share on a primary basis.

Return on sales was 7.7% in 1993 (excluding the impact of accounting changes) compared with 6.8% in 1992 and 6.1% in 1991 (2.1% including the restructuring charge), reflecting the Company's shift to higher margin categories and focus on cost containment.

Liquidity and Capital Resources

Net cash provided by operations increased to $710.4 in 1993 compared with $542.7 in 1992 and $485.7 in 1991. The improvement in cash generated by operating activities from 7.7% of sales in 1992 to 9.9% of sales in 1993 reflects the Company's improving profitability and continued management emphasis on working capital. Cash generated from operations was used to finance acquisitions, repurchase shares and fund an increased dividend level.

The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. Such lines of credit amounted to $1,303.2 at December 31, 1993. The Company also has the ability to issue commercial paper at favorable interest rates to meet short-term liquidity needs. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1.

During the 1993 first quarter, the Company repaid outstanding debt totaling $85.7 which included $50.0 of 8.9% Swiss franc notes due in 1993. During the third quarter, the Company redeemed $79.0 of its 9.625% debentures issue due 2017.

During 1992, the Company increased the amount available under its shelf registration from $150.0 to $400.0. In the fourth quarter of 1993, $230.0 of medium term notes were issued under this registration in addition to $169.2 issued in the fourth quarter of 1992. These notes are rated A1/A+ by Moody's and Standard & Poor's, respectively.

During the third quarter of 1993, the Company participated in the formation of a business which purchases receivables, including Company receivables. Outside institutions invested $60.0 in this entity. The Company consolidates this entity and the amounts invested by the outside institutions are classified as a minority interest.

Colgate's reputation, global presence and strong capital position afford it access to debt and equity markets around the world, enabling the Company to raise funds with a low effective cost. The Company manages its exposure related to foreign currency borrowings through the use of various currency agreements. The Company also actively manages its debt position to optimize the maturities of debt issues as well as the mix of fixed and floating rate debt. At December 31, 1993, the Company had in place interest rate agreements with banks having a notional principal amount of $447.0.

Capital expenditures in 1993 were $364.3 or 5.1% of sales as compared with $318.5 in 1992 and $260.7 in 1991. The increase in 1993 spending was focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. Capital expenditures for 1994 are expected to continue at or slightly above the current rate of approximately 5% of sales.

Other investing activities in 1993, 1992 and 1991 included strategic acquisitions and equity investments worldwide. In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson Wax in Europe, the South Pacific and other international locations. During the year the Company also acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1993 acquisitions was $222.5.

Acquisitions totaled $718.4 in 1992 and $339.4 in 1991 and included businesses in the household care, fabric care, personal care and oral care categories. In March 1992, the Company acquired The Mennen Company for an aggregate purchase price of approximately $670.0. The purchase price was paid with 11.6 million unregistered shares of the Company's common stock and $127.0 in cash. Other acquisitions included significant ownership positions in joint ventures in China and Eastern Europe, The Murphy-Phoenix Company and the Plax worldwide business excluding the United States, Canada and Puerto Rico. Goodwill and other intangible assets increased as a result of these acquisitions.

During 1993, the Company repurchased common shares in the open market and private transactions to provide for employee benefit plans and to maintain its target capital structure. Aggregate repurchases for the year approximated 12 million shares with a total purchase price of $673.0. In the first quarter of 1994, the Board of Directors authorized the repurchase of up to an additional five million shares.

The ratio of debt to total capitalization (defined as the ratio of debt to debt plus equity) increased to 48% during 1993 from 30% in 1992. The return on average shareholders' equity, before accounting changes, increased to 24% from 21% during the same period as this shift towards targeted capitalization benefited overall shareholder return. The decrease in debt to total capitalization in 1992 from the 1991 level of 36% reflects the issuance of shares in connection with the acquisition of The Mennen Company.

Dividend payments were $240.8 in 1993 ($231.4 aftertax), up from $211.1 ($200.7 aftertax) in 1992, reflecting a 16% increase in the common dividend effective in the third quarter of 1993. Common dividend payments increased to $1.34 per share in 1993 from $1.15 per share in 1992. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share. The increase in dividend payments in 1992 over 1991 reflects a 17% increase in the common dividend effective in the third quarter of 1992.

Internally generated cash flows appear to be adequate to support currently planned business operations and capital expenditures. However, certain events, such as significant acquisitions, could require external financing.

The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

New Accounting Standards

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company will adopt the provisions of this new standard effective January 1, 1994, and prior periods will not be restated. The effect of adoption will not be material to financial condition, results of operations or cash flows.

Outlook

As the Company enters 1994, continued recessionary conditions in certain major markets present some uncertainty in the near term while further expansion into the markets of the developing world presents strong opportunity for growth. The global economic situation for 1994 is not expected to be materially different from that experienced in 1993. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 12 of this report in the section entitled "Financial Statements for the year ended December 31, 1993 and Other Supplementary Data".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1994 Annual Meeting is incorporated herein by reference.


      The following is a list of executive officers as of March 24, 1994:

                             Date First
                              Elected
     Name              Age    Officer     Present Title

Reuben Mark           55      1974      Chairman of the Board and
                                        Chief Executive Officer

William S. Shanahan   53      1983      President and Chief
                                        Operating Officer

Robert M. Agate       58      1985      Senior Executive Vice
                                        President and Chief
                                        Financial Officer

William G. Cooling    49      1981      Chief of Operations, Specialty
                                        Marketing and International
                                        Business Development

Lois D. Juliber       45      1991      Chief Technological Officer

Silas M. Ford         56      1983      Executive Vice President
                                        Office of the Chairman

Andrew D. Hendry      46      1991      Senior Vice President
                                        General Counsel and
                                        Secretary

Douglas M. Reid       59      1990      Senior Vice President
                                        Global Human Resources

John E. Steel         64      1991      Senior Vice President
                                        Global Business Development

Edgar J. Field        54      1991      President, International
                                        Business Development

Edward T. Fogarty     57      1991      President, Colgate-
                                        USA/Canada/Puerto Rico

David A. Metzler      51      1991      President, Colgate-Europe

Michael J. Tangney    49      1993      President, Colgate-Latin
                                        America

Craig B. Tate         48      1989      President, Colgate-Asia

Robert C. Wheeler     52      1991      President, Hill's Pet
                                        Nutrition, Inc.

                             Date First
                              Elected
     Name              Age    Officer     Present Title

Steven R. Belasco     47      1991      Vice President
                                        Taxation

Brian J. Heidtke      53      1986      Vice President
                                        Finance and Corporate
                                        Treasurer

Peter D. McLeod       53      1984      Vice President
                                        Manufacturing Engineering
                                        Technology

Stephen C. Patrick    44      1990      Vice President
                                        Corporate Controller

Michael S. Roskothen  57      1993      Vice President
                                        Global Business Development -
                                        Oral Care

   Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years, except Douglas M. Reid and Andrew D. Hendry. Douglas M. Reid served as Senior Vice President and Senior Staff Officer at Xerox prior to joining the Company in 1990. Andrew D. Hendry was Vice President, General Counsel for UNISYS prior to joining the Company in 1991.
  The Company By-Laws, paragraph 38, states: The officers of the corporation shall hold office until their respective successors are chosen and qualified in their stead, or until they have resigned, retired or been removed in the manner hereinafter provided. Any officer elected or appointed by the Board of Directors may be removed at any time by the affirmative vote of a majority of the whole Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 1994 Annual Meeting is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

  (a) Security ownership of management set forth in the Proxy Statement for the 1994 Annual Meeting is incorporated herein by reference.
  (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Election of Directors" in the Proxy Statement for the 1994 Annual Meeting is incorporated herein by reference.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Financial Statement Schedules

  See the "Index to Financial Statements" which is located on page 12 of this report in the section entitled "Financial Statements for the year ended December 31, 1993 and Other Supplementary Data".

(b)   Exhibits.  See the exhibit Index which is located on Page 47.

(c)   Reports on Form 8-K .   None.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COLGATE-PALMOLIVE COMPANY
                                   (Registrant)


Date   March 24, 1994         By  /s/     REUBEN MARK
                                          Reuben Mark
                                     Chairman of the Board
                                 and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(a) Principal Executive Officer    (c)Principal Accounting Officer

     /s/     REUBEN MARK             /s/   STEPHEN C. PATRICK
             Reuben Mark                   Stephen C. Patrick
        Chairman of the Board                Vice President
     and Chief Executive Officer          Corporate Controller


Date     March 24, 1994             Date   March 24, 1994

(b) Principal Financial Officer    (d)Directors:

     /s/    ROBERT M. AGATE         Vernon R. Alden, Jill K. Conway,
            Robert M. Agate         Ronald E. Ferguson, Ellen M. Hancock,
  Senior Executive Vice President   David W. Johnson, John P. Kendall,
   and Chief Financial Officer      Delano E. Lewis, Reuben Mark,
                                    Howard B. Wentz, Jr.


Date    March 24, 1994             By  /s/   ANDREW D. HENDRY
                                             Andrew D. Hendry
                                            as Attorney-in-Fact

                                   Date   March 24, 1994

                               United States
                    Securities and Exchange Commission
                         Washington , D.C.  20549






                                 FORM 10-K



                           FINANCIAL STATEMENTS
                   For The Year Ended December 31, 1993
                       and Other Supplementary Data




                         COLGATE-PALMOLIVE COMPANY

                         NEW YORK, NEW YORK  10022

                         COLGATE-PALMOLIVE COMPANY
                       Index to Financial Statements





                                                     Page
Supplementary Data

   Scope of Business                                  13

   Geographic Area Data                               13

   Industry Segment Data                              14

   Market and Dividend Information                    15

   Quarterly Financial Data                           16

Financial Statements

Consolidated Statement of Income for the years
ended December 31, 1993, 1992 and 1991                17

Consolidated Balance Sheet at December 31, 1993
and 1992                                              18

Consolidated Statement of Retained Earnings and
Changes in Capital Accounts for the years ended
December 31, 1993, 1992 and 1991                      19

Consolidated Statement of Cash Flows for the years
ended December 31, 1993, 1992 and 1991                20

Notes to Consolidated Financial Statements         21 - 33

Financial Statement Schedules for the years ended
December 31, 1993, 1992 and 1991:

      V   Property, Plant and Equipment            34 - 36

     VI   Accumulated Depreciation of Property,
          Plant and Equipment                      37 - 39

   VIII   Valuation and Qualifying Accounts        40 - 42

     IX   Short-Term Borrowings                       43

Report of Independent Public Accountants              44

Selected Financial Data

Historical Financial Summary                          45





   All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

COLGATE-PALMOLIVE COMPANY
Scope of Business

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Specialty Marketing. Oral, Personal and Household Care products include toothpastes, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleach, and other similar items. Specialty Marketing products include pet dietary care products, crystal tableware, and portable fuel for warming food. Principal global trademarks and tradenames include Colgate, Palmolive, Mennen, Ajax, Fab and Science Diet in addition to various regional tradenames.

The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                 1993          1992         1991
  Oral Care                       25%          23%          22%
  Personal Care                   24%          23%          18%
  Household Surface Care          17%          18%          20%
  Fabric Care                     19%          20%          23%
  Pet Dietary Care                11%          10%          11%

Company products are marketed under highly competitive conditions. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Product quality, brand recognition and acceptance, and marketing capability largely determine success in the Company's business segments.

As shown in the geographic area data that follow, more than half of the Company's net sales, operating profit and identifiable assets are attributable to overseas operations. Export sales and transfers between geographic areas are not significant.

Geographic Area Data

Dollars in Millions                   1993       1992        1991
Net sales:*
  United States and Canada          $2,533.1   $2,556.2    $2,195.9
  Europe                             1,903.7    2,168.4     1,968.7
  Latin America                      1,525.8    1,315.2     1,075.4
  Asia and Africa                    1,178.7      967.4       820.3
                                    $7,141.3   $7,007.2    $6,060.3
Operating profit:
  United States and Canada            $332.3     $324.5       $98.8**
  Europe                               171.8      189.3        25.8**
  Latin America                        249.6      191.6       113.4**
  Asia and Africa                      134.7       90.7        65.2**
                                      $888.4     $796.1      $303.2**

Identifiable assets:
  United States and Canada          $2,861.0   $2,673.9    $1,942.8
  Europe                             1,197.1    1,313.7     1,243.6
  Latin America                        804.4      682.1       526.0
  Asia and Africa                      698.4      471.4       454.5
                                    $5,560.9   $5,141.1    $4,166.9
___________________________________________________________________________

*Certain amounts have been reclassified to conform with the 1993 presentation.

**Operating profit for geographic area data in 1991 includes the effect of the charge for restructured operations of $340.0. The effects on geographic area data in 1991 were to reduce the operating profit of USA/ Canada, Europe, Latin America and Asia/Africa by $154.0, $131.9, $19.4 and $14.4, respectively.

COLGATE-PALMOLIVE COMPANY

Industry Segment Data

Dollars in Millions                       1993        1992        1991
Net sales:
  Oral, Personal and Household Care     $6,243.2    $6,162.0    $5,260.6
  Specialty Marketing                      898.1       845.2       799.7
                                        $7,141.3    $7,007.2    $6,060.3

Operating profit:
  Oral, Personal and Household Care       $731.5      $653.2      $202.8*
  Specialty Marketing                      156.9       142.9       100.4*
                                           888.4       796.1       303.2*
  Earnings from equity investments           7.4        21.7        20.9
  Unallocated expenses, net                (59.6)**    (89.9)**   (106.2)**
  Income before income taxes              $836.2      $727.9      $217.9*


Identifiable assets:
  Oral, Personal and Household Care     $5,053.0    $4,664.8    $3,695.7
  Specialty Marketing                      507.9       476.3       471.2
                                         5,560.9     5,141.1     4,166.9
  Corporate assets                         200.3       293.0       343.7
  Total assets                          $5,761.2    $5,434.1    $4,510.6


Capital expenditures:
  Oral, Personal and Household Care       $339.5      $290.8      $208.9
  Specialty Marketing                       24.8        27.7        51.8
                                          $364.3      $318.5      $260.7


Depreciation and amortization:
  Oral, Personal and Household Care       $187.6      $172.2      $133.7
  Specialty Marketing                       22.0        20.3        12.5
                                          $209.6      $192.5      $146.2
___________________________________________________________________________

*Operating profit for industry segment data in 1991 includes the effect of the charge for restructured operations of $340.0. The operating profit of the Oral, Personal and Household Care and Specialty Marketing segments were reduced by $291.8 and $27.9, respectively.

**Net  unallocated expenses include general corporate expense  and  income,
 net   interest  and  a  $20.3  charge  in  1991  related  to  restructured operations.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the amount of dividends paid per share has increased for 31 consecutive years.



Market Price
                      Common Stock                $4.25 Preferred Stock
                    1993            1992           1993           1992
Quarter
Ended            High    Low     High   Low     High   Low     High   Low
 March 31       $67.25 $54.25  $50.75 $45.13  $75.50 $63.50  $64.00 $61.00
 June 30         66.38  52.63   53.50  45.63   77.00  73.00   64.50  60.75
 September 30    59.00  46.75   58.00  50.25   77.50  73.50   66.50  62.75
 December 31     62.75  52.50   60.63  55.63   76.50  72.00   65.50  63.00

Closing Price       $62.38         $55.75         $73.50         $64.50


Dividends Paid Per Share
Quarter Ended         1993        1992         1993           1992
 March 31            $.310       $.265        $1.0625      $1.0625
 June 30              .310        .265         1.0625       1.0625
 September 30         .360        .310         1.0625       1.0625
 December 31          .360        .310         1.0625       1.0625

   Total             $1.34       $1.15          $4.25        $4.25


COLGATE-PALMOLIVE COMPANY

Quarterly Financial Data (Unaudited)

Dollars in Millions
Except Per Share Amounts





                       First     Second       Third      Fourth
                     Quarter     Quarter     Quarter    Quarter      Year
1993
Net sales             $1,702.7  $1,775.1    $1,823.1    $1,840.4   $7,141.3
Gross profit             814.8     851.2       870.1       875.3    3,411.4
Income before
changes in
accounting               140.8     142.4       142.8       122.1      548.1
Net (loss)income (1)    (217.4)    142.4       142.8       122.1      189.9





Earnings per
common share
before changes
in accounting:
  Primary                  .85       .86         .89         .78       3.38
  Assuming full
   dilution                .79       .81         .82         .73       3.15
(Loss)earnings
per common
share:(2)
  Primary                (1.39)      .86         .89         .78       1.08
  Assuming full
   dilution              (1.25)      .81         .82         .73       1.05



1992
Net sales             $1,600.5  $1,799.6    $1,835.8    $1,771.3   $7,007.2
Gross profit             755.1     848.0       864.8       830.9    3,298.8
Net income               113.8     124.4       128.8       110.0      477.0




Earnings per
common share:(2)
  Primary                  .74       .75         .78         .66       2.92
  Assuming full
    dilution               .68       .70         .73         .62       2.74

(1)Reflects a first quarter 1993 charge for changes in accounting for Other Postretirement Benefits, Postemployment Benefits and Income Taxes of $358.2.

(2)The sum of the quarterly earnings per share amounts in 1993 and 1992 is not equal to the full year because the computations of the weighted average number of shares outstanding and the potential impact of dilutive securities for each quarter and for the full year are made independently.


COLGATE-PALMOLIVE COMPANY

Consolidated Statement of Income

Dollars in Millions Except Per Share Amounts

                                         1993         1992         1991
Net sales                                $7,141.3    $7,007.2    $6,060.3
Cost of sales                             3,729.9     3,708.4     3,296.3
 Gross profit                             3,411.4     3,298.8     2,764.0

Selling, general and administrative
 expenses                                 2,457.1     2,500.2     2,142.4
Provision for restructured
 operations                                    -           -        340.0
Other expense (income)                       71.3        20.7        (1.0)
Interest expense, net of interest
 income of $22.7, $28.1 and $33.4,
 respectively                                46.8        50.0        64.7
Income before income taxes                  836.2       727.9       217.9
Provision for income taxes                  288.1       250.9        93.0

Income before changes in accounting         548.1       477.0       124.9

Cumulative effect on prior years of
  accounting changes                       (358.2)         -            -
Net income                                 $189.9      $477.0      $124.9




Earnings per common share, primary:
Income before changes in accounting         $3.38       $2.92        $.77
Cumulative effect on prior years of
 accounting changes                         (2.30)         -           -
Net income                                  $1.08       $2.92        $.77


Earnings per common share,
 assuming full dilution:
Income before changes in accounting         $3.15       $2.74        $.75
Cumulative effect on prior years of
 accounting changes                         (2.10)          -           -
Net income                                  $1.05       $2.74        $.75











See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheet

Dollars in Millions Except Per Share Amounts




                                          1993           1992
Assets
Current Assets
 Cash and cash equivalents               $144.1         $117.9
 Marketable securities                     67.1          102.6
 Receivables, net                         988.3          876.5
 Inventories                              678.0          695.6
 Other current assets                     192.9          202.5
     Total current assets               2,070.4        1,995.1

Property, plant and equipment, net      1,766.3        1,596.8
Goodwill and other intangible
  assets, net                           1,589.0        1,430.5
Other assets                              335.5          411.7
                                       $5,761.2       $5,434.1

Liabilities and Shareholders' Equity

Current Liabilities
 Notes and loans payable                 $169.4         $132.0
 Current portion of long-term debt         15.5           59.4
 Accounts payable                         599.3          563.0
 Accrued income taxes                      59.4           33.9
 Other accruals                           550.4          571.2

     Total current liabilities          1,394.0        1,359.5

Long-term debt                          1,532.4          946.5
Deferred income taxes                     266.2          171.3
Other liabilities                         693.6          337.0

Shareholders' Equity
 Preferred stock                          414.3          418.3
 Common stock, $1 par value
 (500,000,000 shares authorized,
 183,213,295 shares issued)               183.2          183.2
 Additional paid-in capital             1,000.9          985.3
 Retained earnings                      2,163.4        2,204.9
 Cumulative translation adjustments      (372.9)        (308.5)
                                        3,388.9        3,483.2
 Unearned compensation                   (389.9)        (396.1)
 Treasury stock, at cost               (1,124.0)        (467.3)

     Total shareholders' equity         1,875.0        2,619.8
                                       $5,761.2       $5,434.1

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statement of Retained Earnings

Dollars in Millions                     1993        1992       1991

Balance, January 1                   $2,204.9    $1,928.6     $1,960.8
Add:
  Net income                            189.9       477.0        124.9
                                      2,394.8     2,405.6      2,085.7
Deduct:
  Dividends declared:
   Series B Convertible Preference
    Stock, net of income taxes           21.1        20.2         20.3
   Preferred stock                         .5          .5           .5
   Common stock                         209.8       180.0        136.3
                                        231.4       200.7        157.1
Balance, December 31                 $2,163.4    $2,204.9     $1,928.6


Consolidated Statement of Changes in Capital Accounts

                                            Additional
                        Common Stock         Paid-In       Treasury Stock
Dollars  in          Shares      Amount      Capital      Shares     Amount
Millions
Balance, January
1, 1991               133,207,216  $171.1    $123.6     37,940,242    $706.5
Shares issued
through public
offering               11,500,000      -      230.9    (11,500,000)   (214.6)
Shares issued in
connection with
acquisitions            1,571,730      -       33.3     (1,571,730)    (29.3)
Shares issued
for stock options       1,238,377      .4      14.6       (827,203)    (15.4)
Treasury stock
acquired                 (188,245)     -         -         188,245        .2
Other                      14,258      -        9.0        (14,258)       .3

Balance,
December 31, 1991     147,343,336   171.5     411.4     24,215,296     447.7
Shares issued in
connection with
acquisition            11,648,693    11.7     532.4             -         -
Shares issued
for stock options       2,441,044       -       9.5     (2,441,044)    (46.6)
Treasury stock
acquired                 (976,983)      -        -         976,983      54.0
Other                    (215,686)      -      32.0        221,656      12.2

Balance,
December 31, 1992     160,240,404   183.2     985.3     22,972,891     467.3
Shares issued
for stock options       1,408,105       -       9.6     (1,408,105)    (34.7)
Treasury stock
acquired              (12,610,423)      -        -      12,610,423     698.1
Other                     218,517       -       6.0       (218,517)     (6.7)

Balance,
December 31, 1993     149,256,603  $183.2  $1,000.9     33,956,692  $1,124.0

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statement of Cash Flows
Dollars in Millions

                                           1993        1992         1991
Operating Activities
  Net Income                              $189.9      $477.0       $124.9
  Adjustments to reconcile net
   income to net cash provided by
   operations:
     Cumulative effect on prior
      years of accounting changes          358.2          -            -
     Restructured operations, net          (77.0)      (92.0)       319.0
     Depreciation and amortization         209.6       192.5        146.2
     Deferred income taxes and
      other liabilities                     53.6       (25.8)       (38.4)
     Cash effects of changes in:
      Receivables                         (103.6)      (38.0)       (58.2)
      Inventories                           31.7        28.4         45.8
      Other current assets                  (4.6)       10.6        (11.9)
      Payables and accruals                 52.6       (10.0)       (41.7)
     Net cash provided by
       operations                          710.4       542.7        485.7

Investing Activities
  Capital expenditures                    (364.3)     (318.5)      (260.7)
  Payment for acquisitions, net of
    cash acquired                         (171.2)     (170.1)      (269.6)
  Sale of marketable securities
    and other investments                   33.8        79.9         36.8
  Investments in less-than-majority-
    owned companies and other              (12.5)       (6.6)       (12.7)
  Other, net                                61.7        17.4        (30.1)
    Net cash used for investing
     activities                           (452.5)     (397.9)      (536.3)

Financing Activities
  Principal payments on debt              (200.8)     (250.1)      (311.4)
  Proceeds from issuance of debt, net      782.1       262.6         51.0
  Proceeds from outside investors           60.0          -            -
  Dividends paid                          (231.4)     (200.7)      (157.1)
  Purchase of common stock                (657.2)      (20.5)         (.2)
  Proceeds from issuance of common
    stock                                     -           -         445.5
  Proceeds from exercise of stock
    options                                 21.8        22.6         30.4
  Net cash (used for) provided by
    financing activities                  (225.5)     (186.1)        58.2

Effect of exchange rate changes on
  cash and cash equivalents                 (6.2)       (9.3)        (5.5)

Net increase (decrease) in cash
and  cash equivalents                       26.2       (50.6)         2.1

Cash and cash equivalents at
  beginning of year                        117.9       168.5        166.4
Cash and cash equivalents at end
  of year                                 $144.1      $117.9       $168.5


See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

Dollars in Millions Except Per Share Amounts

1.   Summary of Significant Accounting Policies

 Principles of Consolidation
 The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in companies in which the Company's interest is between 20% and 50% are accounted for using the equity method. The Company's share of the net income from such investments is recorded as equity earnings and is classified as other income in the Consolidated Statement of Income.

 Revenue Recognition
 Sales are recorded at the time products are shipped to trade customers. Net sales reflect units shipped at selling list prices reduced by trade promotion allowances.

 Cash and Cash Equivalents
 The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows. Investments in short-term securities that do not meet the definition of cash equivalents are classified as marketable securities in the Consolidated Balance Sheet. Marketable securities are reported at cost, which approximates market.

 Inventories
 Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used to value substantially all inventories in the U.S. as well as in certain overseas locations. The remaining inventories are valued using the first-in, first-out (FIFO) method.

 Property, Plant and Equipment
 Land, buildings, and machinery and equipment are stated at cost.
 Depreciation is provided, primarily using the straight-line method, over estimated useful lives ranging from 3 to 40 years.

 Goodwill and Other Intangibles
 Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years.

 Income Taxes
 Effective January 1, 1993, deferred taxes are recognized for the expected future tax consequences of temporary differences between the amounts carried for financial reporting and tax purposes. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

 Postretirement and Postemployment Benefits
 Effective January 1, 1993, the cost of postretirement health care and other benefits is actuarially determined and accrued over the service period of covered employees.

 Translation of Overseas Currencies
 The assets and liabilities of subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.

 For subsidiaries operating in highly inflationary environments, inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

 Geographic Areas and Industry Segments
 The financial and descriptive information on the Company's geographic area and industry segment data, appearing on pages 13 and 14 of this report, is an integral part of these financial statements.

2. Acquisitions

 In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson Wax in Europe, the South Pacific and other international locations. During the year, the Company also acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1993 acquisitions was $222.5.

 In March 1992, the Company acquired The Mennen Company ("Mennen") for an aggregate purchase price of $670.0, paid with 11.6 million unregistered shares of the Company's common stock and $127.0 in cash. The acquisition included Mennen's personal care products business and businesses held for sale that were sold in August 1992. The results of operations of Mennen have been included in the Consolidated Financial Statements since March 27, 1992.

 During 1992, the Company also acquired the remaining interest in Viset, an Italian manufacturer of consumer products, and established significant ownership positions in joint ventures in China and Eastern Europe. The aggregate purchase price of all 1992 acquisitions was $718.4.

 During 1991, the Company acquired the Murphy-Phoenix Company, which owned an all-purpose cleaner business. Internationally, the Company acquired the Plax antiplaque mouthwash business for worldwide markets excluding the U.S., Canada and Puerto Rico, the remaining interest in the Unisol Group of Companies in Portugal, the personal care business of ICI in Australia, a majority interest in Haci Sakir, a soap and body care business in Turkiye, and the Brazilian Pinesol household cleaner business. The aggregate purchase price of 1991 acquisitions was $339.4.

 All of these acquisitions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates of
 the  respective  acquisitions.   The  results  of  operations  have  been
 included in the Consolidated Financial Statements since the respective acquisition dates. The inclusion of pro forma financial data for these acquisitions prior to the dates of acquisition would not have materially affected reported results.

3.  Restructured Operations

 In September 1991, the Company announced a manufacturing and organizational restructuring program designed to capitalize on opportunities created by movement to common markets in Europe and North America, more sophisticated and efficient manufacturing techniques, and consolidation opportunities created by several acquisitions around the world. The program included organizational realignments, manufacturing reconfigurations and the write-down of certain property, plant and equipment. As a result, the Company recorded a pretax charge of $340.0 ($243.0 aftertax or $1.80 per share) in 1991.

4.    Long-Term Debt and Credit Facilities

 Long-term debt consists of the following at December 31:

                                                  1993           1992
ESOP serial notes, guaranteed by the
 Company, due from 2001 through 2009
 at interest rates ranging from 8.2%
 to 8.9%                                          $398.6       $402.0
Medium term notes due from 1995
 through 2003 at interest rates
 ranging from 5.5% to 7.2%                         397.2        168.3
Commercial paper at interest rates
ranging from 3.2% to 3.3%                          586.1         90.2
9.98% debentures due 2017                           32.0        106.1
12.43% Canadian dollar notes due 2030               67.6         76.2
8.9% Swiss franc notes                                -          50.0
Other                                               66.4        113.1
                                                 1,547.9      1,005.9
Less: Current portion of long-term debt             15.5         59.4
                                                $1,532.4       $946.5

 Other debt consists of capitalized leases and individual fixed and floating rate issues of less than $50.0 with various maturities. Scheduled maturities of debt outstanding at December 31, 1993, exclusive of capitalized lease obligations, are as follows: 1994 - $13.5; 1995 - $37.5; 1996 - $38.1; 1997 - $46.8, and 1998 - $52.4. Commercial paper is classified as long-term debt in accordance with the Company's intent and ability to refinance such obligations on a long-term basis.

 At December 31, 1993, the Company had unused credit facilities amounting to $1,303.2. Included in this total is a $460.0 revolving credit facility that provides for general corporate borrowings and expires in March 1995. Interest on borrowings under the agreement is based on Base (Prime) rates, Certificate of Deposit rates or Eurodollar rates. No borrowings were outstanding under this credit agreement at December 31, 1993. Commitment fees related to credit facilities are not material.

 The Company has entered into various foreign exchange contracts to hedge currency exposures associated with its net investment in foreign operations, intercompany loans and other foreign currency transactions. At December 31, 1993, the outstanding net face amounts of these contracts totaled approximately $440.7.

 The Company has also entered into a series of interest rate swap agreements with banks having a total notional principal amount of $447.0 with maturity dates through 2023. The contracts enable the Company to change the effective interest rate on its debt according to corporate needs and market conditions.

5.    Leases

  At December 31, 1993, future minimum rental payments under capital and operating leases were as follows:


  Year Ending December 31,                     Capital   Operating
  1994                                            $2.5      $63.7
  1995                                             2.0       55.1
  1996                                             1.7       45.9
  1997                                              .8       37.0
  1998                                              .4       32.8
  Later years                                       .9       63.7
  Total minimum lease payments                     8.3      298.2
  Less: Minimum sublease rental income              -        19.7

  Net minimum lease payments                       8.3     $278.5

  Less: Interest and executory costs               1.2

  Present value of net minimum lease payments     $7.1

 Rent expense for all operating leases totaled $91.5 in 1993 and $80.3 in 1992 and 1991.

6   Capital Stock and Stock Option Plans

  Preferred Stock
 Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued and is outstanding. Dividends on the
 $4.25  Preferred  Stock  are  cumulative.  Under  the  provisions  of  the
 Certificate of Incorporation, the Preferred Stock is subject to redemption only at the option of the Company.

  Preference Stock
 In 1988, the Company's Certificate of Incorporation was amended to authorize the issuance of a new class of preferred stock consisting of 50,000,000 shares of Preference Stock, without par value. The Preference Stock, which is convertible into two shares of common stock, ranks junior to all series of the Preferred Stock with respect to the payment of dividends and the distribution of assets of the Company. At December 31, 1993 and 1992, 6,181,480 and 6,242,765 shares of Preference Stock, respectively, were outstanding and issued to the Company's ESOP.

  Common Stock
 In March 1992, the Company issued 11,648,693 unregistered shares of its common stock in connection with acquiring Mennen. Certain registration rights were granted for a portion of the shares issued in connection with the transaction.

 In November 1991, the Company issued an additional 11,500,000 common shares through a public offering and simultaneously retired 11,500,000 shares of treasury stock. In connection with acquiring The Murphy-Phoenix Company, the Company also issued 1,571,730 shares of its common stock.

 At December 31, 1993 and 1992, 507,855 and 476,185 shares, respectively, were held for distribution under the Executive Incentive Compensation Plan, which provides for cash and common stock awards for officers and other executives of the Company and its major subsidiaries. The cost of these shares totaled $22.7 at December 31, 1993 and $17.0 at December 31, 1992.

 In October 1988, the Board of Directors authorized the redemption of the then outstanding common stock purchase rights for a total of $6.9. A new rights plan was adopted, and stockholders received a distribution of one Preference Share Purchase Right ("Right") for each outstanding share of the Company's common stock. Each Right entitles stockholders to buy one two-hundredth interest in a share of a new series of preference stock at an exercise price of $87.50. Each interest is designed to make it the economic equivalent of one share of common stock. A Right is exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock.

 If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price. In addition, if a person or group acquires 30% or more of the Company's outstanding common stock, otherwise than pursuant to a cash tender offer for all shares in which such person or group increases its stake from below 20% to 80% or more of the outstanding shares, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the Right's exercise price. Further, at any time after a person or group acquires 30% or more (but less than 50%) of the Company's outstanding common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis.

 Prior to the acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock, each Right is redeemable at the option of the Board of Directors at a price of $.005.

 The Board of Directors is also authorized to reduce the 20% and 30% thresholds referred to above to not less than 15%. The new Rights will expire on October 24, 1998. There were 149,256,603 Preference Share Purchase Rights outstanding at December 31, 1993 and 160,240,404 at December 31, 1992.

 Stock Option Plans
 The Company's 1987 Stock Option Plan provides for the issuance of non-qualified stock options to officers and key employees. The non-qualified stock options permit optionees to acquire common stock of the Company upon payments of cash or stock.

 Options are granted at prices not less than the fair market value on the date of grant. At December 31, 1993, 6,726,478 shares were available for future grants. The Company's 1977 Stock Option Plan terminated during 1987, except as to options granted.

 During 1992, an Accelerated Ownership feature was added to the 1987 Stock Option Plan. The Accelerated Ownership feature provides for the grant of new options when previously owned shares of Company stock are used to exercise existing options. The number of new options granted under this feature is equal to the number of shares of previously owned Company stock used to exercise the original options and to pay the related required U.S. income tax. The new options are granted at a price equal to the fair market value on the date of the new grant and have the same expiration date as the original options exercised.

 Stock option plan activity is summarized below:

                                                1993            1992
  Options outstanding, January 1             8,204,191        8,284,229
  Granted                                    2,925,639        2,441,173
  Exercised                                 (1,408,105)      (2,441,044)
  Canceled or expired                          (95,331)         (80,167)
  Options outstanding, December 31           9,626,394        8,204,191

  Options exercisable at December 31         5,381,106        4,998,140

  Option price range at exercise      $10.03 to $56.31   $9.34 to $42.56

  Option price range at December 31   $11.88 to $99.79  $10.03 to $60.13


7.    Employee Stock Ownership Plan

 In 1989, the Company expanded its employee stock ownership plan (ESOP) through the introduction of a leveraged ESOP covering employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. The long-term notes, which are guaranteed by the Company, are recorded on the accompanying Consolidated Balance Sheet. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semi-annual dividends equal to the higher of $2.44 or the current dividend paid on two common shares for the comparable six-month period. Each share may be converted by the Trustee into two shares of common stock.

 Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1993, 860,469 shares were allocated to participant accounts.

 Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statement of Retained Earnings.

 Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $7.9 in 1993, $8.1 in 1992 and $6.9 in 1991. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

 Interest incurred on the ESOP's notes amounted to $34.5 in 1993, $35.1 in 1992 and $35.3 in 1991. The Company paid dividends on the stock held by the ESOP of $32.7 in 1993, $32.8 in 1992 and $34.0 in 1991. Company
 contributions to the ESOP were $5.7 in 1993, $5.6 in 1992 and $4.9 in 1991.

8.    Retirement Plans and Other Postretirement Benefits

 Retirement Plans
 The Company, its U.S. subsidiaries and a majority of its overseas subsidiaries maintain pension plans covering substantially all of their employees. Most plans provide pension benefits that are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to trustees as necessary to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of common stocks, deposit administration contracts with insurance companies, investments in real estate funds and U.S. Government obligations.

 Net periodic pension expense includes the following components:

                             1993              1992                1991
                      U.S.   Overseas     U.S.    Overseas    U.S.   Overseas
                      Plans   Plans       Plans   Plans       Plans   Plans
Service cost -
benefits earned
during the period      $18.7   $12.3      $17.9   $12.4       $15.7   $10.5
Interest cost on
projected benefit
 obligation             64.2    15.4       62.0    16.7        56.4    15.3
Actual return on
 plan assets           (95.2)  (15.2)     (87.6)  (12.0)      (65.9)  (14.9)
Net amortization
 and deferral           19.5     7.1        9.6     2.7       (10.9)    6.3
Net pension
 expense (income)       $7.2   $19.6       $1.9   $19.8       $(4.7)  $17.2


 The following table sets forth the funded status of the plans at December
 31:

                                               1993               1992
                                         U.S.   Overseas    U.S.    Overseas
                                        Plans    Plans     Plans     Plans
     Plan assets at fair value          $809.2   $126.6     $771.1   $112.1

     Actuarial present value of
     benefit obligations:
       Vested obligation                 744.6    170.1      637.2    149.4
       Nonvested obligation               54.5     19.0       53.7     20.0
     Accumulated benefit obligation      799.1    189.1      690.9    169.4
     Additional benefits related
       to assumed future
       compensation levels               112.8     38.5      108.4     37.1
     Projected benefit obligation        911.9    227.6      799.3    206.5
     Plan assets (less than)
       projected benefit
       obligation                       (102.7)  (101.0)     (28.2)   (94.4)
     Deferral of net actuarial
       changes and other, net            182.2     11.6      104.3      6.8
     Unrecognized prior
       service cost                       26.8      2.0       30.9      2.2
     Unrecognized transition
       asset                             (45.6)    (4.9)     (49.0)    (7.3)
     Additional liability                 (6.2)    (1.2)        -        -
     Prepaid (accrued) pension
       cost recognized in the
       Consolidated Balance Sheet        $54.5   $(93.5)     $58.0   $(92.7)

 The actuarial assumptions used to determine the above data were as follows:

                       U.S. Plans                 Overseas Plans
                 1993   1992  1991       1993           1992           1991
  Settlement
    rates        7.25%  8.25% 8.25%  6.5% to 14.5%  7.5% to 16.0%  7.5% to 16.0%
  Long-term
    rates of
    compensation
    increase     5.75%   6.0%  6.0%  4.0% to 13.0%  5.0% to 14.5%  5.0% to 14.5%
   Rates of
    return on
    plan assets  9.25%  9.75% 10.0%  7.5% to 15.0%  7.5% to 16.5%  7.5% to 16.0%

Other Postretirement and Postemployment Benefits
The Company and certain of its subsidiaries provides health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires the Company to change its method of accounting for its postretirement life and health care benefits provided to retirees from the "pay-as-you-go" basis to accruing such costs over the working lives of the employees. The Company elected to recognize this change in accounting on the immediate recognition basis and utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits. Postretirement benefits currently are not funded. The Company also adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement.

The cumulative effect on prior years of adopting SFAS 106 and 112 as of January 1, 1993 resulted in a pretax charge of $195.7 ($129.2 aftertax or $.83 per share) of which $189.5 related to SFAS 106 and $6.2 related to SFAS
112. This non-cash charge represents the accumulated benefit obligation net of related accruals previously recorded by the Company.

Postretirement benefits expense for 1993 included the following components:


 Service cost-benefits earned
  during the period                     $ 3.7
 Annual ESOP allocation                  (6.2)
 Interest cost on accumulated
  postretirement benefit
  obligation                             16.4
    Net postretirement expense          $13.9



The cash cost to the Company for postretirement benefits in 1992 and 1991, excluding acquisitions, approximated $11.2 and $11.8, respectively. The pro forma effects of retroactive application of this mandated change in accounting were not determinable.

The postretirement benefit obligation included in Other liabilities in the Consolidated Balance Sheet at December 31, 1993 was comprised of the following components:


 Actuarial present value of postretirement benefit
 obligations:
 Retirees                                $155.2
 Active participants eligible
 for retirement                            11.3
 Other active participants                 25.1
  Accumulated postretirement
  benefit obligation                      191.6
 Unrecognized net gain                     14.2
  Accrued postretirement
  benefit liability                      $205.8

The principal actuarial assumptions used in the measurement of the accumulated benefit obligation were as follows:


 Discount rate                           7.25%
 Current medical cost trend rate        10.00%
 Ultimate medical cost trend rate        5.00%
 Medical cost trend rate decreases
   ratably to ultimate in year           2001
 ESOP growth rate                       10.00%

The cost of these postretirement medical benefits is dependent upon a number of factors, the most significant of which is the rate at which medical costs increase in the future. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $20.2; annual expense would not be materially affected.

9.    Income Taxes

 Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The one-time non-cash charge for the recalculation of income taxes was $229.0 ($1.47 per share), primarily as a result of the 1992 acquisition of Mennen. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

 The provision for income taxes on income before changes in accounting consists of the following for the years ended December 31:

                                 1993          1992         1991
     United States               $ 75.9       $ 70.3       $ (.2)
     Overseas                     212.2        180.6        93.2
                                 $288.1       $250.9       $93.0

Differences   between  accounting   for   financial statement  purposes  and
accounting for tax purposes result in taxes currently payable (lower) higher than the total provision for income taxes as follows:

                                  1993        1992         1991
Excess of tax over book
depreciation                     $(18.7)     $(18.0)      $(19.8)
Net restructuring
(spending) accrual                (24.2)      (22.0)        86.0
Other, net                        (13.8)       (9.4)        (9.4)
                                 $(56.7)     $(49.4)       $56.8

In addition, tax benefits of $21.3 in 1993 were recorded directly through equity.

The components of income before income taxes are as follows for the three years ended December 31:

                                  1993         1992         1991
United States                    $256.9      $247.6        $51.3
Overseas                          579.3       480.3        166.6
                                 $836.2      $727.9       $217.9

The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statement of Income is as follows:


% of Income Before Tax               1993      1992      1991
Tax at U.S. statutory rate           35.0%     34.0%     34.0%
State income taxes, net of
federal benefit                        .7       1.0        .1
Restructured operations                -         -        8.6
Earnings taxed at other than
U.S. statutory rate                   (.2)       .3        .9
Other, net                           (1.0)      (.8)      (.9)
Effective tax rate                   34.5%     34.5%     42.7%

The components of deferred taxes at December 31, 1993 are as follows:


                                         1993
        Current assets:
         Accrued liabilities            $74.9
         Other (net)                     16.2
                                         91.1

        Noncurrent assets (liabilities):
         Intangible assets             (213.6)
         Property, plant and
          equipment                    (165.7)
         Postretirement and
          postemployment
          benefits                       73.5
         Restructuring                   33.3
         Tax loss and tax credit
           carryforwards                 63.3
         Other (net)                    (28.7)
                                       (237.9)
        Less: valuation allowance       (28.3)
                                       (266.2)

         Deferred taxes, net          $(175.1)

                                            30

10. Foreign Currency Translation

 Cumulative  translation  adjustments,  which  represent  the   effect   of
 translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were as follows:

                                1993     1992      1991
Balance, January 1             $(308.5)  $(216.9)  $(200.6)
Effect of balance sheet
translations                     (64.4)    (91.6)    (16.3)
Balance, December 31           $(372.9)  $(308.5)  $(216.9)

 Foreign currency charges, resulting from the translation of balance sheets of subsidiaries operating in highly inflationary environments and from foreign currency transactions, were not material in 1993, 1992 and 1991.

11. Earnings Per Share

 Primary earnings per share are determined by dividing net income, after deducting preferred stock dividends net of related tax benefits ($21.6 net in 1993, $20.7 net in 1992 and $20.8 net in 1991), by the weighted average number of common shares outstanding (155.9 million in 1993, 156.5 million in 1992 and 135.3 million in 1991).

 Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options, unless the effect of such conversion is antidilutive. This calculation also assumes, if applicable, reduction of available income by pro forma ESOP replacement funding, net of income taxes.

12. Supplemental Cash Flow Information

                                  1993      1992      1991
Income taxes paid                 $216.4     $178.1    $122.7
Interest paid                      $59.1      $68.7     $88.3
Non-cash consideration in
payment for acquisitions           $36.3     $859.8     $75.9
ESOP debt, guaranteed by the
Company                            $(3.4)     $(3.0)    $(2.5)

13. Other Income Statement Information

 Other expense (income), consists of the following for the years ended December 31:

                                  1993       1992      1991
Amortization of intangibles       $51.2      $47.7      $23.9
Earnings from equity
 investments                       (7.4)     (21.7)     (20.9)
Minority interest                  27.5        2.1        3.3
Other                                -        (7.4)      (7.3)
                                  $71.3      $20.7      $(1.0)

 The following is a comparative summary of certain expense information for the years ended December 31:

                                 1993       1992         1991
Interest incurred                 $81.3      $86.5     $114.2
Interest capitalized               11.8        8.4       16.1
Interest expense                  $69.5      $78.1      $98.1

Research and development         $139.9     $125.8     $114.2
Maintenance and repairs          $107.8     $108.2      $99.1
Media advertising costs          $508.3     $516.6     $428.7

                                            31

14. Balance Sheet Information

  Supplemental balance sheet information is as follows:


                                              1993         1992
Receivables, Net
Receivables                                 $1,013.2      $898.3
Allowance for doubtful accounts                (24.9)      (21.8)
                                              $988.3      $876.5

Inventories                                   1993         1992
Raw materials and supplies                    $250.0      $307.2
Work-in-process                                 28.7        24.9
Finished goods                                 399.3       363.5
                                              $678.0      $695.6

 Inventories valued under LIFO amounted to $170.8 at December 31, 1993 and $207.3 at December 31, 1992. The excess of current cost over LIFO cost
 at  the  end  of  each  year was $23.1 and $28.5, respectively.   In  1993,
 certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory quantities. The effect was to increase income by $1.7.

                                               1993        1992

Other Current Assets
Prepaid income taxes                          $91.1       $111.1
Other                                         101.8         91.4
                                             $192.9       $202.5

Property, Plant and Equipment, Net             1993        1992
Land                                          $82.6        $83.3
Buildings                                     491.3        461.6
Machinery and equipment                     2,246.3      2,037.5
                                            2,820.2      2,582.4
Accumulated depreciation                   (1,053.9)      (985.6)
                                           $1,766.3     $1,596.8

Goodwill and Other Intangibles, Net            1993        1992
Goodwill and other intangibles             $1,740.2     $1,530.5
Accumulated amortization                     (151.2)      (100.0)
                                           $1,589.0     $1,430.5

Other Accruals                                 1993        1992
Accrued payroll and employee benefits        $223.8       $200.1
Accrued advertising                           121.0        130.8
Accrued interest                               19.3         20.4
Accrued taxes, other than income taxes         35.9         25.5
Other                                         150.4        194.4
                                             $550.4       $571.2

 Fair Value of Financial Instruments
 The  Company  estimates  that  the aggregate  fair  value of all financial instruments at December 31, 1993 does not differ materially from the aggregate carrying values of its financial instruments recorded in the
 Consolidated  Balance  Sheet.   The estimated  fair  value amounts have been
 determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

 In  May 1993,  the  Financial Accounting Standards Board issued Statement
 No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company will adopt the provisions of this new standard effective January 1, 1994, and prior periods will not be restated. The effect of adoption will not be material to financial condition, results of operations or cash flows.

15. Commitments and Contingent Liabilities

 The   Company   has  various  contractual  commitments  to  purchase   raw
 materials, products and services totaling $282.4 million which expire through 1998.

 The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

                            COLGATE-PALMOLIVE COMPANY
                    SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                              (Dollars in Millions)



       Column A       Column B   Column C    Column D    Column E   Column F

                      Balance at                          Other      Balance
                      Beginning  Additions                Changes     at End
   Description (1)    of Period   at Cost   Retirements  Add(Deduct) of Period
Land and land
improvements              $83.3    $ 3.5      $  3.4     $(3.0)(2)   $  82.6
                                                           3.0 (3)
                                                          ( .8)(4)

Buildings                 461.6     31.6         3.6     (10.5)(2)     491.3
                                                           9.9 (3)
                                                           2.3 (4)

Machinery and
equipment               2,037.5    329.2        90.1     (63.3)(2)   2,246.3
                                                          36.1 (3)
                                                          (3.1)(4)

   Total               $2,582.4   $364.3      $ 97.1    $(29.4)     $2,820.2


NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to the basis upon which property, plant and equipment is stated and with respect to depreciation policies.
  (2)Adjustments arising from translation of asset balances at year-end exchange rates.
  (3)Property, plant and equipment of acquired companies and entities in which ownership was increased to majority control.
  (4)Other adjustments.



                            COLGATE-PALMOLIVE COMPANY
                    SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                              (Dollars in Millions)


       Column A       Column B   Column C    Column D    Column E   Column F

                      Balance at                          Other      Balance
                      Beginning  Additions                Changes     at End
   Description (1)    of Period   at Cost   Retirements  Add(Deduct) of Period

Land and land
improvements         $   77.3     $ 7.3        $ 3.9     $ (4.0)(2)  $   83.3
                                                           11.1 (3)
                                                           (4.5)(4)

Buildings               420.2      37.3         10.9      (12.9)(2)     461.6
                                                           35.9 (3)
                                                           (8.0)(4)

Machinery and
 equipment            1,863.1     273.9         68.7      (84.5)(2)   2,037.5
                                                           50.2 (3)
                                                            3.5 (4)

   Total             $2,360.6    $318.5        $83.5     $(13.2)     $2,582.4


NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to the basis upon which property, plant and equipment is stated and with respect to depreciation policies.
  (2)Adjustments arising from translation of asset balances at year-end exchange rates.
  (3)Property, plant and equipment of acquired companies.
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
                    SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                              (Dollars in Millions)

       Column A       Column B   Column C    Column D    Column E   Column F

                      Balance at                          Other      Balance
                      Beginning  Additions                Changes     at End
   Description (1)    of Period   at Cost   Retirements  Add(Deduct) of Period

Land and land
improvements             $64.0     $ 12.1      $  .5       $ (.1)(2)  $   77.3
                                                             1.8 (5)

Buildings                355.0       66.8        1.8        (1.9)(2)     420.2
                                                             2.1 (5)

Machinery and
 equipment             1,705.3      181.8       32.0       (12.1)(2)   1,863.1
                                                            23.8 (3)
                                                           (16.8)(4)
                                                            13.1 (5)

   Total              $2,124.3     $260.7      $34.3       $ 9.9      $2,360.6


NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to the basis upon which property, plant and equipment is stated and with respect to depreciation policies.
  (2)Adjustments arising from translation of asset balances at year-end exchange rates.
  (3)Property, plant and equipment of acquired companies.
  (4)Relates to the provision for restructuring of certain manufacturing operations.
  (5)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
      SCHEDULE VI-ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1993
                              (Dollars in Millions)


       Column A        Column B    Column C      Column D    Column E   Column F

                                   Additions
                       Balance at  Charged to                  Other     Balance
                       Beginning   Costs and                  Changes  at End of
   Description (1)     of Period   Expenses  Retirements   Add(Deduct)   Period

Land and land
improvements            $  9.6       $  1.7      $  .5       $ (.3)(2)  $  10.5

Buildings                115.5         12.8         .9        (4.6)(2)    128.2
                                                               2.3 (3)
                                                               3.1 (4)

Machinery and
equipment                860.5        143.9       77.7       (25.3)(2)    915.2
                                                               9.7 (3)
                                                               4.1 (4)

   Total                $985.6       $158.4      $79.1      $(11.0)    $1,053.9

NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to depreciation policies.
  (2)Adjustments arising from translation of accumulated depreciation balances at year-end exchange rates.
  (3)Accumulated depreciation of property, plant and equipment for entities in which ownership was increased to majority control.
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
      SCHEDULE VI-ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1992
                              (Dollars in Millions)


       Column A        Column B    Column C    Column D    Column E    Column F

                                   Additions
                       Balance at  Charged to                 Other     Balance
                       Beginning   Costs and                 Changes   at End of
   Description (1)     of Period   Expenses   Retirements  Add(Deduct)  Period

Land and land
improvements             $ 6.9       $  1.5         $  -      $ (.5)(2)  $  9.6
                                                                1.7 (3)

Buildings                124.9         11.9           6.7      (5.8)(2)   115.5
                                                               (8.8)(3)

Machinery and
 equipment               833.9        131.4          62.4     (44.7)(2)   860.5
                                                                2.3 (3)

   Total                $965.7       $144.8         $69.1    $(55.8)     $985.6

NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to depreciation policies.
  (2)Adjustments arising from translation of accumulated depreciation at year-end exchange rates.
  (3)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
      SCHEDULE VI-ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                      For the Year Ended December 31, 1991
                              (Dollars in Millions)


       Column A        Column B    Column C     Column D    Column E    Column F

                                   Additions
                       Balance at  Charged to                 Other     Balance
                       Beginning   Costs and                 Changes   at End of
   Description (1)     of Period   Expenses   Retirements  Add(Deduct)   Period

Land and land
improvements           $   6.2      $   .5        $  -       $   .2 (4)  $  6.9

Buildings                113.9        11.1           .2         (.5)(2)   124.9
                                                                 .6 (4)

Machinery and
equipment                641.8       110.6         22.4        (3.6)(2)   833.9
                                                               99.2 (3)
                                                                8.3 (4)

   Total               $ 761.9      $122.2        $22.6      $104.2      $965.7

NOTES:
  (1)Reference is made to Note 1 to the Consolidated Financial Statements included in this report with respect to depreciation policies.
  (2)Adjustments arising from translation of accumulated depreciation balances at year-end exchange rates.
  (3)Relates to provision for restructuring of certain manufacturing operations.
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1993
                              (Dollars in Millions)


       Column A              Column B         Column C       Column D   Column E

                                              Additions
                                          ------------------
                             Balance at   Charged to                     Balance
                             Beginning    Costs and                     at End of
     Description              of Period    Expenses  Other  Deductions   Period
                                                               $ 1.2(1)
                                                                 9.1(2)
                                                                  .2(4)
Allowance for doubtful
 accounts                       $ 21.8      $13.6    $    -    $10.5      $ 24.9

Accumulated amortization
 of goodwill and other
 intangibles                    $100.0      $51.2    $    -    $   -      $151.2

Valuation allowance for
 deferred tax  assets           $   -       $22.0(3) $ 6.3(3)  $   -      $ 28.3

NOTES:
  (1)Adjustments arising from translation of reserve balances at year-end exchange rates.
  (2)Uncollectible accounts written off and cash discounts allowed.
  (3)Allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future. The $22.0 charged to costs and expenses was included in the 1993 cumulative one-time charge for the adoption of SFAS 109, "Accounting for Income Taxes."
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1992
                              (Dollars in Millions)


       Column A              Column B         Column C       Column D   Column E

                                              Additions
                                          ------------------
                             Balance at   Charged to                     Balance
                             Beginning    Costs and                     at End of
     Description              of Period    Expenses   Other  Deductions  Period
                                                               $ 2.0(2)
                                                                10.6(3)
                                                                  .9(4)
Allowance for doubtful
 accounts                      $ 21.5       $12.3   $ 1.5 (1)  $13.5      $ 21.8

Accumulated amortization
 of goodwill and other
 intangibles                   $ 53.3       $47.7   $(1.0)(4)      -      $100.0



NOTES:
  (1)Balances of acquired companies.
  (2)Adjustments arising from translation of reserve balances at year-end exchange rates.
  (3)Uncollectible accounts written off and cash discounts allowed.
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1991
                              (Dollars in Millions)


       Column A              Column B         Column C       Column D   Column E

                                              Additions
                                          ------------------
                             Balance at   Charged to                     Balance
                             Beginning    Costs and                     at End of
     Description              of Period    Expenses   Other  Deductions  Period
                                                      $ .3(1)   $  .3(2)
                                                        .5(4)     5.7(3)
Allowance for doubtful
 accounts                       $ 19.6      $ 7.1     $ .8      $ 6.0    $21.5

Accumulated amortization
 of goodwill and other
 intangibles                    $ 29.3      $23.9     $ .1(4)       -    $53.3


NOTES:
  (1)Balances of acquired companies.
  (2)Adjustments arising from translation of reserve balances at year-end exchange rates.
  (3)Uncollectible accounts written off and cash discounts allowed.
  (4)Other adjustments.


                            COLGATE-PALMOLIVE COMPANY
                        SCHEDULE IX-SHORT-TERM BORROWINGS
                   For the Three Years Ended December 31, 1993
                              (Dollars in Millions)

  Column A              Column B   Column C    Column D     Column E    Column F
                                                                        Weighted
                                                                        Average
                                               Maximum    Average       Interest
                                 Weighted      Amount      Amount         Rate
                        Balance   Average   Outstanding  Outstanding     During
Category of Aggregate  at End    Interest     During      During      the Period
Short-term Borrowings  of Period  Rate (4)   the Period  the Period(2)  (3)(4)

Year 1993 (1)          $ 169.4       6.6%         $182.0      $ 150.8      9.1%

Year 1992 (1)          $ 132.0       9.3%         $223.9      $ 160.4     10.9%

Year 1991 (1)          $ 137.1      10.3%         $203.6      $ 128.4     11.2%

NOTES:
  (1)Amounts are payable to banks, principally overseas.
  (2)Average borrowings were determined based on average quarter-end amounts outstanding.
  (3)The weighted average interest rate during the year was computed by dividing actual short-term interest expense in each year by average short-term borrowings in such year.
  (4)The weighted average interest rates exclude the impact of interest rates in hyperinflationary countries because their impact is distortive.


Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to the consolidated financial statements, in 1993, the Company adopted three new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits.

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



New York, New York              /s/ ARTHUR ANDERSEN & CO.
February 2, 1994

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary (1)

Dollars in Millions Except Per Share Amounts

                    1993       1992       1991      1990        1989
Operations
Net sales          7,141.3    7,007.2    6,060.3    5,691.3    5,038.8
Income from
continuing
operations:
     Amount          189.9(2)   477.0      124.9(3)   321.0      280.0
Per share,
primary               1.08(2)    2.92        .77(3)    2.28       1.98
Assuming
full dilution         1.05(2)    2.74        .75(3)    2.12       1.90
Depreciation and
amortization
expense              209.6      192.5      146.2      126.2       97.0

Financial
Position
Working capital      676.4      635.6      596.0      516.0      907.5
Ratio of current
assets to current
liabilities            1.5        1.5        1.5        1.4        1.9
Property, plant
and equipment,
net                1,766.3    1,596.8    1,394.9    1,362.4    1,105.4
Capital
expenditures         364.3      318.5      260.7      296.8      210.0
Total assets       5,761.2    5,434.1    4,510.6    4,157.9    3,536.5
Long-term debt     1,532.4      946.5      850.8    1,068.4    1,059.5
Shareholders'
equity             1,875.0    2,619.8    1,866.3    1,363.6    1,123.2

Share and Other
Book value per
common share         12.40      16.21      12.54      10.12       8.39
Cash dividends
declared per
common share          1.34       1.15       1.02        .90        .78
Cash dividends
paid per common
share                 1.34       1.15       1.02        .90        .78
Closing price        62.38      55.75      48.88      36.88      31.75
Number of common
shares outstanding
(in millions)        149.3      160.2      147.3      133.2      132.2
Number of
shareholders of
record:
$4.25 Preferred        450        470        460        500        500
Common              40,300     36,800     34,100     32,000     32,400
Average number of
employees           28,000     28,800     24,900     24,800     24,100




- ---------------------------------------------------------------------------
                    1988       1987       1986       1985       1984
Operations
Net sales          4,734.3    4,365.7    3,768.7    3,488.5    3,415.9
Income from
continuing
operations:
  Amount             152.7(4)      .9(5)   114.8      122.5       28.5(7)
Per share,
primary               1.11(4)     .01(5)     .81        .78        .17(7)
Assuming
full dilution         1.10(4)     .01(5)     .81        .77        .17(7)
Depreciation and
amortization
expense               82.0       70.1       60.3       49.7       42.1

Financial
Position
Working capital      710.9      439.5      428.7      518.0      806.8
Ratio of current
assets to current
liabilities            1.7        1.3        1.4        1.5        2.0
Property, plant
and equipment,
net                1,021.6    1,201.8    1,113.7      978.3      814.8
Capital
expenditures         238.7      285.8      220.9      208.6      243.8
Total assets       3,217.6    3,227.7    2,845.9    2,814.0    2,568.3
Long-term debt       674.3      694.1      522.0      529.3      282.4
Shareholders'
equity             1,150.6      941.1      979.9      907.0    1,232.0

Share and Other
Book value per
common share          8.24       6.77       6.91       6.33       7.34
Cash dividends
declared per
common share           .55(6)    .695        .68        .66        .64
Cash dividends
paid per common
share                  .74       .695        .68        .65        .64
Closing Price        23.50      19.63      20.44      16.38      12.44
Number of common
shares
outstanding (in
millions)            138.1      137.2      140.1      141.3      166.0
Number of
shareholders of
record:
$4.25 Preferred        550        600        600        700        700
Common              33,200     33,900     35,900     39,600     45,300
Average number of
employees           24,700     37,400     37,900     40,600     42,800

(1)All share and per share amounts have been restated to reflect the 1991 two-for-one stock split.
(2)Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2 ($2.30 per share on a primary basis or $2.10 on a fully diluted basis).
(3)Income in 1991 includes a net provision for restructured operations of $243.0 ($1.80 per share on a primary basis or $1.75 per share on a fully diluted basis).
(4)Income in 1988 includes Hill's service agreement renegotiation net charge of $42.0 ($.30 per share on both a primary and fully diluted basis).
(5)Income in 1987 includes a net provision for restructured operations of $144.8 ($1.06 per share on a primary basis or $1.05 per share on a fully diluted basis).
(6)Due to timing differences, 1988 includes three dividend declarations while all other years include four dividend declarations.
(7)Income in 1984 includes a net provision for restructured operations of $89.0 ($.54 per share on both a primary and fully diluted basis).

                              COLGATE-PALMOLIVE COMPANY

                                EXHIBITS TO FORM 10-K

                            YEAR ENDED DECEMBER 31, 1993











                            Commission File No. 1-644-2

                           COLGATE-PALMOLIVE COMPANY
                               INDEX TO EXHIBITS


Exhibit                         Description                      Page No.
No.


   3-A      Restated Certificate of Incorporation, as amended.      -
            (Registrant hereby incorporates by reference
            Exhibit 1 to its Form 8-K dated October 17, 1991,
            File No. 1-644-2.)

   3-B      By-laws.  (Registrant hereby incorporates by            -
            reference Exhibit 3-B to its Annual Report on Form
            10-K for the year ended December 31, 1989, File No.
            1-644-2.)

   4-A      Rights agreement dated as of October 13, 1988           -
            between registrant and Morgan Shareholder Services
            Trust Company. (Registrant hereby incorporates by reference Exhibit I to its Form 8-A dated October
            21, 1988, File No. 1-644-2.)

   4-B a)   Other instruments defining the rights of security       -
            holders, including indentures.*

       b)   Colgate-Palmolive Company Employee Stock Ownership      -
            Trust Note Agreement dated as of June 1, 1989.
            (Registrant hereby incorporates by reference
            Exhibit 4-B(b) to its Annual Report on Form 10-K for the year ended December 31, 1989, File No.
            1-644-2.)

  10-A      Colgate-Palmolive Company 1977 Stock Option Plan,       -
            as amended. (Registrant hereby incorporates by reference Exhibit 10-A to its Annual Report on Form
            10-K for the year ended December 31, 1986, File No.
            1-644-2.)

  10-B a)   Colgate-Palmolive Company Executive Incentive           -
            Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-B(a) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

       b)   Colgate-Palmolive Company Executive Incentive           -
            Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-B(b) to its Annual Report on Form 10-K for the year ended
            December 31, 1987, File No. 1-644-2.)

  10-C a)   Colgate-Palmolive Company Supplemental Salaried         -
            Employees Retirement Plan. (Registrant hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

       b)   Colgate-Palmolive Company Supplemental Spouse's         -
            Benefit Trust. (Registrant hereby incorporates by reference Exhibit 10-C(b) to its Annual Report on Form 10-K for the year ended December 31, 1987,
            File No. 1-644-2.)

  10-D      Lease dated August 15, 1978 between Harold Uris,        -
            d/b/a Uris Holding Company, and Colgate-Palmolive
            Company. (Registrant hereby incorporates by reference Exhibit 2(b) to its Annual Report on Form
            10-K for the year ended December 31, 1978, File No.
            1-644-2.)

  10-E a)   Colgate-Palmolive Company Executive Severance Plan.     -
            (Registrant hereby incorporates by reference
            Exhibit 10-E(a) to its Annual Report on Form 10-K
            for the year ended December 31, 1989, File No.
            1-644-2.)
                                            47

Exhibit                         Description                      Page No.
No.


       b)   Colgate-Palmolive Company Executive Severance Plan      -
            Trust. (Registrant hereby incorporates by reference Exhibit 10-E(b) to its Annual Report on Form 10-K for the year ended December 31, 1987,
            File No. 1-644-2.)

   10-F     Colgate-Palmolive Company Pension Plan for Outside      -
            Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Annual Report on Form
            10-K for the year ended December 31, 1988, File No.
            1-644-2.)

   10-G     Colgate-Palmolive Company Stock Purchase Plan for       -
            Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-G to its Annual Report on Form 10-K for the year ended
            December 31, 1988, File No. 1-644-2.)

   10-H     Colgate-Palmolive Company Restated and Amended          -
            Deferred Compensation Plan for Non-Employee
            Directors. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form
            10-K for the year ended December 31, 1991, File No.
            1-644-2.)

   10-I     Career Achievement Plan.  (Registrant hereby            -
            incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended
            December 31, 1986, File No. 1-644-2.)

   10-J     Colgate-Palmolive Company 1987 Stock Option Plan,       -
            as amended. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form
            10-K for the year ended December 31, 1992, File No.
            1-644-2.)

   10-K     Sale agreement between Colgate-Palmolive Company        -
            and CDK Holding Company dated September 13, 1988 relating to the sale of The Kendall Company.
            (Registrant hereby incorporates by reference
            Exhibit 2 to its Form 8-K dated September 23, 1988,
            File No. 1-644-2.)

   10-L     U.S. $460,000,000 Credit Agreement dated as of          -
            March 30, 1990. (Registrant hereby incorporates by reference Exhibit 10-M to its Annual Report on Form
            10-K for the year ended December 31, 1990, File No.
            1-644-2.)

   10-M     Colgate-Palmolive Company Stock Compensation Plan       -
            for Non-Employee Directors, as amended.
            (Registrant hereby incorporates by reference
            Exhibit A to its Proxy Statement dated March 30,
            1990, File No. 1-644-2.)

   10-N     Stock incentive agreement between Colgate-Palmolive   50-51
            Company and Reuben Mark, Chairman and Chief
            Executive Officer, dated January 13, 1993 pursuant to the Colgate-Palmolive Company 1987 Stock Option
            Plan, as amended.

   11       Statement re Computation of Earnings Per Common       52-53
            Share.

   12       Statement re Computation of Ratio of Earnings to        54
            Fixed Charges.

   21       Subsidiaries of the Registrant.                       55-56

   23       Consent of Independent Public Accountants.              57

   24       Power of Attorney.                                    58-66

     *Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized hereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

     Exhibits 3-A through 10-M inclusive, indicated above, are not included with the Form 10-K. They are available upon request and payment of a reasonable fee approximating the registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

                         Colgate-Palmolive Company
                         Office of the Secretary (10-K Exhibits)
                         300 Park Avenue
                         New York, New York  10022-7499

                                                EXHIBIT 10-N
                                                 Page 1 of 2

                  STOCK INCENTIVE AGREEMENT
                  COLGATE-PALMOLIVE COMPANY

                 NON-QUALIFIED STOCK OPTION


                                 Date:  January 13, 1993



Mr. Reuben Mark
Colgate-Palmolive Company
300 Park Avenue
New York, NY  10022-7499

Dear Mr. Mark:

      This will confirm the following Agreement made today between you and the Colgate-Palmolive Company (the "Company") pursuant to the Company's 1987 Stock Option Plan as amended (the "Plan"). If you have not received copies of the Plan and the Plan Prospectus, they are available from the Company at 300 Park Avenue, New York, NY 10022,
Attention: Mr. Andrew D. Hendry, Senior Vice President, General Counsel and Secretary.

      The Company hereby grants you non-qualified options
(the "Options") to purchase from the Company up to a total
of one million (1,000,000) shares of common stock of the Company in the amounts and at the exercise prices set forth below. Groups 1 through 6 of the Options, as set forth below, shall each become exercisable as follows: (a) on and after January 13, 1994, with respect to a total for that
Group of 33,333 shares, (b) on and after January 13, 1995, with respect to a total for that Group of 66,666 shares, and
(c) on and after January 13, 1996, with respect to a total
for that Group of 100,000 shares.  Group 7 of the Options,
as set forth below, shall become exercisable as follows:
(a) on and after January 13, 1994, with respect to a total for that Group of 133,333 shares, (b) on and after January 13, 1995, with respect to a total for that Group of 266,666 shares, and (c) on and after January 13, 1996, with respect to a total for that Group of 400,000 shares.

      The Options will be exercisable as set forth above in the following amounts, at the following prices:

     Group 1    100,000 shares at $60.98125 per share;

     Group 2    100,000 shares at $66.525 per share;

     Group 3    100,000 shares at $72.06875 per share;

     Group 4    100,000 shares at $77.6125 per share;

     Group 5    100,000 shares at $83.15625 per share;

     Group 6    100,000 shares at $88.70 per share; and

     Group 7    400,000 shares at $99.7875 per share.

      The  Options shall expire at 11:59 p.m.  (Eastern
Standard Time) on January 12, 2003, or possibly sooner (for example, in the event of your death or termination of employment) as provided in the Plan or under the circumstances set forth herein.

     In order to encourage you further to promote the growth of the Company and, consequently, more rapid growth in the value of the common stock of the Company, this option shall expire prior to January 12, 2003 as follows:

                                                EXHIBIT 10-N
                                                 Page 2 of 2

     (a) If the closing price per share of common stock of the Company shall not have exceeded $88.70 (as such price may be adjusted from time to time, as set forth herein, the "60% Hurdle") at some time prior to January 13, 1999, then on such date the term of the Options, to the extent then unexercised, shall automatically expire, without any further action on your part or the part of the Company.

     (b) If the closing price per share of common stock of the Company shall not have exceeded $99.7875 (as such price may be adjusted from time to time, as set forth herein, the "80% Hurdle") at some time prior to January
         13, 2001, then on such date the term of the Options, to the extent then unexercised, shall automatically expire, without any further action on your part or the part of the Company.

For the purpose of determining the 60% Hurdle and the 80% Hurdle, closing price shall mean the daily closing price, as reported by the New York Stock Exchange Composite Transactions or other reporting system acceptable to the Personnel and Organization Committee of the Board of Directors of the Company.

      The Options may be exercised only in accordance with the terms and conditions of the Plan, as supplemented by this Agreement, and not otherwise.

      Nothing herein contained shall obligate the Company or any subsidiary of the Company to continue your employment for any particular period or on any particular basis of compensation.

      This Agreement is subject to all terms, conditions,limitations and restrictions contained in the Plan and may not be assigned or transferred in whole or in part except as therein provided. You shall not have any rights of a shareholder with respect to any of the shares which are the subject of this Agreement until such shares are actually issued to you.

      The number of shares and the exercise price per share are subject to adjustment as provided in the Plan. In the event of any recapitalization, reclassification, stock dividend, stock split or extraordinary distribution with respect to the common stock of the Company or other change in corporate structure affecting the common stock of the Company, the Committee shall make an appropriate adjustment to the 60% Hurdle and the 80% Hurdle to reflect the effect of such transaction on the market price of the common stock of the Company.

      You assume all risks incident to any change hereafter in the applicable laws or regulations or incident to any change in the market value of the stock after the exercise of these incentives in whole or in part.

      To confirm the foregoing, kindly sign and return one copy of this Agreement as soon as possible.


                                 Very truly yours,

                                 COLGATE-PALMOLIVE COMPANY



                                 By:/s/ ANDREW D. HENDRY
                                        Andrew D. Hendry
                              Senior Vice President and Secretary

CONFIRMED:

  /s/  REUBEN MARK
       Reuben Mark

                                                  EXHIBIT 11
                                                 Page 1 of 2

                  COLGATE-PALMOLIVE COMPANY
          COMPUTATION OF EARNINGS PER COMMON SHARE

  Dollars in Millions Except Per Share Amounts (Unaudited)



                                                  Year Ended December 31,
                                                  1993     1992     1991
PRIMARY
Earnings:
Income before changes in accounting               $548.1  $477.0   $124.9
Deduct: Dividends on preferred shares, net of
income taxes                                        21.6    20.7     20.8
Income applicable to common shares before
  cumulative effect on prior years of accounting
  changes                                          526.5   456.3    104.1
Cumulative effect on prior years of accounting
  changes                                         (358.2)     -        -
Net income applicable to common shares            $168.3  $456.3   $104.1

Shares (in millions):
Weighted average shares outstanding                155.9   156.5    135.3

Earnings per common share, primary:
Income before changes in accounting               $ 3.38    2.92   $  .77
Cumulative effect on prior years of accounting
changes                                            (2.30)     -        -
Net income                                        $ 1.08  $ 2.92   $  .77


                                                  EXHIBIT 11
                                                 Page 2 of 2

                  COLGATE-PALMOLIVE COMPANY
          COMPUTATION OF EARNINGS PER COMMON SHARE

  Dollars in Millions Except Per Share Amounts (Unaudited)





                                                  Year Ended December 31,
                                                  1993     1992     1991
ASSUMING FULL DILUTION
Earnings:
Income before changes in accounting               $548.1  $477.0   $124.9
Deduct: Dividends on preferred shares, net of
income taxes                                          .5      .5     20.8
Deduct: Replacement funding                          9.5     5.8       -

Income applicable to common shares before
  cumulative effect on prior years of accounting
  changes                                          538.1   470.7    104.1
Cumulative effect on prior years of accounting
changes                                           (358.2)     -        -
Net income applicable to common shares            $179.9  $470.7   $104.1


Shares (in millions):
Weighted average shares outstanding                155.9   156.5    135.3
Add: Assumed exercise of options reduced by the
  number of shares purchased with the proceeds       2.5     3.1      3.6
Add: Assumed conversion of Series B Convertible
  Preference Stock                                  12.4    12.5       -

Adjusted weighted average shares outstanding       170.8   172.1    138.9

Earnings per common share, assuming full
dilution:
Income before changes in accounting              $ 3.15   $ 2.74    $ .75
Cumulative effect on prior years of accounting
changes                                           (2.10)       -        -
Net income                                       $ 1.05   $ 2.74    $ .75


NOTE: The calculation of fully diluted earnings per share excludes the effect of antidilutive securities for 1991.


                                                  EXHIBIT 12

                  COLGATE-PALMOLIVE COMPANY
      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               Dollars in Millions (Unaudited)





                                                              Year Ended
                                                             December 31,
                                                                 1993

Income before income taxes and cumulative effect on prior
years of accounting changes                                    $836.2

Add:
Interest on indebtedness and amortization of debt expense
and discount or premium                                          69.5
Portion of rents representative of interest factor               30.5
Interest on ESOP debt, net of dividends                           1.8

Less:
Income of less than fifty-percent-owned subsidiaries             (2.2)

Income as adjusted                                             $935.8

Fixed Charges:

Interest on indebtedness and amortization of debt expense
and discount or premium                                          69.5
Portion of rents representative of interest factor               30.5
Interest on ESOP debt, net of dividends                           1.8
Capitalized interest                                             11.8

Total fixed charges                                            $113.6


Ratio of earnings to fixed charges                               8.2


In June 1989, the Company's leveraged employee stock ownership plan (ESOP) issued $410.0 long-term notes due through 2009 bearing an average interest rate of 8.6%. These notes are guaranteed by the Company. Interest incurred on the ESOP's notes was $34.5 in 1993. This interest is funded through preferred and common stock dividends. The fixed charges presented above include interest on ESOP indebtedness to the extent it is not funded through preferred and common stock dividends.

                                                       EXHIBIT 21
                                                      Page 1 of 2




                      SUBSIDIARIES OF THE REGISTRANT


                                                        State in
                                                        which
                                                        Incorporated
                                                        or Country
                                                        in which
Name of Company                                         Organized

Colgate Juncos, Inc.                                    Delaware
Colgate-Palmolive, Inc.                                 Delaware
Colgate-Palmolive (Caribbean), Inc.                     Delaware
Colgate-Palmolive (Central America), Inc.               Delaware
Colgate-Palmolive Cia.                                  Delaware
Colgate-Palmolive Development Corp.                     Delaware
Colgate-Palmolive (Dominican Republic), Inc.            Delaware
Colgate-Palmolive Global Trading Company                Delaware
Colgate-Palmolive International Incorporated            Delaware
Colgate-Palmolive (P.R.) Inc.                           Delaware
Colgate Oral Pharmaceuticals, Inc.                      Delaware
CPC Funding Company                                     Delaware
Southampton-Hamilton Company                            Delaware
Purity Holding Company                                  Delaware
Hill's Pet Nutrition, Inc.                              Delaware
Mennen Limited                                          Delaware
Mennen de Puerto Rico, Ltd                              Delaware
Mission Hill's Property Corporation                     Delaware
Norwood International Incorporated                      Delaware
Vipont Pharmaceutical, Inc.                             Delaware
Princess House, Inc.                                    Massachusetts
Softsoap Enterprises, Inc.                              Minnesota
The Mennen Company                                      New Jersey
Veterinary Companies of America, Inc.                   New York
The Murphy-Phoenix Company                              Ohio
Colgate-Palmolive Sociedad Anonima Industrial Y
 Commercial                                             Argentina
Colgate-Palmolive Pty. Limited                          Australia
Hill's Pet Products Pty. Ltd.                           Australia
Colgate-Palmolive Gesellschaft m.b.H.                   Austria
Colgate-Palmolive Belgium S.A.                          Belgium
Colgate-Palmolive Europe S.A.                           Belgium
Hill's Pet Products (Benelux) S.A.                      Belgium
ELM Company Limited                                     Bermuda
Colgate-Palmolive (Botswana) (Proprietary) Ltd.         Botswana
Colgate-Palmolive, Ltda.                                Brazil
CP Textil Industria e Comercia Ltd.                     Brazil
Hawley & Hazel (BVI) Company Ltd                        British Virgin Islands
Colgate-Palmolive Cameroun S.A.                         Cameroon
Colgate-Palmolive Canada, Inc.                          Canada
Hill's Distribution Services Ltd.                       Canada
Mennen Canada, Inc.                                     Canada
Mennen de Chile Limitada                                Chile
Colgate (Guangzhou) Limited                             China
Mennen de Costa Rica, S.A.                              Costa Rica
Colgate-Palmolive (Czechoslovakia) SRO                  Czech Republic
Colgate-Palmolive A/S                                   Denmark
Colgate-Palmolive del Ecuador, S.A.                     Ecuador
Colgate-Palmolive (Egypt) S.A.E.                        Egypt
Colgate-Palmolive (Fiji) Limited                        Fiji Islands
Colgate-Palmolive                                       France
Cotelle, S.A.                                           France
Hill's Pet Products SNC                                 France
Colgate-Palmolive G.m.b.H.                              Germany
Hill's Pet Products G.m.b.H.                            Germany
Colgate-Palmolive (Hellas) S.A.                         Greece

                                                       EXHIBIT 21
                                                      Page 2 of 2


                      SUBSIDIARIES OF THE REGISTRANT


                                                            State in
                                                            which
                                                            Incorporated
                                                            or Country
                                                            in which
Name of Company                                             Organized

Colgate-Palmolive (Centro America) S.A.                     Guatemala
Mennen Guatemala, S.A.                                      Guatemala
Colgate-Palmolive (H.K.) Limited                            Hong Kong
Colgate-Palmolive (Hungary) Kft.                            Hungary
Colgate-Palmolive (India) Limited                           India
P.T. Colgate-Palmolive Indonesia                            Indonesia
Colgate-Palmolive (Ireland) Limited                         Ireland
Newgrange Financial Services Company                        Ireland
Colgate-Palmolive S.p.A.                                    Italy
Hill's Pet Products S.p.A.                                  Italy
Viset S.A.L.                                                Italy
Colgate-Palmolive Cote. d'lvoire, S.A.                      Ivory Coast
Colgate-Palmolive Co. (Jamaica) Ltd.                        Jamaica
Hill's-Colgate (Japan) Ltd.                                 Japan
Colgate-Palmolive (East Africa) Limited                     Kenya
Colgate-Palmolive (Malaysia) SDN. BHD.                      Malaysia
Colgate-Palmolive (Malaysia) Marketing SDN. BHD.            Malaysia
Colgate-Palmolive, S.A. de C.V.                             Mexico
Hill's Pet Products de Mexico, S.A. de C.V.                 Mexico
Mennen de Mexico, S.A.                                      Mexico
Colgate-Palmolive                                           Morocco
Colgate-Palmolive (Mocambique) Limitada                     Mozambique
CKR Nederland B.V.                                          Netherlands
Hill's International Sales FSC B.V.                         Netherlands
Colgate-Palmolive Limited                                   New Zealand
Colgate-Palmolive Investments (PNG) Pty Ltd.                Papua, New Guinea
Colgate-Palmolive Philippines, Inc.                         Philippines
Colgate-Palmolive (Poland) Sp.z O.O.                        Poland
Colgate-Palmolive, S.A.                                     Portugal
Sonadel - Sociedad Nacional de Detergents, S.A.             Portugal
Colgate-Palmolive (Romania) Ltd.                            Romania
A/O Colgate-Palmolive (Russia)                              Russia
Societe Africaine de Detergents, S.A.                       Senegal
Colgate-Palmolive (Eastern) Pte. Ltd.                       Singapore
Colgate-Palmolive (Pty) Limited                             South Africa
Colgate-Palmolive, S.A.E.                                   Spain
Cristasol S.A.                                              Spain
Colgate-Palmolive A.G.                                      Switzerland
Colgate-Palmolive (Tanzania) Limited                        Tanzania
Siam Purity Distribution (Thailand) Ltd.                    Thailand
Colgate-Palmolive (Thailand) Ltd.                           Thailand
Colgate-Palmolive Haci Sakir Sabun Sanayi ve Ticaret
 Anonim Sirketi                                             Turkiye
Colgate-Palmolive (Uganda) Limited                          Uganda
Colgate-Palmolive SP                                        Ukraine
Colgate-Palmolive (Ukraine) A/O                             Ukraine
Colgate Holdings (U.K.) Limited                             United Kingdom
Colgate-Palmolive Limited                                   United Kingdom
Colgate-Palmolive Mennen Limited                            United Kingdom
Hill's Pet Products Limited                                 United Kingdom
Hill's Pet Nutrition Ltd.                                   United Kingdom
Alexandril S.A.                                             Uruguay
Colgate-Palmolive Compania Anonima                          Venezuela
Mennen Venezolana, S.A.                                     Venezuela
Colgate-Palmolive (Zambia) Ltd.                             Zambia
Colgate-Palmolive (Zimbabwe) (Private) Limited              Zimbabwe

                                                                 EXHIBIT 23





                 Consent of Independent Public Accountants



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 2-76922, 2-96982, 33-17136, 33-27227, 33-34952,
33-48832, 33-48840, 33-58746 and 33-61038.






New York, New York                  /s/ ARTHUR ANDERSEN & CO.
March 24, 1994

                                                       EXHIBIT 24
                                                      Page 1 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     VERNON R. ALDEN
                                           Vernon R. Alden

                                                       EXHIBIT 24
                                                      Page 2 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in her capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, her true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in her name, place and stead, in her capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     JILL K. CONWAY
                                           Jill K. Conway

                                                       EXHIBIT 24
                                                      Page 3 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 16, 1994.


                                   /s/     RONALD E. FERGUSON
                                           Ronald E. Ferguson

                                                       EXHIBIT 24
                                                      Page 4 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in her capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, her true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in her name, place and stead, in her capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     ELLEN M. HANCOCK
                                           Ellen M. Hancock

                                                       EXHIBIT 24
                                                      Page 5 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     DAVID W. JOHNSON
                                           David W. Johnson

                                                       EXHIBIT 24
                                                      Page 6 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     JOHN P. KENDALL
                                           John P. Kendall

                                                       EXHIBIT 24
                                                      Page 7 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994


                                   /s/     DELANO E. LEWIS
                                           Delano E. Lewis

                                                       EXHIBIT 24
                                                      Page 8 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/     REUBEN MARK
                                           Reuben Mark

                                                       EXHIBIT 24
                                                      Page 9 of 9




                         COLGATE-PALMOLIVE COMPANY
                        ANNUAL REPORT ON FORM 10-K
                             POWER OF ATTORNEY



         WHEREAS, COLGATE-PALMOLIVE COMPANY is filing with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 1993 ("Annual Report") pursuant to Section 13 of the
Securities Exchange Act of 1934;

         NOW, THEREFORE, the undersigned in his capacity as a director or officer, or both, of COLGATE-PALMOLIVE COMPANY hereby appoints REUBEN MARK, ANDREW HENDRY and ROBERT AGATE, and each of them severally, his true and lawful attorneys or attorney with power to act with or without the other and with full power of substitution and resubstitution, to execute in his name, place and stead, in his capacity as a director, officer, or both, of COLGATE-PALMOLIVE COMPANY, its Annual Report and any and all amendments thereto and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Each of said attorneys shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorneys and each of them.


           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 17, 1994.


                                   /s/      HOWARD B. WENTZ, JR.
                                            Howard B. Wentz, Jr.