Form 10-Q
period 1994-03-31
COLGATE PALMOLIVE CO
filed 1994-05-16
CIK 21665

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994.
                                  0R

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to           .

Commission File Number 1-644-2

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

                            (212) 310-2000
 (Registrant's telephone number, including area code)

                               NO CHANGES
 (Former name, former address, and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X      No

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

     Class                  Shares Outstanding                Date
Common, $1.00 par value        146,944,328               April 30, 1994


Total number of sequentially numbered pages in this filing, including exhibits thereto: 14.

PART I.   FINANCIAL INFORMATION

                       COLGATE-PALMOLIVE COMPANY

              CONDENSED CONSOLIDATED STATEMENT OF INCOME

            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

                                          Three Months Ended
                                               March 31,

                                           1994      1993
Net sales                                $1,770.0  $1,702.7
Cost of sales                               907.9     887.9
Gross profit                                862.1     814.8

Selling, general and administrative
    expenses                                611.3     585.3
Interest expense (net of interest income
 of $6.4 and $6.0, respectively)             20.6      11.2
                                            631.9     596.5

Income before income taxes                  230.2     218.3
Provision for income taxes                   80.6      77.5
Income before changes in accounting         149.6     140.8

Cumulative effect on prior years of
 accounting changes                           -      (358.2)

Net income (loss)                         $ 149.6  $ (217.4)

Earnings per common share:
 Primary:
   Before changes in accounting           $   .98      $.85
   Cumulative effect on prior
     years of accounting changes               -      (2.24)
   Net income (loss)                      $   .98   $ (1.39)

Assuming full dilution:
   Before changes in accounting           $   .91   $   .79
   Cumulative effect on prior years of
     accounting changes                       -       (2.04)
   Net income (loss)                      $   .91   $ (1.25)

Dividends declared per common share*:     $   .72   $   .62



* Includes two dividend declarations in both periods.

See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollars in Millions)
                              (Unaudited)

                                ASSETS

                                       March 31,   December 31,
                                          1994          1993
  Current Assets:
    Cash and cash equivalents            $ 147.9     $   144.1
    Marketable securities                   86.2          67.1
    Receivables (net of allowance for
	    doubtful accounts of $24.7
	      and $24.9)                        1,025.8         988.3
    Inventories                            701.6         678.0
    Other current assets                   216.3         192.9
                                         2,177.8       2,070.4

  Property, Plant and Equipment:
    Cost                                 2,860.4       2,820.2
    Less:  Accumulated depreciation      1,073.3       1,053.9
                                         1,787.1       1,766.3

  Goodwill and other intangible
    assets (less accumulated amortization
    of $164.9 and $151.2)                1,588.8       1,589.0
  Other assets                             397.2         335.5
                                        $5,950.9     $ 5,761.2





See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollars in Millions)
                              (Unaudited)


                LIABILITIES AND SHAREHOLDERS' EQUITY

                                     March 31, December 31,
                                       1994        1993
Current Liabilities:
 Notes and loans payable               $ 290.9    $ 169.4
 Current portion of long-term debt        11.6       15.5
 Accounts payable                        606.5      599.3
 Accrued income taxes                     94.6       59.4
 Other accruals                          584.2      550.4
                                       1,587.8    1,394.0

Long-term debt                         1,662.8    1,532.4
Deferred income taxes                    285.1      266.2
Other liabilities                        696.9      693.6

Shareholders' Equity:
 Preferred stock                         413.2      414.3
 Common stock                            183.2      183.2
 Additional paid-in capital            1,002.7    1,000.9
 Retained earnings                     2,206.7    2,163.4
 Cumulative foreign currency
    translation adjustments             (393.4)    (372.9)
                                       3,412.4    3,388.9

 Unearned compensation                  (387.8)    (389.9)
 Treasury stock, at cost              (1,306.3)  (1,124.0)

                                       1,718.3    1,875.0
                                      $5,950.9   $5,761.2




See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         (Dollars in Millions)
                              (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1994       1993
Operating Activities:

Net cash provided by operating activities        $  148.1   $  113.8

Investing Activities:

Capital expenditures                                (67.0)     (64.0)
Payments for acquisitions, net of cash acquired     (18.8)         -
(Purchase) sale of marketable securities, net       (19.3)      36.4
Other, net                                          (50.6)      34.4
 Net cash (used for) provided by investing
      activities                                   (155.7)       6.8


Financing Activities:

Principal payments on debt                           (8.1)     (85.7)
Proceeds from issuance of debt, net                 260.7       68.2
Dividends paid                                      (53.6)     (49.8)
Purchase of common stock                           (185.6)     (11.3)
Other, net                                           (1.3)      17.6
 Net cash provided by (used for) financing
    	activities                                      12.1      (61.0)

Effect of exchange rate changes on
 cash and cash equivalents                           (0.7)      (1.8)
Net increase in cash and cash equivalents             3.8       57.8

Cash and cash equivalents at beginning of
     period                                         144.1      117.9
Cash and cash equivalents at end of period         $147.9     $175.7







See Notes to Condensed Consolidated Financial Statements.


                            COLGATE-PALMOLIVE COMPANY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Dollars in Millions)
                              (Unaudited)


1.The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1994 and 1993 may not be representative of results to be expected for a full year.

2.Provision for certain expenses, including income taxes, media advertising, consumer promotion and new product introductory costs, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying condensed consolidated financial statements in proportion with the passage of time or with estimated annual tax rates or annual sales.

3.Inventories by major classes were as follows:

                                March 31,    December 31,
                                  1994          1993
  Raw materials and supplies     $252.4        $250.0
  Work-in-process                  35.0          28.7
  Finished goods                  414.2         399.3
                                 $701.6        $678.0


4.Primary earnings per share are determined by dividing net income, after deducting dividends on preferred stock, net of related tax benefits, by the weighted average number of common shares outstanding. Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options. This calculation also assumes reduction of available income by pro forma ESOP replacement funding, net of income taxes.

5.Effective January 1, 1994, the Company adopted Statement of
  Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of adoption had no impact on results of operations or cash flows and was not material to financial condition.

6.Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1993 for a complete set of financial notes including the Company's significant accounting policies.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $1,770.0 in the first quarter of 1994, a 4% increase over the 1993 first quarter, reflecting overall volume gains of 6%. Sales would have increased 7% excluding the negative effects of foreign currency declines, particularly in Europe.

Sales in the Oral, Personal and Household Care segment were $1,563.5 up 5% from $1,495.9 in 1993 on volume growth of 7%. Strong sales in the Latin America and Asia/Africa regions more than offset declines in USA/Canada/Puerto Rico and Europe, which continues to include the effects of poor economic conditions in major countries and unfavorable currency translation. Colgate-Latin America sales grew 15% to $404.8 on volume gains of 9% led by strong performances in Mexico, Colombia, the Dominican Republic and Chile. Colgate-Asia/Africa sales increased 21% to $326.6 on volume gains of 23%. These volume gains included 8% internally generated growth with outstanding performances in Malaysia, Hong Kong, China and South Africa, as well as the mid-1993 consolidation of the Company's Indian subsidiary, based on increased ownership to majority control. Colgate-USA/Canada/Puerto Rico sales declined 6% to $384.4 while volume grew 4% in a difficult competitive environment. Sales in Colgate-Europe declined 4% to $447.7 on overall volume gains of 1%. Strong volume growth in Eastern Europe and Spain was partially offset by declines in France and the Nordic Group.

Sales in the Specialty Marketing segment of $206.5 in the first quarter of 1994 were essentially even with the 1993 first quarter. Hill's Pet Nutrition comprising most of this segment, generated excellent demand and increased pet food volume 5% over the 1993 first quarter. This volume increase was tempered by the short-term impact of several non-continuing outside distributors eliminating inventories. The non-core businesses in the Specialty Marketing segment, including Princess House tableware and veterinary drugs distributed by Hill's, had lower sales and unit volume in the 1994 first quarter as compared with the prior year.

Gross profit margin improved to 48.7% from 47.9% in the first quarter of 1993. The improvement in gross profit reflects the Company's continuing strategy to shift product mix to higher margin oral and personal care product categories, reduce overhead and improve manufacturing efficiency. This increased profitability enabled the Company to reinvest in its existing businesses in the form of higher research and development and advertising during the 1994 first quarter as compared with the prior year.

Selling, general and administrative expenses at 34.5% of sales in the 1994 first quarter were basically even with prior year first quarter results. In absolute dollar terms, the higher levels of selling, general and administrative expenses reflected the increase in total advertising spending, which also increased as a percentage of sales. Earnings before interest and taxes (EBIT) increased 9.3% to $250.8. EBIT as a percentage of sales increased to 14.2% from 13.5% in 1993.

Interest expense, net of interest income, was $20.6 in the 1994 first quarter as compared with $11.2 in 1993. This increase is primarily due to increased levels of debt incurred in connection with the share repurchase program which commenced during the 1993 second quarter.

The effective tax rate was 35.0% versus 35.5% in 1993. The 35.0% rate reflects the Company's current estimate of its full year effective income tax rate, which is slightly higher than the 1993 full year rate of 34.5%.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)


First quarter 1994 net income was $149.6 or $.98 per share compared with a net loss of $217.4 or $1.39 per share in the prior year. Included in the first quarter 1993 net loss and per share amounts was the charge for the cumulative effect of changes in accounting for Other Postretirement Benefits, Postemployment Benefits and Income Taxes. Excluding the charge, net income increased 6% and earnings per share rose 15% on 8% fewer shares outstanding.

Liquidity and Capital Resources

Net cash provided by operations increased to $148.1 in the 1994 first quarter compared with $113.8 in the prior year. The improvement in cash generated by operating activities to 8.4% of sales from 6.7% in 1993 reflects the Company's improving profitability and continued management emphasis on working capital control. At March 31, 1994, commercial paper outstanding was $822.6, the majority of which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis. In keeping with the Company's ongoing program to repurchase common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure, aggregate open market repurchases for the 1994 first quarter approximated 3 million shares with a total purchase price of $180.4. During the first quarter the Board of Directors authorized the repurchase of up to an additional five million shares. In addition, in May 1994, the Company filed a shelf registration for $500.0 of debt securities. The Company plans to sell debt securities from time to time and use the proceeds for general corporate purposes.

Reference should be made to the 1993 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                       COLGATE-PALMOLIVE COMPANY

PART II.   OTHER INFORMATION

Item 1.Legal Proceedings

        Reference is made to Note 15 to the consolidated financial statements on page 33 of the registrant's
        Annual Report on Form 10-K for the year ended December
        31, 1993.

Item 4.Submission of Matters to a Vote of Security Holders
        The Company's annual meeting of stockholders was held on May 5, 1994. The matters voted on and the results of the vote are as follows:

        (a) Vernon R. Alden, Jill K. Conway, Ronald E.
            Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Delano E. Lewis, Reuben Mark and Howard B.
            Wentz, Jr. were elected directors of the Company.
            The results of the vote are as follows:
                                  Votes Received           Votes Withheld
            Vernon R. Alden         130,355,606              1,142,012
            Jill K. Conway          130,526,577                971,041
            Ronald E. Ferguson      130,567,634                929,984
            Ellen M. Hancock        130,543,089                954,529
            David W. Johnson        130,514,681                982,937
            John P. Kendall         130,475,206              1,022,412
            Delano E. Lewis         130,494,411              1,003,207
            Reuben Mark             130,543,907                953,711
            Howard B. Wentz, Jr.    130,569,951                927,667

        (b) The selection of Arthur Andersen & Co. as auditors for the year ending December 31, 1994 was approved.
	       The results of the vote are as follows:

                   Votes For      Votes Against     Abstentions
                  129,012,423       1,665,141          820,054

        (c) The adoption of the Company's Non-Employee Director Stock Option Plan, which allows directors who are not officers or employees of the Company or any subsidiary of the Company to be eligible to receive stock options, was approved. The results of the vote are as follows:

                   Votes For      Votes Against      Abstentions
                  115,782,293      11,247,008        4,468,317

        (d) The adoption of an amended Executive Incentive
            Compensation Plan ("EICP Plan"), which incorporates the requirements of Section 162(m) of the Internal Revenue Code into the EICP Plan and thereby maximizes the deductibility of the annual bonuses and long term incentive awards under the EICP Plan, was approved. The results of the vote are as follows:

                   Votes For       Votes Against     Abstentions
                  120,743,587        7,353,687        3,400,344

        (e) A stockholder proposal submitted by College
            Retirement Equities Fund requesting the Board of
            Directors to adopt a policy of seeking shareholder approval before issuing preference stock except under certain circumstances was not approved. The results of the vote are as follows:

            Votes For    Votes Against    Abstentions    Broker Non-Votes
            40,084,032    71,086,395       3,974,449       16,352,742

                       COLGATE-PALMOLIVE COMPANY

Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits:

           Exhibit 11.  Computation of Earnings per Common Share.

           Exhibit 12.  Ratio of Earnings to Fixed Charges.

       (b) Reports on Form 8-K.

           None.

                               SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                          COLGATE-PALMOLIVE COMPANY
                                 (Registrant)



                          Principal Accounting Officer:



May 16, 1994         /s/      Stephen C. Patrick
                                Stephen C. Patrick
                                  Vice President
                               Corporate Controller

                                                         Exhibit 11
                                                         Page 1 of 2


                       COLGATE-PALMOLIVE COMPANY

               COMPUTATION OF EARNINGS PER COMMON SHARE

             Dollars in Millions Except Per Share Amounts
                              (Unaudited)

                                       Three Months Ended March 31,
                                            1994         1993

PRIMARY
Earnings:
 Income before changes in accounting       $ 149.6      $ 140.8
 Deduct:  Dividends on preferred
   shares, net of income taxes                 5.4          5.2

 Income applicable to common shares before
   cumulative effect on prior years of
   accounting changes                        144.2        135.6
 Cumulative effect on prior years of
   accounting changes                           -        (358.2)
 Net income (loss) applicable to common
   shares                                  $ 144.2      $(222.6)

Shares (in millions):
 Weighted average shares outstanding         147.8        160.4

Earnings per common share, primary:
 Income before changes in accounting       $   .98      $   .85
 Cumulative effect on prior years of
   accounting changes                           -         (2.24)
 Net income (loss)                         $   .98      $ (1.39)


                                                       Exhibit 11
                                                       Page 2 of 2


                       COLGATE-PALMOLIVE COMPANY

               COMPUTATION OF EARNINGS PER COMMON SHARE

             Dollars in Millions Except Per Share Amounts
                              (Unaudited)

                                          Three Months Ended March 31,
                                              1994          1993

ASSUMING FULL DILUTION
Earnings:
 Income before changes in accounting         $ 149.6     $ 140.8
 Deduct dividends on preferred shares             .1          .1
 Replacement funding resulting from
   assumed conversion of Series B
   Convertible Preference Stock,
   net of tax                                    2.1         1.2
 Income before changes in accounting,
   as adjusted                                 147.4       139.5
 Cumulative effects on prior years
   of accounting changes                           -      (358.2)

 Net income (loss) applicable to common
   shares                                    $ 147.4     $(218.7)

Shares (in millions):
 Weighted average number of common
   shares outstanding                          147.8       160.4
 Assumed conversion of options reduced by
   the number of shares which could have
   been purchased with the proceeds from
   the exercise of such options                  2.1         2.7
 Assumed conversion of Series B
   convertible Preference Stock                 12.3        12.5
 Weighted average number of common
   shares outstanding, as adjusted             162.2       175.6

Earnings per common share, assuming
 full dilution:
 Income before changes in accounting         $   .91      $  .79
 Cumulative effect on prior years of
   accounting changes                              -       (2.04)
 Net income (loss)                           $   .91      $(1.25)

</TABLE


                                                   Exhibit 12


                       COLGATE-PALMOLIVE COMPANY

           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                         (Dollars in Millions)
                              (Unaudited)


                                      Three Months Ended
                                        March 31, 1994
Income before income taxes                 $230.2

Add:
Interest on indebtedness and amortization
  of debt expense and discount or premium    27.0

Portion of rents representative of
  interest factor                             7.6

Interest on ESOP debt, net of dividends        .5

Less:
Income of less than fifty-percent-owned
  subsidiaries                                (.5)

Income as adjusted                         $264.8

Fixed Charges:

Interest on indebtedness and amortization of debt expense and discount or premium $ 27.0

Portion of rents representative of
  interest factor                             7.6

Interest on ESOP debt, net of dividends        .5

Capitalized interest                          1.9

Total fixed charges                        $ 37.0

Ratio of earnings to fixed charges            7.2

In June 1989, the Company's leveraged employee stock ownership plan
(ESOP) issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. These notes are guaranteed by the Company. Interest incurred on the ESOP's notes was $8.6. This interest is funded through preferred and common stock dividends. The fixed charges presented above include interest on ESOP indebtedness to the extent it is not funded through preferred and common stock dividends.