Form 10-Q
period 1994-06-30
COLGATE PALMOLIVE CO
filed 1994-08-12
CIK 21665

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994.
                                  0R

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

     Class                   Shares Outstanding                Date
Common, $1.00 par value         145,832,234               July 29, 1994

Total number of sequentially numbered pages in this filing,
including exhibits thereto    .

PART I.     FINANCIAL INFORMATION

                       COLGATE-PALMOLIVE COMPANY

              CONDENSED CONSOLIDATED STATEMENT OF INCOME

            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,

                                 1994        1993        1994    1993
Net sales                       $1,891.1    $1,775.1   $3,661.1  $3,477.8
Cost of Sales                      988.4       923.9    1,896.3   1,811.8
Gross profit                       902.7       851.2    1,764.8   1,666.0

Selling, general and administrative
  expenses                         671.1       622.5    1,282.4   1,207.8
Interest expense                    27.7        15.7       54.7      32.9
Interest income                    (11.9)       (5.4)     (18.3)    (11.4)
                                   686.9       632.8    1,318.8     229.3

Income before taxes                215.8       218.4      446.0     436.7
Provision for income taxes          73.3        76.0      153.9     153.5
Income before changes in           142.5       142.4      292.1     283.2
accounting

Cumulative effect on prior years
of accounting changes                  -           -          -    (358.2)
Net income (loss)                $ 142.5     $ 142.4   $  292.1   $ (75.0)

Earnings per common shares:
  Primary:
    Before changes in accounting $   .93     $   .86   $   1.91   $  1.71
    Cumulative effect on prior
    years of accounting changes        -           -          -     (2.25)
    Net income (loss)            $   .93     $   .86   $   1.91   $  (.54)

  Assuming full dilution:
    Before changes in accounting $   .87     $   .81   $   1.78   $  1.61
    Cumulative effect on prior
     years of accounting
     changes                           -           -          -     (2.06)
    Net income (loss)            $   .87     $   .81   $   1.78   $  (.45)

Dividends declared per common    $     -     $     -   $    .72   $   .62
share*:

* Includes two dividend declarations in the six month periods.

See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollars in Millions)
                              (Unaudited)


                                   ASSETS

                                   June 30,    December 31,
                                     1994            1993
Current Assets:
  Cash and cash equivalents       $ 152.5       $ 144.1
  Marketable securities              86.3          67.1
  Receivables (less allowance for
    doubtful accounts of $25.5
    and $24.9)                    1,075.0         988.3
  Inventories                       750.3         678.0
  Other current assets              233.2         192.9
                                  2,297.3       2,070.4

Property, Plant and Equipment:
  Cost                            2,986.1       2,820.2
  Less:  Accumulated depreciation 1,121.5       1,053.9
                                  1,864.6       1,766.3

Goodwill and other intangible
    assets (less accumulated
    amortization of $178.9 and
    $151.2)                       1,592.7       1,589.0
Other assets                        346.0         335.5
                                 $6,100.6      $5,761.2












See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

            (Dollars in Millions Except per Share Amounts)
                              (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                 June 30,    December 31,
                                   1994           1993
Current Liabilities:
  Notes and loans payable        $ 175.0      $   169.4
  Current portion of long-term
    debt                             7.9           15.5
  Accounts payable                 650.2          599.3
  Accrued income taxes             100.9           59.4
  Other accruals                   515.5          550.4
                                 1,449.5        1,394.0

Long-term debt                   1,820.0        1,532.4
Deferred income taxes              283.9          266.2
Other liabilties                   721.0          693.6

Shareholder's Equity:
  Preferred Stock                  411.1          414.3
  Common Stock                     183.2          183.2
  Additional paid-in capital     1,001.7        1,000.9
  Retained earnings              2,338.6        2,163.4
  Cumulative foreign currency
    translation adjustments       (377.3)        (372.9)
                                 3,557.3        3,388.9
  Unearned compensation           (387.1)        (389.9)
  Treasury stock, at cost       (1,344.0)      (1,124.0)
                                 1,826.2        1,875.0
                                $6,100.6      $ 5,761.2



See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         (Dollars in Millions)
                              (Unaudited)

                                      Six Months Ended
                                           June 30,
                                         1994         1993
Operating Activities:

Net cash provided by operating         $271.0      $271.3
activities

Investing Activities:

Capital expenditures                   (155.2)     (151.2)
Payments for acquisitions, net of
cash acquired                           (39.3)          -
(Purchase) Sale of marketable
securities                              (19.1)       31.8
Other, net                               10.6        38.5
   Net cash used for investing
    activities                         (203.0)      (80.9)

Financing Activities:

Repayment of debt                       (39.1)      (91.2)
Proceeds from issuance of debt          323.2       215.9
Repurchase of common stock             (226.5)     (186.4)
Dividends paid                         (116.9)     (109.3)
Other, net                               (0.5)       18.8
   Net cash used for financing
   activities                           (59.8)     (152.2)

Effect of exchange rate changes on
  cash and cash equivalents               0.2        (5.1)
Net increase in cash and cash
  equivalents                             8.4        33.1
Cash and cash equivalents at
  beginning of period                   144.1       117.9
Cash and cash equivalents at end
  of period                            $152.5      $151.0


See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the interim periods may not be representative of results to be expected for a full year.

2. Provision for certain expenses, including income taxes, media advertising, consumer promotion and new product introductory costs, are based on full year assumptions. Such expenses are charged to operations in the year incurred and are included in the accompanying condensed consolidated financial statements in proportion with the passage of time or with estimated annual tax rates or annual sales.

3.  Inventories by major classes were as follows:

                                        June 30,    December 31,
                                           1994         1993
  Raw material and supplies              $ 270.9    $ 250.0
  Work-in-process                           43.0       28.7
  Finished goods                           436.4      399.3
                                         $ 750.3    $ 678.0

4. Primary earnings per share are determined by dividing net income, after deducting dividends on preferred stock, net of related tax benefits, by the weighted average number of common shares outstanding. Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options. This calculation also assumes reduction of available income by pro forma ESOP replacement funding, net of income taxes.

5. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of adoption had no impact on results of operations or cash flows and was not material to financial condition. In the prior year, the Company adopted SFAS No. 106, Other Postretirement Benefits, SFAS No. 109, Income Taxes and SFAS No. 112, Postemployment Benefits. A charge of $358.2 was recorded in the 1993 first quarter.

6. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1993 for a complete set of financial notes including the Company's significant accounting policies.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)


Results of Operations

Worldwide sales reached $1,891.1 in the 1994 second quarter, a 7% increase versus the 1993 second quarter, reflecting overall volume gains of 9%. Sales would have increased 9% excluding the negative impact of foreign currency translation.

Sales in the Oral, Personal and Household Care segment were $1,672.9, an increase of 6% from the 1993 second quarter. Strong sales increases in the Latin American, Asian, and European regions, more than offset lower levels in the United States. Colgate-Latin America achieved sales growth of 11% on unit volume growth of 10%.
Contributing to this region's growth were excellent results in Mexico and the Dominican Republic as well as geographic expansion, which more than offset declines due to soft economies in Brazil and Venezuela. Sales in the Colgate-Asia/Africa region were 27% higher than the prior year, on volume gains of 24%. Excluding the effects of a mid-1993 consolidation of the Company's Indian operations, results in Asia/Africa increased a solid 9%, on 6% volume growth led by double digit volume growth in Australia, South Africa and Malaysia. Sales for Colgate-Europe improved 8% compared with 1993, on volume growth of 16%; augmenting the 11% growth in the base business was an additional 5% from strategic acquisitions. Excluding foreign exchange declines, sales in this region would have increased 11%. Four of Colgate's largest subsidiaries--France, Italy, Spain and the United Kingdom, all reported sales increases in excess of 10% on strong volume growth. Inventory reductions by retailers in the US were the primary cause for the 9% lower volume in Colgate-North America as well as the 13% decline in sales.

Sales in the Specialty Marketing segment increased 12% on volume growth of 9% led by Hill's Pet Nutrition with a sales increase of 19% on volume growth of 16%. Contributors to the significant volume gains were Hill's international operations, notably Europe and Asia. At the end of the quarter, Hill's disposed of its veterinary drug distribution business at approximately book value. After the close of the second quarter, Colgate also entered into an agreement to sell its Princess House subsidiary which resulted in an aftertax loss of $5.2. These non-core businesses both had lower sales and unit volume during the quarter.

Worldwide sales for the first half of 1994 increased 5% to $3,661.1 from $3,477.8 in the same period of 1993, on 8% volume growth. Sales would have been up 8% excluding the impact of foreign currency translation.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)



Oral, Personal and Household Care sales increased 5% to $3,252.2 in the 1994 first half, on volume gains of 8%. Within this segment, Colgate-Latin America sales increased 13%, led by strong performances in Mexico, Colombia and the Dominican Republic. Colgate-Asia/Africa increased sales 24% on volume growth of 23%. Excluding the Indian consolidation, this region's sales increase of 8% was primarily due to strong growth in Australia, South Africa and Malaysia. Sales in Colgate-Europe increased 2%, but would have increased 7% if not for foreign currency declines. Volume gains totaling 9% were primarily due to increases in Italy, Spain, France, and the United Kingdom, augmented by strategic brand acquisitions. Excluding acquisitions, this region's sales were down 2%, due primarily to foreign exchange, on volume growth of 4%. Colgate-North America sales and volume declined 9% and 3%, respectively, when compared with the prior year due primarily to trade inventory reductions.

Specialty Marketing sales for the 1994 first half increased 5% on volume growth of 4%. Sales growth of 12% at Hill's Pet Nutrition was partially offset by a decline in the other two businesses within the segment. As discussed above, the veterinary drug distribution business was disposed of during the 1994 second quarter and Princess House was sold after the second quarter ended.

Gross profit margin increased for Colgate-Latin America, Colgate-Asia/Africa and Colgate-Europe as well as for Hill's Pet Nutrition. These improvements in large part offset the impact of Colgate-North America's lower gross profit, so that the worldwide gross profit for the 1994 second quarter declined slightly to 47.7% from 48.0%. Gross profit for the 1994 first half increased to 48.2% from 47.9%.

Selling, general and administrative expenses increased as a percentage of sales to 35.5% in 1994 from 35.1% in 1993 in the second quarter and to 35.0% from 34.7% in the first half. This increase is directly related to advertising spending which grew in absolute dollar terms while also growing as a percentage of sales to 12.8% from 12.0% in the second quarter and to 12.5% from 11.9% for the first half. Earnings before interest and taxes (EBIT) increased 1.3% to $231.6 in the 1994 second quarter, and 5.3% to $482.4 for the 1994 first half versus the comparable periods in 1993.

Interest expense, net of interest income, increased to $15.8 in the 1994 second quarter from $10.3 in 1993, and to $36.4 in the 1994 first half from $21.5, reflecting increased levels of debt incurred primarily in connection with the Company's share repurchase program. This program commenced during the 1993 second quarter and has continued throughout the first and second quarters of 1994.

The effective tax rates for the second quarter and first half of 1994 of 34.0% and 34.5% were down slightly from the effective rates for the same periods in 1993 of 34.8% and 35.1%, respectively, due to continued implementation of the Company's global tax savings strategies. The Company's current estimate of its full year 1994 effective income tax rate is consistent with the 1993 full year rate of 34.5%.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)


Net income for the 1994 second quarter of $142.5 was essentially flat when compared with 1993 results excluding the impact of a one-time mandatory accounting change. Earnings per share for the 1994 second quarter increased 8% to $.93, reflecting 8% fewer average shares outstanding as a result of Company's share repurchase program. For the first half, net income increased 3% to $292.1 and earnings per share rose 12% to $1.91 excluding the 1993 mandated accounting change. Included in 1994 net income is a one-time charge of $5.2 or $.04 per share related to the sale of a non-core business, Princess House. Excluding the charge, earnings for the quarter increased 4% to $147.7 with earnings per share rising 13% to $.97, and earnings for the first half increased 5% to $297.3 with earnings per share rising 14% to $1.95.

Liquidity and Capital Resources


Working capital at June 30, 1994 was $847.8 as compared with $676.4 at December 31, 1993. The current ratio improved to 1.6 at June 30, 1994 from 1.5 at December 31, 1993. At June 30, 1994, commercial paper outstanding was $666.1 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis.

During the second quarter of 1994, the Company entered into credit agreements totaling $750 replacing credit agreements then in place. Included in this total is a $500 revolving credit facility that provides for general corporate borrowings and expires in April 1999. In May 1994, the Company filed a shelf registration for $500 of debt securities. During the second quarter, $208 of medium-term notes were issued under this registration.

In keeping with the Company's ongoing program to repurchase common shares in the open market and private transactions to achieve its targeted capital structure and to provide for employee benefit plans, aggregate open market repurchases through June 30, 1994, approximated 4 million shares with a total purchase price of $222.5.

Reference should be made to the 1993 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

PART II.   OTHER INFORMATION

                       COLGATE-PALMOLIVE COMPANY


Item 1.Legal Proceedings

       On April 5, 1994, Region V of the United States Environmental Protection Agency (the "Region") issued to a Company plant in Jeffersonville, Indiana a Findings of Violations and Order for Compliance under
       Section 309 (a) of the Clean Water Act (the "Order"). The Order, based in part on information supplied by the plant, stated that the plant, at certain times in late 1993 and early 1994, had discharged waste water containing substances in excess of amounts permitted by its National Pollutant Discharge Elimination System Permit (the "Permit"). The Order requires that the Plant submit certain information and take certain actions to provide the Region assurance that the plant will comply with the Permit. The plant is complying with the Order.

       On June 13, 1994, the Jeffersonville plant also received from Atlantic States Legal Foundation, Inc., a public interest group, a notice of its intention to bring a related citizen's suit under Section 505(b) of the Federal Water Pollution Control Act (the "Act"). The Company intends to respond to this notice in accordance with the Act.

       Reference is made to Note 15 to the consolidated financial statements on page 33 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 6.Exhibits and Reports on Form 8-K

       (a)  Exhibits:

                Exhibit 10.O. U.S. $500,000,000 Five Year Credit Agreement dated as of April 8, 1994.