Form 10-Q
period 1994-09-30
COLGATE PALMOLIVE CO
filed 1994-11-14
CIK 21665

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994.
                                  0R

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

                             NO CHANGES
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        Class               Shares Outstanding                Date
Common, $1.00 par value        144,981,854              October 31, 1994

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.     FINANCIAL INFORMATION

                       COLGATE-PALMOLIVE COMPANY

              CONDENSED CONSOLIDATED STATEMENT OF INCOME

            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,

                                    1994       1993       1994     1993
Net sales                       $1,930.7   $1,823.1   $5,591.8 $5,300.9
Cost of Sales                      978.9      953.0    2,875.2  2,764.8
Gross profit                       951.8      870.1    2,716.6  2,536.1

Selling, general and
  administrative expenses          696.1      643.8    1,978.5  1,851.6
Interest expense                    33.1       16.3       87.8     49.2
Interest income                     (6.7)      (3.7)     (25.0)   (15.1)
                                   722.5      656.4    2,041.3  1,885.7

Income before taxes                229.3      213.7      675.3    650.4
Provision for income taxes          78.3       70.9      232.2    224.4
Income before changes in
  accounting                       151.0      142.8      443.1    426.0

Cumulative effect on prior
  years of accounting changes          -          -          -   (358.2)
Net income                       $ 151.0    $ 142.8   $  443.1   $ 67.8

Earnings per common share:
  Primary:
    Before changes in
    accounting                   $  1.00    $   .89   $   2.91   $ 2.60
    Cumulative effect on prior
      years of accounting
      changes                          -          -          -    (2.27)
    Net income                   $  1.00    $   .89   $   2.91   $  .33

  Assuming full dilution:
    Before changes in
      accounting                 $   .93    $   .82   $   2.72   $ 2.43
    Cumulative effect on prior
      years of accounting
      changes                          -          -          -    (2.08)
    Net income                   $   .93    $   .82   $   2.72   $  .35

Dividends declared per common
  share:                         $   .41    $   .36   $   1.13   $  .98


See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollars in Millions)
                              (Unaudited)


                                   ASSETS

                                September 30,  December 31,
                                    1994          1993
Current Assets:
  Cash and cash equivalents      $  180.9      $  144.1
  Marketable securities              69.4          67.1
  Receivables (less allowance for
    doubtful accounts of $23.2
    and $24.9)                    1,081.5         988.3
  Inventories                       745.8         678.0
  Other current assets              212.5         192.9
                                  2,290.1       2,070.4

Property, Plant and Equipment:
  Cost                            3,083.3       2,820.2
  Less:  Accumulated depreciation 1,159.8       1,053.9
                                  1,923.5       1,766.3

Goodwill and other intangible
  assets (less accumulated
  amortization of $192.4
  and $151.2)                     1,626.5       1,589.0
Other assets                        337.7         335.5
                                 $6,177.8      $5,761.2




See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                         (Dollars in Millions)
                              (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                              September 30,  December 31,
                                   1994           1993
Current Liabilities:
  Notes and loans payable       $  200.9       $  169.4
  Current portion of long-term
    debt                             8.6           15.5

  Accounts payable                 638.1          599.3
  Accrued income taxes             112.4           59.4
  Other accruals                   542.3          550.4
                                 1,502.3        1,394.0

Long-term debt                   1,799.6        1,532.4
Deferred income taxes              293.6          266.2
Other liabilties                   723.4          693.6

Shareholders' Equity:
  Preferred Stock                  410.0          414.3
  Common Stock                     183.2          183.2
  Additional paid-in capital     1,001.1        1,000.9
  Retained earnings              2,429.2        2,163.4
  Cumulative foreign currency
    translation adjustments       (367.0)        (372.9)
                                 3,656.5        3,388.9
  Unearned compensation           (384.6)        (389.9)
  Treasury stock, at cost       (1,413.0)      (1,124.0)
                                 1,858.9        1,875.0
                                $6,177.8       $5,761.2


See Notes to Condensed Consolidated Financial Statements.


                       COLGATE-PALMOLIVE COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         (Dollars in Millions)
                              (Unaudited)

                                      Nine Months Ended
                                        September 30,
                                      1994         1993
Operating Activities:

Net cash provided by operating
  activities                         $528.2    $  488.2


Investing Activities:

Capital expenditures                 (261.5)     (246.7)
Payments for acquisitions, net of
  cash acquired                       (75.8)      (17.7)
(Purchase) Sale of marketable
  securities	                          17.8        10.1
Other, net                             20.6        54.7
  Net cash used for investing
    activities                       (298.9)     (199.6)

Financing Activities:

Repayment of debt                     (72.6)     (210.6)
Proceeds from issuance of debt        362.6       572.3
Repurchase of common stock           (306.0)     (502.5)
Dividends paid                       (177.3)     (166.8)
Proceeds from outside investors           -        60.0
Other, net                               .1        16.8
  Net cash used for financing
    activities                       (193.2)     (230.8)


Effect of exchange rate changes on
  cash and cash equivalents              .7        (5.4)
Net increase in cash and cash
  equivalents                          36.8        52.4

Cash and cash equivalents at
  beginning of period                 144.1       117.9
Cash and cash equivalents at end
  of period                          $180.9     $ 170.3



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

3.  Inventories by major classes were as follows:

                                    September 30    December 31,
                                        1994            1993
  Raw material and supplies            $ 285.7        $ 250.0
  Work-in-process                         40.5           28.7
  Finished goods                         419.6          399.3
                                       $ 745.8        $ 678.0

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

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $1,930.7 in the 1994 third quarter, a 6% increase versus the 1993 third quarter. Excluding the impact of the divestitures, sales increased 8% on unit volume growth of 6%.

Sales in the Oral, Personal and Household Care segment were $1,725.4, an increase of 7% from the 1993 third quarter. Strong sales increases in the Latin American, Asian/African and European regions, more than offset lower levels in the United States. Colgate-Latin America achieved sales growth of 15% on unit volume growth of 12%. Excellent results were achieved in Mexico, Brazil and Colombia, with further geographic expansion also contributing to this region's overall growth. Sales in the Colgate-Asia/Africa region were 14% higher than the prior year's period. Contributing to this region's 13% volume increase was double digit volume growth in Thailand, Malaysia, India and South Africa. Sales for Colgate-Europe improved 12% compared with third quarter 1993 reflecting a 5% gain from strategic acquisitions and improvements in the base business as well as benefits from foreign exchange. Four of Colgate Europe's largest subsidiaries--France, Greece, Spain and the United Kingdom, all reported sales increases in excess of 10% on strong volume growth. Inventory reductions by retailers in the US were the primary cause for the 10% decline in sales for Colgate-North America and a 7% decline in volume.

Sales in the Specialty Marketing segment were $205.3, a 1% decline from the third quarter 1993. Excluding the effects of the previously announced divestitures of Princess House and of Hill's veterinary drug distribution business, sales increased 20% on volume growth of 19%. The significant volume gains were attributable to Hill's expanding marketing programs directed to pet retailers in the US, successful new products and continued overseas expansion.

Worldwide sales for the first nine months of 1994 increased 6% to $5,591.8 from $5,300.9 in the same period of 1993. Excluding the impact of the divestitures, unit volume increased 7%.

Oral, Personal and Household Care sales increased 6% to $4,977.6 in the first nine months of 1994, on volume gains of 7%. Within this segment, Colgate-Latin America sales increased 14%, led by strong performances in Mexico, Brazil and Colombia. Colgate-Asia/Africa increased sales 20% on volume growth of 19%. Excluding the impact of acquisitions, this region's sales increase of 9% was primarily due to strong growth in Thailand, Malaysia, Australia and South Africa. Sales in Colgate-Europe increased 6%, with volume gains totaling 8% primarily due to increases in Italy, Spain, France, and the United Kingdom as well as strategic brand acquisitions. Colgate-North America sales and volume declined 10% and 5%, respectively, when compared with the prior year, due primarily to trade inventory reductions.

Specialty Marketing sales for the first nine months of 1994 was led by Hill's Pet Nutrition which experienced a 15% increase on continued strong volume gains. Year-to-year comparable results for this segment were impacted by the divestiture of Princess House and of Hill's veterinary drug distribution business resulting in overall sales and unit volume being up 3% and 2%, respectively.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)


Worldwide gross profit margin for the 1994 third quarter increased to 49.3% from 47.7%. Gross profit margin increased for every geographic region as well as for Hill's Pet Nutrition. Gross profit margin for the first nine months of 1994 increased to 48.6% from 47.8%.

Selling, general and administrative expenses increased as a percentage of sales to 36.1% in 1994 from 35.3% in 1993 in the third quarter and to 35.4% from 34.9% in the nine month period. This increase is directly related to advertising spending which grew in absolute dollar terms while also growing as a percentage of sales in both the third quarter and the nine month period. Earnings before interest and taxes (EBIT) increased 13.0% to $255.7 in the 1994 third quarter, and 7.8% to $738.1 for the 1994 nine month period versus the comparable periods in 1993.

Interest expense, net of interest income, increased to $26.4 in the 1994 third quarter from $12.6 in 1993, and to $62.8 in the 1994 nine month period from $34.1, reflecting increased levels of debt incurred primarily in connection with the Company's share repurchase program. This program commenced during the 1993 second quarter and has continued throughout 1994.

The effective tax rate for the third quarter 1994 was higher than in 1993 (34.1% versus 33.2%) while the tax rate for the nine months approximated that of the prior period (34.4% versus 34.5%). The 1993 and 1994 tax rates reflect the benefits of the Company's global tax savings strategies.

Net income for the 1994 third quarter increased 6% to $151.0 with earnings per share increasing 12% to $1.00, reflecting 6% fewer average shares outstanding as a result of the Company's share repurchase program. For the nine month period, income increased 4% to $443.1 and earnings per share rose 12% to $2.91 excluding the 1993 mandated accounting changes. Included in 1994 net income is a one-time after-tax charge of $5.2 or $.04 per share related to the sale of a non-core business, Princess House. Excluding the charge, earnings for the nine months increased 5% to $448.3 with earnings per share rising 13% to $2.95.

Liquidity and Capital Resources

Working capital at September 30, 1994 was $787.8 as compared with $676.4 at December 31, 1993. The current ratio remained constant at
1.5 at September 30, 1994 compared to December 31, 1993. At September 30, 1994, commercial paper outstanding was $631.4 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis.

During the third quarter of 1994, the remaining outstanding principal ($30.0) of the 9 5/8% debentures due July 15, 2017 was retired.
During the second quarter, the Company entered into credit agreements totaling $750 replacing credit agreements then in place. Included in this total is a $500 revolving credit facility that provides for general corporate borrowings and expires in April 1999 and a $250 facility expiring in April 1995 which is expected to be renewed. In May 1994, the Company filed a shelf registration for $500 of debt securities. During the second quarter, $208 of medium-term notes were issued under this registration.

                       COLGATE-PALMOLIVE COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

            (Dollars in Millions Except Per Share Amounts)


The Company repurchases common shares to achieve its targeted capital structure and to provide for employee benefit plans. Aggregate open market repurchases through September 30, 1994 approximated 5 million shares with a total purchase price of $294.5.

Reference should be made to the 1993 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

PART II.   OTHER INFORMATION

                       COLGATE-PALMOLIVE COMPANY


Item 1.Legal Proceedings

       Reference is made to Note 15 to the consolidated financial statements on page 33 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and to
       Part II Item 1 in the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.


Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits:

            Exhibit 3.B.  By-laws, as amended (supersedes
                           Exhibit 3.B to registrant's Annual
                           Report on Form 10-K for the year
                           ended December 31, 1989, File No. 1-644-2).

            Exhibit 11.   Computation of Earnings per Common Share.

            Exhibit 12.   Ratio of Earnings to Fixed Charges.

            Exhibit 27.   Financial Data Schedule.



       (b) Reports on Form 8-K:

            None.

                               SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                 COLGATE-PALMOLIVE COMPANY
                                        (Registrant)














November 14, 1994             /s/     Stephen C. Patrick
                                    Stephen C. Patrick
                         Vice President and Corporate Controller

                                                           EXHIBIT 3.B
                                                      October 13, 1994

                       COLGATE-PALMOLIVE COMPANY

                                BY-LAWS

                               OFFICES.

     1. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware, and the name of the registered agent in charge thereof is THE CORPORATION TRUST COMPANY.

     The corporation may also have offices at such other places within or without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                 SEAL.

     2. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "CORPORATE SEAL, DELAWARE".

                        STOCKHOLDERS' MEETINGS.

     3. Meetings of stockholders may be held at such place within or without the State of Delaware as shall be determined from time to time by the board of directors.

     4. The annual meeting of the stockholders shall be held on the fourth Wednesday of April in each year, if not a legal holiday, and if a legal holiday, then on the next secular day following, at ten o'clock in the forenoon (or on such other date or at such other time as the board of directors may determine) when they shall elect by plurality vote by ballot a board of directors and transact such other business as may properly be brought before the meeting.

     5. Written notice of the annual meeting shall be mailed to each stockholder entitled to vote thereat at such address as appears on the books of the corporation, at least ten (but not more than fifty) days prior to the meeting.

     6. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the chief executive officer of the corporation, and shall be called by the president or secretary upon resolution of a majority of the entire board of directors, or at the request in writing of a majority of the entire board of directors. Such request shall state the purpose or purposes of the proposed meeting. Special meetings of holders of preferred stock held pursuant to the provisions of Section 10 of Article Fourth of the certificate of incorporation may be called in accordance with the provisions of paragraph (c) of said Section 10.

     7. Written notice of a special meeting of stockholders, including a special meeting for the purpose of amending the certificate of incorporation, stating the time and place and purposes thereof shall be mailed, postage prepaid, at least ten but not more than fifty days before such meeting, to each stockholder entitled to vote thereat at such address as appears on the books of the corporation.

     8. (A) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (l) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (2) otherwise properly brought before the meeting by or at the direction of the board of directors, or (3) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (1) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (2) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (3) the class and number of shares of the corporation which are beneficially owned by the stockholder, and (4) any material interest of the stockholder in such business. Notwithstanding anything in the by-laws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this by-law 8(A). In the event that a stockholder seeks to bring one or more matters before an annual meeting, the board of directors shall establish a committee consisting of non-management directors for the purpose of reviewing compliance with this by-law 8(A); provided, however, that if the business to be brought before the meeting by a stockholder relates to the removal, replacement or election of one or more directors, the secretary of the corporation shall appoint two or more inspectors, who shall not be affiliated with the corporation, to act in lieu of such committee to review compliance with this by-law 8(A). If the committee or the inspectors (as the case may be) shall determine that a stockholder has not complied with this by-law 8(A), the committee or the inspectors (as the case may be) shall direct the chairman of the annual meeting to declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this by-law 8(A); and the chairman shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

     B) Only persons who are nominated in accordance with the procedures set forth in this by-law 8(B) shall be eligible for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of stockholders by or at the direction of the board of directors or by any stockholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this by-law 8(B). Such nominations, other than those made by or at the direction of the board of directors, shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth (l) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (a) the name, age, business address and residence address of such person, (b) the principal occupation or employment of such person, (c) the class and number of shares of the corporation which are beneficially owned by such person and (d) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (2) as to the stockholder giving the notice, (a) the name and address, as they appear on the corporation's books, of such stockholder and (b) the class and number of shares of the corporation which are beneficially owned by such stockholder. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary of the corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this by-law 8(B). In the event that a stockholder seeks to nominate one or more directors, the secretary shall appoint two inspectors, who shall not be affiliated with the corporation, to determine whether a stockholder has complied with this by-law 8(B). If the inspectors shall determine that a stockholder has not complied with this by-law 8(B), the inspectors shall direct the chairman of the meeting to declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the by-laws; and the chairman shall so declare to the meeting and the defective nomination shall be disregarded.

     (C) (l) Whenever any action is required or permitted to be taken at any meeting of stockholders of the corporation, unless the certificate of incorporation otherwise provides, and subject to the provisions of clauses (2) and (3) of this by-law 8(C), the action may be taken without a meeting, without prior notice and without a vote, if a written consent setting forth the action so taken shall have been signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all shares entitled to vote thereon were present and voted; provided, however, that prompt notice of the taking of corporate action without a meeting and by less than unanimous written consent must be given to those stockholders who have not consented in writing.

     (2) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting shall be fixed by the board of directors of the corporation. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent without a meeting shall, by written notice, request the board of directors to fix a record date. Upon receipt of such a request, the secretary shall place such request before the board of directors at its next regularly scheduled meeting, provided, however, that if the stockholder represents in such request that he intends, and is prepared, to commence a consent solicitation as soon as is permitted by the Securities Exchange Act of 1934 and the regulations thereunder and other applicable law, the secretary shall, as promptly as practicable, call a special meeting of the board of directors, which meeting shall be held as promptly as practicable. At such regular or special meeting, the board of directors shall fix a record date as provided in Section 213(a) (or its successor provision) of the Delaware General Corporation Law. Should the board fail to fix a record date as provided for in this clause (2), then the record date shall be the day on which the first written consent is expressed.

     (3) In the event of the delivery to the corporation of a written consent or consents purporting to represent the requisite voting power to authorize or take corporate action and/or related revocations, the secretary of the corporation shall provide for the safekeeping of such consents and revocations and shall, as promptly as practicable, engage nationally recognized independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. No action by written consent and without a meeting shall be effective until such inspectors have completed their review, determined that the requisite number of valid and unrevoked consents has been obtained to authorize or take the action specified in the consents, and certified such determination for entry in the records of the corporation kept for the purpose of recording the proceedings of meetings of stockholders.

     9. At each meeting of the stockholders every stockholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such stockholder and bearing a date not more than one year prior to said meeting. Each stockholder shall have one vote for each share of stock having voting power, registered in his name on the books of the corporation on the record date fixed for such meeting, or, if no record date has been fixed, on such date as may be provided for by law. The vote for directors and, upon the demand of any stockholder, the vote upon any question before the meeting, shall be by ballot.

     10. The holders of a majority of the stock issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by law, by the certificate of incorporation, or by these by-laws. If, however, such majority shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of voting stock shall be present. At such adjourned meeting at which the requisite amount of voting stock shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed.

     11. At each meeting of stockholders the presence or lack of a quorum shall be ascertained and all voting by ballot shall be conducted by two inspectors appointed for the purpose by the board of directors or, if not so appointed, designated by the meeting. If for any reason any of the inspectors previously appointed shall fail to attend or be unable to serve, a replacement shall be appointed in like manner. The inspectors shall decide upon the qualifications of the voters and the validity of proxies, report on the presence or lack of a quorum, take charge of the ballots at said meeting, and after the balloting thereat on any question shall count the ballots cast thereon and shall report the result in writing to the secretary of the corporation or to the chairman of the meeting.

     12. A complete list of the stockholders entitled to vote at any meeting, arranged in alphabetical order, giving the address of each, and the number of voting shares held by each, shall be prepared by the treasurer. Such list shall be open to the examination of any stockholder for any purpose germane to the meeting during ordinary business hours for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held and which place shall be specified in the notice of meeting or, if not so specified, at the place where said meeting is to be held, and the list shall be produced and kept at the time and place of meeting during the whole time thereof, and subject to the inspection of any stockholder who may be present.

                              DIRECTORS.

     13. (A) The property and business of this corporation shall be managed by its board of directors. The number of directors shall be no less than 8 nor more than twelve, as determined from time to time by the board of directors, but no reduction in the number of directors shall terminate the office of any director prior to the first annual meeting of the stockholders subsequent to his election at which directors are elected except with the written consent of such director, and provided further that the number of directors may be increased by action of the holders of preferred stock as contemplated in by-law 13(B), and that no reduction in the number of directors shall be in violation of the provisions of by-law 13(B). Except to the extent otherwise provided in the certificate of incorporation or the by-laws, they shall be elected at the annual meeting of the stockholders, and each director shall be elected to serve until his successor shall be elected and shall qualify. No person who has attained the age of sixty-five shall be initially elected to the board of directors. No director shall be re-elected as a member of the Board after he or she has reached his or her 72nd birthday, except if his or her nomination for re-election has been approved in each instance by a majority of the other directors of the corporation. Additionally, no former Chief Executive Officer of the corporation shall be re-elected as a member of the Board after he or she has reached his or her 65th birthday, except if his or her nomination for re-election has been approved in each instance by a majority of the other directors of the corporation, and in no event shall he or she be re-elected after he or she has reached his or her 68th birthday.

     (B) So long as any preferred stock shall be outstanding and there shall exist a "default period" as defined in paragraph (a) of Section 10 of Article Fourth of the certificate of incorporation, the holders of the preferred stock, voting as a class, irrespective of series, shall have the voting right set forth in said Section 10. At any meeting at which the holders of preferred stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect directors to fill such vacancies in the board of directors, if any, as may then exist up to such number of directors as amounts to the "required proportion" as defined in paragraph (a) of said Section 10, and if the number which may be so elected does not amount to the required proportion, to make such increase in the number of directors as shall be necessary to permit the election by them of the required proportion but no greater increase than shall be necessary for that purpose, and to elect directors to the offices so created. An increase in the number of directors by the holders of preferred stock shall not prevent a subsequent increase or decrease in the number of directors made in any manner provided herein by the board of directors or the holders of preferred and common stock voting irrespective of classes, provided that during a default period no such amendment shall (l) reduce the number of directors elected by the holders of preferred stock to less than the required proportion or (2) terminate the office of a director prior to the first annual meeting of stockholders subsequent to his election at which directors are elected, except with the written consent of such director.

     14. The directors may hold their meetings and have one or more offices, and keep the books of the corporation outside of Delaware, at the office of the corporation in the City of New York, or at such other places as they may from time to time determine.

     15. In addition to the powers and authority by these by-laws expressly conferred upon it, the board may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                              COMMITTEES.

     16. The board of directors shall appoint such committees as are required by these by-laws, and may appoint such committees as are permitted by these by-laws, from among their members.

     17. Appointment of committees shall be by the affirmative vote of a majority of the whole board.

     18. The board may, but need not, designate one member of each committee as the chairman thereof.

     19. The board of directors shall appoint a personnel and organization committee consisting of at least five members, with not less than three members who are not eligible for stock options or incentive awards either at the time when discretion is to be exercised by such committee or at any time within one year prior thereto. Such committee shall consider and monitor the corporation's organization, personnel and compensation policies, practices and implementation. In addition, such committee shall review the compensation of the officers of the company and senior management. Such committee shall also administer such plans under which stock of the corporation is issuable to employees upon exercise of stock options, and all executive incentive compensation plans. The board of directors may provide for an executive incentive compensation committee and a stock option committee. Each such committee shall consist of members of the personnel and organization committee who are not eligible for incentive awards or stock options either at the time when discretion is to be exercised by the members of the said committee or at any time within one year prior thereto, and the chairman of the personnel and organization committee, provided he is not and has not been so eligible. From and after December 14, 1978, all such plans are amended to reflect their administration by such committees. The executive incentive compensation committee and the stock option committee shall have the powers and duties provided in the respective plans and be subject to such provisions and limitations as the board of directors shall from time to time determine.

     20. The board of directors shall appoint an audit committee consisting of not less than three members. Such committee shall review internal and external audit conditions, procedures and results and formulate and report to the board of directors policies with regard thereto.

     21. The board of directors shall appoint a finance committee consisting of not less than four members. Such committee, if and when appointed, shall consider and take account of the financial affairs of the corporation, and formulate and suggest the financial policies of the corporation for submission to the board of directors.

     22. The board of directors may in its discretion appoint from time to time other committees for other purposes or assign additional duties to the existing committees.

     23. Each committee shall have the right to determine its own rules of procedure, not inconsistent with the action of the board of directors, or with these by-laws, or with the certificate of incorporation.

     24. Vacancies in the committees shall be filled by the board of directors.

     25. The time and place of regular meetings of the committees shall be fixed by the board of directors, or if not so fixed, then by the committee, and prompt notice thereof shall be given to each member of the committee, provided however, that the board may authorize the committee or the chairman thereof to postpone any such committee meeting upon two days notice to each member of the committee. Special meetings of the committee may be called by the chairman of the committee or the chief executive officer upon two days notice to each member of the committee. Each such committee may meet at such stated times and places and otherwise upon notice and at such places as it shall provide, except that the finance committee shall meet at least once in each calendar quarter.

     26. A majority of the members of each such committee shall constitute a quorum; and in each instance the affirmative vote of a majority of the members of the committee present at the meeting shall be necessary for the adoption of any resolution, except that, upon request of the chief executive officer or the chairman of the committee, any action required or permitted to be taken at any meeting of such committee may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of such committee, and such written consent is filed with the minutes of the committee. The committee may designate one of its members as secretary of the committee, and may in addition, call upon the secretary or one of the assistant secretaries of the corporation, or any other person, as may be determined by the committee, to perform all or part of the duties of secretary of the committee; and minutes shall be kept of all meetings and proceedings of the committee, which shall be reduced to writing by either the secretary of the committee or the secretary or one of the assistant secretaries of the corporation, or such other person, as the committee shall direct.

     27. Each member of each such committee shall continue to be a member thereof at the pleasure of the board of directors and, unless otherwise ordered by the board of directors or otherwise specified in the plan providing for such committee, until such time as he ceases to be a member of the board of directors.

     28. The minutes and proceedings of each such committee shall from time to time be reported to the board of directors, as by the board of directors required.

                      COMPENSATION OF DIRECTORS.

     29. The compensation of directors as such shall be fixed by the board of directors but no additional compensation shall be paid to regular employees of the corporation for service as directors or as members of any committee of the board. Nothing herein contained shall be construed to preclude any director from serving the corporation as an officer or in any other capacity and receiving compensation therefor.

     30. Pursuant to resolution of the board of directors, members of any one or more committees may receive fixed fees or other compensation for their services.

                        MEETINGS OF THE BOARD.

     31. The newly elected board may meet at such place and time as shall be fixed by the vote of the stockholders at the annual meeting, for the purpose of organization or otherwise, and no notice of such meeting shall be necessary to the newly elected directors, in order legally to constitute the meeting, provided, a majority of the whole board shall be present; or they may meet at such place and time as shall be fixed by the consent in writing of all the directors.

     32. Regular meetings of the board may be held without notice at such time and place as shall from time to time be determined by resolution of the board.

     33. Special meetings of the board may be called by the chairman of the board or the chief executive officer on three days' notice to each director, either personally or by mail or by telegram; and special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors.

    34. At all meetings of the board the presence of a majority of the directors then in office shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum, shall be the act of the directors, except as may be otherwise specifically provided by statute, or by the certificate of incorporation, or by these by-laws. If a quorum shall not be present at any meeting the directors present thereat may adjourn the meeting from time to time, without notice, other than at the meeting, until a quorum shall be present.

                               OFFICERS.

     35. At its first meeting after each annual meeting of the stockholders the board of directors shall choose a chairman of the board and a president, who shall be directors of the corporation and one of whom shall be designated by the board as chief executive officer of the corporation. At the same meeting the board shall also choose a vice president or vice presidents, one or more of whom may be designated as executive vice presidents, a secretary, a treasurer and a controller. Any two offices other than those of president and secretary may be held by the same person. The chairman of the board shall not be deemed to be a corporate officer unless designated by the board as chief executive officer or otherwise designated by the board as an officer of the corporation.

     36. The board of directors may also create and provide for additional offices and prescribe the duties of the respective incumbents thereof and appoint such further officers and agents as it shall deem necessary or advisable, such as assistant secretaries and assistant treasurers, who shall hold their respective offices for such term and shall exercise such powers and perform such duties as shall be determined from time to time by the chief executive officer or the board of directors. By direction of the chief executive officer, other personnel may be designated by titles, such as "assistant vice president," "divisional vice president," "assistant treasurer" or "assistant controller" but only persons elected by the board of directors shall be deemed officers of the corporation.

     37. Except as provided in employee benefit or incentive plans approved by the board of directors or the stockholders, the compensation of all officers of the corporation shall be fixed by the board of directors or by any committee of the board of directors as the board of directors designates.

     38. The officers of the corporation shall hold office until their respective successors are chosen and qualified in their stead, or until they have resigned, retired or been removed in the manner hereinafter provided. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the whole board of directors.

                        CHAIRMAN OF THE BOARD.

     39. When so designated by the board of directors, the chairman of the board shall be the chief executive officer of the corporation with the powers and duties hereinafter specified for such office. He shall preside at all meetings of the board of directors and shall perform such other duties as may be specified in the by-laws.

                            THE PRESIDENT.

     40. When so designated by the board of directors, the president shall be the chief executive officer of the corporation with the powers and duties hereinafter specified for such office. When not serving as chief executive officer he shall have such powers and duties as may be specified in the by-laws, prescribed by the board of directors or delegated by the chief executive officer.


                       CHIEF EXECUTIVE OFFICER.

     41. The chief executive officer may be either the chairman of the board or the president. The person so designated by the board of directors shall have the general and active management of the business, property and affairs of the corporation, subject to the control of the board of directors, and shall have the powers and perform the duties customarily exercised by the chief executive officer of a business corporation, including the authority to sign on behalf of the corporation deeds, leases, contracts, powers of attorney and other documents, and the duty to execute all directions and resolutions of the board of directors. He shall preside at all meetings of the stockholders, and shall perform such other duties as may be specified in the by-laws.

                     ALTERNATE PRESIDING OFFICER.

     42. In the absence from any meeting of the stockholders or directors of the person designated in the by-laws to preside if present at such meeting, the chief executive officer, the chairman of the board or the president (in that order of precedence) shall preside at such meeting.

                          THE VICE PRESIDENT.

     43. Whenever there is not more than one vice president, the vice president shall perform all such duties and exercise all such powers as may be delegated to him by the chief executive officer, and such vice president shall in the event of the absence or disability of the chief executive officer perform such duties and exercise such powers of such officers as may be designated by the board of directors.

     44. If provision shall be made by the board of directors for more than one vice president, each such vice president, including any designated as executive vice president, shall perform such duties and exercise such powers as may be delegated to him by the chief executive officer, and shall perform such further duties and exercise such further powers as the board of directors shall prescribe; and in the absence or disability of the president his duties shall be performed and his powers shall be exercised by one or more vice presidents to the extent designated by the chief executive officer or by the board of directors.

                            THE SECRETARY.

     45. (a) The secretary shall attend all sessions of the board of directors and all meetings of the stockholders and record all votes and minutes of all proceedings in a book to be kept for that purpose; and shall perform like duties for other committees as required. He shall give, or cause to be given, notice of all meetings of the stockholders and of the board of directors, and shall perform such other duties as shall be prescribed by the board of directors or chief executive officer.

     (b) Such assistant secretary or assistant secretaries as may be appointed by the board of directors, shall, to the extent authorized by the board of directors, participate with the secretary and assist him in the performance of his duties, and exercise all the powers and discharge all the duties of the secretary to the extent prescribed by the board of directors; and in the event of the absence or disability of the secretary or any assistant secretary the duties of the secretary or of such assistant secretary shall be performed by the assistant secretary designated by the chief executive officer or the board of directors.

                            THE TREASURER.

     46. (a) The treasurer shall perform such duties in relation to the finances of the corporation as shall be prescribed by the board of directors, and in relation to such duties shall be subject to the supervision and direction of the board of directors and the chief executive officer, as circumstances may require.

       (b) Such assistant treasurer or assistant treasurers as may be appointed by the board of directors shall, to the extent authorized by the board of directors, participate with the treasurer and assist him in the performance of his duties, and exercise all the powers and discharge all the duties of the treasurer to the extent prescribed by the board of directors; and in the event of the absence or disability of the treasurer or of any assistant treasurer, the duties of the treasurer or of such assistant treasurer shall be performed by the assistant treasurer designated by the chief executive officer or the board of directors.

                            THE CONTROLLER.

     47. It shall be the duty of the controller, subject and pursuant to the authority of the board of directors and of the chief executive officer, to provide for the keeping of full and accurate records and accounts of receipts, disbursements and all other transactions of the corporation, to make proper report thereof as required and to perform such other duties as may be designated by the board of directors or the chief executive officer.

                              VACANCIES.

     48. If the office of any director or officer becomes vacant by reason of death, resignation, retirement, disqualification, removal from office or otherwise, or if the authorized number of directors be increased, the resulting vacancy or vacancies may be filled by a majority of the directors then in office, although less than a quorum, provided notice of intention to fill a vacancy in the board shall have been included in the notice of the meeting. The persons so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, unless sooner displaced. The provisions of this by-law with respect to the filling of vacancies in the office of any director are subject to the provisions of Section 10 of Article Fourth of the certificate of incorporation.

                 DUTIES OF OFFICERS MAY BE DELEGATED.

     49. In case of the absence of any officer of the corporation, or for any other reason that the board of directors may deem sufficient, the board may delegate, for the time being, the powers or duties, or any of them, of such officer to any other officer, or to any directors.

                        CERTIFICATES OF STOCK.

     50. The certificates of stock of the corporation shall be numbered and entered in the books of the corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the chairman of the board or the president or a vice president and by the treasurer or an assistant treasurer or the secretary or an assistant secretary. Where a certificate is countersigned by (1) a transfer agent other than the corporation or its employee, or (2) a registrar other than the corporation or its employee, the signature of any such officers may be facsimile. In case any officer or officers who shall have signed or whose facsimile signature shall have been used on any such certificate or certificates shall cease to be such officer or officers of the corporation because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the corporation, such certificate or certificates may be issued and delivered as though the person who signed such certificate or certificates or whose facsimile signature shall have been used thereon had not ceased to be an officer of the corporation.

                             FISCAL YEAR.

     57. The fiscal year shall begin the first day of January in each year.


                              DIVIDENDS.

     58. Dividends upon the capital stock of the corporation, when earned, may be declared by the board of directors at any regular or special meeting.

     Before payment of any dividend or making any distribution of profits, there may be set aside out of the surplus or net profits of the corporation such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation.

                               NOTICES.

     59. Whenever under the provisions of these by-laws notice is required to be given to any director, officer or stockholder, it shall not be construed necessarily to mean personal notice, but such notice may be given in writing, either personally or by mail by depositing the same in the post office or a letter-box, in a post-paid, sealed wrapper, addressed to such stockholder, officer or director at his, her or its address as appears on the books of the corporation, or, in default of other address, to such director, officer or stockholder at the General Post Office in the City of Wilmington, Delaware, or in the General Post Office in the City of New York, and such notice shall be deemed to be given at the time when the same shall be thus mailed; provided, however, that in the case of any stockholder or director who is an officer or employee of this corporation and engaged actively in the discharge of his duties at one of the offices or places of business of this corporation, it shall be a sufficient mailing of notice to his address to mail such notice to such officer or employee at the office or place of business aforesaid. Any stockholder, director or officer may waive any notice required to be given under these by-laws.

                              AMENDMENTS.

     60. These by-laws of the corporation may be altered or amended by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, at any regular meeting of the stockholders, without notice of the proposed alteration or amendment, and at any special meeting of the stockholders, if notice of the proposed alteration or amendment be contained in the notice of the meeting, or by the affirmative vote of a majority of the board of directors at any regular meeting of the board, or at any special meeting of the board, provided notice of the proposed amendment shall have been included in the notice of such regular or special meeting. At no time shall the by-laws be amended so as to be inconsistent with the rights of the holders of the preferred stock set forth in Section 10 of Article Fourth of the certificate of incorporation.

                         EMERGENCY PROVISIONS.

     61. In the event of a disaster of sufficient severity to prevent the business and affairs of the corporation from being managed and its corporate powers from being exercised by the board of directors in accordance with the foregoing by-laws, whether by reason of multiple deaths or incapacity of directors and officers, destruction of property, failure of communications or other catastrophe, then, notwithstanding any other provision of the by-laws, the following provisions shall apply:

     (a) An emergency meeting or meetings of the board of directors or of the surviving members thereof shall be called by the chief executive officer, if available, and otherwise by one or more directors; such meetings to be held at such times and places and upon such notice, if any, as the person or persons calling the meeting shall deem proper. The board may take any action at such meetings which it deems necessary and appropriate to meet the emergency.

     (b) Vacancies in the board of directors shall be filled as soon as practicable in the manner specified in Article 48 of the by-laws. In filling vacancies consideration shall be given to senior officers of the corporation.

     (c) The presence of the smallest number of directors permitted by law to constitute a quorum, but not less than three, shall be sufficient for the transaction of business at emergency meetings of the board of directors, except that if there be less than three surviving directors, the surviving director or directors, although less than a quorum, may fill vacancies in the board.

     (d) The by-laws may be amended by the board of directors without notice of the proposed amendment being given in the notice of the meeting.

     (e) Without limiting the generality of the foregoing, the board of directors are authorized to make all necessary determinations of fact regarding the extent and severity of the disaster and the availability of members thereof; to designate and replace officers, agents and employees of the corporation and otherwise provide for continuity of management; and to elect a chairman, adopt rules of procedure, and fill vacancies.

     (f) The emergency powers provided in this by-law 61 shall be in addition to any powers provided by law.

                                                      Exhibit 11
                                                      Page 1 of 2


                       COLGATE-PALMOLIVE COMPANY

               COMPUTATION OF EARNINGS PER COMMON SHARE

             Dollars in Millions Except Per Share Amounts
                              (Unaudited)



                             Three Months Ended      Nine Months Ended
                                 September 30,         September 30,
  PRIMARY                        1994    1993          1994    1993
Earnings:
  Income before changes in
   accounting                 $ 151.0   $142.8        $443.1  $ 426.0

  Deduct:  Dividends on
   preferred shares, net of
   income taxes                   5.5      5.3          16.3     16.2

  Income applicable to common
   shares before cumulative
   effect on prior years of
   accounting changes           145.5    137.5         426.8    409.8

  Cumulative effect on prior
   years of accounting changes      -        -             -   (358.2)
  Net income applicable to
   common shares              $ 145.5   $137.5        $426.8   $ 51.6

Shares (in millions):
  Weighted average common
   shares outstanding           145.6    154.1         146.7    157.8

Earnings per common share,
primary:
  Income before changes in
   accounting                 $  1.00   $  .89        $ 2.91   $ 2.60

  Cumulative effect on prior
   years of accounting changes      -        -             -    (2.27)
  Net income                  $  1.00   $  .89        $ 2.91   $  .33


                                                  Exhibit 11
                                                  Page 2 of 2

                       COLGATE-PALMOLIVE COMPANY

               COMPUTATION OF EARNINGS PER COMMON SHARE

             Dollars in Millions Except Per Share Amounts
                              (Unaudited)

                             Three Months Ended    Nine Months Ended
                                 September 30,        September 30,

                               1994       1993      1994      1993
ASSUMING FULL DILUTION
Earnings:
 Income before changes in
  accounting                 $ 151.0   $ 142.8   $ 443.1   $ 426.0

 Deduct:  Dividends on
  preferred shares and
  tax benefit for dividends
  on allocated preferred
  shares                          .2        .1        .4        .4

 Replacement funding
  resultingfrom assumed
  conversion of Series B
  Convertible Preference
  Stock, net of tax              1.8       4.5       6.1       7.4

 Income before changes in
  accounting, as adjusted      149.0     138.2     436.6     418.2
 Cumulative effect on prior
  years of accounting
  changes                          -         -         -    (358.2)
 Net income applicable to
  common shares              $ 149.0   $ 138.2   $ 436.6   $  60.0

Shares (in millions):
 Weighted average number of
  common shares outstanding    145.6     154.1     146.7     157.8
 Assumed conversion of
  options reduced by the
  number of shares which
  could have been purchased
  with the proceeds from the
  exercise of such options       1.8       1.9       1.8       2.1

 Assumed conversion of
  Series B Convertible
  Preference Stock              12.2      12.4      12.2      12.4
 Weighted average number of
  common shares outstanding,
  as adjusted                  159.6     168.4     160.7     172.3

Earnings per common share,
  assuming full dilution:
 Income before changes in
  accounting                 $   .93    $  .82   $  2.72   $  2.43
 Cumulative effect on prior
  years of accounting
  changes                          -         -         -     (2.08)
 Net income                  $   .93    $  .82   $  2.72   $   .35

                                                  Exhibit 12

                       COLGATE-PALMOLIVE COMPANY

           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                    Dollars in Millions (Unaudited)

                                       Nine Months Ended
                                       September 30, 1994
Income before income taxes                 $  675.3

Add:
Interest on indebtedness and amortization
 of debt expense and discount or premium       87.8

Portion of rents representative of
 interest factor                               22.9

Interest on ESOP debt, net of dividends         1.5

Less:
Income of less than fifty-percent-owned
 subsidiaries                                  (1.0)

Income as adjusted                         $  786.5

Fixed Charges:

Interest on indebtedness and amortization
 of debt expense and discount or premium       87.8

Portion of rents representative of
 interest factor                               22.9

Interest on ESOP debt, net of dividends         1.5

Capitalized interest                            6.8

Total fixed charges                        $  119.0

Ratio of earnings to fixed charges              6.6


In June 1989, the Company's leveraged employee stock ownership plan (ESOP) issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. These notes are guaranteed by the Company. Interest expense on the ESOP's notes was $25.7. This interest is funded through preferred and common stock dividends as well as Company contributions. The fixed charges presented above include interest on ESOP indebtedness to the extent it is not funded through preferred and common stock dividends.

                                                       Exhibit 27

                       COLGATE-PALMOLIVE COMPANY

                        FINANCIAL DATA SCHEDULE

       Dollars in Millions Except Per Share Amounts (Unaudited)

[ARTICLE]                                  5
[LEGEND]

This schedule contains summary financial information extracted from the quarterly report on form 10-Q for the nine months ended
September 30, 1994 and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[MULTIPLIER]                       1,000,000
[PERIOD-TYPE]                          9 MOS
[FISCAL-YEAR-END]                DEC 31-1994
[PERIOD-START]                   JAN 01-1994
[PERIOD-END]                     SEP 30-1994

[CASH]                                 180.9
[SECURITIES]                            69.4
[RECEIVABLES]                        1,104.7
[ALLOWANCES]                            23.2
[INVENTORY]                            745.8
<CURRENT ASSETS>                     2,290.1
[PP&E]                               3,083.3
[DEPRECIATION]                       1,159.8
<TOTAL ASSETS>                       6,177.8
<CURRENT LIABILITIES>                1,502.3
[BONDS]                              1,799.6
<PREFERRED MANDATORY>                      0
[PREFERRED]                            410.0
[COMMON]                               183.2
<OTHER - SE>                         1,265.7
[TOTAL-LIABILITY-AND-EQUITY]         6,177.8
[SALES]                              5,591.8
<TOTAL REVENUES>                     5,591.8
[CGS]                                2,875.2
<TOTAL COSTS>                        1,978.5
<OTHER EXPENSE>                            0
<LOSS PROVISION>                           0
[INTEREST-EXPENSE]                      62.8
[INCOME-PRETAX]                        675.3
[INCOME-TAX]                           232.2
[INCOME-CONTINUING]                    443.1
[DISCONTINUED]                             0
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]                           443.1
[EPS-PRIMARY]                           2.91
<EPS-DILUTE>                            2.72