Form 10-Q/A
period 1994-09-30
COLGATE PALMOLIVE CO
filed 1995-02-08
CIK 21665

FORM 10-Q/A
                                    Amendment No. 1

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












                                        COLGATE-PALMOLIVE COMPANY
                                               (Registrant)














       February 8, 1995              /s/     Stephen C. Patrick
                                           Stephen C. Patrick
                                Vice President, Corporate Controller