Form 10-K
period 1994-12-31
COLGATE PALMOLIVE CO
filed 1995-03-23
CIK 21665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended December 31, 1994
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from        to       .
Commission File Number 1-644-2

                           COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   13-1815595
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)
  300 PARK AVENUE, NEW YORK, NEW YORK                     10022
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code 212-310-2000

          Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
$4.25 Preferred Stock, without            New York Stock Exchange
par value, cumulative dividend

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 28, 1995 the aggregate market value of stock held by non-affiliates was $9,325 million. There were 144,579,030 shares of Common Stock outstanding as of February 28, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE:

       Documents                                       Form 10-K Reference
Portions of Proxy Statement for the
 1995 Annual Meeting                            Part III, Items 10 through 13

Total number of sequentially numbered pages in this filing, including
exhibits thereto:   .

The exhibit index begins on page 38.

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

(b) Financial Information About Industry Segments
For information about industry segments refer to the information set forth under the caption "Results of Operations" in Part II, Item 7 of this report.

(c) Narrative Description of the Business
For information regarding description of the business refer to the caption "Scope of Business" on page 5; "Average number of employees" appearing under "Historical Financial Summary" on page 36; and "Research and development" expenses appearing in Note 11 to the Consolidated Financial Statements on page 27 of this report.

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

The Company has programs for the operation and design of its facilities which meet or exceed applicable environmental rules and regulations. Compliance with such rules and regulations has not significantly affected the Company's capital expenditures, earnings or competitive position. Capital expenditures for environmental control facilities totaled $11.6 million in 1994 and are budgeted at $17.6 million for 1995. For future years, expenditures are expected to be in the same range.

(d) Financial Information About Foreign and Domestic Operations and Export Sales For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES
The Company owns and leases a total of 301 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

In the United States, the Company operates 66 facilities, of which 26 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. The Specialty Marketing segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; and Richmond, Indiana. Research facilities are located throughout the world with the research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

Overseas, the Company operates 235 facilities, of which 89 are owned, in over 60 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Germany, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS
On April 5, 1994, Region V of the United States Environmental Protection Agency (the "Region") issued to a Company plant in Jeffersonville, Indiana a Findings of Violations and Order for Compliance under Section 309

(a) of the Clean Water Act (the "Order"). The Order, based in part on information supplied by the plant, stated that the plant, at certain times in late 1993 and early 1994, had discharged waste water containing substances in excess of amounts permitted by its National Pollutant Discharge Elimination System Permit (the "Permit"). The Order requires that the plant submit certain information and take certain actions to provide the Region with assurance that the plant will comply with the Permit. The plant is complying with the Order.

EPA Region V and the Company have entered into a settlement of an administrative complaint filed separately by EPA under Section 309 (g) of the Clean Water Act on or about September 30, 1994. In connection with the settlement, the Company has paid an administrative civil penalty in the amount of $110,000. The settlement has been executed by the Acting Director of the Water Office at Region V and has been formally adopted as an order of the EPA Regional Administrator.

On June 13, 1994, the Jeffersonville plant also received from Atlantic States Legal Foundation, Inc., a public interest group, a notice of its intention to bring a related citizen's suit under Section 505(b) of the Federal Water Pollution Control Act (the "Act"). The Company intends to respond to this notice in accordance with the Act.

For additional information regarding legal matters see Note 13 to the Consolidated Financial Statements included on page 29 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of March 23, 1995:

                                     Date First
                                      Elected
          Name               Age      Officer                      Present Title
Reuben Mark                  56         1974        Chairman of the Board and Chief Executive
                                                    Officer
William S. Shanahan          54         1983        President and Chief Operating Officer
Robert M. Agate              59         1985        Senior Executive Vice President and Chief
                                                    Financial Officer
William G. Cooling           50         1981        Chief of Operations, Specialty Marketing and
                                                    International Business Development
Craig B. Tate                49         1989        Chief Technological Officer
Silas M. Ford                57         1983        Executive Vice President
                                                    Office of the Chairman
Andrew D. Hendry             47         1991        Senior Vice President
                                                    General Counsel and Secretary
Douglas M. Reid              60         1990        Senior Vice President
                                                    Global Human Resources
John E. Steel                65         1991        Senior Vice President
                                                    Global Marketing and Sales
Edgar J. Field               55         1991        President
                                                    International Business Development
Lois D. Juliber              46         1991        President
                                                    Colgate-USA/Canada/Puerto Rico
Stephen A. Lister            53         1994        President
                                                    Colgate-Asia Pacific
David A. Metzler             52         1991        President
                                                    Colgate-Europe


Michael J. Tangney           50         1993        President
                                                    Colgate-Latin America
Robert C. Wheeler            53         1991        President
                                                    Hill's Pet Nutrition, Inc.
Steven R. Belasco            48         1991        Vice President
                                                    Taxation
Brian J. Heidtke             54         1986        Vice President
                                                    Finance and Corporate Treasurer
Peter D. McLeod              54         1984        Vice President
                                                    Manufacturing Engineering Technology
Stephen C. Patrick           45         1990        Vice President
                                                    Corporate Controller
Donald A. Schindel           61         1995        Vice President
                                                    Corporate Development
John H. Tietjen              52         1995        Vice President
                                                    Global Business Development
Michael S. Roskothen         58         1993        President
                                                    Global Oral Care
Thomas G. Davies             54         1995        Vice President
                                                    Global Business Development Fabric Care
Barrie M. Spelling           51         1994        Vice President
                                                    Global Business Development
                                                    Household Surface Care

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

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS
Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under "Market and Dividend Information" in Note 15 on page 31; the information under "Common Stock" in Note 5 to the Consolidated Financial Statements on page 21; and the "Number of shareholders of record" and "Cash dividends declared per common share" under the caption "Historical Financial Summary" on page 36 of this report.

ITEM 6. SELECTED FINANCIAL DATA
Refer to the information set forth under the caption "Historical Financial Summary" on page 36 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Scope of Business
The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Specialty Marketing. Oral, Personal and Household Care products include toothpastes, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches, and other similar items. Specialty Marketing products include pet nutrition products and products previously sold by Princess House and VCA. Principal global trademarks and trade names include Colgate, Palmolive, Mennen, Ajax, Soupline/Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional tradenames.

The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                              1994          1993          1992
Oral Care ............................         26%           25%           23%
Personal Care ........................         24%           24%           23%
Household Surface Care ...............         17%           17%           18%
Fabric Care ..........................         18%           19%           20%
Pet Nutrition ........................         11%           11%           10%

Company products are marketed under highly competitive conditions. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Product quality, brand recognition and acceptance, and marketing capability largely determine success in the Company's business segments.

As shown in the geographic area and industry segment data that follow, more than half of the Company's net sales, operating profit and identifiable assets are attributable to overseas operations. Transfers between geographic areas are not significant.

Results of Operations (Dollars in Millions Except Per Share Amounts)

                                                1994         1993        1992
Worldwide Net Sales by Business Segment
 Oral, Personal and Household Care .........   $6,735.8    $6,306.4    $6,230.7
 Specialty Marketing .......................      852.1       834.9       776.5
  Total Net Sales ..........................   $7,587.9    $7,141.3    $7,007.2
Segment Net Sales by Geographic Region
North America
 Oral, Personal and Household Care .........   $1,623.1    $1,762.5    $1,839.0
 Specialty Marketing .......................      776.9       774.8       725.1
  Total North America ......................    2,400.0     2,537.3     2,564.1
Europe
 Oral, Personal and Household Care .........    1,968.2     1,843.6     2,117.0
 Specialty Marketing .......................       75.2        60.1        51.4
  Total Europe .............................    2,043.4     1,903.7     2,168.4
Latin America* .............................    1,736.5     1,525.8     1,315.2
Asia and Africa* ...........................    1,408.0     1,174.5       959.5
  Total Net Sales ..........................   $7,587.9    $7,141.3    $7,007.2

* Amounts in Latin America and Asia/Africa relate to the Oral, Personal and Household Care segment only. Sales of Specialty Marketing products to these regions are primarily exported to local distributors and therefore are included in North American results in all years to conform to the current-year presentation.

Net Sales
Worldwide net sales in 1994 increased 6% to $7,587.9 from $7,141.3 in 1993. Excluding the sales of non-core businesses disposed of during 1994, sales increased 8% on volume growth of 7% reflecting the Company's increas-ing global strength and worldwide brand presence. Sales in the Oral, Personal and Household Care segment were $6,735.8, up 7% from $6,306.4 in 1993. Sales in the Asia/Africa Region continued a trend of strong growth, posting a 20% overall increase led by Malaysia, Hong Kong, India and South Africa. Australia and New Zealand showed volume improvements and also benefited from favorable currency translation that increased overall sales. Among the technologically advanced products contributing to 17% volume gains in this region are Colgate Total toothpaste, Palmolive Nouriche shampoo and Ajax Gel 2-in-1 bleach/cleaner. The 1994 results include the impact of the July 1993 consolidation of the Company's Indian operation. Sales in Europe were up 7% on 6% volume growth, including 4% from acquisitions. Sales growth in Europe was led by France, Italy, Greece, the United Kingdom, Spain and Eastern Europe. Sales in Latin America were up 14% overall on 11% volume growth, with notable growth in Mexico, Brazil, Colombia and Central America. Colgate Total toothpaste, Colgate Precision/Total toothbrushes and the expansion of Mennen deodorants all contributed to the region's growth.

North America was negatively impacted by trade downstocking of inventory and disinflationary pricing as sales were down 8% on volume declines of 4%. Sales growth in the Specialty Marketing segment was led by Hill's Pet Nutrition, which posted sales increases of 16% for the year on 14% volume growth, reflecting continued strength in the domestic market and further international expansion. Sales and volume growth were supported by the introduction of Hill's new Prescription Diet formula for improving oral health in dogs and Prescription Diet HealthBlend preventive care. Overall Specialty Marketing reported sales were up slightly versus the prior year as a result of the second-quarter 1994 sale of Princess House and VCA, two non-core businesses.

The Company's overall sales in 1993 increased 2% over 1992 and would have reflected a 7% overall growth excluding the impact of foreign currency declines. Volume increased 5% during the year, including 1% resulting from increased ownership of the Indian operation to majority control. Sales in the Oral, Personal and Household Care segment were mixed. Asia/Africa and Latin America reported strong increases throughout the regions, while Europe was down 13%, due to currency declines and difficult economic conditions in Western Europe, and North America experienced the effects of disinflationary pricing as sales were down 4% from 1992. Sales for the Specialty Marketing segment were up 8%, reflecting continued growth in pet foods in both domestic and international markets, up 11% versus 1992, offset by declines in sales at non-core businesses.

Gross Profit
Gross profit margin in 1994 improved to 48.4% from 47.8% in 1993 and 47.1% in 1992. The continuing improvement in gross profit reflects the Company's strategy to shift product mix to higher margin oral care, personal care and pet nutrition product categories, reduce overhead and improve manufacturing efficiency by focusing investments on high-return capital projects. Improvement in the profitability of sales enables the Company to generate more cash from operations to reinvest in its existing businesses in the form of research and development, advertising to launch new products, growing geographically, investing in strategic acquisitions within its core businesses, and paying dividends.

Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percent of sales was 35% in 1994 versus 34% in 1993 and 36% in 1992. The 1994 and 1993 expenditures reflect the continued reduction of the Company's overhead expenses, while providing higher advertising and product promotion spending, which increased in 1994 in absolute dollar amounts and as a percentage of sales, while also increasing spending in research and development. These expenditures support current business growth levels and are investments to maintain the Company's competitive advantage in introducing new and improved products in its strategic core businesses.

Other Expense and Income
Other expense and income consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments and income effects from the 1994 disposition of non-core businesses and other asset sales. Amortization expense increased in each of the three years ended 1994 due to higher levels of intangible assets stemming from the Company's recent acquisitions, most notably Cibaca in India and S.C. Johnson Wax in Europe, which affected 1994 expense and Mennen, which impacted expense recognition in 1993 for a full year and in 1992 from the date of acquisition. The decrease in equity earnings and increase in minority interest that occurred in 1993 and continues into 1994 primarily results from increased ownership in the Company's Indian operation to majority control. Loss on disposition of non-core businesses and gains on sale of miscellaneous assets make up the remainder of other expense and income in 1994.

Earnings Before Interest and Taxes
Earnings before interest and taxes (EBIT) increased 9% in 1994 to $966.6 compared with $883.0 in the prior year. EBIT for the Oral, Personal and Household Care segment was up 9%, with strong gains across all of the Company's developing markets and mixed results in the developed world. Lower returns were experienced in the developed world due principally to a 21% decline in North America as a result of trade downstocking and increased spending on advertising and research and development to position that region for future growth. EBIT for Europe increased 19%, primarily reflecting both sales growth and higher gross profit margins. Asia/Africa and Latin America both showed significant improvement: EBIT was up 20% for each on an already healthy base business. Specialty Marketing also contributed to the overall EBIT growth led by a 10% improvement at Hill's Pet Nutrition, which increased EBIT while investing in developing markets to expand its international reach.

                                                1994        1993         1992
Worldwide Earnings by Business Segment
 Oral, Personal and Household Care .........    $809.6      $740.6      $665.0
 Specialty Marketing .......................     162.0       147.8       131.1
  Total Segment Earnings ...................    $971.6      $888.4      $796.1
Segment Earnings By Geographic Region
North America
 Oral, Personal and Household Care .........    $148.3      $187.0      $198.1
 Specialty Marketing .......................     158.0       143.0       126.0
  Total North America ......................     306.3       330.0       324.1
Europe
 Oral, Personal and Household Care .........     198.4       167.0       184.2
 Specialty Marketing .......................       4.0         4.8         5.1
  Total Europe .............................     202.4       171.8       189.3
Latin America* .............................     298.4       249.6       191.6
Asia and Africa* ...........................     164.5       137.0        91.1
  Total Segment Earnings ...................     971.6       888.4       796.1
Unallocated Expense, Net ...................      (5.0)       (5.4)      (18.2)
Earnings Before Interest and Taxes .........     966.6       883.0       777.9
Interest Expense, Net ......................     (86.7)      (46.8)      (50.0)
Income Before Income Taxes .................    $879.9      $836.2      $727.9

* Amounts in Latin America and Asia/Africa relate to the Oral, Personal and Household Care segment only. Sales of Specialty Marketing products to these regions are primarily exported to local distributors, and earnings are included in North American results in all years to conform to the current-year presentation.

EBIT increased 14% to $883.0 in 1993 compared with $777.9 in 1992. The Oral, Personal and Household Care segment reported 11% growth to $740.6, with gains in the developing regions offsetting declines in the developed regions, which were impacted by difficult business climates. Within this group, North America EBIT decreased 6% to $187.0 compared with the prior year primarily due to lower selling prices. EBIT in Europe decreased 9% due to the negative impact of foreign currency translation and difficult economic conditions. In Latin America, EBIT improved 30% to $249.6 in 1993 versus the prior year while Asia/Africa increased 50%, including the consolidation of India. Overall, the higher margin product mix and reduced selling, general and administrative expenses allowed for increased investment in advertising, product promotion, and research and development, as well as the achievement of a higher level of EBIT. In the Specialty Marketing segment, EBIT was $147.8 in 1993 compared with $131.1 in 1992. The improvement results principally from higher domestic unit volume growth and expanded international distribution at Hill's Pet Nutrition, particularly in Europe and exports to Japan.

Net Interest Expense
Interest expense, net of interest income, was $86.7 in 1994 compared with $46.8 in 1993 and $50.0 in 1992. The increase in net interest expense in 1994 versus the prior two years results from higher debt for the full year, incurred primarily to finance share repurchases and acquisitions, and slightly higher effective interest rates in 1994.

Income Taxes
The effective tax rate on income for 1994 was 34.1% versus 34.5% in 1993 and 1992. The increase in the U.S. statutory tax rate in 1993 was in part offset by statutory rate reductions in several overseas jurisdictions. Global tax savings strategies benefited the effective rate in 1994, 1993 and 1992.

Net Income
Net income was $580.2 in 1994 or $3.82 per share on a primary basis compared with $189.9 or $1.08 per share in 1993. Included in 1993 net income and per share amounts is the cumulative one-time impact on prior years of adopting new mandated accounting standards effective January 1, 1993 for income taxes, other postretirement benefits and postemployment benefits. Excluding the changes in accounting in 1993 and the one-time charge for the sale of a non-core business in 1994, income increased 7% to $585.4 while primary earnings per share increased 14% to $3.86.

Return on sales was 8% in 1994, consistent with the percentage return in 1993 (excluding the impact of accounting changes), reflecting the Company's continuing shift to higher margin categories and focus on cost containment, while providing increased investments aimed at future growth.

Subsequent Event
On January 10, 1995 the Company acquired the worldwide Kolynos oral care business from American Home Products Corporation for $1,040.0 in cash. The acquisition was structured as a multinational acquisition of assets and stock, financed with the proceeds of commercial bank borrowings, and will be accounted for as a purchase.

The Kolynos business is a multinational oral care business that is engaged in the production and sale of toothpaste, toothbrushes, dental floss and oral rinses operating primarily in South America. Kolynos adds significant strength to the Company's existing South American operations by providing a strong regional brand to complement the existing Colgate brand equity. The acquisition is subject to review by antitrust regulatory authorities in Brazil and Colombia.

Liquidity and Capital Resources
Net cash provided by operations increased 17% to $829.4 in 1994 compared with $710.4 in 1993 and $542.7 in 1992. The improvement in cash generated by operating activities to 11% of sales in 1994 from 10% of sales in 1993 reflects the Company's improving profitability and continued management emphasis on working capital. Cash generated from operations was used to finance acquisitions, repurchase shares and fund an increased dividend level.

The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. Such lines of credit amounted to $1,439.8 at December 31, 1994. The Company also has the ability to issue commercial paper at favorable interest rates to meet short-term liquidity needs. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1.

                                               1994         1993         1992
Identifiable Assets
North America
 Oral, Personal and Household Care ......    $2,416.0     $2,420.3     $2,263.3
 Specialty Marketing ....................       473.9        446.4        420.4
  Total North America ...................     2,889.9      2,866.7      2,683.7
Europe
 Oral, Personal and Household Care ......     1,293.8      1,169.3      1,290.2
 Specialty Marketing ....................        35.7         27.8         23.5
  Total Europe ..........................     1,329.5      1,197.1      1,313.7
Latin America* ..........................       845.2        804.4        679.4
Asia/Africa* ............................       889.0        692.7        464.3
                                              5,953.6      5,560.9      5,141.1
Corporate Assets ........................       188.8        200.3        293.0
Total Assets ............................    $6,142.4     $5,761.2     $5,434.1

* Amounts in Latin America and Asia/Africa relate to the Oral, Personal and Household Care segment only. Certain amounts have been reclassified to conform to the current-year presentation.

During the third quarter of 1994, the remaining outstanding principal ($32.0) of the 9.625% debentures due July 15, 2017 was retired. Also during the third quarter, the Company obtained a $50.0 7.25% term loan. During the second quarter, the Company entered into credit agreements totaling $750.0 replacing credit agreements then in place. In May 1994, the Company filed a shelf registration for $500.0 of debt securities. During the second quarter, $208.0 of medium-term notes were issued under this registration. In connection with the acquisition of Kolynos, the Company borrowed approximately $1,100.0 from commercial banks in January 1995. As a result of the increase in debt to finance this acquisition, both Moody's and Standard and Poor's debt rating agencies reviewed and reaffirmed the Company's debt ratings.

During the third quarter of 1993, the Company participated in the formation of a business that purchases receivables, including Company receivables. Outside institutions invested $60.0 in this entity, in 1993 and an additional $15.2 in 1994. The Company consolidates this entity and the amounts invested by the outside institutions are classified as a minority interest. During the 1993 first quarter, the Company repaid outstanding debt totaling $85.7, which included $50.0 of 8.9% Swiss franc notes due in 1993. During the third quarter of 1993, the Company redeemed $79.0 of its 9.625% debentures due 2017.

During 1992, the Company increased the amount available under its shelf registration from $150.0 to $400.0. In the fourth quarter of 1993, $230.0 of medium-term notes were issued under this registration in addition to $169.2 issued in the fourth quarter of 1992. These notes are rated A1/A+ by Moody's and Standard & Poor's, respectively.

                                                  1994        1993        1992
Capital Expenditures
 Oral, Personal and Household Care .........     $343.1      $341.1      $292.3
 Specialty Marketing .......................       57.7        23.2        26.2
  Total Capital Expenditures ...............     $400.8      $364.3      $318.5
Depreciation and Amortization
 Oral, Personal and Household Care .........     $213.0      $188.7      $173.3
 Specialty Marketing .......................       22.1        20.9        19.2
  Total Depreciation and Amortization ......     $235.1      $209.6      $192.5

Certain amounts have been reclassified to conform to the current-year presentation.

Capital expenditures in 1994 were $400.8 (5.3% of sales) compared with $364.3 (5.1% of sales) in 1993 and $318.5 (4.5% of sales) in 1992. The increase in 1994 spending was focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. Capital expenditures for 1995 are expected to continue at the current rate of approximately 5% of sales.

Other investing activities in 1994, 1993 and 1992 included strategic acquisitions and equity investments worldwide. During 1994, the Company acquired the Cibaca toothbrush and toothpaste business in India, the NSOA laundry soap business in Senegal and several other regional brands across the Oral, Personal and Household Care segment. In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson Wax in Europe, the South Pacific and other international locations. Also in 1993, the Company acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1994 and 1993 acquisitions was $149.8 and $222.5, respectively.

Acquisitions totaled $718.4 in 1992 and included businesses in the personal care, household care, fabric care, and oral care categories, the most significant being the Mennen Company acquired for an aggregate purchase price of approximately $670.0. The purchase price was paid with 11.6 million unregistered shares of the Company's common stock and $127.0 in cash. Goodwill and other intangible assets increased as a result of these acquisitions.

During 1994, the Company repurchased common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for the year approximated 6.9 million shares with a total purchase price of $411.1. During 1993, 12.6 million shares were acquired with a total purchase price of $698.1.

The ratio of debt to total capitalization (defined as the ratio of debt to debt plus equity) increased to 52% during 1994 from 48% in 1993 and 30% in 1992. As a result of the Kolynos acquisition in January 1995, the proforma ratio of debt to total capitalization increased to 63%. The lower ratio of debt to total capitalization in 1992 reflects the issuance of shares in connection with the acquisition of The Mennen Company. The return on average shareholders' equity before accounting changes, increased to 31% in 1994 from 24% in 1993.

Dividend payments were $255.6 in 1994 ($246.9 aftertax), up from $240.8 ($231.4 aftertax) in 1993, reflecting a 14% increase in the common dividend effective in the third quarter of 1994 partially offset by fewer shares outstanding. Common dividend payments increased to $1.54 per share in 1994 from $1.34 per share in 1993. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share. The increase in dividend payments in 1993 over 1992 reflects a 16% increase in the common dividend effective in the third quarter of 1993.

The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to moderate rather than attempt to eliminate fluctuations in interest rate and foreign currency movements. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives.

The Company primarily uses interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt in order to manage interest rate exposures in a manner consistent with achieving a targeted fixed to variable interest rate ratio. Those interest rate instruments that do not qualify as hedge instruments for accounting purposes are marked to market and carried on the balance sheet at fair value. As of December 31, 1994 and 1993, the Company had agreements outstanding with an aggregate notional amount of $222.0 and $347.0, respectively, with maturities through 2001.

The Company uses forward exchange contracts principally to hedge foreign currency exposures associated with its net investment in foreign operations and intercompany loans. This hedging minimizes the impact of foreign exchange rate movements on the Company's financial position. The terms of these contracts are rarely longer than three years.

As of December 31, 1994 and 1993, the Company had approximately $390.7 and $439.0, respectively, of outstanding foreign exchange contracts in which foreign currencies were purchased, and approximately $6.9 in which foreign currencies were sold as of December 31, 1994. At December 31, 1994 and 1993, approximately 20% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 60% hedged intercompany loans, 10% hedged third-party firm commitments, and the remaining 10% hedged certain transactions that are anticipated to settle in accordance with their identified terms. The Company makes net settlements for foreign exchange contracts at maturity, based on rates agreed to at inception of the contracts.

Gains and losses from contracts that hedge the Company's investments in its foreign subsidiaries are shown in the cumulative translation adjustment account included in shareholder's equity. Gains and losses from contracts that hedge firm commitments (including intercompany loans) are recorded in the balance sheets as a component of the related receivable or payable.

The contracts that hedge anticipated sales and purchases do not qualify as hedges for accounting purposes. Accordingly, the related gains and losses are calculated using the current forward foreign exchange rates and are recorded in the statements of income as other expense, net.

Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions, including the acquisition of Kolynos discussed previously, require external financing.

The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to and the impact of environmental matters. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

Outlook
Looking forward into 1995, the Company is well positioned for strong growth in developing markets, particularly South America as a result of the Kolynos acquisition in early 1995. Economic uncertainty in Mexico could impact overall results from that country, as previously anticipated growth will be tempered in at least the near term until the peso currency is stabilized. Several new products including Palmolive Dishwashing Liquid and Antibacterial Hand Soap, Irish Spring Waterfall Clean soap and Murphy's Kitchen Care cleaning products were introduced into the North American market in late 1994. Growth is also anticipated due to new product introductions in Colgate-International operations and in Hill's. Overall, the global economic situation for 1995 is not expected to be materially different from that experienced in 1994, and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects which will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the "Index to Financial Statements" which is located on page 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the capiton "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
The information set forth in the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a) Security ownership of management set forth in the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information set forth in the Proxy Statement for the 1995 Annual Meeting is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    See the "Index to Financial Statements" which is located on page 14 of this report.

(b) Exhibits. See the exhibit index which begins on page 38.

(c) Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COLGATE-PALMOLIVE COMPANY
                                  (Registrant)

Date March 23, 1995

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

(a) Principal Executive Officer

                                /s/ Reuben Mark
                                  Reuben Mark
                             Chairman of the Board
                          and Chief Executive Officer

Date March 23, 1995

(b) Principal Financial Officer

                               /s/Robert M. Agate
                               Robert M. Agate
                       Senior Executive Vice President
                         and Chief Financial Officer

Date March 23, 1995

(c) Principal Accounting Officer

                             /s/ Stephen C. Patrick
                               Stephen C. Patrick
                                 Vice President
                              Corporate Controller

Date March 23, 1995

(d) Directors:

    Vernon R. Alden, Jill K. Conway,
    Ronald E. Ferguson, Ellen M. Hancock,
    David W. Johnson, John P. Kendall,
    Delano E. Lewis, Reuben Mark,
    Howard B. Wentz, Jr.

Date March 23, 1995

                             By /s/Andrew D. Hendry
                               Andrew D. Hendry
                             as Attorney-in-Fact

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      For The Year Ended December 31, 1994




























                           COLGATE-PALMOLIVE COMPANY
                            NEW YORK, NEW YORK 10022

                           COLGATE-PALMOLIVE COMPANY
                         Index to Financial Statements

                                                                                            Page
Financial Statements
Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992 ...   15
Consolidated Balance Sheets at December 31, 1994 and 1993 ................................   16
Consolidated Statements of Retained Earnings and Changes in Capital Accounts for the years
  ended December 31, 1994, 1993 and 1992 .................................................   17
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992   18
Notes to Consolidated Financial Statements ...............................................   19-31
Financial Statement Schedules for the years ended December 31, 1994, 1993 and 1992:
 II Valuation and Qualifying Accounts ....................................................   32-34
Report of Independent Public Accountants .................................................   35
Selected Financial Data
Historical Financial Summary .............................................................   36

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

Consolidated Statements of Income

Dollars in Millions Except Per Share Amounts

                                                                                            1994            1993             1992
Net sales .........................................................................       $7,587.9        $7,141.3         $7,007.2
Cost of sales .....................................................................        3,913.3         3,729.9          3,708.4
  Gross profit ....................................................................        3,674.6         3,411.4          3,298.8
Selling, general and administrative expenses ......................................        2,625.2         2,457.1          2,500.2
Other expense, net ................................................................           82.8            71.3             20.7
Interest expense, net of interest income of $34.2, $22.7, and $28.1,
  respectively ....................................................................           86.7            46.8             50.0
Income before income taxes ........................................................          879.9           836.2            727.9
Provision for income taxes ........................................................          299.7           288.1            250.9
Income before changes in accounting ...............................................          580.2           548.1            477.0
Cumulative effect on prior years of accounting changes ............................            --           (358.2)             --
  Net income ......................................................................       $  580.2        $  189.9         $  477.0
Earnings per common share, primary:
 Income before changes in accounting ..............................................       $   3.82        $   3.38         $   2.92
 Cumulative effect on prior years of accounting changes ...........................            --            (2.30)             --
  Net income per share ............................................................       $   3.82        $   1.08         $   2.92
Earnings per common share, assuming full dilution:
 Income before changes in accounting ..............................................       $   3.56        $   3.15         $   2.74
 Cumulative effect on prior years of accounting changes ...........................            --            (2.10)             --
  Net income per share ............................................................       $   3.56        $   1.05         $   2.74

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

Dollars in Millions Except Per Share Amounts

                                                                            1994           1993
Assets
Current Assets
 Cash and cash equivalents ............................................  $   169.9    $   144.1
 Marketable securities ................................................       47.6         67.1
 Receivables (less allowances, of $23.1 and $24.9, respectively) ......    1,049.6        988.3
 Inventories ..........................................................      713.9        678.0
 Other current assets .................................................      196.7        192.9
  Total current assets ................................................    2,177.7      2,070.4
Property, plant and equipment, net ....................................    1,988.1      1,766.3
Goodwill and other intangibles, net ...................................    1,671.8      1,589.0
Other assets ..........................................................      304.8        335.5
                                                                         $ 6,142.4    $ 5,761.2
Liabilities and Shareholders' Equity
Current Liabilities
 Notes and loans payable ..............................................  $   181.9    $   169.4
 Current portion of long-term debt ....................................       26.0         15.5
 Accounts payable .....................................................      694.9        599.3
 Accrued income taxes .................................................       85.1         59.4
 Other accruals .......................................................      541.3        550.4
  Total current liabilities ...........................................    1,529.2      1,394.0
Long-term debt ........................................................    1,751.5      1,532.4
Deferred income taxes .................................................      295.4        266.2
Other liabilities .....................................................      743.4        693.6
Shareholders' Equity
 Preferred stock ......................................................      408.4        414.3
 Common stock, $1 par value (500,000,000 shares authorized, 183,213,295
   shares issued) .....................................................      183.2        183.2
 Additional paid-in capital ...........................................    1,020.4      1,000.9
 Retained earnings ....................................................    2,496.7      2,163.4
 Cumulative translation adjustments ...................................     (439.3)      (372.9)
                                                                           3,669.4      3,388.9
 Unearned compensation ................................................     (384.1)      (389.9)
 Treasury stock, at cost ..............................................   (1,462.4)    (1,124.0)
  Total shareholders' equity ..........................................    1,822.9      1,875.0
                                                                         $ 6,142.4    $ 5,761.2

See Notes to Consolidated Financial Statements.

Consolidated Statements of Retained Earnings

Dollars in Millions

                                                                1994       1993       1992
Balance, January 1 .........................................  $2,163.4   $2,204.9   $1,928.6
Add:
 Net income ................................................     580.2      189.9      477.0
                                                               2,743.6    2,394.8    2,405.6
Deduct:
 Dividends declared:
  Series B Convertible Preference Stock, net of income taxes      21.1       21.1       20.2
  Preferred stock ..........................................        .5         .5         .5
  Common stock .............................................     225.3      209.8      180.0
                                                                 246.9      231.4      200.7
Balance, December 31 .......................................  $2,496.7   $2,163.4   $2,204.9

Consolidated Statements of Changes in Capital Accounts

Dollars in Millions

                                                                                           Additional
                                                                       Common Stock         Paid-In               Treasury Stock
                                                                  Shares         Amount     Capital         Shares          Amount
Balance, January 1, 1992 ................................      147,343,336      $ 171.5    $  411.4        24,215,296     $  447.7
Shares issued in connection with acquisition ............       11,648,693         11.7       532.4              --            --
   Shares issued for stock options ......................        2,441,044         --           9.5        (2,441,044)       (46.6)
   Treasury stock acquired ..............................         (976,983)        --           --            976,983         54.0
   Other ................................................         (215,686)        --          32.0           221,656         12.2
Balance, December 31, 1992 ..............................      160,240,404        183.2       985.3        22,972,891        467.3
   Shares issued for stock options ......................        1,408,105         --           9.6        (1,408,105)       (34.7)
   Treasury stock acquired ..............................      (12,610,423)        --           --         12,610,423        698.1
   Other ................................................          218,517         --           6.0          (218,517)        (6.7)
Balance, December 31, 1993 ..............................      149,256,603        183.2     1,000.9        33,956,692      1,124.0
   Shares issued for stock options ......................        1,803,574         --           1.6        (1,803,574)       (63.4)
   Treasury stock acquired ..............................       (6,923,325)        --           --          6,923,325        411.1
   Other ................................................          267,385         --          17.9          (267,385)        (9.3)
Balance, December 31, 1994 ..............................      144,404,237      $ 183.2    $1,020.4        38,809,058     $1,462.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Dollars in Millions

                                                                                         1994             1993             1992
Operating Activities
 Net Income .....................................................................        $ 580.2          $ 189.9          $ 477.0
 Adjustments to reconcile net income to net cash
   provided by operations:
   Cumulative effect on prior years of accounting changes .......................            --             358.2              --
   Restructured operations, net .................................................          (39.1)           (77.0)           (92.0)
   Depreciation and amortization ................................................          235.1            209.6            192.5
   Deferred income taxes and other, net .........................................           64.7             53.6            (25.8)
   Cash effects of changes in:
    Receivables .................................................................          (50.1)          (103.6)           (38.0)
    Inventories .................................................................          (44.5)            31.7             28.4
    Other current assets ........................................................           (7.8)            (4.6)            10.6
    Payables and accruals .......................................................           90.9             52.6            (10.0)
     Net cash provided by operations ............................................          829.4            710.4            542.7
Investing Activities
 Capital expenditures ...........................................................         (400.8)          (364.3)          (318.5)
 Payment for acquisitions, net of cash acquired .................................         (146.4)          (171.2)          (170.1)
 Sale of marketable securities and other investments ............................           58.4             33.8             79.9
 Investments in less-than-majority-owned companies and other ....................           (1.9)           (12.5)            (6.6)
 Other, net .....................................................................           33.0             61.7             17.4
     Net cash used for investing activities .....................................         (457.7)          (452.5)          (397.9)
Financing Activities
 Principal payments on debt .....................................................          (88.3)          (200.8)          (250.1)
 Proceeds from issuance of debt, net ............................................          316.4            782.1            262.6
 Proceeds from outside investors ................................................           15.2             60.0              --
 Dividends paid .................................................................         (246.9)          (231.4)          (200.7)
 Purchase of common stock .......................................................         (357.9)          (657.2)           (20.5)
 Proceeds from exercise of stock options and other, net .........................           18.5             21.8             22.6
     Net cash used for financing activities .....................................         (343.0)          (225.5)          (186.1)
Effect of exchange rate changes on cash and cash equivalents ....................           (2.9)            (6.2)            (9.3)
Net increase (decrease) in cash and cash equivalents ............................           25.8             26.2            (50.6)
Cash and cash equivalents at beginning of year ..................................          144.1            117.9            168.5
Cash and cash equivalents at end of year ........................................        $ 169.9          $ 144.1          $ 117.9
Supplemental Cash Flow Information:
Income taxes paid ...............................................................        $ 261.1          $ 216.4          $ 178.1
Interest paid ...................................................................        $  96.9          $  59.1          $  68.7
Non-cash consideration in payment for acquisitions ..............................        $   8.0          $  36.3          $ 859.8
ESOP debt, guaranteed by the Company ............................................        $  (4.0)         $  (3.4)         $  (3.0)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Dollars in Millions Except Per Share Amounts

1. Summary of Significant Accounting Policies

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in companies in which the Company's interest is between 20% and 50% are accounted for using the equity method. The Company's share of the net income from such investments is recorded as equity earnings and is classified as other expense, net in the Consolidated Statements of Income.

Revenue Recognition
Sales are recorded at the time products are shipped to trade customers. Net sales reflect units shipped at selling list prices reduced by trade promotion allowances.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents for purposes of the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Investments in short-term securities that do not meet the definition of cash equivalents are classified as marketable securities in the Consolidated Balance Sheets. Marketable securities are reported at cost, which equals market.

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

Goodwill and Other Intangibles
Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current or forecasted profitability of a related acquired business. For the three-year period ended December 31, 1994, there were no adjustments to the carrying values of intangible assets resulting from these evaluations.

Income Taxes
For 1994 and 1993, deferred taxes are recognized for the expected future tax consequences of temporary differences between the amounts carried for financial reporting and tax purposes. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

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

Geographic Areas and Industry Segments
The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in Item 7 of this report, is an integral part of these financial statements.

2. Acquisitions
During 1994, the Company acquired the Cibaca toothpaste and toothbrush business in India, the NSOA laundry soap business in Senegal, Nevex non-chlorine bleach in Venezuela, and Na Pancha laundry soap in Peru as well as several other regional brands in the Oral, Personal and Household Care segment. The aggregate purchase price of all 1994 acquisitions was $149.8.

In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson Wax in Europe, the South Pacific and other international locations. During that year, the Company also acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1993 acquisitions was $222.5.

In March 1992, the Company acquired The Mennen Company ("Mennen") for an aggregate purchase price of $670.0, paid with 11.6 million unregistered shares of the Company's common stock and $127.0 in cash. The acquisition included Mennen's personal care products business as well as non-core businesses that were sold in August 1992. The results of operations of Mennen have been included in the Consolidated Financial Statements since March 27, 1992.

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

3. Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

                                                                                                  1994         1993
ESOP serial notes, guaranteed by the Company, due from 2001 through 2009 at
  interest rates ranging from 8.2% to 8.9% ..................................................... $  394.6     $  398.6
Medium-term notes due from 1995 through 2003 at interest rates ranging from
  5.5% to 7.2% .................................................................................    397.5        397.2
Medium-term notes due from 1997 through 2004 at interest rates ranging from
  6.7% to 7.6% .................................................................................    207.1          --
Commercial paper at interest rates ranging from 5.57% to 6.12% .................................    609.8        586.1
9.98% debentures due 2017 ......................................................................      --          32.0
12.43% Canadian dollar notes due 2030 ..........................................................     57.9         67.6
7.25% term loan due 1999 .......................................................................     50.0          --
Other ..........................................................................................     60.6         66.4
                                                                                                  1,777.5      1,547.9
Less: current portion of long-term debt ........................................................     26.0         15.5
                                                                                                 $1,751.5     $1,532.4

Other debt consists of capitalized leases and individual fixed and floating rate issues of less than $30.0 with various maturities. Scheduled maturities of debt outstanding at December 31, 1994, exclusive of capitalized lease obligations, are as follows: 1995-$23.4; 1996-$34.0; 1997-$104.4; 1998-$58.1, and 1999-$158.0. Commercial paper is classified as long-term debt in accordance with the Company's intent and ability to refinance such obligations on a long-term basis.

At December 31, 1994, the Company had unused credit facilities amounting to $1,439.8. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings as of December 31, 1994 and 1993 was 7.9% and 6.6%, respectively.

4. Leases
At December 31, 1994, future minimum rental payments under capital and operating leases were as follows:

                                                   Capital      Operating
Year Ending December 31,
1995                                                 $3.0         $ 63.2
1996                                                  2.8           52.9
1997                                                  1.7           40.1
1998                                                   .9           34.5
1999                                                   .4           31.8
Later years                                            .7           56.5
Total minimum lease payments                          9.5          279.0
Less: minimum sublease rental income                   --           24.7
Net minimum lease payments                            9.5         $254.3
Less: interest and executory costs                    1.2
Present value of net minimum lease payments          $8.3

Rent expense for all operating leases totaled $83.4 in 1994, $91.5 in 1993 and $80.3 in 1992.

5. Capital Stock and Stock Option Plans

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

Preference Stock
In 1988, the Company's Certificate of Incorporation was amended to authorize the issuance of a new class of preferred stock consisting of 50,000,000 shares of Preference Stock, without par value. The Preference Stock, which is convertible into two shares of common stock, ranks junior to all series of the Preferred Stock with respect to the payment of dividends and the distribution of assets of the Company. At December 31, 1994 and 1993, 6,091,375 and 6,181,480 shares of Preference Stock, respectively, were outstanding and issued to the Company's ESOP.

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

The Board of Directors is also authorized to reduce the 20% and 30% thresholds referred to above to not less than 15%. The new Rights will expire on October 24, 1998. There were 144,404,237 Preference Share Purchase Rights outstanding at December 31, 1994 and 149,256,603 at December 31, 1993.

At December 31, 1994 and 1993, 596,478 and 507,855 shares, respectively, were held for distribution under the Executive Incentive Compensation Plan, which provides for cash and common stock awards for officers and other executives of the Company and its major subsidiaries. The cost of these shares totaled $29.8 at December 31, 1994 and $22.7 at December 31, 1993.

Stock Option Plans
The Company's 1987 Stock Option Plan provides for the issuance of non-qualified stock options to officers and key employees. The non-qualified stock options permit optionees to acquire common stock of the Company upon payments of cash or stock.

Options are granted at prices not less than the fair market value on the date of grant. At December 31, 1994, 4,287,890 shares were available for future grants. The Company's 1977 Stock Option Plan terminated during 1987, except as to options granted.

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

Stock option plan activity is summarized below:

                                                     1994              1993
Options outstanding, January 1 .............        9,626,394         8,204,191
Granted ....................................        2,528,109         2,925,639
Exercised ..................................       (1,803,574)       (1,408,105)
Canceled or expired ........................          (89,521)          (95,331)
Options outstanding, December 31 ...........       10,261,408         9,626,394
Options exercisable at December 31 .........        6,402,658         5,381,106
Option price range at exercise ............. $11.88 to $57.94  $10.03 to $56.31
Option price range at December 31 .......... $13.28 to $99.79  $11.88 to $99.79

6. Employee Stock Ownership Plan
In 1989, the Company expanded its employee stock ownership plan (ESOP) through the introduction of a leveraged ESOP covering employees who have met certain eligibility requirements. The ESOP issued $410.0 of long- term notes due through 2009 bearing an average interest rate of 8.6%. The long-term notes, which are guaranteed by the Company, are recorded on the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semi-annual dividends equal to the higher of $2.44 or the current dividend paid on two common shares for the comparable six-month period. Each share may be converted by the Trustee into two shares of common stock.

Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1994, 1,017,757 shares were allocated to participant accounts.

Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings.

Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $8.0 in 1994, $7.9 in 1993 and $8.1 in 1992. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

Interest incurred on the ESOP's notes amounted to $34.2 in 1994, $34.5 in 1993 and $35.1 in 1992. The Company paid dividends on the stock held by the ESOP of $32.3 in 1994, $32.7 in 1993 and $32.8 in 1992. Company contributions to the ESOP were $5.7 in 1994 and 1993, and $5.6 in 1992.

7. Retirement Plans and Other Postretirement Benefits

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

Net periodic pension expense of the plans includes the following components:

                                                                       1994                    1993                    1992
                                                                  U.S.     Overseas       U.S.     Overseas      U.S.       Overseas
Service cost--benefits earned during the period .............    $ 23.1      $17.9      $ 18.7      $ 12.3      $ 17.9      $ 12.4
Interest cost on projected benefit obligation ...............      63.1       15.3        64.2        15.4        62.0        16.7
Actual return on plan assets ................................      (3.1)      (2.2)      (95.2)      (15.2)      (87.6)      (12.0)
Net amortization and deferral ...............................     (69.1)      (7.0)       19.5         7.1         9.6         2.7
Net pension expense .........................................    $ 14.0      $24.0      $  7.2      $ 19.6      $  1.9      $ 19.8

The following table sets forth the funded status of the plans at December 31:

                                                                                          1994                         1993
                                                                                   U.S         Overseas       U.S.          Overseas
Plan assets at fair value ...................................................     $739.2       $ 137.3       $ 809.2       $ 126.6
Actuarial present value of benefit obligations:
 Vested obligation ..........................................................      676.6         189.4         744.6         170.1
 Nonvested obligation .......................................................       52.0          21.5          54.5          19.0
Accumulated benefit obligation ..............................................      728.6         210.9         799.1         189.1
Additional benefits related to assumed future
  compensation levels .......................................................       43.6          30.4         112.8          38.5
Projected benefit obligation ................................................      772.2         241.3         911.9         227.6
Plan assets (less than) projected benefit obligation ........................      (33.0)       (104.0)       (102.7)       (101.0)
Deferral of net actuarial changes and other, net ............................       96.7          (3.3)        182.2          11.6
Unrecognized prior service cost .............................................       21.9           3.3          26.8           2.0
Unrecognized transition asset ...............................................      (36.2)         (4.3)        (45.6)         (4.9)
Additional liability ........................................................         --           (.7)         (6.2)         (1.2)
Prepaid (accrued) pension cost recognized in the
  Consolidated Balance Sheets ...............................................     $ 49.4       $(109.0)      $  54.5       $ (93.5)

The actuarial assumptions used to determine the projected benefit obligations of the plans were as follows:

                                                                         Overseas
                                         U.S.                       (weighted average)
                              1994       1993       1992        1994        1993        1992
Settlement rates .....        8.75%      7.25%      8.25%       8.38%       7.83%       9.13%
Long-term rates of
  compensation
  increase ...........        5.75%      5.75%      6.00%       5.53%       5.30%       6.45%
Long-term rates of
  return on plan
  assets .............        9.25%      9.25%      9.75%      10.88%      10.32%      11.10%

When remeasuring the pension obligation, the Company reassesses each actuarial assumption. In accordance with generally accepted accounting principles, the settlement rate assumption is pegged to long-term bond rates to reflect the cost to satisfy the pension obligation currently, and the other assumptions reflect the long-term outlook of rates of compensation increases and return on assets.

Other Postretirement and Postemployment Benefits
The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans.

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

The cumulative effect on prior years of adopting SFAS 106 and 112 as of January 1, 1993 resulted in a pretax charge during 1993 of $195.7 ($129.2 aftertax or $.83 per share), of which $189.5 related to SFAS 106 and $6.2 related to SFAS 112. This non-cash charge represented the accumulated benefit obligation net of related accruals previously recorded by the Company as of January 1, 1993.

Postretirement benefits expense included the following components:

                                                               1994       1993
Service cost-benefits earned during the period ...........    $ 2.2      $ 3.7
Annual ESOP allocation ...................................     (5.7)      (6.2)
Interest cost on accumulated postretirement benefit
  obligation .............................................     14.2       16.4
Amortization of unrecognized net (gain) ..................      (.1)        --
  Net postretirement expense .............................    $10.6      $13.9

The cash cost to the Company for postretirement benefits in 1992, excluding acquisitions, approximated $11.2.

The actuarial present value of postretirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets was comprised of the following components, at December 31:

                                                              1994        1993
Retirees ...............................................     $144.9      $155.2
Active participants eligible for retirement ............        2.9        11.3
Other active participants ..............................       17.0        25.1
Accumulated postretirement benefit obligation ..........      164.8       191.6
Unrecognized net gain ..................................       38.5        14.2
Accrued postretirement benefit liability ...............     $203.3      $205.8

The principal actuarial assumptions used in the measurement of the accumulated benefit obligation were as follows:

                                                            1994         1993
Discount rate ........................................      8.75%        7.25%
Current medical cost trend rate ......................     10.00%       10.00%
Ultimate medical cost trend rate .....................      6.25%        5.00%
Medical cost trend rate decreases ratably to
  ultimate in year ...................................      2001         2001
ESOP growth rate .....................................     10.00%       10.00%

When remeasuring the accumulated benefit obligation, the Company reassesses each actuarial assumption.

The cost of these postretirement medical benefits is dependent upon a number of factors, the most significant of which is the rate at which medical costs increase in the future. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $17.3; annual expense would not be materially affected.

8. Income Taxes
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The one-time non-cash charge for the recalculation of income taxes was $229.0 ($1.47 per share), which was recorded in the 1993 Statement of Income, primarily as a result of the 1992 acquisition of Mennen.

The provision for income taxes on income before changes in accounting consists of the following for the years ended December 31:

                                           1994            1993            1992
United States ..................         $ 43.3          $ 75.9          $ 70.3
Overseas .......................          256.4           212.2           180.6
                                         $299.7          $288.1          $250.9

Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable (lower) higher than the total provision for income taxes as follows:

                                                  1994        1993        1992
Excess of tax over book depreciation .......    $(32.8)     $(18.7)     $(18.0)
Net restructuring (spending) accrual .......     (19.0)      (24.2)      (22.0)
Other, net .................................       5.6       (13.8)       (9.4)
                                                $(46.2)     $(56.7)     $(49.4)

The components of income before income taxes are as follows for the three years ended December 31:

                                          1994            1993            1992
United States ..................         $181.8          $256.9          $247.6
Overseas .......................          698.1           579.3           480.3
                                         $879.9          $836.2          $727.9

The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

% of Income Before Tax                                1994       1993       1992
Tax at U.S. statutory rate ........................  35.0%      35.0%      34.0%
State income taxes, net of federal benefit ........    .6         .7        1.0
Earnings taxed at other than U.S. statutory rate ..   (.3)       (.2)        .3
Other, net ........................................  (1.2)      (1.0)       (.8)
Effective tax rate ................................  34.1%      34.5%      34.5%

In addition, tax benefits of $16.0 in 1994 and $15.8 in 1993 were recorded directly through equity.

The components of deferred taxes at December 31:

                                                                                    1994        1993
Deferred Taxes--Current:
 Accrued liabilities, not deductible until paid ..................................  $  68.6    $  74.9
 Other, net ......................................................................      8.1       16.2
  Total deferred taxes current ...................................................     76.7       91.1
Deferred Taxes--Long-term:
 Intangible assets, not amortized for tax purposes ...............................   (196.6)    (213.6)
 Property, plant and equipment, principally due to differences in depreciation ...   (208.0)    (165.7)
 Postretirement and postemployment benefits, past service cost ...................     71.1       73.5
 Restructuring ...................................................................     14.1       33.3
 Tax loss and tax credit carryforwards ...........................................     81.5       63.3
 Other, net ......................................................................    (25.1)     (28.7)
 Valuation allowance .............................................................    (32.4)     (28.3)
  Total deferred taxes long-term .................................................   (295.4)    (266.2)
   Net deferred taxes (liabilities) ..............................................  $(218.7)   $(175.1)

The major component of the 1994 and 1993 valuation allowance relates to the uncertainty of realizing certain foreign deferred tax assets.

9. Foreign Currency Translation
Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were as follows:

                                                   1994        1993        1992
Balance, January 1 .........................    $(372.9)    $(308.5)    $(216.9)
Effect of balance sheet translations .......      (66.4)      (64.4)      (91.6)
Balance, December 31 .......................    $(439.3)    $(372.9)    $(308.5)

Foreign currency charges, resulting from the translation of balance sheets of subsidiaries operating in highly inflationary environments and from foreign currency transactions, were not material in 1994, 1993 and 1992.

10. Earnings Per Share
Primary earnings per share are determined by dividing net income, after deducting preferred stock dividends net of related tax benefits ($21.6 net in 1994 and 1993, and $20.7 net in 1992), by the weighted average number of common shares outstanding (146.2 million in 1994, 155.9 million in 1993 and 156.5 million in 1992).

Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options, unless the effect of such conversion is antidilutive. This calculation also assumes, if applicable, reduction of available income by pro forma ESOP replacement funding, net of income taxes.

11. Other Income Statement Information
Other expense (income) consists of the following for the years ended December
31:

                                                 1994        1993         1992
Amortization of intangibles ..............     $ 56.3       $51.2       $ 47.7
Earnings from equity investments .........       (1.3)       (7.4)       (21.7)
Minority interest ........................       37.8        27.5          2.1
Other ....................................      (10.0)         --         (7.4)
                                               $ 82.8       $71.3       $ 20.7

The following is a comparative summary of certain expense information for the years ended December 31:

                                              1994          1993          1992
Interest incurred ....................       $130.6        $ 81.3        $ 86.5
Interest capitalized .................          9.7          11.8           8.4
Interest expense .....................       $120.9        $ 69.5        $ 78.1

Research and development .............       $147.1        $139.9        $125.8
Maintenance and repairs ..............       $110.1        $107.8        $108.2
Media advertising costs ..............       $543.2        $508.3        $516.6

12. Balance Sheet Information
Supplemental balance sheet information is as follows:

Inventories                                              1994             1993
Raw materials and supplies ...................          $280.3           $250.0
Work-in-process ..............................            38.4             28.7
Finished goods ...............................           395.2            399.3
                                                        $713.9           $678.0

Inventories valued under LIFO amounted to $163.6 at December 31, 1994 and $170.8 at December 31, 1993. The excess of current cost over LIFO cost at the end of each year was $39.6 and $23.1, respectively. In 1994 and 1993, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory quantities. The effect was to increase income by $2.8 and $1.7 in 1994 and 1993, respectively.

Property, Plant and Equipment, Net                         1994           1993
Land .............................................    $    94.9      $    82.6
Buildings ........................................        549.3          491.3
Machinery and equipment ..........................      2,459.2        2,246.3
                                                        3,103.4        2,820.2
Accumulated depreciation .........................     (1,115.3)      (1,053.9)
                                                      $ 1,988.1      $ 1,766.3

Goodwill and Other Intangible Assets, Net                  1994           1993
Goodwill and other intangibles ...................    $ 1,879.4      $ 1,740.2
Accumulated amortization .........................       (207.6)        (151.2)
                                                      $ 1,671.8      $ 1,589.0

Other Accruals                                             1994           1993
Accrued payroll and employee benefits ............    $   233.0      $   223.8
Accrued advertising ..............................        105.4          121.0
Accrued interest .................................         38.6           19.3
Accrued taxes, other than income taxes ...........         42.4           35.9
Other ............................................        121.9          150.4
                                                      $   541.3      $   550.4

Fair Value of Financial Instruments
In assessing the fair value of financial instruments at December 31, 1994 and 1993, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The estimated fair value of the Company's financial instruments at December 31, are summarized as follows:

                                                                               1994                                1993
                                                                  Carrying              Fair            Carrying            Fair
                                                                   Amount              Amount            Amount             Value
Assets:
 Cash and cash equivalents .................................       $   169.9         $   169.9         $   144.1         $   144.1
 Marketable securities .....................................            47.6              47.6              67.1              67.1
 Long-term investments .....................................            58.8              58.6              61.0              60.5
Liabilities:
 Notes and loans payable ...................................          (181.9)           (181.9)           (169.4)           (169.4)
 Long-term debt, including current portion .................        (1,777.5)         (1,760.1)         (1,547.9)         (1,689.7)
 Other liabilities:
  Foreign exchange contracts ...............................           (11.0)            (10.2)              6.7               4.7
  Interest rate instruments ................................           (14.2)            (10.8)              --                6.3
Equity:
 Foreign exchange contracts--
   hedge investment in subsidiaries ........................            (4.0)             (3.4)              1.0               1.7

Financial Instruments and Rate Risk Management
The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to moderate rather than attempt to eliminate fluctuations in interest rate and foreign currency movements. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives.

The Company primarily uses interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt in order to manage interest rate exposures in a manner consistent with achieving a targeted fixed to variable interest rate ratio. The net effective cash payment of these instruments combined with the related interest payments on the debt that they hedge are accounted for as interest expense. Those interest rate instruments that do not qualify as hedge instruments for accounting purposes are marked to market and carried on the balance sheet at fair value. As of December 31, 1994 and 1993, the Company had agreements outstanding with an aggregate notional amount of $222.0 and $347.0, respectively, with maturities through 2001.

The Company uses forward exchange contracts principally to hedge foreign currency exposures associated with its net investment in foreign operations and intercompany loans. This hedging minimizes the impact of foreign exchange rate movements on the Company's financial position. The terms of these contracts are rarely longer than three years.

As of December 31, 1994 and 1993, the Company had approximately $390.7 and $439.0, respectively, of outstanding foreign exchange contracts in which foreign currencies were purchased, and approximately $6.9 in which foreign currencies were sold as of December 31, 1994. At December 31, 1994 and 1993, approximately 20% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 60% hedged intercompany loans, 10% hedged third-party firm commitments, and the remaining 10% hedged certain transactions that are anticipated to settle in accordance with their identified terms. The Company makes net settlements for foreign exchange contracts at maturity, based on rates agreed to at inception of the contracts.

Gains and losses from contracts that hedge the Company's investments in its foreign subsidiaries are shown in the cumulative translation adjustments account included in shareholders' equity. Gains and losses from contracts that hedge firm commitments (including intercompany loans) are recorded in the balance sheets as a component of the related receivable or payable.

The contracts that hedge anticipated sales and purchases do not qualify as hedges for accounting purposes. Accordingly, the related gains and losses are calculated using the current forward foreign exchange rates and are recorded in the statements of income as other expense, net. These contracts mature in less than one year.

The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract only with counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1994 was not significant.

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of adoption had no impact on results of operations or cash flows and was not material to financial condition.

13. Commitments and Contingent Liabilities
The Company has various contractual commitments to purchase raw materials, products and services totaling $184.9 that expire through 1998.

The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

As discussed in Note 16, the acquisition of Kolynos is subject to review by antitrust regulatory authorities in Brazil and Colombia. While it is not yet possible to definitively determine whether or not approval will be obtained, management believes the acquisition, or some variation thereof, will eventually be approved.

14. Quarterly Financial Data (Unaudited)

Dollars in Millions Except Per Share Amounts

                                                           First      Second     Third      Fourth
                                                          Quarter     Quarter   Quarter    Quarter
1994
Net sales .............................................  $1,770.0    $1,891.1   $1,930.7   $1,996.1
Gross profit ..........................................     862.1       902.7      951.8      958.0
Net income ............................................     149.6       142.5      151.0      137.1
Earnings per common share:
 Primary ..............................................       .98         .93       1.00        .91
 Assuming full dilution ...............................       .91         .87        .93        .85

1993
Net sales .............................................  $1,702.7    $1,775.1   $1,823.1   $1,840.4
Gross profit ..........................................     814.8       851.2      870.1      875.3
Income before changes in accounting ...................     140.8       142.4      142.8      122.1
Net (loss) ((1)) income ...............................    (217.4)      142.4      142.8      122.1
Earnings per common share before changes in accounting:
 Primary ..............................................       .85         .86        .89        .78
 Assuming full dilution ...............................       .79         .81        .82        .73
(Loss) earnings per common share:((2))
 Primary ..............................................     (1.39)        .86        .89        .78
 Assuming full dilution ...............................     (1.25)        .81        .82        .73

(1) Reflects a first-quarter 1993 charge for changes in accounting for Other Postretirement Benefits, Postemployment Benefits and Income Taxes of $358.2.

(2) The sum of the quarterly earnings per share amounts in 1993 was not equal to the full year because the computations of the weighted average number of shares outstanding and the potential impact of dilutive securities for each quarter and for the full year were made independently.

15. Market and Dividend Information
The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the amount of dividends paid per share has increased for 32 consecutive years.

Market Price

                                                    Common Stock                                $4.25 Preferred Stock
                                         1994                     1993                      1994                     1993
Quarter Ended                       High        Low         High         Low          High         Low          High         Low
March 31 ...................      $ 65.38      $ 55.63      $ 67.25      $ 54.25      $ 76.00      $ 72.00      $ 75.50      $ 63.50
June 30 ....................        59.50        51.25        66.38        52.63        73.00        68.00        77.00        73.00
September 30 ...............        58.63        49.50        59.00        46.75        70.50        67.00        77.50        73.50
December 31 ................        64.75        57.00        62.75        52.50        68.50        62.50        76.50        72.00
Closing Price ..............             $ 63.38                    $ 62.38                  $ 64.00                    $ 73.50

Dividends Paid Per Share

Quarter Ended                                   1994                        1993                      1994                   1993
March 31 ...................                   $  .36                     $  .31                   $1.0625                   $1.0625
June 30 ....................                      .36                        .31                    1.0625                    1.0625
September 30 ...............                      .41                        .36                    1.0625                    1.0625
December 31 ................                      .41                        .36                    1.0625                    1.0625
  Total ....................                   $ 1.54                     $ 1.34                   $  4.25                    $ 4.25

16. Subsequent Event--Purchase of Kolynos Oral Care Business
On January 10, 1995, the Company acquired the worldwide Kolynos oral care business ("Kolynos") from American Home Products Corporation for $1,040.0 in cash. Kolynos is a multinational oral care business operating primarily in South America and having a presence in Greece, Taiwan and Hungary. The acquired assets of the Kolynos business, located principally in Argentina, Brazil, Colombia, Ecuador, Peru and Uruguay, include trademarks and other intellectual property, accounts receivable, inventories, and property, plant and equipment that is utilized in the production of toothpaste, toothbrushes, dental floss and oral rinses.

The transaction was structured as a multinational acquisition of assets and stock and will be accounted for under the purchase method of accounting, with the results of operations of Kolynos included with the results of the Company from January 10, 1995. The acquisition will be reviewed by antitrust regulatory authorities in Brazil and Colombia. The financing used to acquire the Kolynos business was provided by commercial banks.

The net book value of Kolynos's assets was approximately $50.0. The Company is currently evaluating the business in order to determine the fair value of assets acquired, including intangibles and goodwill.

The Company expects the acquisition to have a first-year (unaudited) dilutive effect of less than 5% on total Company earnings. Although the Company intends to operate Kolynos in Brazil as a separate operation, there are certain other benefits that are anticipated to be realized from the implementation of the Company's integration plans. The Company believes that future growth opportunities, as well as the benefits of such integration plans when fully implemented, will reduce and eventually more than offset any dilutive impact on earnings per share.

                           COLGATE-PALMOLIVE COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1994
                             (Dollars in Millions)

                          Column A                               Column B            Column C           Column D       Column E
                                                                                    Additions
                                                                Balance at    Charged to                                Balance
                                                                 Beginning     Costs and                                 at End
                         Description                             of Period     Expenses      Other     Deductions      of Period
                                                                                                          $5.6(1)
                                                                                                            .6(3)
Allowance for doubtful accounts ..............................    $ 24.9        $ 4.4         $ --        $6.2           $ 23.1

Accumulated amortization of goodwill and other intangibles ...    $151.2        $56.4         $ --        $--            $207.6

Valuation allowance for deferred tax assets ..................    $ 28.3        $ 4.1(2)      $ --        $--            $ 32.4

NOTES:

(1) Uncollectible accounts written off and cash discounts allowed.

(2) Allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.

(3) Other adjustments.

                           COLGATE-PALMOLIVE COMPANY
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     For the Year Ended December 31, 1993
                            (Dollars in Millions)

                         Column A                              Column B              Column C            Column D       Column E
                                                                                    Additions
                                                              Balance at     Charged to                                  Balance
                                                               Beginning     Costs and                                   at End
                        Description                            of Period      Expenses       Other      Deductions      of Period

                                                                                                           $ 1.2(1)
                                                                                                             9.1(2)
                                                                                                              .2(4)
Allowance for doubtful accounts ............................    $ 21.8         $13.6         $--           $10.5         $ 24.9

Accumulated amortization of goodwill and other intangibles .    $100.0         $51.2         $--           $--           $151.2

Valuation allowance for deferred tax assets ................    $ --           $22.0(3)      $6.3(3)       $--           $ 28.3

NOTES:

(1) Adjustments arising from translation of reserve balances at year-end exchange rates.

(2) Uncollectible accounts written off and cash discounts allowed.

(3) Allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future. The $22.0 charged to costs and expenses was included in the 1993 one-time charge for the adoption of SFAS 109, "Accounting for Income Taxes."

(4) Other adjustments.

                           COLGATE-PALMOLIVE COMPANY
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     For the Year Ended December 31, 1992
                            (Dollars in Millions)

                         Column A                              Column B              Column C             Column D       Column E

                                                                                    Additions
                                                               Balance at    Charged to                                    Balance
                                                               Beginning     Costs and                                     at End
                        Description                            of Period     Expenses        Other       Deductions      of Period
                                                                                                           $  2.0(2)
                                                                                                             10.6(3)
                                                                                                               .9(4)
Allowance for doubtful accounts ............................     $21.5         $12.3         $ 1.5(1)      $ 13.5         $ 21.8

Accumulated amortization of goodwill and other intangibles .     $53.3         $47.7         $(1.0)(4)     $--            $100.0

NOTES:

(1) Balances of acquired companies.

(2) Adjustments arising from translation of reserve balances at year-end exchange rates.

(3) Uncollectible accounts written off and cash discounts allowed.

(4) Other adjustments.

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the accompanying notes to the consolidated financial statements, in 1993, the Company adopted three new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            /s/ ARTHUR ANDERSEN LLP

New York, New York
February 1, 1995

                           COLGATE-PALMOLIVE COMPANY

                       Historical Financial Summary (1)

Dollars in Millions Except Per Share Amounts

                          1994         1993       1992      1991        1990     1989     1988        1987       1986      1985
Operations
Net sales .............. 7,587.9     7,141.3     7,007.2  6,060.3     5,691.3  5,038.8  4,734.3     4,365.7     3,768.7  3,488.5
Results of operations:
 Net income ............   580.2(2)    189.9(3)    477.0    124.9(4)    321.0    280.0    152.7(5)       .9(7)    114.8    122.5
 Per share, primary ....    3.82(2)     1.08(3)     2.92      .77(4)     2.28     1.98     1.11(5)      .01(7)      .81      .78
 Per share, assuming
  full dilution ........    3.56(2)     1.05(3)     2.74      .75(4)     2.12     1.90     1.10(5)      .01(7)      .81      .77
Depreciation and
  amortization expense .   235.1       209.6       192.5    146.2       126.2     97.0     82.0        70.1        60.3     49.7
Financial Position
Working capital ........   648.5       676.4       635.6    596.0       516.0    907.5    710.9       439.5       428.7    518.0
Ratio of current assets
  to current liabilities     1.4         1.5         1.5      1.5         1.4      1.9      1.7         1.3         1.4      1.5
Property, plant and
  equipment, net ....... 1,988.1     1,766.3     1,596.8  1,394.9     1,362.4  1,105.4  1,021.6     1,201.8     1,113.7    978.3
Capital expenditures ...   400.8       364.3       318.5    260.7       296.8    210.0    238.7       285.8       220.9    208.6
Total assets ........... 6,142.4     5,761.2     5,434.1  4,510.6     4,157.9  3,536.5  3,217.6     3,227.7     2,845.9  2,814.0
Long-term debt ......... 1,751.5     1,532.4       946.5    850.8     1,068.4  1,059.5    674.3       694.1       522.0    529.3
Shareholders' equity ... 1,822.9     1,875.0     2,619.8  1,866.3     1,363.6  1,123.2  1,150.6       941.1       979.9    907.0
Share and Other
Book value per common
  share ................   16.96       12.40       16.21    12.54       10.12     8.39     8.24        6.77        6.91     6.33
Cash dividends declared
  per common share .....    1.54        1.34        1.15     1.02         .90      .78      .55(6)     .695         .68      .66
Cash dividends paid per
  common share .........    1.54        1.34        1.15     1.02         .90      .78      .74        .695         .68      .65
Closing price ..........   63.38       62.38       55.75    48.88       36.88    31.75    23.50       19.63       20.44    16.38
Number of common shares
  outstanding (in
  millions) ............   144.4       149.3       160.2    147.3       133.2    132.2    138.1       137.2       140.1    141.3
Number of shareholders
  of record:
 $4.25 Preferred .......     400         450         470      460         500      500      550         600         600      700
 Common ................  44,100      40,300      36,800   34,100      32,000   32,400   33,200      33,900      35,900   39,600
Average number of
  employees ............  32,800      28,000      28,800   24,900      24,800   24,100   24,700      37,400      37,900   40,600

(1) All share and per share amounts have been restated to reflect the 1991 two-for-one stock split.
(2) Income in 1994 includes a one-time charge of $5.2 for the sale of non-core business, Princess House.
(3) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2 ($2.30 per share on a primary basis or $2.10 on a fully diluted basis).
(4) Income in 1991 includes a net provision for restructured operations of $243.0 ($1.80 per share on a primary basis or $1.75 per share on a fully diluted basis).
(5) Income in 1988 includes Hill's service agreement renegotiation net charge of $42.0 ($.30 per share on both a primary and fully diluted basis).
(6) Due to timing differences, 1988 includes three dividend declarations while all other years include four dividend declarations.
(7) Income in 1987 includes a net provision for restructured operations of $144.8 ($1.06 per share on a primary basis or $1.05 per share on a fully diluted basis).

                           COLGATE-PALMOLIVE COMPANY

                            EXHIBITS TO FORM 10-K
                         YEAR ENDED DECEMBER 31, 1994






                         Commission File No. 1-644-2

                           COLGATE-PALMOLIVE COMPANY

                               INDEX TO EXHIBITS

Exhibit No.                                                 Description                                                Page No.
3-A         Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-K dated October 17, 1991, File No. 1-644-2.)
3-B         By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to Amendment No. 1 to its
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 1-644-2.)
4-A         Rights agreement dated as of October 13, 1988 between registrant and Morgan Shareholder
            Services Trust Company. (Registrant hereby incorporates by reference Exhibit I to its Form
            8-A dated October 21, 1988, File No. 1-644-2.)
4-B         a) Other instruments defining the rights of security holders, including indentures.*
            b) Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June 1,
            1989. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Annual Report on
            Form 10-K for the year ended December 31, 1989, File No. 1-644-2.)
10-A        Colgate-Palmolive Company 1977 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-A to its Annual Report on Form 10-K for the year ended
            December 31, 1986, File No. 1-644-2.)
10-B        a) Colgate-Palmolive Company Executive Incentive Compensation Plan, as amended.                              40-44
            b) Colgate-Palmolive Company Executive Incentive Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)
10-C        a) Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan (Registrant hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)
            b) Colgate-Palmolive Company Supplemental Spouse's Benefit Trust. (Registrant hereby incorporates by reference Exhibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)
10-D        Lease dated August 15, 1978 between Harold Uris, d/b/a Uris Holding Company, and
            Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 2(b) to its
            Annual Report on Form 10-K for the year ended December 31, 1978, File No. 1-644-2.)
10-E        a) Colgate-Palmolive Company Executive Severance Plan. (Registrant hereby incorporates by reference Exhibit 10-E (a) to its Annual Report on Form 10-K for the year ended December 31,
            1989, File No. 1-644-2.)
            b) Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31,
            1987, File No. 1-644-2.)
10-F        Colgate-Palmolive Company Pension Plan for Outside Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Annual Report on Form 10-K for the year ended
            December 31, 1988, File No. 1-644-2.)
10-G        Colgate-Palmolive Company Stock Purchase Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-G to its Annual Report on Form 10-K for the year ended
            December 31, 1988, File No. 1-644-2.)
10-H        Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee
            Directors. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on
            Form 10-K for the year ended December 31, 1991, File No. 1-644-2.)
10-I        Career Achievement Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its
            Annual Report on Form 10-K for the year ended December 31, 1986, File No. 1-644-2.)


10-J        Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended
            December 31, 1992, File No. 1-644-2.)
10-K        Colgate-Palmolive Company Stock Compensation Plan for Non-Employee Directors, as amended.
            (Registrant hereby incorporates by reference Exhibit A to its Proxy Statement dated March
            30, 1990, File No. 1-644-2.)
10-L        Stock incentive agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and
            Chief Executive Officer, dated January 13, 1993, pursuant to the Colgate-Palmolive Company
            1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit
            10-N to its Annual Report on Form 10-K for the year ended December 31, 1993, File No.
            1-644-2.)
10-M        Purchase Agreement among American Home Products Corporation, Colgate-Palmolive Company and
            KAC Corp. dated as of January 9, 1995. (Registrant hereby incorporates by reference Exhibit
            2 to its Current Report on Form 8-K dated January 10, 1995, File No. 1-644-2.)
10-N        U.S, $500,000,000 Five Year Credit Agreement dated as of April 8, 1994. (Registrant hereby incorporates by reference Exhibit 10-O to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-644-2.)
10-O        U.S. $250,000,000 364 Day Credit Agreement dated as of April 8, 1994. (Registrant hereby incorporates by reference Exhibit 10-P to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-644-2.)
10-P        U.S. $400,000,000 Credit Agreement dated as of January 8, 1995.
10-Q        U.S. $770,000,000 Five Year Credit Agreement dated as of January 8, 1995.
10-R        U.S. $330,000,000 364 Day Credit Agreement dated as of January 8, 1995.
11          Statement re Computation of Earnings Per Common Share.                                                   45-46
12          Statement re Computation of Ratio of Earnings to Fixed Charges.                                          47
21          Subsidiaries of the Registrant.                                                                          48-49
23          Consent of Independent Public Accountants.                                                               50
24          Powers of Attorney.                                                                                      51-59
27          Financial Data Schedule.

* Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

The exhibits indicated above which are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company
Office of the Secretary (10-K Exhibits)
300 Park Avenue
New York, New York 10022-7499