Form 10-Q
period 1995-03-31
COLGATE PALMOLIVE CO
filed 1995-05-10
CIK 21665

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995.

                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------- to -----------------.

Commission File Number 1-644-2

                            COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-1815595
                --------                                ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 300 PARK AVENUE, NEW YORK, NEW YORK                                10022
- - - --------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                 (212) 310-2000
- - - --------------------------------------------------------------------------------
 (Registrant's telephone number, including area code)

                                   NO CHANGES
- - - --------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ----X---- No ---------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                  Shares Outstanding                 Date
        -----                  ------------------                ------
Common, $1.00 par value           144,934,022                April 30, 1995


Total number of sequentially numbered pages in this filing, including exhibits
thereto:    .

PART I.   FINANCIAL INFORMATION

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


- - - --------------------------------------------------------------------------------

                                           Three Months Ended
                                                 March 31,

                                             1995      1994
                                           -------    -------
Net sales                                 $1,980.3   $1,770.0
Cost of sales                              1,010.5      907.9
                                           --------   --------
Gross profit                                 969.8      862.1
                                           --------   --------

Selling, general and administrative
  expenses                                   685.2      611.3
Interest expense (net of interest income
  of $9.1 and $6.4, respectively)             43.8       20.6
                                           --------   --------
                                             729.0      631.9
                                           --------   --------

Income before income taxes                   240.8      230.2
Provision for income taxes                    84.3       80.6
                                           --------   --------

Net income                                $  156.5   $  149.6
                                           ========   ========
Earnings per common share:
  Primary:
    Net income per share                  $    1.05  $     .98
                                           ========   ========

  Assuming full dilution:
    Net income per share                  $     .97  $     .91
                                           ========   ========
 Dividends declared per common share*:    $     .82  $     .72
                                           ========   ========



*  Includes two dividend declarations in both periods.

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)


- - - --------------------------------------------------------------------------------

                                                      ASSETS

                                              March 31,  December 31,
                                                1995         1994
                                             ----------   ----------
Current Assets:
   Cash and cash equivalents                  $  171.5     $  169.9
   Marketable securities                          82.1         47.6
   Receivables (net of allowances of $32.4
      and $23.1)                               1,168.5      1,049.6
   Inventories                                   821.2        713.9
   Other current assets                          241.7        196.7
                                               --------     --------
                                               2,485.0      2,177.7
                                               --------     --------

Property, Plant and Equipment:
   Cost                                        3,372.7      3,103.4
   Less:  Accumulated depreciation             1,204.2      1,115.3
                                               --------     --------
                                               2,168.5      1,988.1
                                               --------     --------

Goodwill and other intangible
   assets (net of accumulated amortization
   of $228.3 and $207.6)                       2,677.5      1,671.8
Other assets                                     376.5        304.8
                                               --------     --------
                                              $7,707.5     $6,142.4
                                               ========     ========


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)

- - - --------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         March 31,    December 31,
                                           1995           1994
                                        ----------     ----------
Current Liabilities:
   Notes and loans payable              $   184.9      $   181.9
   Current portion of long-term debt         39.0           26.0
   Accounts payable                         720.4          694.9
   Accrued income taxes                     141.5           85.1
   Other accruals                           631.7          541.3
                                         ---------      ---------
                                          1,717.5        1,529.2
                                         ---------      ---------

Long-term debt                            3,026.0        1,751.5
Deferred income taxes                       294.6          295.4
Other liabilities                           785.5          743.4

Shareholders' Equity:
   Preferred stock                          406.8          408.4
   Common stock                             183.2          183.2
   Additional paid-in capital             1,020.2        1,020.4
   Retained earnings                      2,534.1        2,496.7
   Cumulative foreign currency
      translation adjustments              (426.7)        (439.3)
                                         ---------      ---------
                                          3,717.6        3,669.4

Unearned compensation                      (381.6)        (384.1)
Treasury stock, at cost                  (1,452.1)      (1,462.4)
                                         ---------      ---------
                                          1,883.9        1,822.9
                                         ---------      ---------
                                        $ 7,707.5      $ 6,142.4
                                         =========      =========



See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Millions)
                                   (Unaudited)

- - - --------------------------------------------------------------------------------
                                                 Three Months Ended
                                                      March 31,
                                                  1995         1994
                                                  ----         ----
Operating Activities:
- - - --------------------

Net cash provided by operating activities     $   138.1      $ 148.1
                                               ---------      -------

Investing Activities:
- - - --------------------

Capital expenditures                              (82.6)       (67.0)
Payments for acquisitions, net of cash
   acquired                                    (1,216.7)       (18.8)
Purchase of marketable securities, net            (34.5)       (19.3)
Other, net                                         (9.6)       (50.6)
                                               ---------      -------

   Net cash used for investing activities      (1,343.4)      (155.7)
                                               ---------      -------


Financing Activities:
- - - --------------------

Principal payments on debt                         (7.4)        (8.1)
Proceeds from issuance of debt, net             1,274.9        260.7
Dividends paid                                    (59.7)       (53.6)
Purchase of common stock                           (9.0)      (185.6)
Other, net                                          7.8         (1.3)
                                               ---------      -------

Net cash provided by financing activities       1,206.6         12.1
                                               ---------      -------

Effect of exchange rate changes on
   cash and cash equivalents                        0.3         (0.7)
                                               ---------      -------
Net increase in cash and cash equivalents           1.6          3.8
Cash and cash equivalents at beginning of
   period                                         169.9        144.1
                                               ---------      -------
Cash and cash equivalents at end of period    $   171.5      $ 147.9
                                               =========      =======


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Millions Except Per Share Amounts)

                                   (Unaudited)

- - - --------------------------------------------------------------------------------

1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1995 and 1994 may not be representative of results to be expected for a full year.

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

3.   Inventories by major classes were as follows:


                                      March 31,     December 31,
                                         1995            1994
                                      ---------      ----------
     Raw materials and supplies         $324.2          $280.3
     Work-in-process                      46.2            38.4
     Finished goods                      450.8           395.2
                                        ------          ------
                                        $821.2          $713.9
                                        ======          ======


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

5. On January 10, 1995, the Company acquired the worldwide Kolynos oral care business ("Kolynos") from American Home Products Corporation for $1,040.0 in cash. Kolynos is a multinational oral care business operating primarily in South America and having a presence in Greece, Taiwan and Hungary. The acquired assets of the Kolynos business, located principally in Argentina, Brazil, Colombia, Ecuador, Peru and Uruguay, include trademarks and other intellectual property, accounts receivable, inventories, and property, plant and equipment that is utilized in the production of toothpaste, toothbrushes, dental floss and oral rinses. The acquisition is currently being reviewed by antitrust regulatory authorities in Brazil.

     The transaction was structured as a multinational acquisition of assets and stock, financed with the proceeds of commercial bank borrowings, and was accounted for under the purchase method of accounting, with the results of operations of Kolynos included with the results of the Company from January 10, 1995. The net book value of Kolynos's assets was approximately $50.0. The purchase price was allocated to the acquired assets based upon preliminary determination of their respective fair values and is subject to adjustment. The cost in excess of the fair value of acquired assets is being amortized over 40 years.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in Millions Except Per Share Amounts)

                                   (Unaudited)

- - - --------------------------------------------------------------------------------

     The following unaudited pro forma summary combines the results of the operations of the Company and Kolynos as if the acquisition had occurred as of the beginning of 1994 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt incurred and the related income tax effects. The pro forma combined results of operations for the three months ended March 31, 1995 are not materially different from the actual results of operations as disclosed in the condensed consolidated statement of income.


               Summarized Pro Forma Combined Results of Operations

                                                     For the Three Months Ended
                                                           March 31, 1994
                                                           --------------

            Net Sales                                          $1,831.3

            Income before income taxes                            215.2

            Net Income                                            139.7

            Primary earnings per share                              .91

            Fully diluted earnings per share                        .85


     The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Company and Kolynos actually been combined during the periods presented or the future results of operations of the combined companies. Although the Company intends to operate Kolynos in Brazil as a separate operation, there are certain other benefits that are anticipated to be realized from the implementation of the Company's integration plans which are not included in the pro forma information. The Company believes that future growth opportunities, as well as the benefits of such integration plans when fully implemented, will reduce and eventually more than offset any dilutive impact on earnings per share.

6. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1994 for a complete set of financial notes including the Company's significant accounting policies.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)

- - - --------------------------------------------------------------------------------

Results of Operations
- - - ---------------------

Worldwide sales reached $1,980.3 in the first quarter of 1995, a 12% increase over the 1994 first quarter, reflecting overall unit volume gains of 8% including the January 1995 acquisition of the Kolynos worldwide oral care business. Sales and unit volume would have increased 10% and 6%, respectively, if Kolynos and non-core 1994 divestitures are excluded.

Sales in the Oral, Personal and Household Care segment were $1,819.8 up 15% from $1,579.4 in 1994 on volume growth of 12% including acquisitions. Sales increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales increased 19% to $388.7 on volume gains of 13%. Contributing to this region's growth were excellent results in Malaysia, China, Australia, India, Senegal and South Africa.

Colgate-Europe sales increased 15% to $514.4 from $447.7 on volume gains of 2% as well as benefits from stronger European currencies. The United Kingdom, Greece, France, Germany and Spain achieved positive volume gains while Italy and Portugal were affected by economic softness. Volume was strong in Central Europe, particularly in Poland and Russia.

Colgate-Latin America sales grew 22% to $494.5 on volume gains of 30%. Excluding the Kolynos acquisition sales increased 5% on 12% unit volume gains. Brazil, Venezuela and Argentina achieved healthy increases in sales and volume. In Mexico, unit volume growth and price increases partially offset the impact of the peso devaluation on dollar results.

Colgate-North America sales grew 6% to $422.2 on volume gains of 3%. New product introductions contributed to the best sales performance of the past eight quarters.

Sales in the Specialty Marketing segment declined 16% to $160.6 as a result of the second quarter 1994 sale of Princess House and VCA, two non-core businesses. Hill's Pet Nutrition experienced a 2% increase in sales as price increases offset a decrease in volume of 5%. The volume decline reflected the impact of Hill's program to take control of its own domestic distribution and resulting reduction of independent distributor inventory.

Gross profit margin improved to 49.0% from 48.7% in the first quarter of 1994. The improvement in gross profit reflects the Company's continuing strategy to shift product mix to higher margin oral and personal care product categories, reduce overhead and improve manufacturing efficiency. This increased profitability enabled the Company to reinvest in its existing businesses in the form of higher research and development and advertising during the 1995 first quarter as compared with the prior year.

Selling, general and administrative expenses in the 1995 first quarter approximated prior year first quarter results at 34.6% of sales. In absolute dollar terms, the higher levels of selling, general and administrative expenses reflected the increase in total advertising spending and additional goodwill amortization resulting from the January 1995 acquisition of Kolynos. Earnings before interest and taxes (EBIT) increased 13.5% to $284.6. EBIT as a percentage of sales increased to 14.4% from 14.2% in 1994.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)


- - - --------------------------------------------------------------------------------

Interest expense, net of interest income, was $43.8 in the 1995 first quarter as compared with $20.6 in 1994. This increase is primarily due to increased levels of debt incurred in connection with the January 1995 acquisition of Kolynos.

The effective tax rate was 35.0% in 1995 and in 1994. The 35.0% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1994 full year rate of 34.1%.

First quarter 1995 net income was $156.5 or $1.05 per share compared with $149.6 or $0.98 per share in the prior year. Net income increased 5% and earnings per share rose 7% on 2% fewer shares outstanding.

Liquidity and Capital Resources
- - - -------------------------------

Net cash provided by operations decreased to $138.1 in the 1995 first quarter compared with $148.1 in the prior year due mainly to higher working capital investments. At March 31, 1995, commercial paper outstanding was $1,894.7, which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis. Additionally, as a result of the increase in debt to finance the Kolynos acquisition, in the 1995 first quarter both Moody's and Standard and Poor's debt rating agencies reviewed and reaffirmed the Company's debt ratings.

Reference should be made to the 1994 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                            COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION


- - - --------------------------------------------------------------------------------

Item 1.     Legal Proceedings

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit 10.O. U.S. $900,000,000 Five Year Credit Agreement dated as of March 24, 1995.

                Exhibit 10.P. U.S. $1,000,000,000 - 364 Day Credit Agreement dated as of March 24, 1995.

                Exhibit 11.    Computation of Earnings per Common Share.

                Exhibit 12.    Ratio of Earnings to Fixed Charges.

                Exhibit 27.    Financial Data Schedule

            (b) Reports on Form 8-K.

            A report on Form 8-K dated January 10, 1995 was filed by the Company reporting the acquisition of the worldwide "Kolynos" oral care business from American Home Products Corporation, for U.S. $1.04 billion in cash.

            A report on Form 8-K/A (Amendment No.1) dated March 23, 1995 was filed by the Company amending the Company's Report on Form 8-K dated January 10, 1995 to include the Pro Forma Combined Statement of Income combining the consolidated statement of income of the Company for its year ended December 31, 1994 with that of Kolynos for its fiscal year ended November 30, 1994, as well as the Pro Forma Combined Balance Sheet at December 31, 1994, which combines the consolidated balance sheet of Colgate-Palmolive Company at December 31, 1994 with that of Kolynos at November 30, 1994.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 COLGATE-PALMOLIVE COMPANY
                                                 -------------------------
                                                       (Registrant)



                                               Principal Accounting Officer:


May 10, 1995                                 /s/     Stephen C. Patrick
                                             ----------------------------------
                                                     Stephen C. Patrick
                                                       Vice President
                                                    Corporate Controller