Form 10-Q
period 1995-06-30
COLGATE PALMOLIVE CO
filed 1995-08-14
CIK 21665

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995.
                                       0R

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                                  ----------------    -----------------
Commission File Number 1-644

                           COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)

                      DELAWARE                      13-1815595
 -------------------------------------    -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

       300 PARK AVENUE, NEW YORK, NEW YORK               10022
 ----------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

                              (212) 310-2000
 ----------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

                                   NO CHANGES
 ----------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --      --
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

          Class                      Shares Outstanding                Date
          -----                      ------------------                ----
Common, $1.00 par value                  145,424,948              July 31, 1995

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.       FINANCIAL INFORMATION
------        ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------
                                      Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                           --------                   --------
                                       1995         1994          1995        1994
                                       ----         ----          ----        ----
Net sales                              $2,090.7    $1,891.1    $4,071.0    $3,661.1
Cost of sales                           1,110.6       988.4     2,121.0     1,896.3
                                       --------    --------    --------    --------
Gross profit                              980.1       902.7     1,950.0     1,764.8
                                       --------    --------    --------    --------

Selling, general and administrative
    expenses                              714.5       671.1     1,399.7     1,282.4
Interest expense                           57.5        27.7       110.6        54.7
Interest income                            (8.8)      (11.9)      (17.9)      (18.3)
                                       --------    --------    --------    --------

Income before income taxes                216.9       215.8       457.6       446.0
Provision for income taxes                 73.7        73.3       157.9       153.9
                                       --------    --------    --------    --------

Net income                             $  143.2    $  142.5    $  299.7    $  292.1
                                       ========    ========    ========    ========

Earnings per common share:

     Primary                           $    .95    $    .93    $   2.00    $   1.91
                                       ========    ========    ========    ========

     Assuming full dilution            $    .88    $    .87    $   1.85    $   1.78
                                       ========    ========    ========    ========

Dividends declared per common share*   $   --      $   --      $    .82    $    .72
                                       ========    ========    ========    ========


* Includes two dividend declarations in the six month periods.

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)


--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                        June 30,    December 31,
                                                          1995          1994
                                                        ---------   ------------

Current Assets:
  Cash and cash equivalents                             $  165.4       $  169.9
  Marketable securities                                     61.1           47.6
  Receivables (net of allowances of
        $30.1 and $23.1)                                 1,212.1        1,049.6
  Inventories                                              858.8          713.9
  Other current assets                                     270.0          196.7
                                                        --------       --------
                                                         2,567.4        2,177.7
                                                        --------       --------

Property, Plant and Equipment:
     Cost                                                3,431.4        3,103.4
     Less:  Accumulated depreciation                     1,236.0        1,115.3
                                                        --------       --------
                                                         2,195.4        1,988.1
                                                        --------       --------

Goodwill and other intangible assets
  (net of accumulated amortization
  of $250.1 and $207.6)                                  2,677.4        1,671.8
Other assets                                               382.5          304.8
                                                        --------       --------
                                                        $7,822.7       $6,142.4
                                                        ========       ========









See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    June 30,        December 31,
                                                      1995             1994
                                                    ---------        -----------

Current Liabilities:
     Notes and loans payable                        $   320.6        $   181.9
     Current portion of long-term debt                   39.5             26.0
     Accounts payable                                   751.9            694.9
     Accrued income taxes                                94.2             85.1
     Other accruals                                     556.4            541.3
                                                    ---------        ---------
                                                      1,762.6          1,529.2

Long-term debt                                        2,965.1          1,751.5
Deferred income taxes                                   299.0            295.4
Other liabilities                                       810.0            743.4

Shareholders' Equity:
     Preferred Stock                                    405.3            408.4
     Common Stock                                       183.2            183.2
     Additional paid-in capital                       1,026.4          1,020.4
     Retained earnings                                2,667.3          2,496.7
     Cumulative foreign currency
        translation adjustments                        (465.9)          (439.3)
                                                    ---------        ---------
                                                      3,816.3          3,669.4

     Unearned compensation                             (381.2)          (384.1)
     Treasury stock, at cost                         (1,449.1)        (1,462.4)
                                                    ---------        ---------
                                                      1,986.0          1,822.9
                                                    ---------        ---------
                                                    $ 7,822.7        $ 6,142.4
                                                    =========        =========



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                             Six Months Ended
                                                             ----------------
                                                                  June 30,
                                                                  --------
                                                             1995        1994
                                                             ----        ----

Operating Activities:

Net cash provided by operating activities                 $   218.8    $ 271.0
                                                          ---------    -------

Investing Activities:

Capital expenditures                                         (187.7)    (155.2)
Payments for acquisitions, net of cash
  acquired                                                 (1,239.6)     (39.3)

Purchase of marketable securities, net                        (13.4)     (19.1)
Other, net                                                    (36.8)      10.6
                                                          ---------    -------
  Net cash used for investing activities                   (1,477.5)    (203.0)
                                                          ---------    -------

Financing Activities:

Repayment of debt                                              (7.7)     (39.1)
Proceeds from issuance of debt                              1,355.5      323.2
Repurchase of common stock                                     (8.6)    (226.5)
Dividends paid                                               (129.2)    (116.9)
Other, net                                                     43.7       (0.5)
                                                          ---------    -------
  Net cash provided by (used for) financing
    activities                                              1,253.7      (59.8)
                                                          ---------    -------

Effect of exchange rate changes on
    cash and cash equivalents                                   0.5        0.2
                                                          ---------    -------
Net (decrease) increase in cash and cash equivalents
                                                               (4.5)       8.4
Cash and cash equivalents at beginning of
  period                                                      169.9      144.1
                                                          ---------    -------
Cash and cash equivalents at end of
  period                                                  $   165.4    $ 152.5
                                                          =========    =======


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

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

3. Inventories by major classes were as follows:

                                                     June 30,     December 31,
                                                      1995           1994
                                                    ---------     -----------
   Raw material and supplies                          $344.0       $280.3
   Work-in-process                                      47.5         38.4
   Finished goods                                      467.3        395.2
                                                      ------       ------
                                                      $858.8       $713.9
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

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

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


              Summarized Pro Forma Combined Results of Operations

                                                Three Months    Six Months Ended
                                               June 30, 1994      June 30, 1994
                                               -------------    ----------------
   Net Sales                                      $1,951.7        $3,783.0

   Income before income taxes                        203.4           418.5

   Net Income                                        134.3           274.0

   Primary earnings per share                          .88            1.79

   Fully diluted earnings per share                    .82            1.67

   The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Company and Kolynos actually been combined during the three and six month periods in 1994, or the future results of operations of the combined companies. Although the Company intends to operate Kolynos in Brazil as a separate operation, there are certain other benefits that are anticipated to be realized from the implementation of the Company's integration plans which are not included in the pro forma information. The Company believes that future growth opportunities, as well as the benefits of such integration plans when fully implemented, will reduce and eventually more than offset any dilutive impact on earnings per share.

6. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1994 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,090.7 in the second quarter of 1995, an 11% increase over the 1994 second quarter, reflecting overall unit volume gains of 6% including the January 1995 acquisition of the Kolynos Latin American oral care business. Sales and unit volume would have increased 10% and 5%, respectively, if Kolynos and non-core 1994 divestitures are excluded.

Sales in the Oral, Personal and Household Care segment were $1,901.1 up 14% from $1,672.9 in 1994 on volume growth of 9% including acquisitions. Sales increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales increased 17% to $411.8 on volume gains of 12%. Contributing to this region's growth were excellent results in Malaysia, China, India and Senegal.

Colgate-Europe sales increased 8% to $553.1 as currency gains offset a 4% unit volume decline. The United Kingdom, Greece, Holland and Portugal achieved volume gains while Italy and Germany were affected by economic softness.

Colgate-Latin America sales grew 19% to $492.7 on volume gains of 23%. Excluding Kolynos, sales increased 4% on 8% unit volume gains. Brazil, Columbia and Venezuela achieved healthy increases in sales and volume, more than offsetting a 9% unit volume decline in Mexico where devaluation of the peso negatively impacted sales.

Colgate-North America sales grew 12% to $443.5 on volume gains of 10%. Market success of several new products contributed to the best sales performance of the past nine quarters.

Hill's Pet Nutrition experienced a 6% increase in sales while unit volume remained level with the prior year as Hill's is completing its program to bring its domestic distribution system in-house. Overall sales in the Specialty Marketing segment declined 13% to $189.6 as a result of the second quarter 1994 sale of Princess House and VCA, two non-core businesses.

Worldwide sales for the first half of 1995 increased 11% to $4,071.0 from $3,661.1 in the same period of 1994, on 7% volume growth. Excluding Kolynos and 1994 divestitures, sales and unit volume increased 10% and 6%, respectively.

Oral, Personal and Household Care sales increased 14% to $3,720.8 in the 1995 first half, on volume gains of 10%. Within this segment, Colgate-Asia/Africa sales increased 18% on volume growth of 12%. Colgate-Europe sales increased 11% despite a volume decline of 2% due to the effects of foreign exchange gains. Colgate-Latin America sales grew 21% on volume gains of 26%. Excluding Kolynos, Latin American sales increased 4% on volume gains of 10%. Additionally, due to the economic downturn, Mexico's volume declined 4%. Colgate-North America sales grew 9% on volume gains of 7%.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

-------------------------------------------------------------------------------

Specialty Marketing sales for the first half of 1995 decreased 14% due to the second quarter 1994 sale of Princess House and VCA. Sales from continuing operations increased 4% despite volume declines of 3% due to Hill's program to buy out domestic distributors.

Worldwide gross profit margin for the 1995 second quarter declined to 46.9% from 47.7% primarily due to increases in raw materials and packaging costs. Gross profit for the first half declined to 47.9% from 48.2%.

Selling, general and administrative expenses decreased as a percentage of sales to 34.2% in 1995 from 35.5% in 1994 in the second quarter and to 34.4% from 35.0% in the first half. This decrease was due to a reduction, as a percentage of sales, of general and administrative spending.

Earnings before interest and taxes (EBIT) increased 15% to $265.6 in the 1995 second quarter, and 14% to $550.3 for the 1995 first half versus the comparable periods in 1994.

Interest expense, net of interest income, increased to $48.7 in the 1995 second quarter from $15.8 in 1994, and to $92.7 in the 1995 first half from $36.4 in 1994, primarily reflecting the increased level of debt incurred in connection with the acquisition of Kolynos.

The effective tax rates for the second quarter and first half of 1995 of 34.0% and 34.5% were level with the effective rates for the same periods in 1994.

Net income for the 1995 second quarter of $143.2 was slightly higher than 1994 results, which included a one-time charge of $5.2 related to the sale of Princess House. Earnings per share for the 1995 second quarter increased 2% to $.95. For the first half, net income increased 3% to $299.7 and earnings per share rose 5% to $2.00. Net income for the second quarter of 1995 was impacted by reduced profits in Mexico, due to the current slowdown in the Mexican economy, and by the acquisition of Kolynos, which had a dilutive effect of approximately $.06 per share for the three months and $.12 per share for the six months ended June 30, 1995. As the Company integrates this acquisition into its existing business structure and competitively responds to events in its global markets, it continues to evaluate opportunitites to streamline operations and enhance existing synergies.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Working capital at June 30, 1995 was $804.8 as compared with $648.5 at December 31, 1994. Net cash provided by operations decreased to $218.8 in the second quarter of 1995 compared with the prior year due mainly to increased working capital levels. At June 30, 1995, commercial paper outstanding was $1,474.6 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the 1994 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                        COLGATE-PALMOLIVE COMPANY


 PART II. OTHER INFORMATION
 -------- -----------------

--------------------------------------------------------------------------------


 Item 1.  Legal Proceedings
 -------  -----------------
          Reference is made to Note 13 to the consolidated financial statements on page 29 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 Item 4.  Submission of Matters to a Vote of Security Holders
 -------  ---------------------------------------------------
          The Company's annual meeting of stockholders was held on May 4, 1995. The matters voted on and the results of the vote are as follows:

          (a) Vernon R. Alden, Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company.
              The results of the vote are as follows:

                                      Votes Received     Votes Withheld
                                      --------------     --------------
              Vernon R. Alden           129,664,095          736,593
              Jill K. Conway            129,669,195          731,493
              Ronald E. Ferguson        129,744,112          656,576
              Ellen M. Hancock          129,719,427          681,261
              David W. Johnson          129,722,855          677,833
              John P. Kendall           129,595,272          805,416
              Delano E. Lewis           129,650,906          749,782
              Reuben Mark               129,729,421          671,267
              Howard B. Wentz, Jr.      129,720,546          680,142

          (b) The selection of Arthur Andersen LLP as auditors for the year ending December 31, 1995 was approved. The results of the vote are as follows:

              Votes For            Votes Against       Abstentions
              ---------            -------------       -----------
              128,471,555            1,323,643           605,490

          (c) A stockholder proposal submitted by College Retirement Equities Fund requesting the Board of Directors to adopt a policy of seeking shareholder approval before issuing preference stock except under certain circumstances was not approved. The results of the vote are as follows:

              Votes For    Votes Against     Abstentions   Broker Non-Votes
              ---------    -------------     -----------   ----------------
             40,625,715     72,298,957        2,633,750      14,842,266

 Item 6.       Exhibits and Reports on Form 8-K
 -------       --------------------------------

               (a)  Exhibits:

                        Exhibit 10-D.(b) First Supplemental Amendment dated as of January 1, 1989, between The Bank of New York as trustee under the will of Harold D. Uris, deceased, d/b/a Uris Holding
                                            Company, and  Colgate-Palmolive
                                            Company.

                        Exhibit 10-D.(c) Second Supplemental Agreement dated as of March 15, 1995, between The Bank of New York as trustee under the will of Harold D. Uris, deceased, and Colgate-Palmolive
                                            Company.

                        Exhibit 11. Computation of Earnings per Common Share.

                        Exhibit 12. Ratio of Earnings to Fixed Charges.

                        Exhibit 27. Financial Data Schedule.

               (b)  Reports on Form 8-K.

                        A report on Form 8-K dated May 22, 1995 was filed by the Company reporting the issuance through Goldman, Sachs & Co. of $25,000,000 principal amount of its Medium-Term Notes, Series B and filing the related note.

                                   SIGNATURE
                                   ---------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                COLGATE-PALMOLIVE COMPANY
                                                ------------------------
                                                       (Registrant)














August 14, 1995                             /s/     Stephen C. Patrick
                                            ----------------------------
                                                Stephen C. Patrick
                                                  Vice President
                                                Corporate Controller