Form 10-Q
period 1995-09-30
COLGATE PALMOLIVE CO
filed 1995-11-03
CIK 21665

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                     .
                               -----------------------    --------------------

COMMISSION FILE NUMBER 1-644

                            COLGATE-PALMOLIVE COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                13-1815595
-------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   300 PARK AVENUE, NEW YORK, NEW YORK                      10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 310-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   NO CHANGES
-------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        Class                   Shares Outstanding                Date
-----------------------         ------------------           ------------------
Common, $1.00 par value             145,583,432              September 30, 1995

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I. FINANCIAL INFORMATION

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ----------------------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


-------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                          ----------------------    -----------------------
                                             1995         1994         1995         1994
                                             ----         ----         ----         ----
Net sales                                 $ 2,134.4    $ 1,930.7    $ 6,205.4    $ 5,591.8
Cost of sales                               1,109.7        978.9      3,230.8      2,875.2
                                          ---------    ---------    ---------    ---------
Gross profit                                1,024.7        951.8      2,974.6      2,716.6
                                          ---------    ---------    ---------    ---------
Selling, general and administrative
  expenses                                    785.8        696.1      2,185.5      1,978.5

Provision for restructured operations         460.5       --            460.5       --
Interest expense                               61.8         33.1        172.2         87.8
Interest income                                (8.5)        (6.7)       (26.3)       (25.0)
                                          ---------    ---------    ---------    ---------
                                            1,299.6        722.5      2,791.9      2,041.3
                                          ---------    ---------    ---------    ---------

(Loss)income before income taxes             (274.9)       229.3        182.7        675.3
Income tax (benefit) provision                (24.7)        78.3        133.2        232.2
                                          ---------    ---------    ---------    ---------

Net(loss)income                           $  (250.2)   $   151.0    $    49.5    $   443.1
                                          =========    =========    =========    =========

(Loss)earnings per common share:

   Primary                                    (1.76)   $    1.00    $     .23    $    2.91
                                          =========    =========    =========    =========

   Assuming full dilution                 $   (1.76)   $     .93    $     .23    $    2.72
                                          =========    =========    =========    =========

Dividends declared per common share:      $     .47    $     .41    $    1.29    $    1.13
                                          =========    =========    =========    =========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


-------------------------------------------------------------------------------
                                     ASSETS

                                            SEPTEMBER 30,      DECEMBER 31,
                                                1995               1994
                                            ------------       ------------
Current Assets:
  Cash and cash equivalents                  $    224.0       $    169.9
  Marketable securities                            53.1             47.6
  Receivables (less allowance for
     doubtful accounts of $32.9 and
        $23.1)                                  1,205.1          1,049.6
  Inventories                                     846.6            713.9
  Other current assets                            250.1            196.7
                                             ----------       ----------
                                                2,578.9          2,177.7
                                             ----------       ----------
Property, Plant and Equipment:
  Cost                                          3,510.6          3,103.4
  Less: Accumulated depreciation                1,469.6          1,115.3
                                             ----------       ----------
                                                2,041.0          1,988.1
                                             ----------       ----------

Goodwill and other intangible assets
  (less accumulated amortization
    of $271.8 and $207.6)                       2,715.4          1,671.8
Other assets                                      369.8            304.8
                                             ----------       ----------
                                             $  7,705.1       $  6,142.4
                                             ==========       ==========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

-------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                     --------------------------------------

                                          SEPTEMBER 30,     DECEMBER 31,
                                               1995            1994
                                          -------------     ------------
Current Liabilities:
  Notes and loans payable                  $    255.9       $    181.9
  Current portion of long-term debt              52.9             26.0
  Accounts payable                              741.4            694.9
  Accrued income taxes                           86.7             85.1
  Other accruals                                704.7            541.3
                                           ----------       ----------
                                              1,841.6          1,529.2

Long-term debt                                3,010.7          1,751.5
Deferred income taxes                           233.3            295.4
Other liabilities                               961.8            743.4

Shareholders' Equity:
  Preferred Stock                               404.5            408.4
  Common Stock                                  183.2            183.2
  Additional paid-in capital                  1,027.8          1,020.4
  Retained earnings                           2,348.2          2,496.7
  Cumulative foreign currency
    translation adjustments                    (484.4)          (439.3)
                                           ----------       ----------
                                              3,479.3          3,669.4
  Unearned compensation                        (378.4)          (384.1)
  Treasury stock, at cost                    (1,443.2)        (1,462.4)
                                           ----------       ----------
                                              1,657.7          1,822.9
                                           ----------       ----------
                                           $  7,705.1       $  6,142.4
                                           ==========       ==========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               -------------------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

-------------------------------------------------------------------------------
                                                       NINE MONTHS ENDED
                                                       -----------------
                                                         SEPTEMBER 30,
                                                         -------------
                                                     1995            1994
                                                     ----            ----
OPERATING ACTIVITIES:
---------------------
Net cash provided by operating activities        $    513.8       $  528.2
                                                 ----------       --------

INVESTING ACTIVITIES:
---------------------
Capital expenditures                                 (297.5)        (261.5)

Payments for acquisitions, net of cash
  acquired                                         (1,265.0)         (75.8)
(Purchase)sale of marketable securities,
  net                                                  (5.8)          17.8
Other, net                                            (46.2)          20.6
                                                 ----------       --------

Net cash used for investing activities             (1,614.5)        (298.9)
                                                 ----------       --------

FINANCING ACTIVITIES:
---------------------
Principal payments on debt                             (8.2)         (72.6)
Proceeds from issuance of debt, net                 1,315.9          362.6
Purchase of common stock                               (9.0)        (306.0)
Dividends paid                                       (197.8)        (177.3)
Proceeds from outside investors                        32.4         --
Other, net                                             22.9             .1
                                                 ----------       --------

  Net cash provided by (used for)
    financing activities                            1,156.2         (193.2)

Effect of exchange rate changes on
  cash and cash equivalents                            (1.4)            .7
                                                 ----------       --------
Net increase in cash and cash equivalents              54.1           36.8
Cash and cash equivalents at beginning of
  period                                              169.9          144.1
                                                 ----------       --------
Cash and cash equivalents at
  end of period                                  $    224.0       $  180.9
                                                 ==========       ========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ------------------------------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

-------------------------------------------------------------------------------

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

3.  Inventories by major classes were as follows:

                                      September 30,           December 31,
                                          1995                    1994
                                      -------------           ------------
Raw material and supplies               $   335.4               $  280.3
Work-in-process                              45.6                   38.4
Finished goods                              465.6                  395.2
                                        ---------               --------
                                        $   846.6               $  713.9
                                        =========               ========

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

    The transaction was structured as a multinational acquisition of assets and stock, financed with the proceeds of commercial bank borrowings, and was accounted for under the purchase method of accounting, with the results of the operations of Kolynos included with the results of the Company from January 10, 1995. The net book value of Kolynos's assets was approximately $50.0. The purchase price was allocated to the acquired assets based upon preliminary determination of their respective fair values and is subject to adjustment. The cost in excess of the fair value of acquired assets is being amortized over 40 years.

                          COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------------------

                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

-------------------------------------------------------------------------------

    The following unaudited pro forma summary combines the results of the operations of the Company and Kolynos as if the acquisition had occurred as of the beginning of 1994 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt incurred and the related income tax effects.

             Summarized Pro Forma Combined Results of Operations
             ---------------------------------------------------

                                   Three Months Ended      Nine Months Ended
                                   September 30, 1994      September 30, 1994
                                   ------------------      ------------------
Net Sales                              $   2,009.3            $   5,792.3

Income before income taxes                   218.1                  636.6

Net income                                   143.6                  417.6

Primary earnings per share                     .95                   2.74

Fully diluted earnings per share               .89                   2.56

    The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Company and Kolynos actually been combined during the three and nine month periods in 1994, or the future results of operations of the combined companies. Although the Company intends to operate Kolynos in Brazil as a separate operation, there are certain other benefits that are anticipated to be realized from the implementation of the Company's integration plans which are not included in the pro forma information. The Company believes that future growth opportunities, as well as the benefits of such integration plans when fully implemented, will reduce and eventually more than offset any dilutive impact on earnings per share.

6. In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. As a result of this rationalization, 24 of the 112 factories worldwide will be closed or significantly reconfigured. The worldwide workforce will be reduced by approximately 3,000 employees or 8.5%. The changes are expected to be completed over the next twenty four months in facilities around the world, but primarily in North America and Europe. Hill's Pet Nutrition and locations in Asia/Africa and certain Latin American countries, including Mexico, are also affected. The charge includes employee termination costs and expenses associated with activities that will be discontinued. The worldwide restructuring program resulted in a 1995 third quarter pretax charge of $460.5 ($369.2 net of tax), or $2.54 per share for the 1995 third quarter and $2.55 per share for the nine month period.

                          COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ------------------------------------------------------

                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

-------------------------------------------------------------------------------

    The components of this charge are summarized in the following table. Utilization of the reserve since the September 20th announcement date was not considered material.

        Work force related                                      $210.0
        Closing/reconfiguring manufacturing plants               204.1
        Settlement of contractual obligations                     46.4
                                                                ------
                        Total restructuring charge              $460.5
                                                                ======

7. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1994 for a complete set of financial notes including the Company's significant accounting policies.

                          COLGATE-PALMOLIVE COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              ---------------------------------------------------

                     CONDITION AND RESULTS OF OPERATIONS
                    -------------------------------------

                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


-------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Worldwide sales reached $2,134.4 in the third quarter of 1995, an 11% increase over the 1994 third quarter, reflecting overall unit volume gains of 9% including the January 1995 acquisition of the Kolynos Latin American oral care business. Sales and unit volume would have increased 7% and 5%, respectively, if Kolynos and non-core 1994 divestitures are excluded.

Sales in the Oral, Personal and Household Care segment were $1,934.2 up 12% from $1,725.4 in 1994 on volume growth of 11% including acquisitions.
Sales increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales increased 17% to $423.5 on volume gains of 12%. Contributing to this region's growth were strong volume gains in Malaysia, China, India and the Philippines.

Colgate-Europe sales increased 11% to $561.6 on volume gains of 3% and favorable currency gains. The United Kingdom, France, Greece, Holland, Italy and Portugal achieved volume gains.

Colgate-Latin America sales grew 8% to $479.6 on volume gains of 16%. Excluding Kolynos, sales decreased 8% and volume remained flat. Mexico's severe recession negatively impacted third quarter results and, although Colgate's market share continued strong, unit volume declined significantly. Excluding Mexico and the Kolynos acquisition, Colgate-Latin America sales and unit volume each increased 15%.

Colgate-North America sales grew 13% to $469.5 on volume gains of 13%. Market success of several new products, such as Colgate Baking Soda & Peroxide toothpaste and Irish Spring Waterfall Clean soap, contributed to the sales growth.

Sales in the Specialty Marketing segment declined 2% to $200.2. Hill's Pet Nutrition experienced a 1% decrease in sales while unit volume was down 7% from the exceptionally strong third quarter of 1994, as Hill's is completing its program to bring its domestic distribution system in-house. However, unit volume rose significantly from the first and second quarters of 1995. Sales comparisons to the prior year are also impacted by the 1994 sale of Princess House and VCA.

Worldwide sales for the first nine months of 1995 increased 11% to $6,205.4 from $5,591.8 in the same period of 1994, on 8% volume growth. Excluding Kolynos and 1994 divestitures, sales and unit volume increased 9% and 5%, respectively.

Oral, Personal and Household Care sales increased 14% to $5,655.0 in the first nine months of 1995, on volume gains of 10%. Within this segment, Colgate-Asia/Africa sales increased 18% on volume growth of 12%. Colgate-Europe sales increased 11% primarily due to favorable currency gains. Colgate-Latin America sales grew 16% on volume gains of 23%. Excluding Kolynos, Latin American sales were flat despite volume gains of 6% as a result of the economic downturn in Mexico. Colgate-North America sales grew 10% on volume gains of 9% as a result of new product introductions.

                          COLGATE-PALMOLIVE COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             ----------------------------------------------------

                     CONDITION AND RESULTS OF OPERATIONS
                    -------------------------------------

                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


-------------------------------------------------------------------------------

Specialty Marketing sales for the first nine months of 1995 decreased 10% as compared to 1994 and was impacted by the sale of non-core businesses in June of 1994. Sales from continuing operations increased 2% despite volume declines of 4% due to Hill's program to buy out domestic distributors.

Worldwide gross profit margin for the 1995 third quarter declined to 48.0% from 49.3% primarily due to increases in raw materials and packaging costs. Gross profit margin for the first nine months declined to 47.9% from 48.6%.

Selling, general and administrative expenses in the third quarter increased as a percentage of sales to 36.8% in 1995 from 36.1% in 1994 primarily resulting from the increase in amortization of goodwill due to the Kolynos acquisition. Selling, general and administrative expenses as a percentage of sales varied little for the first nine months of 1995 as compared to the same period in 1994.

In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. As a result of this rationalization, 24 of the 112 factories worldwide will be closed or significantly reconfigured. The worldwide workforce will be reduced by approximately 3,000 employees or 8.5%. The changes are expected to be completed over the next twenty four months in facilities around the world, but primarily in North America and Europe. Hill's Pet Nutrition, locations in Asia/Africa and certain Latin American countries, including Mexico, are also affected. The charge includes employee termination costs and expenses associated with activities that will be discontinued. The worldwide restructuring program resulted in a 1995 third quarter pretax charge of $460.5 ($369.2 net of tax), or $2.54 per share for the 1995 third quarter and $2.55 per share for the nine months.

Earnings before interest and taxes (EBIT) for the 1995 third quarter and nine month period amounted to a loss of $221.6 and income of $328.6, respectively, compared to income of $255.7 and $738.1 for the same periods in the prior year. Excluding the restructuring charge, EBIT decreased 7% to $238.9, and increased 7% to $789.1 for the 1995 third quarter and nine month period, respectively.

Interest expense, net of interest income, increased to $53.3 in the 1995 third quarter from $26.4 in 1994, and to $145.9 in the 1995 first nine months from $62.8 in 1994, primarily reflecting the increased level of debt incurred in connection with the acquisition of Kolynos.

The effective tax rate for the 1995 third quarter and nine month period was a benefit of 9.0% and an expense of 72.9%, respectively, compared with an expense of 34.1% and 34.4% for the same periods in the previous year. The change in the rate primarily results from the impact of the one-time restructuring charge, the tax benefit of which was 20% due to the effect of tax benefits in certain jurisdictions not expected to be realized. Excluding the charge, the effective income tax rate increased to 35.9% and 34.9% for the 1995 third quarter and nine months, respectively.

Net loss for the 1995 third quarter was $250.2 compared to income of $151.0 in the prior year. Net income for the nine months was $49.5 compared to $443.1 in 1994. Excluding the worldwide restructuring charge, net income and primary earnings per

                          COLGATE-PALMOLIVE COMPANY

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             ---------------------------------------------------

                     CONDITION AND RESULTS OF OPERATIONS
                    -------------------------------------

                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


-------------------------------------------------------------------------------

common share decreased to $119.0 and $.78 in the 1995 third quarter and $418.7 and $2.78 for the first nine months. Net income and earnings per common share for the third quarter of 1995 were negatively impacted by reduced profits in Mexico, due to the current slowdown in the Mexican economy, Hill's transition to a direct sales force and by the acquisition of Kolynos which had a dilutive effect of approximately $.05 per share for the three months and $.17 per share for the nine months ended September 30, 1995. The 1994 year to date results also included a one-time charge of $5.2 related to the sale of Princess House.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations decreased to $513.8 compared with the prior year reflecting increased working capital investment to sustain growth. Working capital, which also increased as a result of acquisitions, was $737.3 at September 30, 1995 as compared with $648.5 at December 31, 1994. At September 30, 1995, commercial paper outstanding was $1,386.4 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis. The overall increase in long-term debt since year-end relates to the January 1995 acquisition of Kolynos.

Reference should be made to the 1994 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                          COLGATE-PALMOLIVE COMPANY


PART II.  OTHER INFORMATION


-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Note 13 to the consolidated financial statements on page 29 of the registrant's Annual Report on Form 10- K for the year ended December 31, 1994.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                Exhibit 11.     Computation of Earnings per Common Share.

                Exhibit 12.     Ratio of Earnings to Fixed Charges.

                Exhibit 27.     Financial Data Schedule.



        (b)     Reports on Form 8-K:

                A report on Form 8-K dated September 21, 1995 was filed by the Company reporting a restructuring of its worldwide manufacturing and administrative operations.

                                  SIGNATURE
                                 -----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                                 COLGATE-PALMOLIVE COMPANY
                                             ----------------------------------
                                                      (Registrant)














November 2, 1995                             /s/     Stephen C. Patrick
                                             ----------------------------------
                                                     Stephen C. Patrick
                                                       Vice President
                                                    Corporate Controller