Form 10-K
period 1995-12-31
COLGATE PALMOLIVE CO
filed 1996-03-25
CIK 21665

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________ to ______.

                          Commission File Number 1-644

                              -------------------
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


                                                      Name of each exchange
               Title of each class                     on which registered
               -------------------                    ---------------------
    $4.25 Preferred Stock, without par value,
               cumulative dividend                   New York Stock Exchange
          Common Stock, $1.00 par value
                                                     New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes_X_    No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

    At February 29, 1996 the aggregate market value of stock held by non-affiliates was $11,437.6 million. There were 146,167,529 shares of Common Stock outstanding as of February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                      Documents                         Form 10-K Reference
                      ---------                         --------------------

  Portions of Proxy Statement for the 1996         Part III, Items 10 through 13
               Annual Meeting

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(a) General Development of the Business

    Colgate-Palmolive Company (the "Company") is a corporation which was organized under the laws of the State of Delaware in 1923. The Company manufactures and markets a wide variety of products throughout the world for use by consumers. For recent business developments, refer to the information set forth in Part II, Item 7 of this report.

(b) Financial Information About Industry Segments

    For information about industry segments refer to the information set forth in Part II, Item 7 of this report.

(c) Narrative Description of the Business

    For information regarding description of the business refer to Note 1 to the Consolidated Financial Statements included herein; "Average number of employees" appearing under "Historical Financial Summary" included herein; and "Research and development" expenses appearing in Note 12 to the Consolidated Financial Statements included herein.

    Compliance with environmental rules and regulations has not significantly affected the Company's capital expenditures, earnings or competitive position. Capital expenditures for environmental control facilities totaled $12.7 million in 1995 and are budgeted at $18.3 million for 1996. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed all applicable environmental rules and regulations.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

    For information concerning geographic area financial data refer to the information set forth in Part II, Item 7 of this report.

ITEM 2. PROPERTIES

    The Company owns and leases a total of 338 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

    In the United States, the Company operates 57 facilities, of which 26 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. Hill's Pet Nutrition has major facilities in Bowling Green, Kentucky; Topeka, Kansas; and Richmond, Indiana. Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

    Overseas, the Company operates 281 facilities, of which 113 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

    All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

    For information regarding legal matters see Note 14 to the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of executive officers as of March 25, 1996:

                                               DATE FIRST
                                                ELECTED
                NAME                    AGE     OFFICER                   PRESENT TITLE
-------------------------------------   ---    ----------   -------------------------------------
Reuben Mark..........................   57        1974      Chairman of the Board and Chief
                                                              Executive Officer
William S. Shanahan..................   55        1983      President and Chief Operating Officer
Robert M. Agate......................   60        1985      Senior Executive Vice President and
                                                              Chief Financial Officer
William G. Cooling...................   51        1981      Chief of Operations, Specialty
                                                              Marketing, International Business
                                                              Development
Craig B. Tate........................   50        1989      Chief Technological Officer
Silas M. Ford........................   58        1983      Executive Vice President Office of
                                                            the Chairman
Andrew D. Hendry.....................   48        1991      Senior Vice President General Counsel
                                                              and Secretary
John E. Steel........................   66        1991      Senior Vice President Global
                                                            Marketing and Sales
Lois D. Juliber......................   47        1991      President Colgate-North America
Stephen A. Lister....................   54        1994      President Colgate-Asia Pacific
David A. Metzler.....................   53        1991      President Colgate-Europe
Michael J. Tangney...................   51        1993      President Colgate-Latin America
Robert C. Wheeler....................   54        1991      President Hill's Pet Nutrition, Inc.
Steven R. Belasco....................   49        1991      Vice President Taxation
Brian J. Heidtke.....................   55        1986      Vice President Finance and Corporate
                                                              Treasurer
Robert J. Joy........................   49        1996      Vice President Global Human Resources
Peter D. McLeod......................   55        1984      Vice President Manufacturing
                                                              Engineering Technology
Stephen C. Patrick...................   46        1990      Vice President Corporate Controller
Donald A. Schindel...................   62        1995      Vice President Corporate Development
John H. Tietjen......................   53        1995      Vice President Global Business
                                                              Development
Thomas G. Davies.....................   55        1995      President Global Personal Care
Michael S. Roskothen.................   59        1993      President Global Oral Care
Barrie M. Spelling...................   52        1994      Vice President Global Business
                                                              Development, Household Surface Care

    Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

    Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under "Market and Dividend Information" in Note 15 to the Consolidated Financial Statements included herein; the information under "Capital Stock and Stock Compensation Plans" in
Note 6 to the Consolidated Financial Statements included herein; and the "Number of shareholders of record" and "Cash dividends declared per common share" under the caption "Historical Financial Summary" included herein.

ITEM 6. SELECTED FINANCIAL DATA

    Refer to the information set forth under the caption "Historical Financial Summary" included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                1995        1994        1993
                                              --------    --------    --------
WORLDWIDE NET SALES BY BUSINESS SEGMENT
    Oral, Personal and Household Care......   $7,565.7    $6,735.8    $6,306.4
    Pet Nutrition and Other................      792.5       852.1       834.9
                                              --------    --------    --------
Total Net Sales............................   $8,358.2    $7,587.9    $7,141.3
                                              --------    --------    --------
                                              --------    --------    --------

SEGMENT NET SALES BY GEOGRAPHIC REGION
North America*
    Oral, Personal and Household Care......   $1,784.7    $1,623.1    $1,762.5
    Pet Nutrition and Other................      689.9       776.9       774.8
                                              --------    --------    --------
Total North America........................    2,474.6     2,400.0     2,537.3

Europe
    Oral, Personal and Household Care......    2,159.7     1,968.2     1,843.6
    Pet Nutrition and Other................      102.6        75.2        60.1
                                              --------    --------    --------
Total Europe...............................    2,262.3     2,043.4     1,903.7

Latin America**............................    1,977.2     1,736.5     1,525.8
Asia/Africa**..............................    1,644.1     1,408.0     1,174.5
                                              --------    --------    --------
Total Net Sales............................   $8,358.2    $7,587.9    $7,141.3
                                              --------    --------    --------
                                              --------    --------    --------

--------------------------------------------------------------------------------

 * Sales from the U.S., Canada and Puerto Rico are combined and presented as North America.

** Sales in Latin America and Asia/Africa relate to the Oral, Personal and
   Household Care segment only. Sales of Pet Nutrition and Other products to these regions are primarily exported to local distributors and therefore are included in North America.

NET SALES

    Worldwide net sales in 1995 increased 10% to $8,358.2 reflecting growth among all divisions. Excluding the acquisition of Kolynos in January of 1995 and the sale of non-core businesses in 1994, net sales increased 8% as the Company's worldwide brand presence led to overall sales gains, overcoming the effects of a maxi-devaluation and economic recession in Mexico and the effects of a strategic realignment at Hill's Pet Nutrition. Sales in the Oral, Personal and Household Care segment were up 12% to $7,565.7 in 1995 benefiting from acquisitions, new product introductions and further geographic expansion.

    Sales in the Asia/Africa region were up 17% overall, led by strong volume gains in India, Malaysia, Thailand and China, as well as the favorable effects of the Cibaca acquisition in India and the consolidation, for a portion of the year, of a new subsidiary in Turkiye. The success of Colgate Total toothpaste, Palmolive Optims shampoo and Protex personal care products in Asia as well as strong positioning of laundry bar soaps in Africa have fueled 1995 growth in this region.

    Sales in Europe were up 10% on flat volumes, primarily reflecting the positive effects of stronger European currencies. Trade consolidation and the lack of current economic growth continued to affect results throughout Western Europe, while Central Europe experienced overall growth on volume gains. The roll-out of Ajax Ultra cleaning products, the strength of Colgate Total and Colgate Baking Soda toothpastes and the relaunch of Palmolive personal care products are maintaining the Company's competitive position in the West, while Colgate toothpastes and Mennen personal care products made significant contributions to growth in Eastern Europe.

    Latin America was up 14% overall, benefiting from the acquisition of the Kolynos oral care brand, a market leader in this region. Excluding Kolynos, Latin American results were flat as strong results from most countries offset the significant decline in Mexico caused by that country's economic downturn. Sales in Latin America, excluding both Mexico and the impact of the Kolynos acquisition, grew 24% on a 19% increase in volume. Continued leadership in oral care throughout the region as well as geographic expansion of Mennen Speed Stick and Lady Speedstick, development of the dishwashing market under the Axion brand and continued strength of fabric care led to growth in the region and helped maintain market shares in Mexico.

    North America posted overall sales increases in 1995 of 10% on 9% volume growth. Contributing to the growth was the introduction of Colgate Baking Soda & Peroxide toothpaste and increased sales of Irish Spring Waterfall Clean soap and Palmolive dishwashing liquid & antibacterial hand soap. Year-on-year reported sales for the Pet Nutrition and Other segment declined, reflecting the sale of non-core businesses during 1994, partially offset by a modest sales increase of 2% at Hill's Pet Nutrition. Hill's growth for the full year was restrained by the temporary impact of inventory liquidation by discontinued outside distributors in the U.S. Business pace at the retail level remains strong, and growth in Europe continues as the Company's nutritionally balanced Science Diet and Prescription Diet products gain brand recognition and market penetration.

    Worldwide net sales for 1994 were up 6% to $7,587.9 from the prior year and were up 8% on volume growth of 7% adjusted for the sale of non-core businesses in 1994. Asia/Africa, with sales growth of 20% on 17% higher volume, and Latin America, with 14% sales growth on 11% higher volume, led the way on the strength of Colgate Total toothpaste and personal care product sales. Europe improved 7% on 6% volume growth, including 4% from acquisitions. North America was negatively impacted by trade downstocking as sales were down 8% on volume declines of 4%. Pet Nutrition and Other experienced rapid growth. Hill's increased sales 16% on 14% volume growth, offset slightly by the sale of non-core businesses in July 1994.

GROSS PROFIT

    Gross profit margin was 47.9%, below the 1994 level of 48.4% but higher than the 1993 gross profit margin of 47.8%. The 1995 decline is after a long-term trend of increases achieved by focusing on cost reduction and shifting the product mix towards high-margin oral care and personal care products.

Factors influencing 1995 include higher raw material and packaging costs, lower volume at Hill's, as a result of the strategic realignment of the business, and the effects of the Mexican recession.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percent of sales were 34% in 1995, 35% in 1994 and 34% in 1993. The Company continues to focus on expense-containment strategies including its announced restructuring, discussed below, and the consolidation in 1996 of worldwide media billings to one agency utilizing a cost-and-performance-based compensation structure. It is anticipated that these initiatives will provide incremental funds to further increase investments in research and development as well as media advertising to support growth.

PROVISION FOR RESTRUCTURED OPERATIONS

    In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. As a result of this rationalization, 24 of the 112 factories worldwide will be closed or significantly reconfigured. The worldwide work force will be reduced by approximately 3,000 employees, or 8.5%, of which a reduction of approximately 150 occurred during 1995.

    The changes, primarily in North America and Europe, are expected to be substantially completed during 1997 in facilities around the world. Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin American countries, including Mexico, are also affected. The charge includes employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. The worldwide restructuring program resulted in a 1995 third quarter pretax charge of $460.5 ($369.2 net of tax) or $2.54 per share for the year.

OTHER EXPENSE, NET

    Other expense, net of other income consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100% owned consolidated subsidiaries, earnings from equity investments and asset sales. Amortization expense increased in each of the three years ended 1995 due to higher levels of intangible assets stemming from the Company's recent acquisitions, most notably Kolynos in 1995, and Cibaca in India and certain brands acquired from S.C. Johnson in 1994. Loss on disposition of non-core businesses in 1994 and gains on sale of miscellaneous assets make up the remainder of other expense, net in 1995 and 1994.

---------------------------------------------------------------------------------------------------
                                                                 1995
                                                      --------------------------
                                                         As          EXCLUDING
                                                      Reported     RESTRUCTURING     1994      1993
                                                      ---------    -------------    ------    ------
WORLDWIDE EARNINGS BY BUSINESS SEGMENT
  Oral, Personal and Household Care................    $ 551.6       $   916.5      $809.6    $740.6
  Pet Nutrition and Other..........................       53.0           117.7       162.0     147.8
                                                      ---------    -------------    ------    ------
Total Segment Earnings.............................    $ 604.6       $ 1,034.2      $971.6    $888.4
                                                      ---------    -------------    ------    ------

SEGMENT EARNINGS BY GEOGRAPHIC REGION
North America*
  Oral, Personal and Household Care................    $  24.5       $   178.3      $148.3    $187.0
  Pet Nutrition and Other..........................       55.6           111.7       158.0     143.0
                                                      ---------    -------------    ------    ------
Total North America................................       80.1           290.0       306.3     330.0

Europe
  Oral, Personal and Household Care................       59.9           207.8       198.4     167.0
  Pet Nutrition and Other..........................       (2.6)            6.0         4.0       4.8
                                                      ---------    -------------    ------    ------
Total Europe.......................................       57.3           213.8       202.4     171.8

Latin America**....................................      313.7           342.9       298.4     249.6
Asia/Africa**......................................      153.5           187.5       164.5     137.0
                                                      ---------    -------------    ------    ------
TOTAL SEGMENT EARNINGS.............................      604.6         1,034.2       971.6     888.4

Unallocated Expense, Net...........................      (35.7)           (4.8)       (5.0)     (5.4)
                                                      ---------    -------------    ------    ------

EARNINGS BEFORE INTEREST AND TAXES.................      568.9         1,029.4       966.6     883.0
Interest Expense, Net..............................     (205.4)         (205.4)      (86.7)    (46.8)
                                                      ---------    -------------    ------    ------
Income Before Income Taxes.........................    $ 363.5       $   824.0      $879.9    $836.2
                                                      ---------    -------------    ------    ------
                                                      ---------    -------------    ------    ------
----------------------------------------------------------------------------------------------------

 * Earnings from the U.S., Canada and Puerto Rico are combined and presented as North America.

** Earnings in Latin America and Asia/Africa relate to the Oral, Personal and
   Household Care segment only. Earnings of Pet Nutrition and Other products are included in North America as sales to these regions are primarily exported to local distributors.

EARNINGS BEFORE INTEREST AND TAXES

    Earnings before interest and taxes (EBIT) was impacted by the provision for restructured operations of $460.5 recorded during 1995. Excluding this charge, EBIT for the Oral Personal and Household Care segment was up 13%, with North America, Asia/Africa and Latin America posting gains of 20%, 14% and 15%, respectively. Results in Europe showed modest improvement in 1995, and overall EBIT was tempered by the 27% decline in the Pet Nutrition and Other segment, principally due to the realignment of the sales force at Hill's as well as the sale of non-core businesses in 1994.

    EBIT increased 9% in 1994 to $966.6 compared with $883.0 in the prior year. EBIT for the Oral, Personal and Household Care segment was up 9%, with strong gains across all of the Company's developing markets and mixed results in the developed world. Lower returns were experienced in the developed world due principally to a decline in North America, as a result of trade downstocking and increased spending on advertising and research and development to position that region for future growth. EBIT for Europe increased 19%, primarily reflecting sales growth and higher gross profit margins. Asia/Africa and Latin America each increased EBIT by 20% on an already healthy base business. Pet Nutrition and Other also contributed to the overall EBIT growth led by improvement at Hill's, which increased EBIT while investing in developing markets to expand its international reach.

INTEREST EXPENSE, NET

    Interest expense, net of interest income, was $205.4 in 1995 compared with $86.7 in 1994 and $46.8 in 1993. The increase in net interest expense in 1995 versus the prior two years results from higher debt for the full year, incurred primarily to finance Kolynos and other acquisitions, and slightly higher effective interest rates in 1995. The increase in interest expense in 1994 from 1993 reflects higher debt from year to year due to acquisitions and share repurchases.

INCOME TAXES

    The effective tax rate on income was 52.7% in 1995 versus 34.1% in 1994 and 34.5% in 1993. The overall effective rate in 1995 was impacted by the provision for restructuring, the tax benefit of which was 20% due to the effect of tax benefits in certain jurisdictions not expected to be realized. Excluding the charge, the effective income tax rate was 34.3% in 1995. Global tax planning strategies benefited the rate in all three years presented.

NET INCOME

    Net income was $172.0 in 1995 or $1.04 per share including the provision for restructured operations of $369.2 or $2.54 per share. Excluding the special charge, earnings were $541.2 or $3.58 per share compared to $580.2 or $3.82 per share in 1994. The 1995 results were also impacted by the expected first-year dilution caused by the acquisition of Kolynos, the recession and currency devaluation in Mexico and the effect of the strategic realignment at Hill's. Included in 1993 net income and per share amounts is the cumulative one-time impact on prior years of adopting new mandated accounting standards effective January 1, 1993 for income taxes, other postretirement benefits and postemployment benefits.

--------------------------------------------------------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
IDENTIFIABLE ASSETS
North America*
    Oral, Personal and Household Care........   $2,497.7    $2,416.0    $2,420.3
    Pet Nutrition and Other..................      496.0       473.9       446.4
                                                --------    --------    --------
Total North America..........................    2,993.7     2,889.9     2,866.7

Europe
    Oral, Personal and Household Care........    1,271.0     1,293.8     1,169.3
    Pet Nutrition and Other..................       49.5        35.7        27.8
                                                --------    --------    --------
Total Europe.................................    1,320.5     1,329.5     1,197.1

Latin America**..............................    2,158.3       845.2       804.4
Asia/Africa**................................      967.2       889.0       692.7
                                                --------    --------    --------
                                                 7,439.7     5,953.6     5,560.9

Corporate Assets.............................      202.6       188.8       200.3
                                                --------    --------    --------
Total Assets.................................   $7,642.3    $6,142.4    $5,761.2
                                                --------    --------    --------
                                                --------    --------    --------
--------------------------------------------------------------------------------

 * Assets from the U.S., Canada and Puerto Rico are combined and presented as North America.

** Assets in Latin America and Asia/Africa relate to the Oral, Personal and
   Household Care segment only.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations decreased 2% to $810.2 in 1995 compared with $829.4 in 1994 and $710.4 in 1993. The decrease in cash generated by operating activities in 1995 reflects the previously discussed lower earnings in Mexico and at Hill's. Cash generated from operations was used to fund acquisitions, capital spending and an increased dividend level.

    During 1995, long-term debt increased from $1,777.5 to $3,029.0. The higher debt levels were primarily incurred to finance acquisitions including Kolynos. Initially, the acquisition was funded by a bridge loan from commercial banks which was rolled into various financial instruments during 1995.

    In April of 1995, the Company obtained a $75.0 term loan and filed a shelf registration for $700.0 of debt securities. No notes have been issued under this registration. In June, the Company issued $89.2 of Swiss franc bonds and $71.7 of Luxembourg franc bonds, both of which were immediately swapped into U.S. dollar floating rate debt. During May and June, $220.0 of medium-term notes were issued under the shelf registration filed in May 1994.

    During 1995, the Company entered into $950.0 notional amount of interest rate swaps converting floating rate debt to fixed rate debt and $50.0 of swaps converting fixed rate debt to floating. In the fourth quarter of 1995, the Company finalized a European commercial paper facility. As of December 31, 1995, $1,143.0 of U.S. and European commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as $235.2 of other short-term borrowings are classified as long-term debt at December 31, 1995, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 1995 such unused lines of credit amounted to $2,093.4.

    During the third quarter of 1994, the remaining outstanding principal ($32.0) of the 9.625% debentures due July 15, 2017 was retired. Also during the third quarter, the Company obtained a $50.0 term loan. In May 1994, the Company filed a shelf registration for $500.0 of debt securities. During the second quarter of 1994, $208.0 of medium-term notes were issued under this registration and $72.8 was available as of December 31, 1995.

    During 1993, the Company participated in the formation of a business that purchases receivables, including Company receivables. Outside institutions invested $30.5 in this entity in 1995, $15.2 in 1994 and $60.0 in 1993. The Company consolidates this entity and the amounts invested by the outside institutions are classified as a minority interest. In the fourth quarter of 1993, $230.0 of medium-term notes were issued under an existing registration. These notes are currently rated A1/A by Moody's and Standard & Poor's, respectively.

------------------------------------------------------------------------------
                                                     1995      1994      1993
                                                    ------    ------    ------
CAPITAL EXPENDITURES
  Oral, Personal and Household Care..............   $354.9    $343.1    $341.1
  Pet Nutrition and Other........................     76.9      57.7      23.2
                                                    ------    ------    ------
Total Capital Expenditures.......................   $431.8    $400.8    $364.3
                                                    ------    ------    ------
                                                    ------    ------    ------

DEPRECIATION AND AMORTIZATION
    Oral, Personal and Household Care............   $273.8    $213.0    $188.7
    Pet Nutrition and Other......................     26.5      22.1      20.9
                                                    ------    ------    ------
Total Depreciation and Amortization..............   $300.3    $235.1    $209.6
                                                    ------    ------    ------
                                                    ------    ------    ------
------------------------------------------------------------------------------

    Capital expenditures in 1995 of $431.8 were 5.2% of sales compared with 5.3% of sales in 1994 and 5.1% of sales in 1993. Capital spending continues to be focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. Capital expenditures for 1996 are expected to continue at the current rate of approximately 5% of sales.

    Other investing activities in 1995, 1994 and 1993 included strategic acquisitions and equity investments worldwide. During 1995, the Company acquired the Kolynos oral care brand in Latin America and Odol oral care products in Argentina and made other regional investments. The aggregate purchase price of all 1995 acquisitions was $1,321.9. During 1994, the Company acquired the Cibaca toothbrush and toothpaste business in India, the NSOA laundry soap business in Senegal and several other regional brands across the Oral, Personal and Household Care segment. In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson in Europe, the South Pacific and other international locations. Also in 1993, the Company acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1994 and 1993 acquisitions was $149.8 and $222.5, respectively.

    During 1994, the Company repurchased common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for the year approximated 6.9 million shares with a total purchase price of $411.1. During 1993, 12.6 million shares were acquired with a total purchase price of $698.1.

    The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ['net debt'] to net debt plus equity) increased to 64% during 1995 from 49% in 1994. The increase in 1995 is primarily the result of the Kolynos acquisition and the restructuring charge. The ratio of market debt to market capitalization (defined as above using fair market values) increased to 23% during 1995 from 16% in 1994. The Company primarily uses market value analyses to evaluate its optimal capitalization.

    Dividend payments were $284.8 in 1995 ($276.5 aftertax), up from $255.6 ($246.9 aftertax) in 1994. Common dividend payments increased to $1.76 per share in 1995 from $1.54 per share in 1994 reflecting a 15% increase in the dividend effective in the third quarter of 1995. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share in 1995 and 1994. The increase in dividend payments in 1994 over 1993 reflects a 14% increase in the common dividend effective in the third quarter of 1994.

    The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such financial derivative contracts is to manage rather than attempt to eliminate fluctuations in interest rate and foreign currency movements. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what are considered straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives.

    Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions, such as the acquisition of Kolynos discussed previously, require external financing.

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

OUTLOOK

    Looking forward into 1996, the Company is well positioned for strong growth in developing markets, particularly Asia and Latin America. However, economic uncertainty in Mexico and Venezuela may continue to impact overall results from Latin America, and its growth may be tempered until these economies become more stable. In addition, the acquisition of Kolynos is currently under review by antitrust authorities in Brazil, which is discussed further in Note 14 -Commitments and Contingencies. Competitive pressures in Western European markets are expected to persist as business in this region will continue to be affected by low economic growth, high unemployment and retail trade consolidation. Movements in foreign currency exchange rates can also impact future operating results as measured in U.S. dollars. Hill's Pet Nutrition is expected to benefit from the strategic focus of its in-house sales force. Savings from the worldwide restructuring announced during 1995 are anticipated to begin in the latter half of 1996 and are expected to reach $100 annually by 1998. The Company expects the worldwide roll-out of Colgate Baking Soda and Colgate Baking Soda & Peroxide, and the continued success of Colgate Total using patented proprietary technology to bolster worldwide oral care leadership and expects new products in all other categories to add potential for further growth. Overall, the global economic situation for 1996 is not expected to be materially different from that experienced in 1995 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects which will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the "Index to Financial Statements" which is located on page 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT

        (a) Security ownership of management set forth in the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference.

        (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth in the Proxy Statement for the 1996 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
        ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

    See the "Index to Financial Statements" which is located on page 14 of this report.

(b) Exhibits. See the exhibit index begins on page 42.

(c) Reports on Form 8-K . None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLGATE-PALMOLIVE COMPANY
                                          (Registrant)

Date March 25, 1996                                     By  /s/ REUBEN MARK
                                               .................................
                                                   Chairman of the Board and
                                                    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


(a) Principal Executive Officer         (c) Principal Accounting Officer

         /s/ REUBEN MARK                      /s/ STEPHEN C. PATRICK
 ...................................     .................................
           Reuben Mark                           Stephen C. Patrick
      Chairman of the Board                        Vice President
   and Chief Executive Officer                  Corporate Controller

Date March 25, 1996                      Date March 25, 1996

(b) Principal Financial Officer         (d) Directors:

             /s/ ROBERT M. AGATE         Vernon R. Alden, Jill K. Conway,
 ..................................       Ronald E. Ferguson, Ellen M. Hancock,
          Robert M. Agate                David W. Johnson, John P. Kendall,
  Senior Executive Vice President        Richard J. Kogan, Delano E. Lewis,
    and Chief Financial Officer          Reuben Mark, Howard B. Wentz, Jr.

Date March 25, 1996                      By     /s/ ANDREW D. HENDRY
                                         ................................
                                                  Andrew D. Hendry
                                                 as Attorney-in-Fact

                                          Date March 25, 1996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                   FORM 10-K





                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995




                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----

FINANCIAL STATEMENTS

Consolidated Statements of Income for the years ended December 31, 1995, 1994 and
1993..................................................................................     15

Consolidated Balance Sheets at December 31, 1995 and 1994.............................     16

Consolidated Statements of Retained Earnings and Changes in Capital Accounts for the
years ended December 31, 1995, 1994 and 1993..........................................     17

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and
1993..................................................................................     18

Notes to Consolidated Financial Statements............................................     19

Financial Statement Schedules for the years ended December 31, 1995, 1994 and 1993:

    II Valuation and Qualifying Accounts..............................................     37

Report of Independent Public Accountants..............................................     40

SELECTED FINANCIAL DATA

Historical Financial Summary..........................................................     41

    All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                  Dollars in Millions Except Per Share Amounts

                                                                   1995        1994        1993
                                                                 --------    --------    --------
Net sales.....................................................   $8,358.2    $7,587.9    $7,141.3
Cost of sales.................................................    4,353.1     3,913.3     3,729.9
                                                                 --------    --------    --------
Gross profit..................................................    4,005.1     3,674.6     3,411.4

Selling, general and administrative expenses..................    2,879.6     2,625.2     2,457.1
Provision for restructured operations.........................      460.5       --          --
Other expense, net............................................       96.1        82.8        71.3
Interest expense, net of interest income of $30.6, $34.2, and
$22.7, respectively...........................................      205.4        86.7        46.8
                                                                 --------    --------    --------
Income before income taxes....................................      363.5       879.9       836.2

Provision for income taxes....................................      191.5       299.7       288.1
                                                                 --------    --------    --------

Income before changes in accounting...........................      172.0       580.2       548.1

Cumulative effect on prior years of accounting changes........      --          --         (358.2)
                                                                 --------    --------    --------
    Net income................................................   $  172.0    $  580.2    $  189.9
                                                                 --------    --------    --------
                                                                 --------    --------    --------

Earnings per common share, primary:
  Income before changes in accounting.........................   $   1.04    $   3.82    $   3.38
  Cumulative effect on prior years of accounting changes......      --          --          (2.30)
                                                                 --------    --------    --------
      Net income per share....................................   $   1.04    $   3.82    $   1.08
                                                                 --------    --------    --------
                                                                 --------    --------    --------

Earnings per common share, assuming full dilution:
  Income before changes in accounting.........................   $   1.02    $   3.56    $   3.15
  Cumulative effect on prior years of accounting changes......      --          --          (2.10)
                                                                 --------    --------    --------
      Net income per share....................................   $   1.02    $   3.56    $   1.05
                                                                 --------    --------    --------
                                                                 --------    --------    --------

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  Dollars in Millions Except Per Share Amounts

                                                                         1995           1994
                                                                       ---------      ---------
   ASSETS
Current Assets
  Cash and cash equivalents.........................................   $   208.8      $   169.9
  Marketable securities.............................................        47.8           47.6
  Receivables (less allowances of $31.9 and $23.1, respectively)....     1,116.9        1,049.6
  Inventories.......................................................       774.8          713.9
  Other current assets..............................................       211.9          196.7
                                                                       ---------      ---------
    Total current assets............................................     2,360.2        2,177.7

  Property, plant and equipment, net................................     2,155.2        1,988.1
  Goodwill and other intangibles, net...............................     2,741.7        1,671.8
  Other assets......................................................       385.2          304.8
                                                                       ---------      ---------
                                                                       $ 7,642.3      $ 6,142.4
                                                                       ---------      ---------
                                                                       ---------      ---------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable...........................................   $   204.4      $   181.9
  Current portion of long-term debt.................................        37.0           26.0
  Accounts payable..................................................       738.7          694.9
  Accrued income taxes..............................................        76.7           85.1
  Other accruals....................................................       696.3          541.3
                                                                       ---------      ---------
    Total current liabilities.......................................     1,753.1        1,529.2

Long-term debt......................................................     2,992.0        1,751.5
Deferred income taxes...............................................       237.3          295.4
Other liabilities...................................................       980.1          743.4

Shareholders' Equity
  Preferred stock...................................................       403.5          408.4
  Common stock, $1 par value (500,000,000 shares authorized,
183,213,295 shares issued)..........................................       183.2          183.2
  Additional paid-in capital........................................     1,033.7        1,020.4
  Retained earnings.................................................     2,392.2        2,496.7
  Cumulative translation adjustments................................      (513.0)        (439.3)
                                                                       ---------      ---------
                                                                         3,499.6        3,669.4
  Unearned compensation.............................................      (378.0)        (384.1)
  Treasury stock, at cost...........................................    (1,441.8)      (1,462.4)
                                                                       ---------      ---------
    Total shareholders' equity......................................     1,679.8        1,822.9
                                                                       ---------      ---------
                                                                       $ 7,642.3      $ 6,142.4
                                                                       ---------      ---------
                                                                       ---------      ---------

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              Dollars in Millions

                                                                   1995        1994        1993
                                                                 --------    --------    --------
Balance, January 1............................................   $2,496.7    $2,163.4    $2,204.9
ADD:
  Net income..................................................      172.0       580.2       189.9
                                                                 --------    --------    --------
                                                                  2,668.7     2,743.6     2,394.8
                                                                 --------    --------    --------
DEDUCT:
  Dividends declared:
    Series B Convertible Preference Stock, net of income
taxes.........................................................       21.1        21.1        21.1
    Preferred stock...........................................         .5          .5          .5
    Common stock..............................................      254.9       225.3       209.8
                                                                 --------    --------    --------
                                                                    276.5       246.9       231.4
                                                                 --------    --------    --------
Balance, December 31..........................................   $2,392.2    $2,496.7    $2,163.4
                                                                 --------    --------    --------
                                                                 --------    --------    --------

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                              Dollars in Millions

                                             COMMON STOCK         ADDITIONAL        TREASURY STOCK
                                         ---------------------     PAID-IN      ----------------------
                                           SHARES       AMOUNT     CAPITAL        SHARES       AMOUNT
                                         -----------    ------    ----------    ----------    --------
Balance, January 1, 1993..............   160,240,404    $183.2     $   985.3    22,972,891    $  467.3
Shares issued for stock options.......     1,408,105      --             9.6    (1,408,105)      (34.7)
Treasury stock acquired...............   (12,610,423)     --          --        12,610,423       698.1
Other.................................       218,517      --             6.0      (218,517)       (6.7)
                                         -----------    ------    ----------    ----------    --------
Balance, December 31, 1993............   149,256,603     183.2       1,000.9    33,956,692     1,124.0
Shares issued for stock options.......     1,803,574      --             1.6    (1,803,574)      (63.4)
Treasury stock acquired...............    (6,923,325)     --          --         6,923,325       411.1
Other.................................       267,385      --            17.9      (267,385)       (9.3)
                                         -----------    ------    ----------    ----------    --------
Balance, December 31, 1994............   144,404,237     183.2       1,020.4    38,809,058     1,462.4
Shares issued for stock options.......     2,252,955      --            13.7    (2,252,955)      (85.5)
Treasury stock acquired...............    (1,117,099)     --          --         1,117,099        77.7
Other.................................       313,779      --            (0.4)     (313,779)      (12.8)
                                         -----------    ------    ----------    ----------    --------
Balance, December 31, 1995............   145,853,872    $183.2     $ 1,033.7    37,359,423    $1,441.8
                                         -----------    ------    ----------    ----------    --------
                                         -----------    ------    ----------    ----------    --------

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Millions

                                                                    1995        1994       1993
                                                                  ---------    -------    -------
OPERATING ACTIVITIES
  Net income...................................................   $   172.0    $ 580.2    $ 189.9
  Adjustments to reconcile net income to net cash provided by operations:
    Cumulative effect on prior years of accounting changes.....      --          --         358.2
    Restructured operations, net...............................       424.9      (39.1)     (77.0)
    Depreciation and amortization..............................       300.3      235.1      209.6
    Deferred income taxes and other, net.......................       (62.9)      64.7       53.6
    Cash effects of changes in:
      Receivables..............................................       (44.1)     (50.1)    (103.6)
      Inventories..............................................       (26.1)     (44.5)      31.7
      Other current assets.....................................       (42.4)      (7.8)      (4.6)
      Payables and accruals....................................        88.5       90.9       52.6
                                                                  ---------    -------    -------
        Net cash provided by operations........................       810.2      829.4      710.4
                                                                  ---------    -------    -------
INVESTING ACTIVITIES
  Capital expenditures.........................................      (431.8)    (400.8)    (364.3)
  Payment for acquisitions, net of cash acquired...............    (1,300.4)    (146.4)    (171.2)
  Sale of marketable securities and other investments..........         6.2       58.4       33.8
  Other, net...................................................       (17.2)      31.1       49.2
                                                                  ---------    -------    -------
        Net cash used for investing activities.................    (1,743.2)    (457.7)    (452.5)
                                                                  ---------    -------    -------
FINANCING ACTIVITIES
  Principal payments on debt...................................       (17.1)     (88.3)    (200.8)
  Proceeds from issuance of debt, net..........................     1,220.0      316.4      782.1
  Proceeds from outside investors..............................        30.5       15.2       60.0
  Dividends paid...............................................      (276.5)    (246.9)    (231.4)
  Purchase of common stock.....................................        (9.0)    (357.9)    (657.2)
  Proceeds from exercise of stock options and other, net.......        28.3       18.5       21.8
                                                                  ---------    -------    -------
        Net cash provided by (used for) financing activities...       976.2     (343.0)    (225.5)
                                                                  ---------    -------    -------
  Effect of exchange rate changes on cash and cash
equivalents....................................................        (4.3)      (2.9)      (6.2)
                                                                  ---------    -------    -------
  Net increase in cash and cash equivalents....................        38.9       25.8       26.2
  Cash and cash equivalents at beginning of year...............       169.9      144.1      117.9
                                                                  ---------    -------    -------
  Cash and cash equivalents at end of year.....................   $   208.8    $ 169.9    $ 144.1
                                                                  ---------    -------    -------
                                                                  ---------    -------    -------

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid..............................................   $   292.5    $ 261.1    $ 216.4
Interest paid..................................................   $   228.6    $  96.9    $  59.1
Non-cash consideration in payment for acquisitions.............   $    48.9    $   8.0    $  36.3
Principal payments on ESOP debt, guaranteed by the Company.....   $    (4.4)   $  (4.0)   $  (3.4)

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Dollars in Millions Except Per Share Amounts

1. NATURE OF OPERATIONS

    The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpastes, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches, and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and large-format specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen, Kolynos, Ajax, Soupline/Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

    The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                             1995    1994    1993
                                             ----    ----    ----
Oral Care.................................    30%     26%     25%
Personal Care.............................    22%     24%     24%
Household Surface Care....................    16%     17%     17%
Fabric Care...............................    18%     18%     19%
Pet Nutrition.............................     9%     11%     11%


    Company products are marketed under highly competitive conditions. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Product quality, brand recognition and acceptance, and marketing capability largely determine success in the Company's business segments. The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in management's discussion, is an integral part of these financial statements. More than half of the Company's net sales, operating profit and identifiable assets are attributable to overseas operations. Transfers between geographic areas are not significant.

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

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


REVENUE RECOGNITION

    Sales are recorded at the time products are shipped to trade customers. Net sales reflect units shipped at selling list prices reduced by promotion allowances.


ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Investments in short-term securities that do not meet the definition of cash equivalents are classified as marketable securities. Marketable securities are reported at cost, which equals market.


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


GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current and forecasted profitability of a related acquired business. For the three-year period ended December 31, 1995, there

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) were no material adjustments to the carrying values of intangible assets resulting from these evaluations.


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

    For subsidiaries operating in highly inflationary environments, inventories, goodwill and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.


GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

    The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in management's discussion of this report, is an integral part of these financial statements.


3. ACQUISITIONS

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

    The transaction was structured as a multinational acquisition of assets and stock and was accounted for under the purchase method of accounting, with the results of operations of Kolynos included with the results of the Company from January 10, 1995.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


3. ACQUISITIONS--(CONTINUED)

    The acquisition is currently being reviewed by antitrust regulatory authorities in Brazil. The financing used to acquire the Kolynos business was provided by commercial banks and refinanced during the year with long-term obligations.

    The net book value of Kolynos assets was approximately $50.0. The purchase price was allocated to the acquired assets based upon preliminary determination of their respective fair values and is subject to adjustment. The cost in excess of the fair value of acquired assets is being amortized over 40 years.

    The following unaudited pro forma summary combines the results of the operations of the Company and Kolynos as if the acquisition had occurred as of the beginning of 1994 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt incurred and the related income tax effects.

              SUMMARIZED PRO FORMA COMBINED RESULTS OF OPERATIONS


                                           FOR THE YEAR ENDED DECEMBER 31, 1994
                                           ------------------------------------
Net sales...............................                 $7,864.0
Income before income taxes..............                    835.4
Net income..............................                    550.9
Primary earnings per common share.......                     3.62
Fully diluted earnings per common share.                     3.38


    The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Company and Kolynos actually been combined during the year ended December 31, 1994, or the future results of operations of the combined companies. Although the Company intends to operate Kolynos in Brazil as a separate operation, there are certain other benefits that are anticipated to be realized from the implementation of the Company's integration plans which are not included in the pro forma information. The Company believes that future growth opportunities, as well as the benefits of such integration plans when fully implemented, will reduce and eventually more than offset any dilutive impact on earnings per share.

    In addition, during 1995, the Company acquired the Odol oral care business in Argentina, the Barbados Cosmetic Products business in the Caribbean as well as other regional brands in the Oral, Personal and Household Care Segment. The aggregate purchase price of all 1995 acquisitions was $1,321.9.

    During 1994, the Company acquired the Cibaca toothpaste and toothbrush business in India, the NSOA laundry soap business in Senegal, Nevex non-chlorine bleach in Venezuela, and Na Pancha laundry soap in Peru as well as several other regional brands in the Oral, Personal and Household Care segment. The aggregate purchase price of all 1994 acquisitions was $149.8.

    In October 1993, the Company acquired the liquid hand and body soap brands of S.C. Johnson in Europe, the South Pacific and other international locations. During that year, the Company also acquired the Cristasol glass cleaner business in Spain, increased ownership of its Indian operation to majority control and made other investments. The aggregate purchase price of all 1993 acquisitions was $222.5.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


3. ACQUISITIONS--(CONTINUED)
    All of these acquisitions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates of the respective acquisitions. The results of operations have been included in the Consolidated Financial Statements since the respective acquisition dates. The inclusion of pro forma financial data for all acquisitions except Kolynos prior to the dates of acquisition would not have materially affected reported results.


4. RESTRUCTURED OPERATIONS

    In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. As a result of this rationalization, 24 of the 112 factories worldwide will be closed or significantly reconfigured. The worldwide workforce will be reduced by approximately 3,000 employees or 8.5%, of which a reduction of approximately 150 occurred during 1995.

    The changes are expected to be substantially completed during 1997 in facilities around the world, but primarily in North America and Europe. Hill's Pet Nutrition and locations in Asia/Africa and certain Latin American countries, including Mexico, are also affected. The charge includes employee termination costs, expenses associated with the realignment of the Company's global manufacturing operations as well as settlement of contractual obligations.

    The worldwide restructuring program resulted in a 1995 pretax charge of $460.5 ($369.2 net of tax) or $2.54 per share for the year.

    A summary of the restructuring reserve established in 1995 is as follows:


                                              ORIGINAL   UTILIZED   BALANCE AT
                                              RESERVE    IN 1995    END OF YEAR
                                              --------   --------   -----------
Workforce..................................    $ 210.0    $  4.2      $ 205.8
Manufacturing plants.......................      204.1       7.2        196.9
Settlement of contractual obligations......       46.4      13.5         32.9
                                              --------   --------   -----------
Total......................................    $ 460.5    $ 24.9      $ 435.6
                                              --------   --------   -----------
                                              --------   --------   -----------

    Of the restructuring reserve remaining as of December 31, 1995, $100.0 is classified as a current liability, $175.9 as a noncurrent liability and $159.7 as a reduction of fixed assets.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


5. LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt consists of the following at December 31:

                                                                             1995        1994
                                                                           --------    --------
Commercial paper at interest rates ranging from 5.3% to 5.8%............   $1,143.0    $  609.8
Other short-term borrowings, reclassified...............................      235.2       --
ESOP serial notes, guaranteed by the Company, due from 2001 through 2009
at interest rates ranging from 8.2% to 8.9%.............................      390.2       394.6
Medium-term notes due from 1996 through 2003 at interest rates ranging
from 5.5% to 7.2%.......................................................      381.8       397.5
Medium-term notes due from 1997 through 2025 at interest rates ranging
from 6.7% to 7.6%.......................................................      425.8       207.1
7.25% and 7.10% term loans due 1999 and 2000............................      125.0        50.0
4.75% Swiss franc bonds due 1998*.......................................       89.2       --
7.50% Luxembourg franc bonds due 2001*..................................       71.7       --
12.43% Canadian dollar notes due 2030...................................       52.8        57.9
Other...................................................................      114.3        60.6
                                                                           --------    --------
                                                                            3,029.0     1,777.5
Less: current portion of long-term debt.................................       37.0        26.0
                                                                           --------    --------
                                                                           $2,992.0    $1,751.5
                                                                           --------    --------
                                                                           --------    --------

------------

* These bonds have been swapped into U.S. dollar floating rate liabilities.

    Other debt consists of capitalized leases and individual fixed and floating rate issues of less than $30.0 with various maturities. Commercial paper and certain other short-term borrowings are classified as long-term debt in accordance with the Company's intent and ability to refinance such obligations on a long-term basis. The Company has swapped the majority of these liabilities into long-term fixed rates ranging from 5.3% to 8.2%. Scheduled maturities of debt outstanding at December 31, 1995, excluding short-term borrowings reclassified, are as follows: 1996--$37.0; 1997--$142.2; 1998--$179.9; 1999--
$166.5; 2000--$231.6, and $893.6 thereafter.

    At December 31, 1995, the Company had unused credit facilities amounting to $2,093.4. Commitment fees related to credit facilities are not material. The weighted average interest rate on all short-term borrowings as of December 31, 1995 and 1994 was 7.8% and 7.9%, respectively.


6. CAPITAL STOCK AND STOCK COMPENSATION PLANS


PREFERRED STOCK

    Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued and is outstanding. The $4.25 Preferred Stock is redeemable only at the option of the Company.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


6. CAPITAL STOCK AND STOCK COMPENSATION PLANS--(CONTINUED)


PREFERENCE STOCK

    In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into two shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 1995 and 1994, 6,014,615 and 6,091,375 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's ESOP.


SHAREHOLDER RIGHTS PLAN

    Under the Company's Shareholder Rights Plan, each share of the Company's common stock carries with it one Preference Share Purchase Right. The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. When exercisable, each Right entitles a holder to buy one two-hundredth of a share of a new series of preference stock at an exercise price of $87.50.

    If the Company is acquired in a merger or other business combination, each Right will entitle a holder to buy, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 30% or more of the Company's common stock, other than pursuant to a cash tender offer for all shares in which such person or group increases its stake from below 20% to 80% or more of the outstanding shares, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the Right's exercise price.

    Further, at any time after a person or group acquires 30% or more (but less than 50%) of the Company's common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis.

    The Company, at the option of its Board of Directors, may redeem the Rights for $.005 at any time before the acquisition by a person or group of beneficial ownership of 20% or more of its common stock. The Board of Directors is also authorized to reduce the 20% and 30% thresholds to not less than 15%. Unless redeemed earlier, the Rights will expire on October 24, 1998.


INCENTIVE STOCK PLAN

    The Company has a plan which provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. During 1995 and 1994, 155,094 and 80,249 shares, respectively were awarded to employees in accordance with the provisions of the plan.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


6. CAPITAL STOCK AND STOCK COMPENSATION PLANS--(CONTINUED)

STOCK OPTION PLAN


    The Company's 1987 Stock Option Plan provides for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant. At December 31, 1995, 1,779,497 shares of common stock were available for future grants.

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

    Stock option plan activity is summarized below:


                                                 1995                1994
                                           ----------------    ----------------
Options outstanding, January 1..........         10,261,408           9,626,394
Granted.................................          2,581,173           2,528,109
Exercised...............................         (2,252,955)         (1,803,574)
Canceled or expired.....................            (93,731)            (89,521)
                                           ----------------    ----------------
Options outstanding, December 31........         10,495,895          10,261,408
                                           ----------------    ----------------
                                           ----------------    ----------------
Options exercisable, December 31........          6,770,039           6,402,658
                                           ----------------    ----------------
                                           ----------------    ----------------
Option price range at exercise..........   $13.28 to $64.88    $11.88 to $57.94
                                           ----------------    ----------------
                                           ----------------    ----------------
Option price range, December 31.........   $19.53 to $99.79    $13.28 to $99.79
                                           ----------------    ----------------
                                           ----------------    ----------------

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This Statement is effective beginning in 1996, with earlier application permitted. Although the statement encourages entities to adopt the fair value based method of accounting for employee stock options, the Company intends to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Adoption of SFAS 123 will require the Company to disclose additional information relating to the stock option plan and the Company's pro forma net income and earnings per share, as if the options granted were expensed at their estimated fair value at the time of grant.


7. EMPLOYEE STOCK OWNERSHIP PLAN

    In 1989, the Company expanded its employee stock ownership plan (ESOP) through the introduction of a leveraged ESOP covering certain employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. The long-term notes, which are guaranteed by the Company, are recorded on the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase
6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


7. EMPLOYEE STOCK OWNERSHIP PLAN--(CONTINUED)

two common shares for the comparable six-month period. Each share may be converted by the Trustee into two shares of common stock.

    Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with Company contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1995, 1,190,498 shares were allocated to participant accounts.

    Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings.

    Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $8.3 in 1995, $8.0 in 1994 and $7.9 in 1993. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

    Interest incurred on the ESOP's notes amounted to $33.9 in 1995, $34.2 in 1994 and $34.5 in 1993. The Company paid dividends on the stock held by the ESOP of $31.7 in 1995, $32.3 in 1994 and $32.7 in 1993. Company contributions to the ESOP were $6.4 in 1995 and $5.7 in 1994 and 1993.


8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS


RETIREMENT PLANS

    The Company, its U.S. subsidiaries and a majority of its overseas subsidiaries maintain pension plans covering substantially all of their employees. Most plans provide pension benefits that are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to trustees in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government obligations.

    Net periodic pension expense of the plans includes the following components:

                                                      1995                 1994                 1993
                                               ------------------    -----------------    -----------------
                                                U.S.     OVERSEAS     U.S.    OVERSEAS     U.S.    OVERSEAS
                                               -------   --------    ------   --------    ------   --------

Service cost--benefits earned during the
period.......................................  $  19.1    $ 15.4     $ 23.1    $ 17.9     $ 18.7    $ 12.3
Interest cost on projected benefit
obligation...................................     64.5      16.8       63.1      15.3       64.2      15.4
Actual return on plan assets.................   (134.7)    (13.0)      (3.1)     (2.2)     (95.2)    (15.2)
Net amortization and deferral................     61.5       4.7      (69.1)     (7.0)      19.5       7.1
                                               -------   --------    ------   --------    ------   --------
Net pension expense..........................  $  10.4    $ 23.9     $ 14.0    $ 24.0     $  7.2    $ 19.6
                                               -------   --------    ------   --------    ------   --------
                                               -------   --------    ------   --------    ------   --------

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

   The following table sets forth the funded status of the plans at December 31:

                                                                1995                    1994
                                                         -------------------     -------------------
                                                          U.S.      OVERSEAS      U.S.      OVERSEAS
                                                         -------    --------     -------    --------

Plan assets at fair value.............................   $ 817.5    $  157.2     $ 739.2    $  137.3
                                                         -------    --------     -------    --------
Actuarial present value of benefit obligations:
  Vested obligation...................................     806.5       223.5       676.6       189.4
  Nonvested obligation................................      57.7        23.5        52.0        21.5
                                                         -------    --------     -------    --------
Accumulated benefit obligation........................     864.2       247.0       728.6       210.9
Additional benefits related to assumed future
compensation levels...................................      58.1        37.2        43.6        30.4
                                                         -------    --------     -------    --------
Projected benefit obligation..........................     922.3       284.2       772.2       241.3
                                                         -------    --------     -------    --------
Plan assets (less than) projected benefit
obligation............................................    (104.8)     (127.0)      (33.0)     (104.0)
Deferral of net actuarial changes and other, net......     161.4         6.7        96.7        (3.3)
Unrecognized prior service cost.......................      21.1         2.1        21.9         3.3
Unrecognized transition asset.........................     (28.3)       (3.6)      (36.2)       (4.3)
Additional liability..................................     --            (.2)      --            (.7)
                                                         -------    --------     -------    --------
Prepaid (accrued) pension cost recognized in the
Consolidated Balance Sheets...........................   $  49.4    $ (122.0)    $  49.4    $ (109.0)
                                                         -------    --------     -------    --------
                                                         -------    --------     -------    --------

    The actuarial assumptions used to determine the projected benefit obligation of the plans were as follows:

                                                                                     OVERSEAS
                                                              U.S.              (WEIGHTED AVERAGE)
                                                      --------------------    -----------------------
                                                      1995    1994    1993    1995     1994     1993
                                                      ----    ----    ----    -----    -----    -----
Settlement rates...................................   7.00%   8.75%   7.25%    8.46%    8.38%    7.83%
Long-term rates of compensation increase...........   5.50%   5.75%   5.75%    5.47%    5.53%    5.30%
Long-term rates of return on plan assets...........   9.25%   9.25%   9.25%   10.50%   10.88%   10.32%

    When remeasuring the pension obligation, the Company reassesses each actuarial assumption. In accordance with generally accepted accounting principles, the settlement rate assumption is pegged to long-term bond rates to reflect the cost to satisfy the pension obligation currently, while the other assumptions reflect the long-term outlook of rates of compensation increases and return on assets.


OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 required the Company to change its method of accounting for its postretirement life and health care benefits provided to retirees from the "pay-as-you-go" basis to accruing such costs over the working lives of the employees. The Company utilizes a portion of its leveraged ESOP, in the form of

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

future retiree contributions, to reduce its obligation to provide these postretirement benefits. Postretirement benefits currently are not funded. The Company also adopted SFAS 112, "Employers' Accounting for Postemployment Benefits." SFAS 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement.

    The cumulative effect on prior years of adopting SFAS 106 and 112 as of January 1, 1993 resulted in a pretax charge during 1993 of $195.7 ($129.2 aftertax or $.83 per share), of which $189.5 related to SFAS 106 and $6.2 related to SFAS 112. This non-cash charge represented the accumulated benefit obligation net of related accruals previously recorded by the Company as of January 1, 1993.

    Postretirement benefits expense includes the following components:

                                                        1995     1994     1993
                                                        -----    -----    -----
Service cost--benefits earned during the period......   $ 1.9    $ 2.2    $ 3.7
Annual ESOP allocation...............................    (4.2)    (5.7)    (6.2)
Interest cost on accumulated postretirement benefit
obligation...........................................    13.7     14.2     16.4
Amortization of unrecognized net (gain)..............    (3.4)     (.1)    --
                                                        -----    -----    -----
    Net postretirement expense.......................   $ 8.0    $10.6    $13.9
                                                        -----    -----    -----
                                                        -----    -----    -----

    The actuarial present value of postretirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets is comprised of the following components, at December 31:

                                                              1995      1994
                                                             ------    ------
Retirees..................................................   $145.2    $144.9
Active participants eligible for retirement...............      2.0       2.9
Other active participants.................................      9.2      17.0
                                                             ------    ------
Accumulated postretirement benefit obligation.............    156.4     164.8
Unrecognized net gain.....................................     44.4      38.5
                                                             ------    ------
Accrued postretirement benefit liability..................   $200.8    $203.3
                                                             ------    ------
                                                             ------    ------

    The principal actuarial assumptions used in the measurement of the accumulated benefit obligation were as follows:

                                                                     1995      1994      1993
                                                                     -----     -----     -----
Discount rate....................................................     7.00%     8.75%     7.25%
Current medical cost trend rate..................................     8.00%    10.00%    10.00%
Ultimate medical cost trend rate.................................     5.00%     6.25%     5.00%
Medical cost trend rate decreases ratably to ultimate in year....     1999      2001      2001
ESOP growth rate.................................................    10.00%    10.00%    10.00%

    When remeasuring the accumulated benefit obligation, the Company reassesses each actuarial assumption.

    The cost of these postretirement medical benefits is dependent upon a number of factors, the most significant of which is the rate at which medical costs increase in the future. The effect of a 1% increase

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts

8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $12.5; annual expense would not be materially affected.


9. INCOME TAXES

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The one-time non-cash charge for the recalculation of income taxes was $229.0 ($1.47 per share), which was recorded in 1993.

    The provision for income taxes on income before changes in accounting consists of the following for the years ended December 31:

                                                  1995      1994      1993
                                                 ------    ------    ------
United States.................................   $ 18.0    $ 43.3    $ 75.9
Overseas......................................    173.5     256.4     212.2
                                                 ------    ------    ------
                                                 $191.5    $299.7    $288.1
                                                 ------    ------    ------
                                                 ------    ------    ------

    Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable (lower) higher than the total provision for income taxes as follows:

                                                 1995      1994      1993
                                                ------    ------    ------
Excess of tax over book depreciation.........   $(18.9)   $(32.8)   $(18.7)
Net restructuring accrual (spending).........     70.5     (19.0)    (24.2)
Other, net...................................     (5.3)      5.6     (13.8)
                                                ------    ------    ------
                                                $ 46.3    $(46.2)   $(56.7)
                                                ------    ------    ------
                                                ------    ------    ------

    The components of income before income taxes are as follows for the three years ended December 31:

                                                1995       1994      1993
                                               -------    ------    ------
United States...............................   $(121.1)   $181.8    $256.9
Overseas....................................     484.6     698.1     579.3
                                               -------    ------    ------
                                               $ 363.5    $879.9    $836.2
                                               -------    ------    ------
                                               -------    ------    ------

    The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

                       % OF INCOME BEFORE TAX           1995     1994     1993
                       ----------------------           ----     ----     ----
Tax at U.S. statutory rate..........................    35.0%    35.0%    35.0%
State income taxes, net of federal benefit..........      .6       .6       .7
Earnings taxed at other than U.S. statutory rate....     (.4)     (.3)     (.2)
Restructured operations.............................    18.4      --       --
Other, net..........................................     (.9)    (1.2)    (1.0)
                                                        ----     ----     ----
Effective tax rate..................................    52.7%    34.1%    34.5%
                                                        ----     ----     ----
                                                        ----     ----     ----

                           COLGATE-PALMOLIVE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                  Dollars in Millions Except Per Share Amounts

9. INCOME TAXES--(CONTINUED)
    In addition, net tax benefits of $6.8 in 1995 and $16.0 in 1994 were recorded directly through equity.

    The components of deferred taxes are as follows at December 31:

                                                          1995        1994
                                                         -------     -------
Deferred Taxes--Current:
  Accrued liabilities, not deductible until paid.....    $  64.1     $  68.6
  Restructuring......................................       20.0       --
  Other, net.........................................       13.9         8.1
                                                         -------     -------
  Total deferred taxes current.......................       98.0        76.7
                                                         -------     -------
Deferred Taxes--Long-term:
  Intangible assets, not amortized for tax
purposes.............................................     (212.2)     (211.4)
  Property, plant and equipment, principally due to
differences in depreciation..........................     (215.9)     (196.6)
  Postretirement and postemployment benefits, past
service cost.........................................       73.1        71.1
  Restructuring......................................      141.1        14.1
  Tax loss and tax credit carryforwards..............      124.8        81.5
  Other, net.........................................      (30.0)      (21.7)
  Valuation allowance................................     (118.2)      (32.4)
                                                         -------     -------
  Total deferred taxes long-term.....................     (237.3)     (295.4)
                                                         -------     -------
    Net deferred taxes--(liabilities)................    $(139.3)    $(218.7)
                                                         -------     -------
                                                         -------     -------

    The major component of the 1995 and 1994 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized.

10. FOREIGN CURRENCY TRANSLATION

    Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were as follows:

                                                   1995       1994       1993
                                                  -------    -------    -------
Balance, January 1.............................   $(439.3)   $(372.9)   $(308.5)
Effect of balance sheet translations...........     (73.7)     (66.4)     (64.4)
                                                  -------    -------    -------
Balance, December 31...........................   $(513.0)   $(439.3)   $(372.9)
                                                  -------    -------    -------
                                                  -------    -------    -------

    Foreign currency charges, resulting from the translation of balance sheets of subsidiaries operating in highly inflationary environments and from foreign currency transactions, were not material in the years presented.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


11. EARNINGS PER SHARE

    Primary earnings per share are determined by dividing net income, after deducting preferred stock dividends net of related tax benefits ($21.6 in 1995, 1994 and 1993) by the weighted average number of common shares outstanding (145.2 million in 1995, 146.2 million in 1994 and 155.9 million in 1993).

    Earnings per common share assuming full dilution, are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options, unless the effect of such conversion is antidilutive. This calculation also assumes, if applicable, reduction of available income by pro forma ESOP replacement funding, net of income taxes.

12. INCOME STATEMENT INFORMATION

    Other expense, net consists of the following for the years ended December
31:

                                                      1995      1994      1993
                                                     ------    ------    ------
Amortization of intangibles.......................   $ 87.7    $ 56.3    $ 51.2
Earnings from equity investments..................     (7.3)     (1.3)     (7.4)
Minority interest.................................     37.1      37.8      27.5
Other.............................................    (21.4)    (10.0)     --
                                                     ------    ------    ------
                                                     $ 96.1    $ 82.8    $ 71.3
                                                     ------    ------    ------
                                                     ------    ------    ------

    The following is a comparative summary of certain expense information for the years ended December 31:

                                                      1995      1994      1993
                                                     ------    ------    ------
Interest incurred.................................   $250.7    $130.6    $ 81.3
Interest capitalized..............................     14.7       9.7      11.8
                                                     ------    ------    ------
Interest expense..................................   $236.0    $120.9    $ 69.5
                                                     ------    ------    ------
                                                     ------    ------    ------

Research and development..........................   $156.7    $147.1    $139.9
Maintenance and repairs...........................   $108.2    $110.1    $107.8
Media advertising.................................   $561.3    $543.2    $508.3

13. BALANCE SHEET INFORMATION

    Supplemental balance sheet information is as follows:

                       INVENTORIES                            1995      1994
----------------------------------------------------------   ------    ------
[S]                                                          [C]       [C]
Raw materials and supplies................................   $313.8    $280.3
Work-in-process...........................................     38.3      38.4
Finished goods............................................    422.7     395.2
                                                             ------    ------
                                                             $774.8    $713.9
                                                             ------    ------
                                                             ------    ------

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


13. BALANCE SHEET INFORMATION--(CONTINUED)

    Inventories valued under LIFO amounted to $207.2 at December 31, 1995 and $163.6 at December 31, 1994. The excess of current cost over LIFO cost at the end of each year was $42.9 and $39.6, respectively. In 1995 and 1994, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory quantities. The effect was to increase income by $1.4 and $2.8 in 1995 and 1994, respectively.

      PROPERTY, PLANT AND EQUIPMENT, NET               1995         1994
      ------------------------------------             -----        -----
Land..............................................   $   126.0    $    94.9
Buildings.........................................       623.1        549.3
Machinery and equipment...........................     2,850.3      2,459.2
                                                     ---------    ---------
                                                       3,599.4      3,103.4
Accumulated depreciation..........................    (1,444.2)    (1,115.3)
                                                     ---------    ---------
                                                     $ 2,155.2    $ 1,988.1
                                                     ---------    ---------
                                                     ---------    ---------

      GOODWILL AND OTHER INTANGIBLE ASSETS, NET         1995        1994
      -----------------------------------------        -----       ------
Goodwill and other intangibles....................   $ 3,037.0    $ 1,879.4
Accumulated amortization..........................      (295.3)      (207.6)
                                                      --------     --------
                                                      $2,741.7     $1,671.8
                                                      --------     --------
                                                      --------     --------

          OTHER ACCRUALS                                 1995      1994
          --------------                                ------    ------
[S]                                                     [C]       [C]
Accrued payroll and employee benefits...............    $271.0    $233.0
Accrued advertising.................................     117.6     105.4
Accrued interest....................................      46.0      38.6
Accrued taxes other than income taxes...............      51.1      42.4
Restructuring accrual...............................     100.0      --
Other...............................................     110.6     121.9
                                                        ------    ------
                                                        $696.3    $541.3
                                                        ------    ------
                                                        ------    ------

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In assessing the fair value of financial instruments at December 31, 1995 and 1994, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


13. BALANCE SHEET INFORMATION--(CONTINUED)

    The estimated fair value of the Company's financial instruments at December 31, are summarized as follows:

                                                                1995                    1994
                                                        --------------------    --------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                        --------    --------    --------    --------

Assets:
  Cash and cash equivalents..........................   $  208.8    $  208.8    $  169.9    $  169.9
  Marketable securities..............................       47.8        47.8        47.6        47.6
  Long-term investments..............................       13.3        14.2        22.2        20.0

Liabilities:
  Notes and loans payable............................     (204.4)     (204.4)     (181.9)     (181.9)
  Long-term debt, including current portion..........   (3,029.0)   (3,161.1)   (1,777.5)   (1,760.1)
  Other liabilities:
    Foreign exchange contracts.......................         .4         1.3       (11.0)      (10.2)
    Interest rate instruments........................      (11.0)      (68.1)      (14.2)      (10.8)

Equity:
  Foreign exchange contracts
    --hedge investment in subsidiaries...............       (2.3)       (2.1)       (4.0)       (3.4)


FINANCIAL INSTRUMENTS AND RATE RISK MANAGEMENT

    The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to manage rather than attempt to eliminate fluctuations in interest rate and foreign currency movements. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives.

    The Company primarily uses interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt in order to manage interest rate exposures in a manner consistent with achieving a targeted fixed to variable interest rate ratio. The net effective cash payment of these financial derivative instruments combined with the related interest payments on the debt that they hedge are accounted for as interest expense. Those interest rate instruments that do not qualify as hedge instruments for accounting purposes are marked to market and carried on the balance sheets at fair value. As of December 31, 1995 and 1994, the Company had agreements outstanding with an aggregate notional amount of $1,142.2 and $222.0, respectively, with maturities through 2025.

    The Company uses forward exchange contracts principally to hedge foreign currency exposures associated with its net investment in foreign operations and overseas debt. This hedging minimizes the impact of foreign exchange rate movements on the Company's financial position. The terms of these contracts are generally less than five years.

    As of December 31, 1995 and 1994, the Company had approximately $972.0 and $397.6, respectively, of outstanding foreign exchange contracts. At December 31, 1995 approximately 10% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 50% hedged intercompany loans, 30% hedged third-party firm commitments, and the remaining 10% hedged

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts



13. BALANCE SHEET INFORMATION--(CONTINUED)

certain transactions that are anticipated to settle in accordance with their identified terms. The Company makes net settlements for foreign exchange contracts at maturity, based on rates agreed to at inception of the contracts.

    Gains and losses from contracts that hedge the Company's investments in its foreign subsidiaries are shown in the cumulative translation adjustments account included in shareholders' equity. Gains and losses from contracts that hedge firm commitments (including intercompany loans) are recorded in the balance sheets as a component of the related receivable or payable until realized, at which time they are recognized in the statements of income.

    The contracts that hedge anticipated sales and purchases do not qualify as hedges for accounting purposes. Accordingly, the related gains and losses are calculated using the current forward foreign exchange rates and are recorded in the statements of income as other expense, net. These contracts mature within eighteen months.

    The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract only with counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1995 was not significant.


14. COMMITMENTS AND CONTINGENCIES

    Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $68.6 in 1996, $52.7 in 1997, $44.1 in 1998, $38.7 in 1999, $38.9 in 2000 and $213.4 for years thereafter. Rental expense amounted to $91.8 in 1995, $83.4 in 1994 and $91.5 in 1993. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

    The Company has various contractual commitments to purchase raw materials, products and services totaling $165.6 that expire through 1998.

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

    As discussed in Note 3, the acquisition of Kolynos is subject to review by antitrust regulatory authorities in Brazil. While it is not yet possible to definitively determine whether or not approval will be obtained, management believes the acquisition, or some variation thereof, will eventually be approved.


15. MARKET AND DIVIDEND INFORMATION

    The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been

                           COLGATE-PALMOLIVE COMPANY

                  Dollars in Millions Except Per Share Amounts


15. MARKET AND DIVIDEND INFORMATION--(CONTINUED)

paid every year since 1895, and the amount of dividends paid per share has increased for 33 consecutive years.

MARKET PRICE

                                               COMMON STOCK               $4.25 PREFERRED STOCK
                                      ------------------------------  ------------------------------
                                           1995            1994            1995            1994
                                      --------------  --------------  --------------  --------------

            QUARTER ENDED              HIGH    LOW     HIGH    LOW     HIGH    LOW     HIGH    LOW
------------------------------------- ------  ------  ------  ------  ------  ------  ------  ------
March 31............................. $67.88  $58.63  $65.38  $55.63  $67.00  $62.00  $76.00  $72.00
June 30..............................  77.00   66.25   59.50   51.25   71.00   64.50   73.00   68.00
September 30.........................  73.13   65.75   58.63   49.50   71.00   67.50   70.50   67.00
December 31..........................  76.38   66.13   64.75   57.00   72.00   69.00   68.50   62.50
Closing Price........................     $70.25          $63.38          $72.00          $64.00

DIVIDENDS PAID PER SHARE
            QUARTER ENDED                  1995            1994            1995            1994
------------------------------------- --------------  --------------  --------------  --------------
March 31.............................     $ .41           $ .36          $1.0625         $1.0625
June 30..............................      .41             .36            1.0625          1.0625
September 30.........................      .47             .41            1.0625          1.0625
December 31..........................      .47             .41            1.0625          1.0625
    Total............................     $1.76           $1.54           $4.25           $4.25

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     FIRST       SECOND      THIRD         FOURTH
                                                    QUARTER     QUARTER     QUARTER       QUARTER
                                                    --------    --------    --------      --------
1995
Net sales........................................   $1,980.3    $2,090.7    $2,134.4      $2,152.8
Gross profit.....................................      969.8       980.1     1,024.7       1,030.5
Net income (loss)................................      156.5       143.2      (250.2)(1)     122.5

Earnings (loss) per common share:
  Primary........................................       1.05         .95       (1.76)(1)       .80
  Assuming full dilution(2)......................        .97         .88       (1.76)(1)       .76
1994
Net sales........................................   $1,770.0    $1,891.1    $1,930.7      $1,996.1
Gross profit.....................................      862.1       902.7       951.8         958.0
Net income.......................................      149.6       142.5       151.0         137.1
Earnings per common share:
  Primary........................................        .98         .93        1.00           .91
  Assuming full dilution.........................        .91         .87         .93           .85

------------

(1) The third quarter of 1995 includes a provision for restructured operations of $460.5 ($369.2 aftertax) or $2.54 per share on a primary basis and $2.50 per share on a fully diluted basis.

(2) The sum of the quarterly fully diluted earnings (loss) per share amounts in 1995 is not equal to the full year because the computations of the weighted average number of shares outstanding and the potential impact of dilutive securities for each quarter and for the full year are made independently.

                                                                     SCHEDULE II

                           COLGATE-PALMOLIVE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                             (DOLLARS IN MILLIONS)

                  COLUMN A                      COLUMN B          COLUMN C           COLUMN D     COLUMN E
--------------------------------------------   ----------    -------------------    ----------    --------
                                                                  ADDITIONS
                                                             -------------------

                                                                                                  BALANCE
                                               BALANCE AT    CHARGED TO                            AT END
                                               BEGINNING     COSTS AND                               OF
                DESCRIPTION                    OF PERIOD      EXPENSES     OTHER    DEDUCTIONS     PERIOD
--------------------------------------------   ----------    ----------    -----    ----------    --------
Allowance for doubtful accounts.............     $ 23.1        $ 12.5      $ 4.4(4)    $8.1(1)     $ 31.9
                                               ----------       -----      -----        ---       --------
Accumulated amortization of goodwill and
other intangibles...........................     $207.6        $ 87.7      $--        -$-          $295.3
                                               ----------       -----      -----        ---       --------

Valuation allowance for deferred tax
assets......................................     $ 32.4        $ 69.9(3)   $24.4(2)    $8.5(2)     $118.2
                                               ----------       -----      -----        ---       --------

------------

NOTES:

(1) Uncollectible accounts written off and cash discounts allowed.

(2) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.

(3) Allowance for tax benefits from restructured operations in certain jurisdictions not expected to be realized.

(4) Other adjustments.

                                                                     SCHEDULE II

                           COLGATE-PALMOLIVE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                             (DOLLARS IN MILLIONS)

                COLUMN A                     COLUMN B            COLUMN C            COLUMN D     COLUMN E
-----------------------------------------   ----------    ----------------------    ----------    --------
                                                                ADDITIONS
                                                          ----------------------

                                                                                                  BALANCE
                                            BALANCE AT    CHARGED TO                               AT END
                                            BEGINNING     COSTS AND                                  OF
               DESCRIPTION                  OF PERIOD      EXPENSES      OTHER      DEDUCTIONS     PERIOD
-----------------------------------------   ----------    ----------    --------    ----------    --------

                                                                                       $5.6(1)
                                                                                         .6(3)
                                                                                        ---
Allowance for doubtful accounts..........     $ 24.9        $  4.4         $--         $6.2        $ 23.1
                                            ----------       -----        ---           ---       --------
Accumulated amortization of goodwill and
other intangibles........................     $151.2        $ 56.4         $--         $ --        $207.6
                                            ----------       -----        ---           ---       --------
Valuation allowance for deferred tax
assets...................................     $ 28.3        $  4.1(2)      $--         $ --        $ 32.4
                                            ----------       -----        ---           ---       --------

------------

NOTES:

(1) Uncollectible accounts written off and cash discounts allowed.

(2) Allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.

(3) Other adjustments.

                           COLGATE-PALMOLIVE COMPANY

               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                             (DOLLARS IN MILLIONS)

                  COLUMN A                       COLUMN B          COLUMN C           COLUMN D     COLUMN E
---------------------------------------------   ----------    -------------------    ----------    --------
                                                                   ADDITIONS
                                                              -------------------

                                                                                                   BALANCE
                                                BALANCE AT    CHARGED TO                            AT END
                                                BEGINNING     COSTS AND                               OF
                 DESCRIPTION                    OF PERIOD      EXPENSES     OTHER    DEDUCTIONS     PERIOD
---------------------------------------------   ----------    ----------    -----    ----------    --------

                                                                                       $  1.2(1)
                                                                                          9.1(2)
                                                                                           .2(4)
                                                                                        -----
Allowance for doubtful accounts..............     $ 21.8        $ 13.6      $ --       $ 10.5       $ 24.9
                                                ----------       -----      -----       -----      --------
Accumulated amortization of goodwill and
other intangibles............................     $100.0        $ 51.2      $ --       $--          $151.2
                                                ----------       -----      -----       -----      --------
Valuation allowance for deferred tax
assets.......................................     $--           $ 22.0(3)   $6.3 (3)   $--          $ 28.3
                                                ----------       -----      -----       -----      --------

------------

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

(4) Other adjustments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders of Colgate-Palmolive Company:



    We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in the accompanying notes to the consolidated financial statements, in 1993, the Company adopted three new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          /s/ ARTHUR ANDERSEN LLP



New York, New York
February 7, 1996

                           COLGATE-PALMOLIVE COMPANY

                        HISTORICAL FINANCIAL SUMMARY(1)

                  Dollars in Millions Except Per Share Amounts

                                                1995        1994        1993        1992        1991        1990        1989
                                              --------    --------    --------    --------    --------    --------    --------
OPERATIONS
Net sales..................................   $8,358.2    $7,587.9    $7,141.3    $7,007.2    $6,060.3    $5,691.3    $5,038.8
Results of operations:
 Net income................................      172.0(2)    580.2(3)    189.9(4)    477.0       124.9(5)    321.0       280.0
 Per share, primary........................       1.04(2)     3.82(3)     1.08(4)     2.92         .77(5)     2.28        1.98
 Per share, assuming full dilution.........       1.02(2)     3.56(3)     1.05(4)     2.74         .75(5)     2.12        1.90
Depreciation and amortization expense......      300.3       235.1       209.6       192.5       146.2       126.2        97.0
FINANCIAL POSITION
Working capital............................      607.1       648.5       676.4       635.6       596.0       516.0       907.5
Current ratio..............................        1.3         1.4         1.5         1.5         1.5         1.4         1.9
Property, plant and equipment, net.........    2,155.2     1,988.1     1,766.3     1,596.8     1,394.9     1,362.4     1,105.4
Capital expenditures.......................      431.8       400.8       364.3       318.5       260.7       296.8       210.0
Total assets...............................    7,642.3     6,142.4     5,761.2     5,434.1     4,510.6     4,157.9     3,536.5
Long-term debt.............................    2,992.0     1,751.5     1,532.4       946.5       850.8     1,068.4     1,059.5
Shareholders' equity.......................    1,679.8     1,822.9     1,875.0     2,619.8     1,866.3     1,363.6     1,123.2
SHARE AND OTHER
Book value per common share................      11.34       12.45       12.40       16.21       12.54       10.12        8.39
Cash dividends declared per common share...       1.76        1.54        1.34        1.15        1.02         .90         .78
Cash dividends paid per common share.......       1.76        1.54        1.34        1.15        1.02         .90         .78
Closing price..............................      70.25       63.38       62.38       55.75       48.88       36.88       31.75
Number of common shares outstanding (in
 millions)                                       145.8       144.4       149.3       160.2       147.3       133.2       132.2
Number of shareholders of record:
 $4.25 Preferred...........................        380         400         450         470         460         500         500
 Common....................................     46,600      44,100      40,300      36,800      34,100      32,000      32,400
Average number of employees................     37,300      32,800      28,000      28,800      24,900      24,800      24,100



                                               1988        1987        1986
                                             --------    --------    --------
OPERATIONS
Net sales..................................  $4,734.3    $4,365.7    $3,768.7
Results of operations:
 Net income................................     152.7(6)       .9(8)    114.8
 Per share, primary........................      1.11(6)      .01(8)      .81
 Per share, assuming full dilution.........      1.10(6)      .01(8)      .81
Depreciation and amortization expense......      82.0        70.1        60.3
FINANCIAL POSITION
Working capital............................     710.9       439.5       428.7
Current ratio..............................       1.7         1.3         1.4
Property, plant and equipment, net.........   1,021.6     1,201.8     1,113.7
Capital expenditures.......................     238.7       285.8       220.9
Total assets...............................   3,217.6     3,227.7     2,845.9
Long-term debt.............................     674.3       694.1       522.0
Shareholders' equity.......................   1,150.6       941.1       979.9
SHARE AND OTHER
Book value per common share................      8.24        6.77        6.91
Cash dividends declared per common share...       .55(7)     .695         .68
Cash dividends paid per common share.......       .74        .695         .68
Closing price..............................     23.50       19.63       20.44
Number of common shares outstanding (in
 millions)                                      138.1       137.2       140.1
Number of shareholders of record:
 $4.25 Preferred...........................       550         600         600
 Common....................................    33,200      33,900      35,900
Average number of employees................    24,700      37,400      37,900

------------
(1) All share and per share amounts have been restated to reflect the 1991 two-for-one stock split.
(2) Income in 1995 includes a net provision for restructured operations of $369.2 ($2.54 per share on a primary basis or $2.50 per share on a fully diluted basis).
(3) Income in 1994 includes a one-time charge of $5.2 for the sale of a non-core business, Princess House.
(4) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2 ($2.30 per share on a primary basis or $2.10 on a fully diluted basis).
(5) Income in 1991 includes a net provision for restructured operations of $243.0 ($1.80 per share on a primary basis or $1.75 per share on a fully diluted basis).
(6) Income in 1988 includes Hill's service agreement renegotiation net charge of $42.0 ($.30 per share on both a primary and fully diluted basis).
(7) Due to timing differences, 1988 includes three dividend declarations while all other years include four dividend declarations.
(8) Income in 1987 includes a net provision for restructured operations of $144.8 ($1.06 per share on a primary basis or $1.05 per share on a fully diluted basis).

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31,1995

                           COMMISSION FILE NO. 1-644

EXHIBIT NO.                                DESCRIPTION
-----------   ----------------------------------------------------------------------

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

  10-B  a)    Colgate-Palmolive Company Executive Incentive Compensation Plan, as
              amended. (Registrant hereby incorporates by reference Exhibit 10-B (a)
              to its Annual Report on Form 10-K for the year ended December 31,
              1994, File No. 1-644-2.)

        b)    Colgate-Palmolive, as amended Company Executive Incentive Compensation
              Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-B
              (b) to its Annual Report on Form 10-K for the year ended December 31,
              1987, File No. 1-644-2.)

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

  10-D  a)    Lease dated August 15, 1978 between Harold Uris, d/b/a Uris Holding
              Company, and Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 2(b) to its Annual Report on Form
              10-K for the year ended December 31, 1978, File No. 1-644-2.)

        b)    First Supplemental Amendment dated as of January 1, 1989, between The
              Bank of New York as trustee under the will of Harold D. Uris, deceased, d/b/a Uris Holding Company, and Colgate-Palmolive Company.
              (Registrant hereby incorporates by reference Exhibit 10-D (b) to its
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1995,
              File No. 1-644.)

        c)    Second Supplemental Agreement dated as of March 15, 1995, between The
              Bank of New York as trustee under the will of Harold D. Uris, deceased, and Colgate-Palmolive Company. (Registrant hereby incorporates

EXHIBIT NO.                                DESCRIPTION
-----------   ----------------------------------------------------------------------
              by reference Exhibit 10-D (c) to its Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1995, File No. 1-644.)

  10-E  a)    Colgate-Palmolive Company Executive Severance Plan, as amended.

        b)    Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant
              hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

  10-F Colgate-Palmolive Company Pension Plan for Outside Directors, as amended.

  10-G        Colgate-Palmolive Company Stock Purchase Plan for Non-Employee
              Directors. (Registrant hereby incorporates by reference Exhibit 10-G to its Annual Report on Form 10-K for the year ended December 31, 1988, File No. 1-644-2.)

  10-H        Colgate-Palmolive Company Restated and Amended Deferred Compensation
              Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1991, File No. 1-6442.)

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

  10-O        U.S. $250,000,000 364 Day Credit Agreement dated as of April 8, 1994.
              (Registrant hereby incorporates by reference Exhibit 10-P to its
              Quaterly Report on Form 10-Q for the quarter ended June 30, 1994, File
              No. 1-644-2.)

  10-P        U.S. $400,000,000 Credit Agreement dated as of January 8, 1995.
              (Registrant hereby incorporates by reference Exhibit 10-P to its
              Annual Report on Form 10-K for the year ended December 31, 1994, File
              No. 1-644-2.)

EXHIBIT NO.                                DESCRIPTION
-----------   ----------------------------------------------------------------------
  10-Q        U.S. $770,000,000 Five Year Credit Agreement dated as of January 8,
              1995. (Registrant hereby incorporates by reference Exhibit 10-Q to its
              Annual Report on Form 10-K for the year ended December 31, 1994, File
              No. 1-644-2.)

  10-R        U.S. $330,000,000 364 Day Credit Agreement dated as of January 8,
              1995. (Registrant hereby incorporates by reference Exhibit 10-R to its
              Annual Report on Form 10-K for the year ended December 31, 1994, File
              No. 1-644-2.)

  10-S        Colgate-Palmolive Company Non-Employee Director Stock Option Plan.

  10-T        U.S. $900,000,000 Five Year Credit Agreement dated as of March 24,
              1995. (Registrant hereby incorporates by reference Exhibit 10-O to its
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1995,
              File No. 1-644-2.)

  10-U        U.S. $1,000,000,000 364 Day Credit Agreement dated as of March 24,
              1995. (Registrant hereby incorporates by reference Exhibit 10-P to its
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1995,
              File No. 1-644-2.)

  11          Statement re Computation of Earnings Per Common Share.

  12          Statement re Computation of Ratio of Earnings to Fixed Charges.

  21          Subsidiaries of the Registrant.

  23          Consent of Independent Public Accountants.

  24          Powers of Attorney.

  27          Financial Data Schedule.

------------

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