Form 10-Q
period 1996-03-31
COLGATE PALMOLIVE CO
filed 1996-05-10
CIK 21665

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________.

  Commission File Number 1-644
                           ---


                            COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 13-1815595
            --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)
300 PARK AVENUE, NEW YORK, NEW YORK                             10022
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (212) 310-2000

- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                     NO CHANGES
- --------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                 Shares Outstanding              Date
- ----------------------        ------------------        ----------------
Common, $1.00 par value             146,436,788            April 30, 1996

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.   FINANCIAL INFORMATION
- -------   ---------------------

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

- ------------------------------------------------------------------------

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------

                                                        1996      1995
                                                      --------  --------
Net sales                                             $2,053.7  $1,980.3
Cost of sales                                          1,050.4   1,010.5
                                                      --------  --------
Gross profit                                           1,003.3     969.8
                                                      --------  --------

Selling, general and administrative                      733.8     685.2
  expenses
Interest expense (net of interest income
  of $9.3 and $9.1, respectively)                         47.1      43.8
                                                      --------  --------
                                                         780.9     729.0
                                                      --------  --------

Income before income taxes                               222.4     240.8
Provision for income taxes                                78.9      84.3
                                                      --------  --------


Net income                                            $  143.5  $  156.5
                                                      ========  ========

Earnings per common share:
  Primary:
    Net income per share                              $    .95  $   1.05
                                                      ========  ========

  Assuming full dilution:
    Net income per share                              $    .89  $    .97
                                                      ========  ========

Dividends declared per common share*:                 $    .94  $    .82
                                                      ========  ========


*  Includes two dividend declarations in both periods.

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

- ----------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                      March 31, December 31,
                                                        1996        1995
                                                      --------- ------------

Current Assets:
  Cash and cash equivalents                           $  206.9  $  208.8
  Marketable securities                                   52.5      47.8
  Receivables (less allowance of $31.9 in
    both periods)                                      1,105.1   1,116.9
  Inventories                                            810.4     774.8
  Other current assets                                   242.3     211.9
                                                      --------  --------
                                                       2,417.2   2,360.2

Property, Plant and Equipment:
  Cost                                                 3,683.4   3,599.4
  Less:  Accumulated depreciation                      1,484.6   1,444.2
                                                      --------  --------
                                                       2,198.8   2,155.2
                                                      --------  --------

Goodwill and other intangible
  assets (net of accumulated amortization
  of $316.0 and $295.3)                                2,785.5   2,741.7
Other assets                                             400.1     385.2
                                                       -------  --------
                                                      $7,801.6  $7,642.3
                                                      ========  ========


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

- ----------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                      March 31, December 31,
                                                        1996         1995
                                                      --------- ------------

Current Liabilities:
  Notes and loans payable                             $  264.7  $  204.4
  Current portion of long-term debt                       34.0      37.0
  Accounts payable                                       748.6     738.7
  Accrued income taxes                                    95.4      76.6
  Other accruals                                         766.2     696.4
                                                      --------  --------
                                                       1,908.9   1,753.1
                                                      --------  --------


Long-term debt                                         2,953.5   2,992.0
Deferred income taxes                                    242.2     237.3
Other liabilities                                      1,000.0     980.1

Shareholders' Equity:
  Preferred stock                                        402.0     403.5
  Common stock                                           183.2     183.2
  Additional paid-in capital                           1,046.6   1,033.7
  Retained earnings                                    2,397.7   2,392.2
  Cumulative foreign currency
     translation adjustments                            (516.1)   (513.0)
                                                      --------- ---------
                                                       3,513.4   3,499.6

  Unearned compensation                                 (375.1)   (378.0)
  Treasury stock, at cost                             (1,441.3) (1,441.8)
                                                      --------- ---------
                                                       1,697.0   1,679.8
                                                      --------  --------
                                                      $7,801.6  $7,642.3
                                                      ========  ========




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

- ------------------------------------------------------------------------

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------

                                                        1996      1995
                                                      --------  --------

Operating Activities:
- ---------------------

Net cash provided by operating activities             $  175.0  $  138.1
                                                      --------  --------

Investing Activities:
- ---------------------

Capital expenditures                                    (107.4)    (82.6)
Payments for acquisitions, net of cash
  acquired                                               (17.3) (1,216.7)
Purchase of marketable securities and other
  investments, net                                        (2.4)    (34.5)
Other, net                                               (21.4)     (9.6)
                                                      --------- ---------

  Net cash used for investing activities                (148.5) (1,343.4)
                                                      --------- ---------


Financing Activities:
- ---------------------

Principal payments on debt                                (7.3)     (7.4)
Proceeds from issuance of debt, net                       39.2   1,274.9
Dividends paid                                           (69.0)    (59.7)
Purchase of common stock                                   -        (9.0)
Other, net                                                 9.9       7.8
                                                      --------  --------

Net cash (used for) provided by financing
activities                                               (27.2)  1,206.6
                                                      --------- --------

Effect of exchange rate changes on
  cash and cash equivalents                               (1.2)      0.3
                                                      --------- --------
Net (decrease) increase in cash and cash
  equivalents                                             (1.9)      1.6
Cash and cash equivalents at beginning of
  period                                                 208.8     169.9
                                                      --------  --------
Cash and cash equivalents at end of period            $  206.9  $  171.5
                                                      ========  ========




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)

                                   (Unaudited)

1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1996 and 1995 may not be representative of results to be expected for a full year.

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

3.   Inventories by major classes were as follows:

                                        March 31,   December 31,
                                          1996           1995
                                        --------     -----------
     Raw materials and supplies         $ 320.8      $ 313.8
     Work-in-process                       43.6         38.3
     Finished goods                       446.0        422.7
                                        -------     --------
                                        $ 810.4      $ 774.8
                                        =======      =======

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

5. As described in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive acquired the worldwide Kolynos oral care business from American Home Products in January 1995. The acquisition is currently being reviewed by antitrust regulatory authorities in Brazil. While it is not yet possible to definitely determine whether or not approval will be obtained, management believes the acquisition, or some variation thereof, will eventually be approved.

6. As described in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive recorded a charge for restructuring its worldwide manufacturing and administrative operations in September 1995. Reserves relating to this program totaled approximately $435.6 and $407.4 at December 31, 1995 and March 31, 1996, respectively. Management believes that the costs of the restructuring program will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring program.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)

                                  (Unaudited)

7. Reference is made to the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1995 for a complete set of financial notes including the Company's significant accounting policies.

                             COLGATE-PALMOLIVE COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 -------------------------------------------------

                        CONDITION AND RESULTS OF OPERATIONS
                        -----------------------------------

                  (Dollars in Millions Except Per Share Amounts)

Results of Operations
- ---------------------

Worldwide sales reached $2,053.7 in the first quarter of 1996, a 4% increase over the 1995 first quarter. Sales were impacted by the continuing recession in Mexico, resulting from the earlier peso maxi-devaluation as well as the Venezuelan economic stagnation. Excluding these two countries' results sales and unit volume were up 6%. All worldwide operating divisions grew in sales and volume.

Sales in the Oral, Personal and Household Care segment were $1,869.9 up 3% from $1,819.8 in 1995. Unit volume gains across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales increased 7% to $415.0 on volume gains of 8%. Contributing to this region's growth were excellent results in greater China, Hong Kong, India, New Zealand, Taiwan and the Philippines. New products like Protex antibacterial body cleansing products, fabric softener and toothbrushes are complementing the Company's existing brand strength.

Colgate-Europe sales increased 2% to $526.9 on a volume increase of 1% as well as favorable currency gains. Austria, Greece, Germany and the Netherlands achieved positive volume growth while France and Portugal were affected by economic softness. Volume was strong in Central Europe, particularly in Poland and Russia. Colgate Total toothpaste was launched in Germany, while a new variant named Colgate Total Fresh Stripe is adding sales throughout Europe. Other European new products include the new Palmolive shower gel, Protex, Ajax Expel cleanser and Respons hair conditioner.

Colgate-Latin America sales were $489.5, approximately equal to the 1995 record first quarter. Expected declines in Mexico and Venezuela were offset by excellent results throughout the balance of latin America. Excluding the effects of Mexico and Venezuela, sales increased 10% on 12% unit volume gains. Brazil, Colombia and Argentina achieved healthy increases in both sales and volume.

Colgate-North America sales grew 4% to $438.5 on volume gains of 4%. New product introductions including Mennen Speed Stick Gel and Palmolive Ultra dishwashing detergent as well as continued strength from the 1995 introductions of Colgate Baking Soda & Peroxide toothpaste, Irish Spring Waterfall Clean soap and Palmolive dishwashing liquid & antibacterial hand soap contributed to the growth.

                             COLGATE-PALMOLIVE COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 -------------------------------------------------

                        CONDITION AND RESULTS OF OPERATIONS
                        -----------------------------------

                  (Dollars in Millions Except Per Share Amounts)

Sales in the Pet Nutrition segment increased 15% to $183.8 on volume gains of 14%. This growth was driven by benefits from the strategic shift to an in-house sales force from outside distributors, increased advertising and successful new product introductions including Hill's Science Diet Canine Lamb & Rice and Science Diet Canned Varieties, launched mid-1995.

Worldwide gross profit margin of 48.9% virtually equaled that of the 1995 record first quarter, as the Company continues to focus on cost reduction and shifting product mix towards high-margin oral and personal care products, and was well ahead of the fourth quarter of 1995 (47.9%).

Selling, general and administrative expenses in the 1996 first quarter increased as a percentage of sales to 35.7% from 34.6% in the prior year. The higher levels of expense include increased advertising and other marketing and selling expenses to support both new product introductions and established brands worldwide.

Earnings before interest and taxes (EBIT) declined 5.3% to $269.5, impacted by the recession in Mexico and Venezuela which affected sales, and higher levels of selling, general and administrative expenses.

Interest expense, net of interest income, was $47.1 in the 1996 first quarter as compared with $43.8 in 1995.

The effective tax rate for the quarter was 35.5% in 1996 and 35.0% in 1995. The 35.5% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1995 full year rate of 34.3% excluding the restructuring charge.

First quarter 1996 net income was $143.5 or $.95 per share compared with $156.5 or $1.05 per share in the prior year. The decline in earnings, as expected, reflects the effects of the economic downturn versus the year ago quarter.

Liquidity and Capital Resources
- -------------------------------

Net cash provided by operations increased to $175.0 in the 1996 first quarter compared with $138.1 in the prior year. At March 31, 1996, $875.7 of commercial paper and $203.2 of other short-term borrowings were classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the 1995 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                           COLGATE-PALMOLIVE COMPANY

PART II.  OTHER INFORMATION
- --------  -----------------


Item 1.   Legal Proceedings
- -------   -----------------

          Reference is made to Note 14 to the consolidated financial statements on page 35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

          (a) Exhibits:

               Exhibit 10-A Amendment No. 1, dated as of March 22, 1996, to the U.S. $900,000,000 Five Year Credit Agreement, dated as of March 24, 1995.

               Exhibit 10-B Amendment No. 1, dated as of March 22, 1996, to the U.S. $1,000,000,000 364 Day Credit
                              Agreement, dated as of March 24, 1995.

               Exhibit 10-C Amendment No. 2, dated as of March 23, 1996, to the U.S. $900,000,000 Five Year Credit Agreement, dated as of March 24, 1995.

               Exhibit 11     Computation of Earnings per Common Share.

               Exhibit 12     Ratio of Earnings to Fixed Charges.

               Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K.

               A report on Form 8-K dated March 29, 1996 was filed by the Company reporting the execution of a Distribution Agreement relating to its Medium-Term Notes, Series C.

                                     SIGNATURE
                                     ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.






                                        COLGATE-PALMOLIVE COMPANY
                                        -------------------------
                                             (Registrant)



                                        Principal Accounting Officer:

May 10, 1996                            /s/       Stephen C. Patrick
                                        ------------------------------
                                                  Stephen C. Patrick
                                                    Vice President
                                                  Corporate Controller