Form 10-Q
period 1996-06-30
COLGATE PALMOLIVE CO
filed 1996-08-14
CIK 21665

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                   .
                               --------------------    ------------------

Commission File Number 1-644
                       -----

                           COLGATE-PALMOLIVE COMPANY
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                            13-1815595
          --------                            ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

   300 PARK AVENUE, NEW YORK, NEW YORK                  10022
- --------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

                                (212) 310-2000
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                  NO CHANGES
 -------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      --------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                  Shares Outstanding              Date
- ---------------------      -------------------------     ---------------
Common, $1.00 par value           146,858,912             July 31, 1996

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.      FINANCIAL INFORMATION
- -------      ---------------------

                             COLGATE-PALMOLIVE COMPANY

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------

                   (Dollars in Millions Except Per Share Amounts)
                                    (Unaudited)

- -------------------------------------------------------------------------------------
                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                               --------                --------

                                          1996         1995         1996       1995
                                          ----         ----         ----       ----

Net sales                              $2,167.3     $2,090.7     $4,221.0    $4,071.0
Cost of sales                           1,106.3      1,110.6      2,156.7     2,121.0
                                       --------     --------     --------    --------
Gross profit                            1,061.0        980.1      2,064.3     1,950.0
                                       --------     --------     --------    --------

Selling, general and administrative
  expenses                                780.5        714.5      1,514.3     1,399.7

Interest expense                           58.3         57.5        114.7       110.6
Interest income                            (5.2)        (8.8)       (14.5)      (17.9)
                                       ---------    --------     --------    --------

Income before income taxes                227.4        216.9        449.8       457.6
Provision for income taxes                 78.5         73.7        157.4       157.9
                                       --------     --------     --------    --------


Net income                             $  148.9     $  143.2     $  292.4    $  299.7
                                       ========     ========     ========    ========

Earnings per common share:


   Primary                             $    .98     $    .95     $   1.93    $   2.00
                                       =========    ========     ========    ========

   Assuming full dilution              $    .92     $    .88     $   1.80    $   1.85
                                       =========    ========     ========    ========

Dividends declared per common share*   $     -      $    -       $    .94    $    .82
                                       =========    ========     ========    ========



* Includes two dividend declarations in the six month periods.

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)



- --------------------------------------------------------------------------------
                                        ASSETS
                                        ------

                                            June 30,     December 31,
                                              1996          1995
                                           ----------    ----------

 Current Assets:
   Cash and cash equivalents               $   189.8    $    208.8

   Marketable securities                        69.7          47.8
   Receivables (net of allowances of
     $31.2 and $31.9)                        1,164.7       1,116.9
   Inventories                                 817.8         774.8
   Other current assets                        256.8         211.9
                                           ---------    ----------
                                             2,498.8       2,360.2
                                           ---------    ----------


 Property, Plant and Equipment:
   Cost                                      3,766.5       3,599.4
   Less:  Accumulated depreciation           1,508.6       1,444.2
                                           ---------    ----------
                                             2,257.9       2,155.2
                                           ---------    ----------


 Goodwill and other intangible assets
   (net of accumulated amortization
   of $341.2 and $295.3)                     2,753.7       2,741.7
 Other assets                                  381.6         385.2
                                           ---------    ----------

                                            $7,892.0    $  7,642.3
                                           =========    ==========












See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)


- --------------------------------------------------------------------------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------



                                             June 30,   December 31,
                                               1996          1995
                                            ----------    ----------

 Current Liabilities:
   Notes and loans payable                  $  272.5      $  204.4

   Current portion of long-term debt            90.3          37.0
   Accounts payable                            771.9         738.7
   Accrued income taxes                         71.9          76.7
   Other accruals                              685.1         696.3
                                            --------      --------
                                             1,891.7       1,753.1
                                            --------      --------


 Long-term debt                              2,970.6       2,992.0
 Deferred income taxes                         230.9         237.3
 Other liabilities                             969.6         980.1


 Shareholders' Equity:
   Preferred Stock                             399.9         403.5
   Common Stock                                183.2         183.2
   Additional paid-in capital                1,054.3       1,033.7
   Retained earnings                         2,536.9       2,392.2

   Cumulative foreign currency
     translation adjustments                  (531.1)       (513.0)
                                            --------      --------
                                             3,643.2       3,499.6

   Unearned compensation                      (374.6)       (378.0)

   Treasury stock, at cost                  (1,439.4)     (1,441.8)
                                            --------      --------
                                             1,829.2       1,679.8
                                            --------      --------
                                            $7,892.0      $7,642.3
                                            ========      ========



See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

- --------------------------------------------------------------------------------
                                                  Six Months Ended
                                                  ----------------
                                                      June 30,
                                                      --------
                                                1996             1995
                                              --------        ---------

 Operating Activities:
 ---------------------


 Net cash provided by operating activities    $  264.5        $  218.8
                                              --------        --------

 Investing Activities:
 ---------------------


 Capital expenditures                           (223.4)         (187.7)
 Payments for acquisitions, net of cash
   acquired                                      (23.7)       (1,239.6)
 Purchase of marketable securities, net          (21.9)          (13.4)
 Other, net                                        5.2           (36.8)
                                              --------       ---------
 Net cash used for investing activities         (263.8)       (1,477.5)
                                              --------       ---------


 Financing Activities:
 ---------------------

 Repayment of debt                                (7.6)           (7.7)
 Proceeds from issuance of debt                  119.8         1,355.5

 Repurchase of common stock                        -              (8.6)
 Dividends paid                                 (147.7)         (129.2)
 Other, net                                       15.3            43.7
                                              --------       ---------
 Net cash (used for) provided by financing
   activities                                    (20.2)        1,253.7
                                              ---------      ---------


 Effect of exchange rate changes on
   cash and cash equivalents                        .5              .5
                                              --------       ---------
 Net decrease in cash and cash equivalents       (19.0)           (4.5)
 Cash and cash equivalents at beginning of
   period                                        208.8           169.9
                                              --------       ---------
 Cash and cash equivalents at end of
   period                                     $  189.8       $   165.4
                                              ========       =========


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

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

3.  Inventories by major classes were as follows:

                                         June 30,     December 31,
                                           1996            1995
                                       -------------   ------------
   Raw material and supplies               $318.2         $313.8

   Work-in-process                           41.3           38.3
   Finished goods                           458.3          422.7
                                            -----          -----
                                           $817.8         $774.8
                                           ======         ======

4. Primary earnings per share are determined by dividing net income, after deducting dividends on preferred stock, net of related tax benefits, by the weighted average number of common shares outstanding. Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock andoutstanding options. This calculation also assumes reduction of available income by pro forma ESOP replacement funding, net of income taxes.

5. As described in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive acquired the worldwide Kolynos oral care business from American Home Products in January 1995. The acquisition is currently being reviewed by antitrust regulatory authorities in Brazil. While it is not yet possible to definitively determine whether or not approval will be obtained, management believes the acquisition, or some variation thereof, will eventually be approved. It is anticipated that the Brazilian authorities could render their decision during the third quarter of 1996.

6. As described in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive recorded a charge for restructuring its worldwide manufacturing and administrative operations in September 1995. Reserves relating to this program totaled approximately $365.5 and $435.6 at June 30, 1996 and December 31, 1995, respectively. Management believes that the costs of the restructuring program will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring program.


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

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)


- --------------------------------------------------------------------------------

Results of Operations
- ---------------------

Worldwide sales reached $2,167.3 in the second quarter of 1996, a 4% increase over the 1995 second quarter, reflecting overall unit volume gains of 6%.

Sales in the Oral, Personal and Household Care segment were $1,959.4 up 3% from $1,901.1 in 1995 on volume growth of 5%. Sales increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales increased 6% to $435.6 on volume gains of 8%. Excluding the effect of acquisitions, sales increased 3% on unit volume gains of 6%. Contributing to this region's growth were excellent results in China, the Philippines and India.

Colgate-Europe sales decreased 3% to $534.4 as currency losses offset the 2% increase in volume. The United Kingdom, Austria, and Spain had the strongest sales increases in the region.

Colgate-Latin America sales grew 6% to $522.3 on volume gains of 7%. Brazil, Argentina, Chile, Ecuador and Dominican Republic achieved healthy increases in sales and volume which offset the declines in Mexico and Venezuela where recession negatively impacted sales. Excluding the Mexico and Venezuela results, sales increased 17% on volume gains of 15%.

Colgate-North America sales grew 5% to $467.1 on volume gains 7%. Market success of several new products, including Palmolive Dishwashing Liquid & Antibacterial Hand Soap and Mennen Speed Stick gel, contributed to the strong performance.

The Pet Nutrition segment experienced a 10% increase in sales on unit volume increases of 4% as compared to the prior year.

Worldwide sales for the first half of 1996 increased 4% to $4,221.0 from $4,071.0 in the same period of 1995, on 5% volume growth.

Oral, Personal and Household Care sales increased 3% to $3,829.3 in the 1996 first half, on volume gains of 4%. Within this segment, Colgate-Asia/Africa sales increased 6% on volume growth of 8%, including a 2% increase in sales from acquisitions. Colgate-Europe sales decreased 1% despite a volume increase of 1% due to the effects of foreign exchange. Colgate-Latin America sales grew 3% on volume gains of 4%. Colgate-North America sales and volume grew 5%.

Pet Nutrition sales for the first half of 1996 increased 12% on volume increases of 8%.

Worldwide gross profit margin for the 1996 second quarter increased to 49.0% from 46.9% as the Company continues to focus on cost reduction and shifting product mix towards high-margin oral and personal care products. Gross profit for the first half increased to 48.9% from 47.9%.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

- --------------------------------------------------------------------------------



Selling, general and administrative expenses increased as a percentage of sales to 36.0% in 1996 from 34.2% in 1995 in the second quarter and to 35.9% from 34.4% in the first half. This increase primarily was due to increased freight and warehousing costs and higher levels of goodwill amortization from recent acquisitions.

Earnings before interest and taxes (EBIT) increased 6% to $280.5 in the 1996 second quarter, and remained relatively consistent at $550.0 for the 1996 first half versus the comparable periods in 1995.

Interest expense, net of interest income, increased to $53.1 in the 1996 second quarter from $48.7 in 1995, and to $100.2 in the 1996 first half from $92.7 in 1995, primarily reflecting the full period of the increased level of debt incurred in connection with the acquisition of Kolynos.

The effective tax rate for the second quarter 1996 was 34.5% versus 34.0% in 1995. The effective rate for the first half of 1995 was 35.0% versus 34.5% for the same period in 1995.

Net income for the 1996 second quarter of $148.9 was 4% higher than 1995 results. Earnings per share for the 1996 second quarter increased 3% to $.98. For the first half, net income decreased 2% to $292.4 and earnings per share decreased 4% to $1.93.


Liquidity and Capital Resources
- -------------------------------

Working capital at both June 30, 1996 and December 31,1995 was $607.1 as compared to $804.8 at June 30, 1995. Net cash provided by operations increased to $264.5 in the first half of 1996 compared with $218.8 in the first half of 1995 due to the lower investment in working capital compared to the prior year. At June 30, 1996 commercial paper outstanding was $925.8 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the 1995 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                            COLGATE-PALMOLIVE COMPANY


PART II.   OTHER INFORMATION
- --------   -----------------



- --------------------------------------------------------------------------------

Item 1.    Legal Proceedings
- -------    -----------------

           Reference is made to Note 14 to the consolidated financial statements on page 35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 4.    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

           The Company's annual meeting of stockholders was held on May 2, 1996. The matters voted on and the results of the vote are as follows:

           (a) Vernon R. Alden, Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote are as follows:

                                         Votes Received        Votes Withheld
                                         --------------        --------------

                 Vernon R. Alden          127,859,940           1,297,813
                 Jill K. Conway           127,993,887           1,163,866
                 Ronald E. Ferguson       128,024,331           1,133,422
                 Ellen M. Hancock         128,020,361           1,137,392
                 David W. Johnson         128,059,456           1,098,297
                 John P. Kendall          128,022,980           1,134,773
                 Richard J. Kogan         128,009,052           1,148,701
                 Delano E. Lewis          128,017,714           1,140,039
                 Reuben Mark              128,029,727           1,128,026
                 Howard B. Wentz, Jr.     128,039,298           1,118,455

           (b) The selection of Arthur Andersen LLP as auditors for the year ending December 31, 1996 was approved. The results of the vote are as follows:

                 Votes For               Votes Against         Abstentions
                 ---------               -------------         -----------
                 127,206,950               1,374,677              576,126

           (c) The adoption of the Stock Plan for Non-Employee Directors was passed. The results of the vote are as follows:

                 Votes For               Votes Against         Abstentions
                 ---------               -------------         -----------
                 119,297,458               5,933,831            3,926,464

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

          (a)  Exhibits:

                 Exhibit 10.F. Colgate-Palmolive Company Pension Plan for Outside Directors.

                 Exhibit 10.G. Colgate-Palmolive Company Stock Plan for Non-Employee Directors.

                 Exhibit 11.  Computation of Earnings per Common Share.

                 Exhibit 12.  Ratio of Earnings to Fixed Charges.

                 Exhibit 27.  Financial Data Schedule.

          (b)  Reports on Form 8-K.

                 None.


The exhibits indicated above which are not included with the Form 10-Q are available upon request and payment of a reasonable fee approximating the registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

                 Colgate-Palmolive Company
                 Office of the Secretary (10-Q Exhibits)
                 300 Park Avenue
                 New York, NY  10022-7499

                                    SIGNATURE
                                    ---------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                      COLGATE-PALMOLIVE COMPANY
                                 -----------------------------------
                                              (Registrant)














August 14, 1996                       /s/ Stephen C. Patrick
                                 -------------------------------------
                                          Stephen C. Patrick
                                          Chief Financial Officer