Form 10-Q
period 1996-09-30
COLGATE PALMOLIVE CO
filed 1996-10-25
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .
                               --------------------    --------------------
COMMISSION FILE NUMBER 1-644
                       -----

                            COLGATE-PALMOLIVE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              13-1815595
       ------------------------------         ------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

     300 PARK AVENUE, NEW YORK, NEW YORK                   10022
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
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

             Class             Shares Outstanding              Date
    ----------------------    --------------------     --------------------
    Common, $1.00 par value        146,888,896          September 30, 1996

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.   FINANCIAL INFORMATION

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -------------                 -------------

                                                   1996           1995           1996           1995
                                                   ----           ----           ----           ----

Net sales                                        $2,230.6       $2,134.4       $6,451.6       $6,205.4
Cost of sales                                     1,135.8        1,109.7        3,292.5        3,230.8
                                                 --------       --------       --------       --------
Gross profit                                      1,094.8        1,024.7        3,159.1        2,974.6
                                                 --------       --------       --------       --------

Selling, general and administrative
   expenses                                         799.1          785.8        2,313.4        2,185.5
Provision for restructured operations                 -            460.5            -            460.5
Interest expense                                     59.8           61.8          174.5          172.2
Interest income                                      (9.4)          (8.5)         (23.9)         (26.3)
                                                 --------       --------       --------       --------
                                                    849.5        1,299.6        2,464.0        2,791.9
                                                 --------       --------       --------       --------

Income(loss)before income taxes                     245.3         (274.9)         695.1          182.7
Income tax provision(benefit)                        84.4          (24.7)         241.8          133.2
                                                 --------       --------       --------       --------

Net income (loss)                                $  160.9      $  (250.2)      $  453.3        $  49.5
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------

Earnings(loss)per common share:

   Primary                                        $  1.06       $  (1.76)       $  2.99         $  .23
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------
   Assuming full dilution                          $  .99       $  (1.76)       $  2.79         $  .23
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------
Dividends declared per common share:               $  .47         $  .47        $  1.41        $  1.29
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


--------------------------------------------------------------------------------

                                      ASSETS
                                      ------

                                          SEPTEMBER 30,        DECEMBER 31,
                                              1996                 1995
                                      --------------------    --------------

Current Assets:
   Cash and cash equivalents                $  222.7            $  208.8
   Marketable securities                        94.7                47.8
   Receivables (less allowance for
      doubtful accounts of $32.9 and
         $31.9)                              1,146.4             1,116.9
   Inventories                                 792.8               774.8
   Other current assets                        241.0               211.9
                                            --------            --------
                                             2,497.6             2,360.2
                                            --------            --------

Property, Plant and Equipment:
   Cost                                      3,773.9             3,599.4
   Less:  Accumulated depreciation           1,466.9             1,444.2
                                            --------            --------
                                             2,307.0             2,155.2
                                            --------            --------

Goodwill and other intangible assets
   (less accumulated amortization
   of $364.1 and $295.3)                     2,733.3             2,741.7
Other assets                                   383.0               385.2
                                            --------            --------
                                            $7,920.9            $7,642.3
                                            --------            --------
                                            --------            --------



            See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                          SEPTEMBER 30,       DECEMBER 31,
                                              1996                1995
                                         --------------      --------------

Current Liabilities:
   Notes and loans payable                  $  285.4            $  204.4
   Current portion of long-term debt            89.9                37.0
   Accounts payable                            695.3               738.7
   Accrued income taxes                        112.6                76.7
   Other accruals                              743.8               696.3
                                            --------            --------
                                             1,927.0             1,753.1
                                            --------            --------

Long-term debt                               2,901.2             2,992.0
Deferred income taxes                          226.8               237.3
Other liabilities                              952.9               980.1

Shareholders' Equity:
   Preferred Stock                             395.1               403.5
   Common Stock                                183.2               183.2
   Additional paid-in capital                1,057.2             1,033.7
   Retained earnings                         2,628.2             2,392.2
   Cumulative foreign currency
      translation adjustments                 (532.5)             (513.0)
                                            --------            --------
                                             3,731.2             3,499.6
   Unearned compensation                      (371.6)             (378.0)
   Treasury stock, at cost                  (1,446.6)           (1,441.8)
                                            --------            --------
                                             1,913.0             1,679.8
                                            --------            --------
                                            $7,920.9            $7,642.3
                                            --------            --------
                                            --------            --------



See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED
                                                         ------------------
                                                            SEPTEMBER 30,
                                                            -------------
                                                        1996           1995
                                                        ----           ----

OPERATING ACTIVITIES:

Net cash provided by operating activities             $  580.7       $  513.8
                                                      --------       --------

INVESTING ACTIVITIES:

Capital expenditures                                    (320.1)        (297.5)
Payments for acquisitions, net of cash
  acquired                                               (42.9)      (1,265.0)
Purchase of marketable securities, net                   (46.9)          (5.8)
Other, net                                                27.6          (46.2)
                                                      --------       --------

  Net cash used for investing activities                (382.3)      (1,614.5)
                                                      --------       --------

FINANCING ACTIVITIES:

Principal payments on debt                                (7.4)          (8.2)
Proceeds from issuance of debt, net                       38.6        1,315.9
Purchase of common stock                                 (17.2)          (9.0)
Dividends paid                                          (217.3)        (197.8)
Proceeds from outside investors                            8.5           32.4
Other, net                                                13.9           22.9
                                                      --------       --------

  Net cash (used for) provided by
     financing activities                               (180.9)       1,156.2
                                                      --------       --------

Effect of exchange rate changes on
  cash and cash equivalents                               (3.6)          (1.4)
                                                      --------       --------
Net increase in cash and cash equivalents                 13.9           54.1
Cash and cash equivalents at beginning of
  period                                                 208.8          169.9
                                                      --------       --------
Cash and cash equivalents at end of period            $  222.7       $  224.0
                                                      --------       --------
                                                      --------       --------


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

3.   Inventories by major classes were as follows:

                                        SEPTEMBER 30,     DECEMBER 31,
                                            1996              1995
                                        -------------    --------------
     Raw material and supplies              $  306.2       $  313.8
     Work-in-process                            40.0           38.3
     Finished goods                            446.6          422.7
                                            --------       --------
                                            $  792.8       $  774.8
                                            --------       --------
                                            --------       --------

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

5. As described in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive acquired the worldwide Kolynos oral care business in January 1995. As previously announced and as described in Item 5 to this quarterly report, the antitrust regulatory authorities in Brazil approved the acquisition of the oral care business subject to certain conditions. The Company is studying these conditions and is developing proposals to submit to the Brazilian authorities regarding these conditions.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

--------------------------------------------------------------------------------



6. As described in Note 4 to the Company's consolidated financial statements included in its Annual Report on Form 10-K, Colgate-Palmolive recorded a charge for restructuring its worldwide manufacturing and administrative operations in September 1995. Reserves relating to this program totaled approximately $310.5 and $435.6 at September 30, 1996 and December 31, 1995, respectively. Management believes that the costs of the restructuring program will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring program.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
Worldwide sales reached $2,230.6 in the third quarter of 1996, a 5% increase over the 1995 third quarter, reflecting overall volume gains of 6%.

Sales in the Oral, Personal and Household Care segment were $2,009.1 up 4% from the third quarter of 1995 on volume growth of 5%. Excluding the effect of foreign exchange, sales would have increased 7%.

Colgate-Asia/Africa sales increased 4% to $439.4 on volume gains of 5%. Contributing to this region's growth were sales increases in China, Hong Kong, Taiwan and Zimbabwe. Increased volume in India and South Africa was tempered by the effect of exchange rates.

Colgate-Europe sales were $561.1, which was level with the third quarter of 1995 due to the strengthening of the U.S. Dollar. Excluding the effect of foreign exchange, sales increased 3% on volume growth of 4%. Germany, France, Spain, Poland, and Russia achieved strong volume gains.

Colgate-Latin America sales grew 9% to $520.4 on volume gains of 8%. This growth was led by healthy sales increases in Argentina, Colombia, Brazil and Mexico, which is recovering from the currency devaluation and recession in 1995.

Colgate-North America sales grew 4% to $488.2 with volume gains of 5% reflecting the continued market success of products such as Colgate Baking Soda & Peroxide toothpaste, Palmolive Antibacterial dishwashing liquid and Mennen Speed Stick gel deodorant.

Hill's Pet Nutrition sales increased 11% to $221.5 on 6% volume growth from 1995 third quarter results which were slightly depressed due to Hill's completing its program to bring its distribution system in-house.

Worldwide sales for the first nine months of 1996 increased 4% to $6,451.6 from $6,205.4 in the same period of 1995, on 5% volume growth.

Oral, Personal and Household Care sales increased 3% to $5,838.4 in the first nine months of 1996, on volume gains of 5%. Within this segment, Colgate-Asia/Africa sales increased 5% on volume growth of 7%. Colgate-Europe sales were flat primarily due to unfavorable currency losses offsetting 2% volume gains. Colgate-Latin America sales grew 5% on volume gains of 5%. Colgate-North America sales and volume grew 5%.

Hill's Pet Nutrition sales for the first nine months of 1996 increased 11% as compared to 1995 on 8% volume growth.

Worldwide gross profit margin for the 1996 third quarter increased to 49.1% from

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)
--------------------------------------------------------------------------------

48.0% reflecting cost reduction, changes in product mix, the initial benefits of the 1995 restructuring program and improved performance in Mexico. Gross profit margin for the first nine months increased to 49.0% from 47.9%.

Selling, general and administrative expenses as a percentage of sales decreased to 35.8% in 1996 from 36.8% in 1995 in the third quarter and increased to 35.9% from 35.2% in the first nine months due primarily to increased advertising, quarterly timing of expenses and cost savings.

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

Earnings before interest and taxes (EBIT) for the 1996 third quarter and nine month period increased 23.8% and 7.2% to $295.7 and $845.7, respectively, compared to $238.9 and $789.1 for the same periods in the prior year excluding the restructuring charge.

Interest expense, net of interest income, decreased to $50.4 in the 1996 third quarter from $53.3 in 1995 due to slightly lower debt levels. Interest expense, net increased to $150.6 in the first nine months of 1996 from $145.9 in 1995.

The effective tax rate for the 1996 third quarter and nine month period was 34.4% and 34.8%, compared with 35.9% and 34.9%, respectively for the same periods in the previous year excluding the restructuring charge.

Net income for the 1996 third quarter of $160.9 was 35% higher than comparable 1995 net income of $119.0 which excludes the one-time restructuring charge. Earnings per share for the 1996 third quarter increased 36% to $1.06 from $.78 in 1995 excluding the restructuring charge. For the nine months net income and earnings per share increased 8% to $453.3 and $2.99, respectively, excluding the 1995 restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at September 30, 1996 was $570.6 as compared to $607.1 at December 31, 1995 and $737.3 at September 30, 1995. Net cash provided by operations increased to $580.7 in the first nine months of 1996 compared with $513.8 in the prior year due to higher profits and lower investment in working capital compared to the prior year. At September 30, 1996 commercial paper outstanding was $968.2 which is classified as long-term due to the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the 1995 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                            COLGATE-PALMOLIVE COMPANY


PART II.    OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to Note 14 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995 and to Note 5 to the condensed consolidated financial statements included herein.


ITEM 5. OTHER INFORMATION

        As described in Note 3 to the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1995, the Company acquired the worldwide Kolynos oral care business in January 1995. The Brazilian portion of the acquisition has been under review by Brazilian antitrust regulatory authorities, the Brazilian Administrative Council of Economic Defense
        (CADE). On September 18, 1996, the CADE approved the transaction unconditionally as to the Brazilian toothbrush, dental floss and mouthwash markets. As to the Brazilian dental cream market, the CADE approved the transaction subject to the Company accepting one of several alternative conditions: (a) the suspension of the Kolynos trademark for toothpaste in Brazil for four years which could include, among other things, offering the Kolynos trademark to another party as a double brand, (b) the exclusive license of the Kolynos trademark for toothpaste in Brazil to a third party for twenty years or more, or (c) the sale of the Kolynos trademark for toothpaste in Brazil. The CADE also proposed terms with respect to each condition. The CADE published its decision in the Brazilian DIARIO OFICIAL on September 27, 1996 setting forth the details of these conditions, establishing the timing for implementing the conditions and imposing penalties for non-compliance. The Company is studying these conditions and is developing proposals to submit to the Brazilian authorities regarding these conditions. See also Note 5 to the Company's condensed consolidated financial statements, included herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Exhibit 10.V   Colgate-Palmolive Company 1996 Stock Option Plan.

            Exhibit 11.    Computation of Earnings per Common Share.

            Exhibit 12.    Ratio of Earnings to Fixed Charges.

            Exhibit 27.    Financial Data Schedule.

                            COLGATE-PALMOLIVE COMPANY

--------------------------------------------------------------------------------


        (b) Reports on Form 8-K:

                A report on Form 8-K dated September 19, 1996 was filed by the Company reporting the press release announcing the approval of the the Company's acquisition of the Kolynos oral care business in Brazil subject to certain conditions.


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





                                         COLGATE-PALMOLIVE COMPANY
                                   ------------------------------------
                                               (Registrant)






October 25, 1996                   /s/       Stephen C. Patrick
                                   ----------------------------------------
                                             Stephen C. Patrick
                                          Chief Financial Officer