Form 10-K
period 1996-12-31
COLGATE PALMOLIVE CO
filed 1997-03-18
CIK 21665

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from             to             .

                         Commission File Number 1-644

                               ----------------
                           COLGATE-PALMOLIVE COMPANY
            (Exact name of registrant as specified in its charter)

               DELAWARE                              13-1815595
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

  300 PARK AVENUE, NEW YORK, NEW YORK                   10022
    (Address of principal executive                   (Zip Code)
               offices)


Registrant's telephone number, including area code 212-310-2000
Securities Registered Pursuant to Section 12 (b) of the Act:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
          -------------------                        REGISTERED
                                                     ----------
  $4.25 Preferred Stock, without par         New York Stock Exchange
      value, cumulative dividend               New York Stock Exchange
     Common Stock, $1.00 par value


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

  At February 28, 1997 the aggregate market value of stock held by non-affiliates was $15,246.5 million. There were 147,309,385 shares of Common Stock outstanding as of February 28, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE:

               DOCUMENTS                         FORM 10-K REFERENCE
               ---------                         -------------------
  Portions of Proxy Statement for the       Part III, Items 10 through 13
          1997 Annual Meeting


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  (c) Narrative Description of the Business

  For information regarding description of the business refer to Note 1 to the Consolidated Financial Statements included herein; "Average number of employees" appearing under "Historical Financial Summary" included herein; and "Research and development" expenses appearing in Note 11 to the Consolidated Financial Statements included herein.

  Compliance with environmental rules and regulations has not significantly affected the Company's capital expenditures, earnings or competitive position. Capital expenditures for environmental control facilities totaled $21.6 million in 1996 and are budgeted at $25.1 million for 1997. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed all applicable environmental rules and regulations.

  (d) Financial Information About Foreign and Domestic Operations and Export
Sales

  For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES

  The Company owns and leases a total of 321 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

  In the United States, the Company operates 46 facilities, of which 26 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; and Richmond, Indiana. Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

  Overseas, the Company operates 275 facilities, of which 117 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

  All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

  For information regarding legal matters refer to the discussion set forth under the caption "Outlook" in Part II, Item 7 and Notes 3 and 16 to the Consolidated Financial Statements included herein. The Company expects shortly to enter into its undertakings described in Note 16.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of executive officers as of March 18, 1997:

                             DATE FIRST
                              ELECTED
          NAME           AGE  OFFICER                     PRESENT TITLE
          ----           --- ----------                   -------------
Reuben Mark.............  58    1974    Chairman of the Board and Chief Executive Officer
William S. Shanahan.....  56    1983    President and Chief Operating Officer
Lois D. Juliber.........  48    1991    Executive Vice President
                                        Chief of Operations Developed Markets
David A. Metzler........  54    1991    Executive Vice President
                                        Chief of Operations High Growth Markets
Stephen C. Patrick......  47    1990    Chief Financial Officer
Craig B. Tate...........  51    1989    Chief Technological Officer
Andrew D. Hendry........  49    1991    Senior Vice President
                                        General Counsel and Secretary
John E. Steel...........  67    1991    Senior Vice President
                                        Global Marketing and Sales
Robert J. Joy...........  50    1996    Vice President
                                        Global Human Resources
Ian M. Cook.............  44    1996    President
                                        Colgate--North America
Stephen A. Lister.......  55    1994    President
                                        Colgate--Asia Pacific
Michael J. Tangney......  52    1993    President
                                        Colgate--Latin America
Javier G. Teruel........  46    1996    President
                                        Colgate--Europe
Robert C. Wheeler.......  55    1991    Chief Executive Officer
                                        Hill's Pet Nutrition, Inc.
Steven R. Belasco.......  50    1991    Vice President
                                        Taxation
Brian J. Heidtke........  56    1986    Vice President
                                        Finance and Corporate Treasurer
Peter D. McLeod.........  56    1984    Vice President
                                        Manufacturing Engineering Technology
John H. Tietjen.........  54    1995    Vice President
                                        Global Business Development
Thomas G. Davies........  56    1995    President
                                        Global Personal Care
Michael S. Roskothen....  60    1993    President
                                        Global Oral Care
Barrie M. Spelling......  53    1994    Vice President
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
     RELATED SHAREHOLDER MATTERS

  Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under "Market and Dividend Information" in Note 13 to the Consolidated Financial Statements included herein; the information under "Capital Stock and Stock Compensation Plans" in Note 5 to the Consolidated Financial Statements included herein; and the "Number of shareholders of record" and "Cash dividends declared and paid per common share" under the caption "Historical Financial Summary" included herein.

ITEM 6. SELECTED FINANCIAL DATA

  Refer to the information set forth under the caption "Historical Financial Summary" included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in Millions Except Per Share Amounts

RESULTS OF OPERATIONS




                                                      1996     1995     1994
                                                    -------- -------- --------
  WORLDWIDE NET SALES BY BUSINESS SEGMENT AND GEO-
   GRAPHIC REGION
  Oral, Personal and Household Care
   North America..................................  $1,869.0 $1,784.7 $1,623.1
   Europe.........................................   2,148.5  2,159.7  1,968.2
   Latin America..................................   2,124.8  1,977.2  1,736.5
   Asia/Africa....................................   1,738.0  1,644.1  1,408.0
                                                    -------- -------- --------
  Total Oral, Personal and Household Care.........   7,880.3  7,565.7  6,735.8
  Total Pet Nutrition and Other*..................     868.7    792.5    852.1
                                                    -------- -------- --------
  TOTAL NET SALES.................................  $8,749.0 $8,358.2 $7,587.9
                                                    ======== ======== ========

--------
* Sales outside North America represented approximately 29%, 29% and 25% of total sales of Pet Nutrition and Other products in 1996, 1995 and 1994, respectively.

NET SALES

  Worldwide net sales increased 5% to $8,749.0 in 1996 on volume growth of 5% reflecting increases in every geographic region. Sales in the Oral, Personal and Household Care segment were up 4% on 5% volume growth.

  In 1996, sales in North America rose 5% on the same percentage of volume growth. Market share climbed for three of the region's key product categories: toothpaste, dishwashing liquid and deodorants. Products contributing to the sales growth included Colgate Baking Soda & Peroxide toothpaste, Palmolive antibacterial dishwashing liquid, Speed Stick gel and Irish Spring Sport soap.

  Overall sales in Europe decreased slightly in 1996 on 3% higher volume due primarily to the negative effects of weaker European currencies. Volume was up sharply in Russia. New product launches including Colgate Triple Stripe toothpaste, Fabuloso fabric softener and Ajax Expel cleaner, as well as the relaunching of Palmolive Shower gel, enabled the region to achieve higher volume and increase market share for a majority of its core categories.

  Sales in Latin America were up 8% on 7% volume growth. Leading the way in this region were Argentina, Brazil, Chile, Dominican Republic and Ecuador which were partially offset by the negative impact of Venezuela caused by the country's economic downturn. Mexican operations are beginning to recover from the economic downturn of 1995. New product introductions contributed to the rapid expansion of sales in this region, which is evidenced by the success of Colgate Total Fresh Stripe toothpaste and Colgate Baking Soda & Peroxide toothpaste, Protex Fresh soap, Fab Total detergent and Suavitel fabric softener refills.

  The Asia/Africa region posted an overall sales increase of 6% on 7% volume growth for the year, largely due to a combination of new product introductions and geographic expansion, especially in China. The successful introductions of new products elsewhere in the region including Fabuloso fragranced cleaner, Protex Fresh soap, Dynamo antibacterial detergent, Palmolive Optims Shampoo and Palmolive Shower Cream also contributed to the volume growth.

  Sales for the Pet Nutrition and Other segment increased 10% on 6% volume growth. Hill's Pet Nutrition completed its transition to a company-owned distribution and sales network. During 1996, Hill's also relaunched the entire Science Diet line and added three new products. Due to Hill's' rapid expansion in international markets, a European manufacturing facility was added in 1996 in order to support this growth.

  Worldwide net sales in 1995 increased 10% to $8,358.2, reflecting growth among all divisions. Asia/Africa with sales growth of 17% on 13% higher volume and Latin America with 14% sales growth on 21% higher volume led the way on the strength of oral and personal care product sales. North America posted overall sales increases of 10% on 9% volume growth, largely due to the introduction of new products. Sales in Europe were up 10% on flat volumes, primarily reflecting the positive effects of stronger European currencies. Sales for the Pet Nutrition and Other segment declined, reflecting the sale of non-core businesses in 1994, partially offset by a modest sales increase of 2% at Hill's.

GROSS PROFIT

  Gross profit margin was 49.1%, above both the 1995 level of 47.9% and the 1994 level of 48.4%. The 1996 increase reflects cost-reduction programs, focus on high margin products, the initial benefits of the 1995 restructuring program and economic recovery in Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses as a percentage of sales were 35% in 1996, 34% in 1995 and 35% in 1994. The modest increase in 1996 represents increased advertising spending, increased investment in China, India and Russia as well as slightly higher distribution costs. The Company continues to focus on expense-containment strategies including the 1995 restructuring program. It is anticipated that these initiatives will provide incremental funds to further increase investments in research and development as well as media advertising to support growth.

PROVISION FOR RESTRUCTURED OPERATIONS

  In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. The charge included employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. The worldwide restructuring program resulted in a 1995 third quarter pretax charge of $460.5 ($369.2 net of tax) or $2.54 per share for the year. To date, 14 factories have been closed or reconfigured, and the realignments in facilities around the world are expected to be substantially completed during 1997.

OTHER EXPENSE, NET

  Other expense, net of other income, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100% owned consolidated subsidiaries, earnings from equity investments and asset sales. Amortization expense increased in each of the three years presented due to higher levels of intangible assets stemming from the Company's recent acquisitions, most notably Kolynos in 1995 and Cibaca in India in 1994.


                                                          1995
                                                 -----------------------
                                                    AS       EXCLUDING
                                         1996    REPORTED  RESTRUCTURING  1994
                                       --------  --------  ------------- ------
  WORLDWIDE EARNINGS BY BUSINESS
   SEGMENT
   AND GEOGRAPHIC REGION
  Oral, Personal and Household Care
   North America...................... $  214.1  $  24.5     $  178.3    $148.3
   Europe.............................    234.3     59.9        207.8     198.4
   Latin America......................    397.1    313.7        342.9     298.4
   Asia/Africa........................    187.8    153.5        187.5     164.5
                                       --------  -------     --------    ------
  Total Oral, Personal and Household
   Care...............................  1,033.3    551.6        916.5     809.6
  Total Pet Nutrition and Other.......    125.7     53.0        117.7     162.0
                                       --------  -------     --------    ------
  Total Segment Earnings..............  1,159.0    604.6      1,034.2     971.6
  Unallocated Expense, Net............     (7.0)   (35.7)        (4.8)     (5.0)
                                       --------  -------     --------    ------
  EARNINGS BEFORE INTEREST AND TAXES..  1,152.0    568.9      1,029.4     966.6
  Interest Expense, Net...............   (197.4)  (205.4)      (205.4)    (86.7)
                                       --------  -------     --------    ------
  INCOME BEFORE INCOME TAXES.......... $  954.6  $ 363.5     $  824.0    $879.9
                                       ========  =======     ========    ======


EARNINGS BEFORE INTEREST AND TAXES

  Earnings before interest and taxes (EBIT) increased 12% in 1996 to $1,152.0 compared with $1,029.4 (excluding restructuring) in the prior year. EBIT for the Oral, Personal and Household Care segment was up 13% with North America, Europe and Latin America posting gains of 20%, 13% and 16%, respectively. Results in Asia/Africa were flat, reflecting a significant increase in advertising spending in the region. The Pet Nutrition and Other segment rebounded from 1995 with an increase of 7%.

  In 1995, EBIT was impacted by the provision for restructured operations of $460.5. Excluding this charge, EBIT for the Oral, Personal and Household Care segment was up 13% with North America, Asia/Africa and Latin America posting gains of 20%, 14% and 15%, respectively. Results in Europe showed modest improvement in 1995. Overall EBIT was tempered by the 27% decline in the Pet Nutrition and Other segment, principally due to the sale of non-core businesses in 1994 as well as a realignment of the sales force and distribution at Hill's.

INTEREST EXPENSE, NET

  Interest expense, net of interest income, was $197.4 in 1996 compared with $205.4 in 1995 and $86.7 in 1994. The decrease in 1996 is primarily a result of lower debt levels for the year. The increase in net interest expense in 1995 versus the prior year is a result of higher debt for the full year, incurred primarily to finance Kolynos and other acquisitions, and slightly higher effective interest rates in 1995.

INCOME TAXES

  The effective tax rate on income was 33.5% in 1996 versus 52.7% in 1995 and 34.1% in 1994. The overall effective rate in 1995 was impacted by the charge for restructuring, the tax benefit of which was 20% due to the effect of tax benefits in certain jurisdictions not expected to be realized. Excluding the charge, the effective income tax rate was 34.3% in 1995. Global tax planning strategies benefited the effective tax rate in all three years presented.

NET INCOME

  Net income was $635.0 in 1996 or $4.19 per share compared with $172.0 in 1995 or $1.04 per share including the provision for restructured operations of $369.2 or $2.54 per share. Excluding the special charge in 1995, earnings were $541.2 or $3.58 per share compared with $580.2 or $3.82 per share in 1994.


                                                       1996     1995     1994
                                                     -------- -------- --------
  IDENTIFIABLE ASSETS
  Oral, Personal and Household Care
   North America.................................... $2,531.4 $2,497.7 $2,416.0
   Europe...........................................  1,192.1  1,271.0  1,293.8
   Latin America....................................  2,365.1  2,158.3    845.2
   Asia/Africa......................................  1,045.7    967.2    889.0
                                                     -------- -------- --------
  Total Oral, Personal and Household Care...........  7,134.3  6,894.2  5,444.0
  Total Pet Nutrition and Other.....................    578.6    545.5    509.6
  Total Corporate...................................    188.6    202.6    188.8
                                                     -------- -------- --------
  TOTAL IDENTIFABLE ASSETS.......................... $7,901.5 $7,642.3 $6,142.4
                                                     ======== ======== ========


LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations increased 13% to $917.4 in 1996 compared with $810.2 in 1995 and $829.4 in 1994. The increase in cash generated by operating activities in 1996 reflects the Company's improved profitability and working capital management. Cash generated from operations was used to fund capital spending, reduce debt levels and increase dividends.

  During 1996, long-term debt decreased from $3,029.0 to $2,897.2. The Company continued to focus on enhancing its debt portfolio, resulting in the refinancing of a substantial portion of commercial paper and other short-term borrowings to longer term instruments. In 1996, the Company entered into a $496.3 loan agreement and obtained a $406.0 term loan with foreign commercial banks. In addition, the Company issued $100.0 of notes in a private placement and issued $75.0 of medium-term notes under previously filed shelf registrations.

  As of December 31, 1996, $341.9 of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as other short-term borrowings are classified as long-term debt at December 31, 1996, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 1996, such unused lines of credit amounted to $1,785.7. In addition, at December 31, 1996, the Company had $697.8 available under previously filed shelf registrations.

  During 1995, the Company issued $89.2 of Swiss franc bonds and $71.7 of Luxembourg franc bonds, both of which were immediately swapped into U.S. dollar floating rate debt. In addition, $220.0 of medium-term notes were issued under the shelf registration filed in May 1994. Also in 1995, the Company obtained a $75.0 term note and filed a shelf registration for $700.0 of debt securities.

  During 1994, the Company obtained a $50.0 term note and filed a shelf registration for $500.0 of debt securities, of which $208.0 medium-term notes were issued in that year.

  The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates and foreign exchange rates. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what are considered straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives. As of December 31, 1996, the Company had $925.9 notional amount of interest rate swaps outstanding converting floating rate debt to fixed rate debt and $285.0 of swaps outstanding converting fixed rate debt to floating.

  The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) decreased to 58% during 1996 from 64% in 1995. The decrease is primarily the result of higher company earnings in 1996 as well as effective working capital management and lower acquisitions than in prior years. The ratio of market debt to market capitalization (defined as above using fair market values) decreased to 17% during 1996 from 23% in 1995. The Company primarily uses market value analyses to evaluate its optimal capitalization.


                                                            1996   1995   1994
                                                           ------ ------ ------
  CAPITAL EXPENDITURES
   Oral, Personal and Household Care...................... $413.6 $354.9 $343.1
   Pet Nutrition and Other................................   45.4   76.9   57.7
                                                           ------ ------ ------
  TOTAL CAPITAL EXPENDITURES.............................. $459.0 $431.8 $400.8
                                                           ====== ====== ======
  DEPRECIATION AND AMORTIZATION
   Oral, Personal and Household Care...................... $286.2 $273.8 $213.0
   Pet Nutrition and Other................................   30.1   26.5   22.1
                                                           ------ ------ ------
  TOTAL DEPRECIATION AND AMORTIZATION..................... $316.3 $300.3 $235.1
                                                           ====== ====== ======


  Capital expenditures were 5.2% of net sales in both 1996 and 1995 and were 5.3% of net sales in 1994. Capital spending continues to be focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. Capital expenditures for 1997 are expected to continue at the current rate of approximately 5% of net sales.

  Other investing activities in 1996, 1995 and 1994 included strategic acquisitions and equity investments worldwide.

  During 1996, the Company acquired the Profiden oral care business in Spain, the Seprod fabric care business in Jamaica and other regional brands in the Oral, Personal and Household Care segment. During 1995, the Company acquired Kolynos in Latin America and Odol oral care products in Argentina and made other regional investments. During 1994, the Company acquired the Cibaca toothbrush and toothpaste business in India and several other regional brands across the Oral, Personal and Household Care segment. The aggregate purchase price of all 1996, 1995 and 1994 acquisitions was $38.5, $1,321.9 and $149.8, respectively.

  During 1994, the Company repurchased a significant amount of common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for the year approximated 6.9 million shares with a total purchase price of $411.1.

  Dividend payments were $296.2 in 1996, up from $276.5 in 1995 and $246.9 in 1994. Common stock dividend payments increased to $1.88 per share in 1996 from $1.76 per share in 1995 and $1.54 in 1994. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share in all three years.

  Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions, such as the acquisition of Kolynos discussed previously, would require external financing.

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

OUTLOOK

  Looking forward into 1997, the Company is well positioned for strong growth in developing markets, particularly Asia and Latin America. However, economic uncertainty in Venezuela and the pace of recovery in Mexico may continue to impact overall results from Latin America, and its projected growth may be tempered until these economies become more stable. In addition, in 1996, the antitrust regulatory authorities in Brazil approved the acquisition of Kolynos subject to certain conditions. The Company is currently negotiating undertakings related to those conditions with the Brazilian authorities. The undertakings, which the Company hopes to execute soon, are expected to include a commitment by the Company to suspend the Kolynos trademark on toothpaste sold in Brazil for four years. During this time, the Company will market an alternate brand of toothpaste. The Company will continue to use the Kolynos name in Brazil for other oral care products, such as toothbrushes, mouthwash and dental floss. The undertakings are also expected to require the Company to contract manufacture toothpaste on commercial terms for third parties in Brazil. Although management is confident Kolynos can successfully operate in Brazil within these conditions, there cannot, of course, be absolute assurance that the conditions will not have an adverse impact on the Company's performance in Brazil. The acquisition is discussed further in Notes 3 and 16 to the Consolidated Financial Statements. Competitive pressures in Western European markets are expected to persist as business in this region will continue to be affected by slow economic growth, high unemployment and retail trade consolidation. Movements in foreign currency exchange rates can also impact future operating results as measured in U.S. dollars. Effective January 1997, the Company changed the functional currency of its Mexican operations from the Mexican peso to the U.S. dollar. The effect of this change on future results of operations is not determinable. Savings from the 1995 worldwide restructuring began in the latter half of 1996 and are expected to reach $100.0 annually by 1998.

  The Company expects the continued success of Colgate Total, using patented proprietary technology, to bolster worldwide oral care leadership and expects new products in all other categories to add potential for further growth. Overall, the global economic situation for 1997 is not expected to be materially different from that experienced in 1996 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of management set forth in the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

(b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement for the 1997 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

  See the "Index to Financial Statements" which is located on page 14 of this report.

(b) Exhibits. See the exhibit index which begins on page 41.

(c) Reports on Form 8-K. None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Colgate-Palmolive Company
                                                -------------------------
                                                      (Registrant)

Date March 18, 1997                          By       /s/ Reuben Mark
                                                -------------------------
                                                       Reuben Mark
                                                  Chairman of the Board
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(a)Principal Executive Officer

            /s/ Reuben Mark
        ---------------------------
                Reuben Mark
           Chairman of the Board
        and Chief Executive Officer

  Date March 18, 1997

(b)Principal Financial and Accounting Officer

          /s/ Stephen C. Patrick
        ---------------------------
            Stephen C. Patrick
         Chief Financial Officer

  Date March 18, 1997

(c)Directors:

  Vernon R. Alden, Jill K. Conway,
  Ronald E. Ferguson, Ellen M. Hancock,
  David W. Johnson, John P. Kendall,
  Richard J. Kogan, Delano E. Lewis,
  Reuben Mark, Howard B. Wentz, Jr.

           /s/ Andrew D. Hendry
        ---------------------------
             Andrew D. Hendry
            as Attorney-in-Fact

  Date March 18, 1997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS
Consolidated Statements of Income for the years ended December 31, 1996,
 1995 and 1994............................................................  15
Consolidated Balance Sheets at December 31, 1996 and 1995.................  16
Consolidated Statements of Retained Earnings and Changes in Capital Ac-
 counts for the years ended December 31, 1996, 1995 and 1994..............  17
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994......................................................  18
Notes to Consolidated Financial Statements................................  19
Financial Statement Schedules for the years ended December 31, 1996, 1995 and 1994:................................................................  36
  II Valuation and Qualifying Accounts....................................  36
Report of Independent Public Accountants..................................  39
SELECTED FINANCIAL DATA
Historical Financial Summary..............................................  40

  All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                  Dollars in Millions Except Per Share Amounts

                                                       1996     1995     1994
                                                     -------- -------- --------
Net sales........................................... $8,749.0 $8,358.2 $7,587.9
Cost of sales.......................................  4,451.1  4,353.1  3,913.3
                                                     -------- -------- --------
 Gross profit.......................................  4,297.9  4,005.1  3,674.6
Selling, general and administrative expenses........  3,052.1  2,879.6  2,625.2
Provision for restructured operations...............      --     460.5      --
Other expense, net..................................     93.8     96.1     82.8
Interest expense, net of interest income of $34.3,
 $30.6 and $34.2, respectively......................    197.4    205.4     86.7
                                                     -------- -------- --------
Income before income taxes..........................    954.6    363.5    879.9
Provision for income taxes..........................    319.6    191.5    299.7
                                                     -------- -------- --------
 Net income......................................... $  635.0 $  172.0 $  580.2
                                                     ======== ======== ========
Earnings per common share, primary.................. $   4.19 $   1.04 $   3.82
                                                     ======== ======== ========
Earnings per common share, assuming full dilution... $   3.90 $   1.02 $   3.56
                                                     ======== ======== ========





                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                  Dollars in Millions Except Per Share Amount

                                                            1996       1995
                                                          ---------  ---------
ASSETS
Current Assets
 Cash and cash equivalents............................... $   248.2  $   208.8
 Marketable securities...................................      59.6       47.8
 Receivables (less allowances of $33.8 and $31.9, respec-
  tively)................................................   1,064.4    1,116.9
 Inventories.............................................     770.7      774.8
 Other current assets....................................     229.4      211.9
                                                          ---------  ---------
  Total current assets...................................   2,372.3    2,360.2
Property, plant and equipment, net.......................   2,428.9    2,155.2
Goodwill and other intangibles, net......................   2,720.4    2,741.7
Other assets.............................................     379.9      385.2
                                                          ---------  ---------
                                                          $ 7,901.5  $ 7,642.3
                                                          =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Notes and loans payable................................. $   172.3  $   204.4
 Current portion of long-term debt.......................     110.4       37.0
 Accounts payable........................................     751.7      738.7
 Accrued income taxes....................................      93.1       76.7
 Other accruals..........................................     776.8      696.3
                                                          ---------  ---------
  Total current liabilities..............................   1,904.3    1,753.1
Long-term debt...........................................   2,786.8    2,992.0
Deferred income taxes....................................     234.3      237.3
Other liabilities........................................     942.0      980.1
Shareholders' Equity
 Preferred stock.........................................     392.7      403.5
 Common stock, $1 par value (500,000,000 shares
  authorized,
  183,213,295 shares issued).............................     183.2      183.2
 Additional paid-in capital..............................   1,101.6    1,033.7
 Retained earnings.......................................   2,731.0    2,392.2
 Cumulative translation adjustments......................    (534.7)    (513.0)
                                                          ---------  ---------
                                                            3,873.8    3,499.6
 Unearned compensation...................................    (370.9)    (378.0)
 Treasury stock, at cost.................................  (1,468.8)  (1,441.8)
                                                          ---------  ---------
  Total shareholders' equity.............................   2,034.1    1,679.8
                                                          ---------  ---------
                                                          $ 7,901.5  $ 7,642.3
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                              Dollars in Millions

                                                       1996     1995     1994
                                                     -------- -------- --------
Balance, January 1.................................. $2,392.2 $2,496.7 $2,163.4
Add:
 Net income.........................................    635.0    172.0    580.2
                                                     -------- -------- --------
                                                      3,027.2  2,668.7  2,743.6
                                                     -------- -------- --------
Deduct:
 Dividends declared:
  Series B Convertible Preference Stock, net of in-
   come taxes.......................................     20.9     21.1     21.1
  Preferred stock...................................       .5       .5       .5
  Common stock......................................    274.8    254.9    225.3
                                                     -------- -------- --------
                                                        296.2    276.5    246.9
                                                     -------- -------- --------
Balance, December 31................................ $2,731.0 $2,392.2 $2,496.7
                                                     ======== ======== ========

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS
                              Dollars in Millions

                              COMMON STOCK     ADDITIONAL   TREASURY STOCK
                           -------------------  PAID-IN   --------------------
                             SHARES     AMOUNT  CAPITAL     SHARES     AMOUNT
                           -----------  ------ ---------- ----------  --------
Balance, January 1, 1994.. 149,256,603  $183.2  $1,000.9  33,956,692  $1,124.0
Shares issued for stock
 options..................   1,803,574     --        1.6  (1,803,574)    (63.4)
Treasury stock acquired...  (6,923,325)    --        --    6,923,325     411.1
Other.....................     267,385     --       17.9    (267,385)     (9.3)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1994..................... 144,404,237   183.2   1,020.4  38,809,058   1,462.4
Shares issued for stock
 options..................   2,252,955     --       13.7  (2,252,955)    (85.5)
Treasury stock acquired...  (1,117,099)    --        --    1,117,099      77.7
Other.....................     313,779     --        (.4)   (313,779)    (12.8)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1995..................... 145,853,872   183.2   1,033.7  37,359,423   1,441.8
Shares issued for stock
 options..................   2,557,282     --       44.4  (2,557,282)   (100.5)
Treasury stock acquired...  (1,798,574)    --        --    1,798,574     149.9
Other.....................     521,238     --       23.5    (521,238)    (22.4)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1996..................... 147,133,818  $183.2  $1,101.6  36,079,477  $1,468.8
                           ===========  ======  ========  ==========  ========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in Millions

                                                   1996       1995      1994
                                                 ---------  ---------  -------
OPERATING ACTIVITIES
 Net income..................................... $   635.0  $   172.0  $ 580.2
 Adjustments to reconcile net income to net cash
  provided by operations:
  Restructured operations, net..................    (105.6)     424.9    (39.1)
  Depreciation and amortization.................     316.3      300.3    235.1
  Deferred income taxes and other, net..........     (23.0)     (62.9)    64.7
  Cash effects of changes in:
   Receivables..................................     (15.4)     (44.1)   (50.1)
   Inventories..................................      (1.2)     (26.1)   (44.5)
   Other current assets.........................       --       (42.4)    (7.8)
   Payables and accruals........................     111.3       88.5     90.9
                                                 ---------  ---------  -------
    Net cash provided by operations.............     917.4      810.2    829.4
                                                 ---------  ---------  -------
INVESTING ACTIVITIES
 Capital expenditures...........................    (459.0)    (431.8)  (400.8)
 Payment for acquisitions, net of cash acquired.     (59.3)  (1,300.4)  (146.4)
 Sale of marketable securities and other invest-
  ments.........................................      26.3        6.2     58.4
 Other, net.....................................     (12.0)     (17.2)    31.1
                                                 ---------  ---------  -------
    Net cash used for investing activities......    (504.0)  (1,743.2)  (457.7)
                                                 ---------  ---------  -------
FINANCING ACTIVITIES
 Principal payments on debt.....................  (1,164.6)     (17.1)   (88.3)
 Proceeds from issuance of debt, net............   1,077.4    1,220.0    316.4
 Proceeds from outside investors................       8.5       30.5     15.2
 Dividends paid.................................    (296.2)    (276.5)  (246.9)
 Purchase of common stock.......................     (27.4)      (9.0)  (357.9)
 Proceeds from exercise of stock options and
  other, net....................................      30.7       28.3     18.5
                                                 ---------  ---------  -------
    Net cash (used for) provided by financing
     activities.................................    (371.6)     976.2   (343.0)
                                                 ---------  ---------  -------
 Effect of exchange rate changes on cash and
  cash equivalents..............................      (2.4)      (4.3)    (2.9)
                                                 ---------  ---------  -------
 Net increase in cash and cash equivalents......      39.4       38.9     25.8
 Cash and cash equivalents at beginning of year.     208.8      169.9    144.1
                                                 ---------  ---------  -------
 Cash and cash equivalents at end of year....... $   248.2  $   208.8  $ 169.9
                                                 =========  =========  =======
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid............................... $   253.7  $   292.5  $ 261.1
Interest paid...................................     229.1      228.6     96.9
Non-cash consideration in payment for acquisi-
 tions..........................................       --        48.9      8.0
Principal payments on ESOP debt, guaranteed by
 the Company....................................      (5.0)      (4.4)    (4.0)


                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Dollars in Millions Except Per Share Amounts

1.  NATURE OF OPERATIONS

  The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpastes, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen, Kolynos, Protex, Ajax, Soupline/Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

  The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                                                  1996  1995  1994
                                                                  ----  ----  ----
   Oral Care.....................................................  30%   30%   26%
   Personal Care.................................................  22    22    24
   Household Surface Care........................................  16    16    17
   Fabric Care...................................................  18    18    18
   Pet Nutrition.................................................  10     9    11

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

  The Company's products are generally marketed by a sales force employed by each individual subsidiary or business unit. In some instances, distributors and brokers are used. Most raw materials used worldwide are purchased from others, are available from several sources and are generally available in adequate supply. Products and commodities such as tallow and essential oils are subject to wide price variations. No one of the Company's raw materials represents a significant portion of total material requirements.

  Trademarks are considered to be of material importance to the Company's business; consequently, the practice is followed of seeking trademark protection by all available means. Although the Company owns a number of patents, no one patent is considered significant to the business taken as a whole.

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

                           COLGATE-PALMOLIVE COMPANY

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

  GOODWILL AND OTHER INTANGIBLES

  Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current and forecasted profitability of a related acquired business. For the three-year period ended December 31, 1996, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

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

                           COLGATE-PALMOLIVE COMPANY

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

3.  ACQUISITIONS

  During 1996, the Company acquired the Profiden oral care business in Spain, the Seprod fabric care business in Jamaica as well as other regional brands in the Oral, Personal and Household Care segment. The Company also expanded its investment in the Pet Nutrition segment in the Netherlands. The aggregate purchase price of all 1996 acquisitions was $38.5.

  On January 10, 1995, the Company acquired the worldwide Kolynos oral care business ("Kolynos") for $1,040.0. Kolynos is an oral care business operating primarily in South America. The transaction was structured as a multinational acquisition of assets and stock and was accounted for under the purchase method of accounting. The net book value of Kolynos assets was approximately $50.0. As further described in Note 16, during 1996, the antitrust regulatory authorities in Brazil approved the acquisition subject to certain conditions.

  The following unaudited pro forma summary combines the results of the operations of the Company and Kolynos as if the acquisition had occurred as of the beginning of 1994 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt incurred and the related income tax effects.

              SUMMARIZED PRO FORMA COMBINED RESULTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1994

       Net sales...................................................... $7,864.0
       Income before income taxes.....................................    835.4
       Net income.....................................................    550.9
       Primary earnings per common share..............................     3.62
       Fully diluted earnings per common share........................     3.38

  The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the Company and Kolynos actually been combined during the year ended December 31, 1994, or the future results of operations of the combined companies. There are certain other

                           COLGATE-PALMOLIVE COMPANY
  benefits that are anticipated to be realized from the implementation of the Company's integration plans which are not included in the pro forma information.

  In addition, during 1995, the Company acquired the Odol oral care business in Argentina, the Barbados Cosmetic Products business in the Caribbean as well as other regional brands in the Oral, Personal and Household Care Segment. The aggregate purchase price of all 1995 acquisitions was $1,321.9.

  During 1994, the Company acquired the Cibaca toothpaste and toothbrush business in India, the NSOA laundry soap business in Senegal as well as several other regional brands in the Oral, Personal and Household Care segment. The aggregate purchase price of all 1994 acquisitions was $149.8.

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

4.  LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following at December 31:

                                      WEIGHTED
                                       AVERAGE
                                    INTEREST RATE MATURITIES   1996      1995
                                    ------------- ---------- --------- --------
   Notes...........................      7.3%     1997-2025  $ 1,292.9 $1,149.2
   ESOP notes, guaranteed by the
    Company........................      8.6      2001-2009      385.2    390.2
   Payable to banks................      5.5      2000-2003      836.0    101.8
   Commercial paper and other
    short-term borrowings,
    reclassified...................      5.1           1997      375.1  1,378.2
   Capitalized leases..............                                8.0      9.6
                                                             --------- --------
                                                               2,897.2  3,029.0
   Less: current portion of long-
    term debt......................                              110.4     37.0
                                                             --------- --------
                                                             $ 2,786.8 $2,992.0
                                                             ========= ========

  Commercial paper and certain other short-term borrowings are classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 1996, excluding short-term borrowings reclassified, are as follows: 1997--$110.4; 1998--$184.9; 1999--$167.1; 2000--$339.6; 2001--
  $97.6, and $1,622.5 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 12).

  At December 31, 1996, the Company had unused credit facilities amounting to $1,785.7. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 1996 and 1995 was 7.5% and 8.3%, respectively.

  The Company's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company is in compliance.

                           COLGATE-PALMOLIVE COMPANY

5.  CAPITAL STOCK AND STOCK COMPENSATION PLANS

  PREFERRED STOCK

  Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued and is outstanding. The $4.25 Preferred Stock is redeemable only at the option of the Company.

  PREFERENCE STOCK

  In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into two shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 1996 and 1995, 5,849,039 and 6,014,615 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's ESOP.

  SHAREHOLDER RIGHTS PLAN

  Under the Company's Shareholder Rights Plan, each share of the Company's common stock carries with it one Preference Share Purchase Right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. When exercisable, each Right entitles a holder to buy one two-hundredth of a share of a new series of preference stock at an exercise price of $87.50.

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

  INCENTIVE STOCK PLAN

  The Company has a plan which provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board

                           COLGATE-PALMOLIVE COMPANY
  of Directors administers the plan. During 1996 and 1995, 126,229 and 237,019 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

  STOCK OPTION PLANS

  The Company's 1987 and 1996 Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant. At December 31, 1996, 811,843 shares of common stock were available for future grants.

  The Plans contain an accelerated ownership feature which provides for the grant of new options when previously owned shares of Company stock are used to exercise existing options. The number of new options granted under this feature is equal to the number of shares of previously owned Company stock used to exercise the original options and to pay the related required U.S. income tax. The new options are granted at a price equal to the fair market value on the date of the new grant and have the same expiration date as the original options exercised.

  Stock option plan activity is summarized below:

                                       1996                       1995
                             -------------------------- --------------------------
                                            WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE
                               SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                             ----------  -------------- ----------  --------------
   Options outstanding,
    January 1..............  10,495,895       $57       10,261,408       $51
   Granted.................   2,854,611        82        2,581,173        69
   Exercised...............  (2,557,282)       57       (2,252,955)       44
   Canceled or expired.....     (85,625)       61          (93,731)       53
                             ----------                 ----------
   Options outstanding, De-
    cember 31..............  10,707,599        64       10,495,895        57
                             ----------                 ----------
   Options exercisable, De-
    cember 31..............   6,991,922        58        6,770,039        53
                             ==========                 ==========

  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1996:

                                WEIGHTED
                                 AVERAGE
                                REMAINING                  WEIGHTED                   WEIGHTED
                               CONTRACTUAL    OPTIONS      AVERAGE       OPTIONS      AVERAGE
   RANGE OF EXERCISE PRICES   LIFE IN YEARS OUTSTANDING EXERCISE PRICE EXERCISABLE EXERCISE PRICE
   ------------------------   ------------- ----------- -------------- ----------- --------------
   $19.53 - $52.13.........          4       2,385,707       $39        2,385,707       $39
   $52.38 - $60.98.........          6       2,408,409        57        1,934,196        57
   $61.00 - $72.07.........          7       2,450,844        68        1,434,389        67
   $72.31 - $87.06.........          8       2,431,654        80          737,630        78
   $87.25 - $99.79.........          5       1,030,985        94          500,000        98
                                            ----------                  ---------
                                     6      10,707,599        64        6,991,922        58
                                            ==========                  =========

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plan. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1996 and 1995 consistent with

                           COLGATE-PALMOLIVE COMPANY
  the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income, primary earnings per common share and fully diluted earnings per common share would have been $621.7, $4.09 per share and $3.82 per share, respectively in 1996 and $166.1, $1.00 per share and $.98 per share, respectively in 1995. The SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

  The weighted average Black-Scholes value of grants issued in 1996 and 1995 was $10.81 and $9.45, respectively. The Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 4 years, volatility ranging from 17% to 18%, risk free interest rate ranging from 5.8% to 6.4% and an expected dividend yield of 2.5%. The Black-Scholes model used by the Company to calculate option values was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions which greatly affect calculated values.

6.EMPLOYEE STOCK OWNERSHIP PLAN

  In 1989, the Company expanded its employee stock ownership plan (ESOP) through the introduction of a leveraged ESOP covering certain employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on two common shares for the comparable six-month period. Each share may be converted by the Trustee into two shares of common stock.

  Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1996, 1,275,380 shares were allocated to participant accounts.

  Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings.

  Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less employee contributions and dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $3.9 in 1996, $8.3 in 1995 and $8.0 in 1994. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

  Interest incurred on the ESOP's notes amounted to $33.5 in 1996, $33.9 in 1995 and $34.2 in 1994. The Company paid dividends on the stock held by the ESOP of $31.1 in 1996, $31.7 in 1995 and $32.3 in 1994. Company
  contributions to the ESOP were $4.1 in 1996, $6.4 in 1995 and $5.7 in 1994. Employee contributions to the ESOP were $5.9 in 1996 and $0 in 1995 and 1994.

                           COLGATE-PALMOLIVE COMPANY

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

  Net periodic pension expense of the plans includes the following components:

                                  1996              1995             1994
                             ---------------- ----------------- ----------------
                              U.S.   OVERSEAS  U.S.    OVERSEAS  U.S.   OVERSEAS
                             ------  -------- -------  -------- ------  --------
   Service cost--benefits
    earned during the peri-
    od.....................  $ 24.5   $ 15.1  $  19.1   $ 15.4  $ 23.1   $17.9
   Interest cost on pro-
    jected benefit obliga-
    tion...................    64.4     17.5     64.5     16.8    63.1    15.3
   Actual return on plan
    assets.................   (96.9)   (13.6)  (134.7)   (13.0)   (3.1)   (2.2)
   Net amortization and de-
    ferral.................    26.1      4.0     61.5      4.7   (69.1)   (7.0)
                             ------   ------  -------   ------  ------   -----
   Net pension expense.....  $ 18.1   $ 23.0  $  10.4   $ 23.9  $ 14.0   $24.0
                             ======   ======  =======   ======  ======   =====

  The following table sets forth the funded status of the plans at December
  31:

                                                   1996               1995
                                              ----------------  -----------------
                                               U.S.   OVERSEAS   U.S.    OVERSEAS
                                              ------  --------  -------  --------
   Plan assets at fair value................  $842.8  $ 171.2   $ 817.5  $ 157.2
                                              ------  -------   -------  -------
   Actuarial present value of benefit obli-
    gations:
    Vested obligation.......................   836.2    219.2     806.5    223.5
    Nonvested obligation....................    41.1     16.5      57.7     23.5
                                              ------  -------   -------  -------
   Accumulated benefit obligation...........   877.3    235.7     864.2    247.0
   Additional benefits related to assumed
    future compensation levels..............    48.4     36.2      58.1     37.2
                                              ------  -------   -------  -------
   Projected benefit obligation.............   925.7    271.9     922.3    284.2
                                              ------  -------   -------  -------
   Plan assets less than projected benefit
    obligation..............................   (82.9)  (100.7)   (104.8)  (127.0)
   Deferral of net actuarial changes and
    other, net..............................    75.9      4.9     161.4      6.7
   Unrecognized prior service cost..........    50.9      4.2      21.1      2.1
   Unrecognized transition asset............   (21.6)    (4.2)    (28.3)    (3.6)
   Additional liability.....................     --      (1.2)      --       (.2)
                                              ------  -------   -------  -------
   Prepaid (accrued) pension cost recognized
    in the Consolidated Balance Sheets......  $ 22.3  $ (97.0)  $  49.4  $(122.0)
                                              ======  =======   =======  =======

                           COLGATE-PALMOLIVE COMPANY

  The actuarial assumptions used to determine the projected benefit obligation of the plans were as follows:

                                                              OVERSEAS
                                           U.S.          (WEIGHTED AVERAGE)
                                      ----------------  ----------------------
                                      1996  1995  1994   1996    1995    1994
                                      ----  ----  ----  ------  ------  ------
   Settlement rates.................. 7.50% 7.00% 8.75%   8.23%   8.46%   8.38%
   Long-term rates of compensation
    increase......................... 5.50  5.50  5.75    5.38    5.47    5.53
   Long-term rates of return on plan
    assets........................... 9.25  9.25  9.25   10.91   10.50   10.88

  When remeasuring the pension obligation, the Company reassesses each actuarial assumption. The settlement rate assumption is pegged to long-term bond rates to reflect the cost to satisfy the pension obligation currently, while the other assumptions reflect the long-term outlook of rates of compensation increases and return on assets.

  OTHER POSTRETIREMENT BENEFITS

  The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits. Postretirement benefits currently are not funded.

  Postretirement benefits expense includes the following components:

                                                            1996   1995   1994
                                                            -----  -----  -----
   Service cost-benefits earned during the period.........  $ 1.7  $ 1.9  $ 2.2
   Annual ESOP allocation.................................   (5.0)  (4.2)  (5.7)
   Interest cost on accumulated postretirement benefit ob-
    ligation..............................................   12.6   13.7   14.2
   Amortization of unrecognized net gain..................   (2.2)  (3.4)   (.1)
                                                            -----  -----  -----
    Net postretirement expense............................  $ 7.1  $ 8.0  $10.6
                                                            =====  =====  =====

  The actuarial present value of postretirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets is comprised of the following components, at December 31:


                                                                   1996   1995
                                                                  ------ ------
   Retirees...................................................... $144.8 $145.2
   Active participants eligible for retirement...................    1.0    2.0
   Other active participants.....................................    6.9    9.2
                                                                  ------ ------
   Accumulated postretirement benefit obligation.................  152.7  156.4
   Unrecognized net gain.........................................   43.8   44.4
                                                                  ------ ------
    Accrued postretirement benefit liability..................... $196.5 $200.8
                                                                  ====== ======

  The principal actuarial assumptions used in the measurement of the accumulated benefit obligation were as follows:

                                                           1996   1995   1994
                                                           -----  -----  -----
   Discount rate..........................................  7.50%  7.00%  8.75%
   Current medical cost trend rate........................  6.50   8.00  10.00
   Ultimate medical cost trend rate.......................  5.00   5.00   6.25
   Medical cost trend rate decreases ratably to ultimate
    in year...............................................  1999   1999   2001
   ESOP growth rate....................................... 10.00% 10.00% 10.00%

                           COLGATE-PALMOLIVE COMPANY

  When remeasuring the accumulated benefit obligation, the Company reassesses each actuarial assumption.

  The cost of these postretirement medical benefits is dependent upon a number of factors, the most significant of which is the rate at which medical costs increase in the future. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $14.8; annual expense would not be materially affected.

8.  INCOME TAXES

  The provision for income taxes consists of the following for the years ended December 31:

                                                             1996   1995   1994
                                                            ------ ------ ------
   United States........................................... $ 67.2 $ 18.0 $ 43.3
   Overseas................................................  252.4  173.5  256.4
                                                            ------ ------ ------
                                                            $319.6 $191.5 $299.7
                                                            ====== ====== ======

  Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being (lower) higher than the total provision for income taxes as follows:

                                                        1996     1995    1994
                                                       -------  ------  ------
   Excess of tax over book depreciation............... $ (15.9) $(18.9) $(32.8)
   Net restructuring (spending) accrual...............   (26.3)   70.5   (19.0)
   Other, net.........................................    21.5    (5.3)    5.6
                                                       -------  ------  ------
                                                       $(20.7)  $ 46.3  $(46.2)
                                                       =======  ======  ======

  The components of income before income taxes are as follows for the three years ended December 31:

                                                           1996   1995     1994
                                                          ------ -------  ------
   United States......................................... $171.3 $(121.1) $181.8
   Overseas..............................................  783.3   484.6   698.1
                                                          ------ -------  ------
                                                          $954.6 $ 363.5  $879.9
                                                          ====== =======  ======

  The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

   PERCENTAGE OF INCOME BEFORE TAX                             1996  1995  1994
   -------------------------------                             ----  ----  ----
   Tax at U.S. statutory rate................................. 35.0% 35.0% 35.0%
   State income taxes, net of federal benefit.................   .3    .6    .6
   Earnings taxed at other than U.S. statutory rate........... (1.4)  (.4)  (.3)
   Restructured operations....................................  --   18.4   --
   Other, net.................................................  (.4)  (.9) (1.2)
                                                               ----  ----  ----
   Effective tax rate......................................... 33.5% 52.7% 34.1%
                                                               ====  ====  ====

  In addition, net tax benefits of $28.9 in 1996 and $6.8 in 1995 were recorded directly through equity.

                           COLGATE-PALMOLIVE COMPANY

  The components of deferred tax assets (liabilities) are as follows at December 31:

                                                               1996     1995
                                                              -------  -------
   Deferred Taxes--Current:
    Accrued liabilities...................................... $  63.7  $  64.1
    Restructuring............................................    24.5     20.0
    Other, net...............................................    28.2     13.9
                                                              -------  -------
    Total deferred taxes current.............................   116.4     98.0
                                                              -------  -------
   Deferred Taxes--Long-term:
    Intangible assets........................................  (212.9)  (212.2)
    Property, plant and equipment............................  (175.7)  (215.9)
    Postretirement benefits..................................    73.1     73.1
    Restructuring............................................    50.7    141.1
    Tax loss and tax credit carryforwards....................   116.3    124.8
    Other, net...............................................    29.1    (30.0)
    Valuation allowance......................................  (114.9)  (118.2)
                                                              -------  -------
    Total deferred taxes long-term...........................  (234.3)  (237.3)
                                                              -------  -------
     Net deferred taxes...................................... $(117.9) $(139.3)
                                                              =======  =======

  The major component of the 1996 and 1995 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized.

9.  FOREIGN CURRENCY TRANSLATION

  Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were as follows:

                                                      1996     1995     1994
                                                     -------  -------  -------
   Balance, January 1............................... $(513.0) $(439.3) $(372.9)
   Effect of balance sheet translations.............   (21.7)   (73.7)   (66.4)
                                                     -------  -------  -------
   Balance, December 31............................. $(534.7) $(513.0) $(439.3)
                                                     =======  =======  =======

  Foreign currency charges, resulting from the translation of balance sheets of subsidiaries operating in highly inflationary environments and from foreign currency transactions, are included in the Consolidated Statements of Income.

10. EARNINGS PER SHARE

  Primary earnings per share are determined by dividing net income, after deducting preferred stock dividends net of related tax benefits ($21.4 in 1996, $21.6 in 1995 and 1994), by the weighted average number of common shares outstanding (146.6 million in 1996, 145.2 million in 1995 and 146.2 million in 1994).

  Earnings per common share assuming full dilution are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options, unless the effect of such conversion is antidilutive. This calculation also assumes reduction of available income by pro forma ESOP replacement funding, net of income taxes.

                           COLGATE-PALMOLIVE COMPANY

11. INCOME STATEMENT INFORMATION

  Other expense, net consists of the following for the years ended December
  31:

                                                          1996    1995    1994
                                                         ------  ------  ------
   Amortization of intangibles.......................... $ 91.7  $ 87.7  $ 56.3
   Earnings from equity investments.....................   (7.8)   (7.3)   (1.3)
   Minority interest....................................   33.4    37.1    37.8
   Other................................................  (23.5)  (21.4)  (10.0)
                                                         ------  ------  ------
                                                         $ 93.8  $ 96.1  $ 82.8
                                                         ======  ======  ======

  The following is a comparative summary of certain expense information for the years ended December 31:

                                                            1996   1995   1994
                                                           ------ ------ ------
   Interest incurred...................................... $244.4 $250.7 $130.6
   Interest capitalized...................................   12.7   14.7    9.7
                                                           ------ ------ ------
   Interest expense....................................... $231.7 $236.0 $120.9
                                                           ====== ====== ======
   Research and development............................... $162.7 $156.7 $147.1
   Maintenance and repairs................................  107.1  108.2  110.1
   Media advertising......................................  565.9  561.3  543.2

                           COLGATE-PALMOLIVE COMPANY

12. BALANCE SHEET INFORMATION

  Supplemental balance sheet information is as follows:

   INVENTORIES                                                1996      1995
   -----------                                              --------- ---------
   Raw materials and supplies.............................. $   311.5 $   313.8
   Work-in-process.........................................      34.3      38.3
   Finished goods..........................................     424.9     422.7
                                                            --------- ---------
                                                            $   770.7 $   774.8
                                                            ========= =========

  Inventories valued under LIFO amounted to $203.7 at December 31, 1996, and $207.2 at December 31, 1995. The excess of current cost over LIFO cost at the end of each year was $52.6 and $42.9, respectively.

   PROPERTY, PLANT AND EQUIPMENT, NET                        1996       1995
   ----------------------------------                      ---------  ---------
   Land................................................... $   126.4  $   126.0
   Buildings..............................................     655.9      623.1
   Machinery and equipment................................   3,048.5    2,850.3
                                                           ---------  ---------
                                                             3,830.8    3,599.4
   Accumulated depreciation...............................  (1,401.9)  (1,444.2)
                                                           ---------  ---------
                                                           $ 2,428.9  $ 2,155.2
                                                           =========  =========
   GOODWILL AND OTHER INTANGIBLE ASSETS, NET                 1996       1995
   -----------------------------------------               ---------  ---------
   Goodwill and other intangibles......................... $ 3,107.4  $ 3,037.0
   Accumulated amortization...............................    (387.0)    (295.3)
                                                           ---------  ---------
                                                           $ 2,720.4  $ 2,741.7
                                                           =========  =========
   OTHER ACCRUALS                                            1996       1995
   --------------                                          ---------  ---------
   Accrued payroll and employee benefits.................. $   293.0  $   271.0
   Accrued advertising....................................     135.7      117.6
   Accrued interest.......................................      48.6       46.0
   Accrued taxes other than income taxes..................      47.9       51.1
   Restructuring accrual..................................     115.2      100.0
   Other..................................................     136.4      110.6
                                                           ---------  ---------
                                                           $   776.8  $   696.3
                                                           =========  =========
   OTHER LIABILITIES                                         1996       1995
   -----------------                                       ---------  ---------
   Minority interest...................................... $   232.2  $   214.1
   Pension and other benefits.............................     393.9      411.7
   Restructuring accrual..................................      38.0      175.9
   Other..................................................     277.9      178.4
                                                           ---------  ---------
                                                           $   942.0  $   980.1
                                                           =========  =========

                           COLGATE-PALMOLIVE COMPANY

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  In assessing the fair value of financial instruments at December 31, 1996 and 1995, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  The estimated fair value of the Company's financial instruments at December 31 are summarized as follows:

                                           1996                  1995
                                    --------------------  --------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     AMOUNT      VALUE     AMOUNT      VALUE
                                    ---------  ---------  ---------  ---------
   Assets:
    Cash and cash equivalents...... $   248.2  $   248.2  $   208.8  $   208.8
    Marketable securities..........      59.6       59.6       47.8       47.8
    Long-term investments..........       8.1        7.9       13.3       14.2
   Liabilities:
    Notes and loans payable........    (172.3)    (172.3)    (204.4)    (204.4)
    Long-term debt, including cur-
     rent portion..................  (2,897.2)  (2,980.6)  (3,029.0)  (3,161.1)
    Other liabilities:
     Foreign exchange contracts....       4.0        4.8         .4        1.3
     Interest rate instruments.....     (10.3)       (.4)     (11.0)     (68.1)
   Equity:
    Foreign exchange contracts to
     hedge investment
     in subsidiaries...............      (1.7)      (1.4)      (2.3)      (2.1)

  FINANCIAL INSTRUMENTS AND RATE RISK MANAGEMENT

  The Company utilizes interest rate agreements and foreign exchange contracts to manage interest rate and foreign currency exposures. The principal objective of such contracts is to moderate the effect of fluctuations in interest rates and foreign exchange rates. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes. The Company utilizes what it considers straightforward instruments, such as forward foreign exchange contracts and non-leveraged interest rate swaps, to accomplish its objectives.

  The Company primarily uses interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt in order to manage interest rate exposures in a manner consistent with achieving a targeted fixed to variable interest rate ratio. The net effective cash payment of these financial derivative instruments combined with the related interest payments on the debt that they hedge are accounted for as interest expense. Those interest rate instruments that do not qualify as hedge instruments for accounting purposes are marked to market and carried on the balance sheets at fair value. As of December 31, 1996 and 1995, the Company had agreements outstanding with an aggregate notional amount of $1,210.9 and $1,142.2, respectively, with maturities through 2025.

  The Company uses forward exchange contracts principally to hedge foreign currency exposures associated with its net investment in foreign operations and overseas debt. This hedging minimizes the impact of foreign exchange rate movements on the Company's financial position. The terms of these contracts are generally less than five years.

                           COLGATE-PALMOLIVE COMPANY

  As of December 31, 1996 and 1995, the Company had approximately $676.9 and $972.0, respectively, of outstanding foreign exchange contracts. At December 31, 1996, approximately 15% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 40% hedged intercompany loans, 40% hedged third-party firm commitments and the remaining 5% hedged certain transactions that are anticipated to settle in accordance with their identified terms. The Company makes net settlements for foreign exchange contracts at maturity, based on rates agreed to at inception of the contracts.

  Gains and losses from contracts that hedge the Company's investments in its foreign subsidiaries are shown in the cumulative translation adjustments account included in shareholders' equity. Gains and losses from contracts that hedge firm commitments are recorded in the balance sheets as a component of the related receivable or payable until realized, at which time they are recognized in the statements of income.

  The contracts that hedge anticipated sales and purchases do not qualify as hedges for accounting purposes. Accordingly, the related gains and losses are calculated using the current forward foreign exchange rates and are recorded in the statements of income as other expense, net. These contracts mature within 15 months.

  The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract only with counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1996 was not significant.

13. MARKET AND DIVIDEND INFORMATION

  The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the amount of dividends paid per share has increased for 34 consecutive years.

  MARKET PRICE

                               COMMON STOCK            $4.25 PREFERRED STOCK
                        --------------------------- ---------------------------
   QUARTER ENDED            1996          1995          1996          1995
   -------------        ------------- ------------- ------------- -------------
                         HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH   LOW
                        ------ ------ ------ ------ ------ ------ ------ ------
   March 31............ $83.00 $68.88 $67.88 $58.63 $73.00 $69.00 $67.00 $62.00
   June 30.............  85.63  75.38  77.00  66.25  71.50  67.50  71.00  64.50
   September 30........  88.75  78.13  73.13  65.75  69.00  64.50  71.00  67.50
   December 31.........  95.50  86.00  76.38  66.13  72.00  65.50  72.00  69.00
   Closing Price.......    $92.25        $70.25        $70.00        $72.00

  DIVIDENDS PAID PER SHARE

   QUARTER ENDED                                    1996   1995   1996    1995
   -------------                                   ------ ------ ------  ------
   March 31....................................... $ .47  $ .41  $1.0625 $1.0625
   June 30........................................   .47    .41   1.0625  1.0625
   September 30...................................   .47    .47   1.0625  1.0625
   December 31....................................   .47    .47   1.0625  1.0625
                                                   -----  -----  ------- -------
   Total.......................................... $1.88  $1.76  $4.25   $4.25
                                                   =====  =====  ======= =======

                           COLGATE-PALMOLIVE COMPANY

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST    SECOND   THIRD         FOURTH
                                       QUARTER  QUARTER  QUARTER       QUARTER
                                       -------- -------- --------      --------
   1996
   Net sales.......................... $2,053.7 $2,167.3 $2,230.6      $2,297.4
   Gross profit.......................  1,003.3  1,061.0  1,094.8       1,138.8
   Net income.........................    143.5    148.9    160.9         181.7
   Earnings per common share:
    Primary...........................      .95      .98     1.06          1.20
    Assuming full dilution (1)........      .89      .92      .99          1.12
   1995
   Net sales.......................... $1,980.3 $2,090.7 $2,134.4      $2,152.8
   Gross profit.......................    969.8    980.1  1,024.7       1,030.5
   Net income (loss)..................    156.5    143.2   (250.2) (2)    122.5
   Earnings (loss) per common share:
    Primary...........................     1.05      .95    (1.76) (2)      .80
    Assuming full dilution (1)........      .97      .88    (1.76) (2)      .76

  --------
  (1) The sum of the quarterly fully diluted earnings (loss) per share amounts is not equal to the full year because the computations of the weighted average number of shares outstanding and the potential impact of dilutive securities for each quarter and for the full year are required to be made independently.
  (2) The third quarter of 1995 includes a provision for restructured operations of $460.5 ($369.2 aftertax) or $2.54 per share on a primary basis and $2.50 per share on a fully diluted basis.

15. RESTRUCTURED OPERATIONS

  In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. As a result of this rationalization, 24 of the 112 factories worldwide will be closed or significantly reconfigured of which 14 had been closed or reconfigured at the end of 1996.

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

  A summary of the restructuring reserve established is as follows:

                                               BALANCE AT             BALANCE AT
                            ORIGINAL UTILIZED DECEMBER 31, UTILIZED  DECEMBER 31,
                            RESERVE  IN 1995      1995     IN 1996       1996
                            -------- -------- ------------ --------  ------------
   Workforce...............  $210.0   $ (4.2)    $205.8    $ (93.4)     $112.4
   Manufacturing plants....   204.1     (7.2)     196.9     (118.6)       78.3
   Settlement of contrac-
    tual obligations.......    46.4    (13.5)      32.9      (20.4)       12.5
                             ------   ------     ------    -------      ------
                             $460.5   $(24.9)    $435.6    $(232.4)     $203.2
                             ======   ======     ======    =======      ======

                           COLGATE-PALMOLIVE COMPANY

  Of the restructuring reserve remaining as of December 31, 1996 and 1995, $115.2 and $100.0, respectively, is classified as a current liability, $38.0 and $175.9, respectively, as a noncurrent liability, and $50.0 and $159.7, respectively, as a reduction of fixed assets.

16. COMMITMENTS AND CONTINGENCIES

  Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $70.0 in 1997, $58.4 in 1998, $51.7 in 1999, $47.5 in 2000, $44.7 in 2001 and $193.1 for years thereafter. Rental expense amounted to $93.3 in 1996, $91.8 in 1995 and $83.4 in 1994. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

  The Company has various contractual commitments to purchase raw materials, products and services totaling $123.4 that expire through 1998.

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

  As discussed in Note 3, the acquisition of Kolynos was reviewed by antitrust regulatory authorities in Brazil. The antitrust regulatory authorities in Brazil approved the acquisition subject to certain conditions. The Company is currently negotiating undertakings related to those conditions with the Brazilian authorities. Among other things, those undertakings would result in the substitution by the Company of a new toothpaste brand for Kolynos in Brazil for four years and the Company contract manufacturing toothpaste in Brazil for third parties during this period.

17. SUBSEQUENT EVENT

  On March 6, 1997, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders will receive one additional share of Colgate common stock for each share they hold as of April 25, 1997. Par value will remain at $1 per share. Giving retroactive effect for the stock split, common shares issued as of December 31, 1996 would have been 366,426,590. Earnings per share, after giving retroactive effect to the two-for-one split, are presented below for each of the three years ended December 31:

                                                               1996  1995  1994
                                                               ----- ----- -----
   Primary.................................................... $2.09 $0.52 $1.91
   Fully Diluted..............................................  1.95  0.51  1.78

  Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the common stock split.

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN MILLIONS)

      COLUMN A                  COLUMN B      COLUMN C      COLUMN D  COLUMN E
      --------                 ---------- ---------------- ---------- ---------
                                             ADDITIONS
                                          ----------------
                               BALANCE AT CHARGED TO                   BALANCE
                               BEGINNING  COSTS AND                    AT END
     DESCRIPTION               OF PERIOD   EXPENSES  OTHER DEDUCTIONS OF PERIOD
     -----------               ---------- ---------- ----- ---------- ---------
Allowance for doubtful ac-
 counts.......................   $ 31.9     $11.8    $ --     $9.9(1)  $ 33.8
                                 ======     =====    =====    ====     ======
Accumulated amortization of
 goodwill and other
 intangibles..................   $295.3     $91.7    $ --     $--      $387.0
                                 ======     =====    =====    ====     ======
Valuation allowance for de-
 ferred tax assets............   $118.2     $ --     $ --     $3.3(2)  $114.9
                                 ======     =====    =====    ====     ======

--------
NOTES:
(1) Uncollectible accounts written off and cash discounts allowed.
(2) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN MILLIONS)

      COLUMN A                COLUMN B      COLUMN C          COLUMN D   COLUMN E
      --------               ---------- -----------------    ----------  ---------
                                           ADDITIONS
                                        -----------------
                             BALANCE AT CHARGED TO                        BALANCE
                             BEGINNING  COSTS AND                         AT END
     DESCRIPTION             OF PERIOD   EXPENSES   OTHER    DEDUCTIONS  OF PERIOD
     -----------             ---------- ----------  -----    ----------  ---------
Allowance for doubtful ac-
 counts....................    $ 23.1     $12.5     $ 4.4(4)   $ 8.1(1)   $ 31.9
                               ======     =====     =====      =====      ======
Accumulated amortization of
 goodwill and
 other intangibles.........    $207.6     $87.7     $ --       $ --       $295.3
                               ======     =====     =====      =====      ======
Valuation allowance for de-
 ferred tax assets.........    $ 32.4     $69.9(3)  $24.4(2)   $ 8.5(2)   $118.2
                               ======     =====     =====      =====      ======

--------
NOTES:
(1) Uncollectible accounts written off and cash discounts allowed.
(2) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.
(3) Allowance for tax benefits from restructured operations in certain jurisdictions not expected to be realized.
(4) Other adjustments.

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEAR ENDED DECEMBER 31, 1994
                             (DOLLARS IN MILLIONS)

      COLUMN A                  COLUMN B      COLUMN C       COLUMN D  COLUMN E
      --------                 ---------- ----------------- ---------- ---------
                                             ADDITIONS
                                          -----------------
                               BALANCE AT CHARGED TO                    BALANCE
                               BEGINNING  COSTS AND                     AT END
     DESCRIPTION               OF PERIOD   EXPENSES   OTHER DEDUCTIONS OF PERIOD
     -----------               ---------- ----------  ----- ---------- ---------
                                                               $5.6(1)
                                                                 .6(3)
                                                               ----
Allowance for doubtful ac-
 counts.......................   $ 24.9     $ 4.4     $ --     $6.2     $ 23.1
                                 ======     =====     =====    ====     ======
Accumulated amortization of
 goodwill and other
 intangibles..................   $151.2     $56.4     $ --     $--      $207.6
                                 ======     =====     =====    ====     ======
Valuation allowance for de-
 ferred tax assets............   $ 28.3     $ 4.1(2)  $ --     $--      $ 32.4
                                 ======     =====     =====    ====     ======

--------
NOTES:
(1) Uncollectible accounts written off and cash discounts allowed.
(2) Allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.
(3) Other adjustments.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

  We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /S/ ARTHUR ANDERSEN LLP

New York, New York
March 6, 1997

                           COLGATE-PALMOLIVE COMPANY

                       HISTORICAL FINANCIAL SUMMARY*(1)
                 Dollars in Millions Except Per Share Amounts

                             1996     1995        1994        1993        1992     1991        1990     1989     1988
                           -------- --------    --------    --------    -------- --------    -------- -------- --------
OPERATIONS
Net sales................  $8,749.0 $8,358.2    $7,587.9    $7,141.3    $7,007.2 $6,060.3    $5,691.3 $5,038.8 $4,734.3
Results of operations:
 Net income..............     635.0    172.0(2)    580.2(3)    189.9(4)    477.0    124.9(5)    321.0    280.0    152.7(6)
 Per share, primary......      4.19     1.04(2)     3.82(3)     1.08(4)     2.92      .77(5)     2.28     1.98     1.11(6)
 Per share assuming full
  dilution...............      3.90     1.02(2)     3.56(3)     1.05(4)     2.74      .75(5)     2.12     1.90     1.10(6)
Depreciation and
 amortization expense....     316.3    300.3       235.1       209.6       192.5    146.2       126.2     97.0     82.0
FINANCIAL POSITION
Working capital..........     468.0    607.1       648.5       676.4       635.6    596.0       516.0    907.5    710.9
Current ratio............       1.2      1.3         1.4         1.5         1.5      1.5         1.4      1.9      1.7
Property, plant and
 equipment, net..........   2,428.9  2,155.2     1,988.1     1,766.3     1,596.8  1,394.9     1,362.4  1,105.4  1,021.6
Capital expenditures.....     459.0    431.8       400.8       364.3       318.5    260.7       296.8    210.0    238.7
Total assets.............   7,901.5  7,642.3     6,142.4     5,761.2     5,434.1  4,510.6     4,157.9  3,536.5  3,217.6
Long-term debt...........   2,786.8  2,992.0     1,751.5     1,532.4       946.5    850.8     1,068.4  1,059.5    674.3
Shareholders' equity.....   2,034.1  1,679.8     1,822.9     1,875.0     2,619.8  1,866.3     1,363.6  1,123.2  1,150.6
SHARE AND OTHER
Book value per common
 share...................     13.68    11.34       12.45       12.40       16.21    12.54       10.12     8.39     8.24
Cash dividends declared
 and paid per common
 share                         1.88     1.76        1.54        1.34        1.15     1.02         .90      .78      .74(7)
Closing price............     92.25    70.25       63.38       62.38       55.75    48.88       36.88    31.75    23.50
Number of common shares
 outstanding (in
 millions)...............     147.1    145.8       144.4       149.3       160.2    147.3       133.2    132.2    138.1
Number of shareholders of
 record:
 $4.25 Preferred.........       350      380         400         450         470      460         500      500      550
 Common..................    45,500   46,600      44,100      40,300      36,800   34,100      32,000   32,400   33,200
Average number of
 employees...............    37,900   38,400      32,800      28,000      28,800   24,900      24,800   24,100   24,700
                             1987
                           -----------
OPERATIONS
Net sales................  $4,365.7
Results of operations:
 Net income..............        .9(8)
 Per share, primary......       .01(8)
 Per share assuming full
  dilution...............       .01(8)
Depreciation and
 amortization expense....      70.1
FINANCIAL POSITION
Working capital..........     439.5
Current ratio............       1.3
Property, plant and
 equipment, net..........   1,201.8
Capital expenditures.....     285.8
Total assets.............   3,227.7
Long-term debt...........     694.1
Shareholders' equity.....     941.1
SHARE AND OTHER
Book value per common
 share...................      6.77
Cash dividends declared
 and paid per common
 share                         .695
Closing price............     19.63
Number of common shares
 outstanding (in
 millions)...............     137.2
Number of shareholders of
 record:
 $4.25 Preferred.........       600
 Common..................    33,900
Average number of
 employees...............    37,400

--------
* On March 6, 1997, the Board of Directors approved a two-for-one common stock split. Financial information has not been adjusted to reflect the impact of the split.
(1) All share and per share amounts have been restated to reflect the 1991 two-for-one stock split.
(2) Income in 1995 includes a net provision for restructured operations of $369.2 ($2.54 per share on a primary basis or $2.50 per share on a fully diluted basis).
(3) Income in 1994 includes a one-time charge of $5.2 for the sale of a non-core business, Princess House.
(4) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2 ($2.30 per share on a primary basis or $2.10 per share on a fully diluted basis).
(5) Income in 1991 includes a net provision for restructured operations of $243.0 ($1.80 per share on a primary basis or $1.75 per share on a fully diluted basis).
(6) Income in 1988 includes Hill's service agreement renegotiation net charge of $42.0 ($.30 per share on both a primary and fully diluted basis).
(7) Due to timing differences, 1988 includes three dividend declarations totaling $.55 per share and four payments totaling $.74 per share while all other years include four dividend declarations.
(8) Income in 1987 includes a net provision for restructured operations of $144.8 ($1.06 per share on a primary basis or $1.05 per share on a fully diluted basis).

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31,1996

                           COMMISSION FILE NO. 1-644

 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
  3-A         Restated Certificate of Incorporation, as amended.
              (Registrant hereby incorporates by reference Exhibit 1 to
              its Form 8-K dated October 17, 1991, File No. 1-644-2.)
  3-B         By-laws. (Registrant hereby incorporates by reference
              Exhibit 3-B to Amendment No. 1 to its Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1994,
              File No. 1-644-2.)
  4-A         Rights agreement dated as of October 13, 1988 between
              registrant and Morgan Shareholder Services Trust Company.
              (Registrant hereby incorporates by reference Exhibit I to
              its Form 8-A dated October 21, 1988, File No. 1-644-2.)
  4-B      a) Other instruments defining the rights of security holders, including indentures.*
           b) Colgate-Palmolive Company Employee Stock Ownership Trust
              Note Agreement dated as of June 1, 1989. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Annual
              Report on Form 10-K for the year ended December 31, 1989,
              File No. 1-644-2.)
 10-A         Colgate-Palmolive Company 1977 Stock Option Plan, as
              amended. (Registrant hereby incorporates by reference
              Exhibit 10-A to its Annual Report on Form 10-K for the year ended December 31, 1986, File No. 1-644-2.)
 10-B      a) Colgate-Palmolive Company Executive Incentive Compensation
              Plan, as amended. (Registrant hereby incorporates by
              reference Exhibit 10-B (a) to its Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-644-2.)
           b) Colgate-Palmolive, as amended Company Executive Incentive
              Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)
 10-C      a) Colgate-Palmolive Company Supplemental Salaried Employees
              Retirement Plan (Registrant hereby incorporates by reference
              Exhibit 10-E (Plan only) to its, Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)
           b) Colgate-Palmolive Company Supplemental Spouse's Benefit
              Trust. (Registrant hereby incorporates by reference Exhibit
              10-C (b) to its Annual Report on Form 10-K for the year
              ended December 31, 1987, File No. 1-644-2.)
 10-D      a) Lease dated August 15, 1978 between Harold Uris, d/b/a Uris
              Holding Company, and Colgate-Palmolive Company. (Registrant
              hereby incorporates by reference Exhibit 2(b) to its Annual
              Report on Form 10-K for the year ended December 31, 1978,
              File No. 1-644-2.)
           b) First Supplemental Amendment dated as of January 1, 1989, between The Bank of New York as trustee under the will of
              Harold D. Uris, deceased, d/b/a Uris Holding Company, and
              Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 10-D (b) to its Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1995, File No. 1-
              644.)
           c) Second Supplemental Agreement dated as of March 15, 1995, between The Bank of New York as trustee under the will of
              Harold D. Uris, deceased, and Colgate-Palmolive Company.
              (Registrant hereby incorporates by reference Exhibit 10-D
              (c) to its Quarterly Report on Form 10-Q for the quarter
              ended June 30, 1995, File No. 1-644.)
 10-E      a) Colgate-Palmolive Company Executive Severance Plan, as
              amended.
           b) Colgate-Palmolive Company Executive Severance Plan Trust.
              (Registrant hereby incorporates by reference Exhibit 10-E
              (b) to its Annual Report on Form 10-K for the year ended
              December 31, 1987, File No. 1-644-2.)
 10-F         Colgate-Palmolive Company Pension Plan for Outside
              Directors, as amended. (Registrant hereby incorporates by
              reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-644.)

 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------
 10-G         Colgate-Palmolive Company Stock Plan for Non-Employee
              Directors. (Registrant hereby incorporates by reference
              Exhibit 10-G to its Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996, File No. 1-644.)
 10-H         Colgate-Palmolive Company Restated and Amended Deferred
              Compensation Plan for Non-Employee Directors. (Registrant
              hereby incorporates by reference Exhibit 10-H to its Annual
              Report on Form 10-K for the year ended December 31, 1991,
              File No. 1-644-2.)
 10-I         Career Achievement Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 1986, File No. 1-644-2.)
 10-J         Colgate-Palmolive Company 1987 Stock Option Plan, as
              amended. (Registrant hereby incorporates by reference
              Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-644-2.)
 10-K         Stock incentive agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated
              January 13, 1993, pursuant to the Colgate-Palmolive Company
              1987 Stock Option Plan, as amended. (Registrant hereby
              incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1993, File No.
              1-644-2.)
 10-L         Purchase Agreement among American Home Products Corporation,
              Colgate-Palmolive Company and KAC Corp. dated as of January
              9, 1995. (Registrant herebY incorporates by reference
              Exhibit 2 to its Current Report on Form 8-K dated January
              10, 1995, File No. 1-644-2.)
 10-M         Colgate-Palmolive Company Non-Employee Director Stock Option
              Plan.
 10-N         U.S. $900,000,000 Five Year Credit Agreement dated as of
              March 24, 1995. (Registrant hereby incorporates by reference
              Exhibit 10-O to its Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1995, File No. 1-644-2.)
 10-O         U.S. $1,000,000,000 364 Day Credit Agreement dated as of
              March 24, 1995. (Registrant hereby incorporates by reference
              Exhibit 10-P to its Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1995, File No. 1-644-2.)
 10-P         Amendment No. 1, dated as of March 22, 1996, to the U.S.
              $900,000,000 Five Year Credit Agreement, dated as of March
              24, 1995. (Registrant hereby incorporates by reference
              Exhibit 10-P to its Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1996, Filed No. 1-664.)
 10-Q         Amendment No. 1, dated as of March 22, 1996, to the U.S.
              $1,000,000,000 364 Day Credit Agreement, dated as of March
              24, 1995. (Registrant hereby incorporates by reference
              Exhibit 10-Q to its Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1996, Filed No. 1-664.)
 10-R         Amendment No. 2, dated as of March 23, 1996, to the U.S.
              $900,000,000 Five Year Credit Agreement, dated as of March
              24, 1995. (Registrant hereby incorporates by reference
              Exhibit 10-R to its Quarterly Report on Form 10-Q for the
              quarter ended March 31, 1996, Filed No. 1-664.)
 10-S         Colgate-Palmolive Company 1996 Stock Option Plan.
              (Registrant hereby incorporates by reference Exhibit 10-V to its Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1996, Filed No. 1-664.)
 11           Statement re Computation of Earnings Per Common Share.
 12           Statement re Computation of Ratio of Earnings to Fixed
              Charges.
 21           Subsidiaries of the Registrant.

 EXHIBIT NO.                 DESCRIPTION
 -----------                 -----------
 23          Consent of Independent Public Accountants.
 24          Powers of Attorney.
 27          Financial Data Schedule.

--------
* Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

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