Form 10-Q
period 1997-03-31
COLGATE PALMOLIVE CO
filed 1997-05-14
CIK 21665

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.

                                       0R

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to __________________.

                         COMMISSION FILE NUMBER 1-644
                                                ------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

           Class             Shares Outstanding            Date
  ------------------------   ------------------    ---------------------
  Common, $1.00 par value       147,593,213           April 30, 1997


Total number of sequentially numbered pages in this filing, including exhibits
thereto:      .

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                          --------------------
                                               MARCH 31,
                                          --------------------
                                            1997        1996
                                          --------    --------
Net sales                                 $2,147.1    $2,053.7
Cost of sales                              1,066.5     1,050.4
                                          --------    --------
Gross profit                               1,080.6     1,003.3
                                          --------    --------

Selling, general and administrative
 expenses                                    774.1       733.8
Interest expense                              57.6        56.4
Interest income                               11.9         9.3
                                          --------    --------
                                             819.8       780.9
                                          --------    --------

Income before income taxes                   260.8       222.4
Provision for income taxes                    91.2        78.9
                                          --------    --------

Net income                                $  169.6    $  143.5
                                          ========    ========

Earnings per common share*:
   Primary:                               $    .56    $    .47
                                          ========    ========

   Assuming full dilution:                $    .52    $    .44
                                          ========    ========

Dividends declared per common share**:    $    .51    $    .47
                                          ========    ========

* All share and per share amounts have been restated to reflect the April 25, 1997 two-for-one stock split. See Note 4 to the Condensed Consolidated Financial Statements.
** Includes two dividend declarations in both periods.

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                     ASSETS
                                     ------

                                                MARCH 31,      DECEMBER 31,
                                                  1997             1996
                                                ---------      ------------
Current Assets:
    Cash and cash equivalents                    $  167.3        $  248.2
    Marketable securities                            48.1            59.6
    Receivables (less allowance of
      $37.1 and $33.8)                            1,106.8         1,064.4
    Inventories                                     799.8           770.7
    Other current assets                            247.3           229.4
                                                 --------        --------
                                                  2,369.3         2,372.3
                                                 --------        --------

Property, Plant and Equipment:
    Cost                                          3,774.2         3,830.8
    Less: Accumulated depreciation                1,374.3         1,401.9
                                                 --------        --------
                                                  2,399.9         2,428.9
                                                 --------        --------

Goodwill and other intangible assets
  (net of accumulated amortization of
  $409.2 and $387.0)                              2,671.1         2,720.4
Other assets                                        392.6           379.9
                                                 --------        --------
                                                 $7,832.9        $7,901.5
                                                 ========        ========

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                        MARCH 31,      DECEMBER 31,
                                           1997            1996
                                        ----------     ------------
Current Liabilities:
   Notes and loans payable               $   218.1       $   172.3
   Current portion of long-term debt         159.6           110.4
   Accounts payable                          698.9           751.7
   Accrued income taxes                      141.2            93.1
   Other accruals                            826.9           776.8
                                         ---------       ---------
                                           2,044.7         1,904.3
                                         ---------       ---------

Long-term debt                             2,614.7         2,786.8
Deferred income taxes                        238.3           234.3
Other liabilities                            917.1           942.0

Shareholders' Equity:
   Preferred stock                           390.8           392.7
   Common stock                              366.4           366.4
   Additional paid-in capital                934.0           918.4
   Retained earnings                       2,749.7         2,731.0
   Cumulative foreign currency
     translation adjustments                (550.9)         (534.7)
                                         ---------       ---------
                                           3,890.0         3,873.8

   Unearned compensation                    (375.1)         (370.9)
   Treasury stock, at cost                (1,496.8)       (1,468.8)
                                         ---------       ---------
                                           2,018.1         2,034.1
                                         ---------       ---------
                                         $ 7,832.9       $ 7,901.5
                                         =========       =========

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                          -------------------
                                               MARCH 31,
                                          -------------------
                                            1997        1996
                                          -------     -------
OPERATING ACTIVITIES:
---------------------

Net cash provided by operating
  activities                              $ 155.0     $ 175.0
                                          -------     -------
INVESTING ACTIVITIES:
---------------------

Capital expenditures                        (89.0)     (107.4)
Payments for acquisitions, net of cash
 acquired                                   (10.3)      (17.3)
Proceeds from sale of marketable
 securities and other investments,
 net of purchases                            32.9        (2.4)
Other, net                                   (5.7)      (21.4)
                                          -------     -------

   Net cash used for investing
    activities                              (72.1)     (148.5)
                                          -------     -------

FINANCING ACTIVITIES:
---------------------

Principal payments on debt                 (104.1)       (7.3)
Proceeds from issuance of debt, net          39.4        39.2
Dividends paid                              (69.7)      (69.0)
Purchase of common stock                    (44.7)          -
Other, net                                   18.0         9.9
                                          -------     -------

Net cash used for financing activities     (161.1)      (27.2)
                                          -------     -------
Effect of exchange rate changes on
 cash and cash equivalents                   (2.7)       (1.2)
                                          -------     -------
Net decrease in cash and cash
 equivalents                                (80.9)       (1.9)
Cash and cash equivalents at beginning
 of period                                  248.2       208.8
                                          -------     -------
Cash and cash equivalents at end of
 period                                   $ 167.3     $ 206.9
                                          =======     =======

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1997 and 1996 may not be representative of results to be expected for a full year.

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

3. Inventories by major classes were as follows:

                                  March 31,    December 31,
                                    1997           1996
                                  ---------    ------------
   Raw materials and supplies       $288.3        $311.5
   Work-in-process                    31.7          34.3
   Finished goods                    479.8         424.9
                                    ------        ------
                                    $799.8        $770.7
                                    ======        ======

4. On March 6, 1997, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders will receive one additional share of common stock for each share they held as of April 25, 1997, to be distributed May 15, 1997. Par value will remain $1 per share. Accordingly, all share and per share amounts contained in the Condensed Consolidated Financial Statements and Exhibits have been restated to give effect to the stock split.

5. Primary earnings per share are determined by dividing net income, after deducting dividends on preferred stock, net of related tax benefits, by the weighted average number of common shares outstanding. Fully diluted earnings per common share are calculated assuming the conversion of all potentially dilutive securities, including convertible preferred stock and outstanding options. This calculation also assumes reduction of available income by pro forma Employee Stock Ownership Plan replacement funding, net of income taxes.

   In February 1997, the Financial Accounting Standards Board issued Statement, "Earnings per Share", ("SFAS No. 128") which simplifies the computation of earnings per share. Under SFAS No. 128, basic and diluted earnings per share will replace primary and fully diluted earnings per share, respectively. The Company will adopt the provisions of SFAS No. 128 effective December 31, 1997, and restate all prior periods. The effect of adoption will not have any affect on the Company's financial condition, results of operations or cash flows.

   Earnings per share (basic and diluted) as determined by SFAS No. 128 would not be different than earnings per share (primary and assuming full dilution) as included herein for all periods presented.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

6. The Company acquired the worldwide Kolynos oral care business in January 1995. As described in the Company's Form 8-K filed on March 21, 1997, and set forth under the caption "Outlook" in Part II, Item 7 and in Note 16 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, the acquisition was approved by antitrust regulatory authorities in Brazil subject to certain conditions. Among other things, those conditions involve undertakings which result in the substitution by the Company of a new toothpaste brand for Kolynos in Brazil for four years and the Company contract manufacturing toothpaste in Brazil for third parties during this period. Toothbrushes, mouthwash and dental floss sold under the Kolynos brand name in Brazil will continue during this four year period.

7. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1996 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


RESULTS OF OPERATIONS
---------------------

Worldwide net sales reached $2,147.1 in the first quarter of 1997, a 5% increase over the 1996 first quarter. Unit volume was up 6% with all worldwide operating divisions contributing to the volume increase. First quarter sales in the Oral, Personal and Household Care segment were $1,920.7, up 3% from 1996.

Colgate-Asia/Africa net sales, excluding divested businesses, increased 3% to $420.7 on volume gains of 4%. Contributing to this region's growth were strong advances in China, India and Australia which were partially offset by an economic slowdown in the Philippines and Thailand.

Colgate-Europe sales decreased 6% to $492.6 primarily reflecting the negative effects of weaker European currencies. Volume increased 2% encompassing gains in Poland, Russia, Austria, Germany and the United Kingdom while France and Italy were affected by economic downturn.

Colgate-Latin America net sales increased 10% to $537.2 on volume increase of 8%. Widespread growth occurred throughout the region with major contributions from Mexico, Brazil, Colombia, Argentina, Ecuador and the Caribbean countries. Expansion of new products such as Colgate Total Fresh Stripe and Colgate Baking Soda toothpastes and Ajax bleach contributed to the region's growth, and robust market shares reflect the success of these new product initiatives.

Colgate-North America net sales grew 7% to $470.2 on volume gains of 8%. New product introductions, such as Colgate Baking Soda & Peroxide Whitening toothpaste and Colgate Wave toothbrush, and the continued strength from the 1996 introductions of Irish Spring Sport and Soft Soap Body Wash contributed to the growth.

Net sales in the Pet Nutrition segment increased 23% to $226.4 on volume gains of 19%. This growth was primarily driven by benefits from the strategic shift to an in-house sales force from outside distributors. As such, prior year trade inventory reductions contributed to the 1997 volume gains.

Worldwide gross profit margin for the first quarter of 1997 increased to 50.3% from 48.9%. Most divisions are benefiting from streamlined manufacturing, new higher margin product launches and other cost reduction programs.

Selling, general and administrative expenses in the first quarter of 1997 increased as a percentage of sales to 36.1% from 35.7% in the prior year. The higher levels of expense includes increased advertising partially offset by lower administrative and other expenses.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


Earnings before interest and taxes (EBIT) increased 13.7% to $306.5, which reflects the first quarter sales growth and improved gross profit margin.

Interest expense, net of interest income, was $45.7 in the 1997 first quarter as compared with $47.1 in 1996 as a result of slightly lower debt levels.

The effective tax rate for the quarter was 35.0% in 1997 and 35.5% in 1996. The lower rate in 1996 reflects continued benefits from the Company's tax planning strategies.

First quarter 1997 net income was $169.6 or $.56 per share compared with $143.5 or $.47 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was $155.0 in the 1997 first quarter compared with $175.0 in the 1996 first quarter. The decrease was due to the higher usage of working capital during the quarter. During the first quarter of 1997, the Company repurchased $44.7 of common shares in the open market and repaid $64.7 of debt. At March 31, 1997, $434.7 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 1996 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                           COLGATE-PALMOLIVE COMPANY

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          Reference is made to the caption "Outlook" in Part II, Item 7, Note 16 to the consolidated financial statements on pages 10 and 37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and to the Company's report on Form 8-K dated March 21, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  Exhibits:

               Exhibit 11  Computation of Earnings per Common Share.

               Exhibit 12  Ratio of Earnings to Fixed Charges.

               Exhibit 27  Financial Data Schedule.

          (b)  Reports on Form 8-K.

               A report on Form 8-K dated March 21, 1997 was filed by the Company reporting the completion of the approval process for its previously announced purchase of Kolynos oral care business by Brazilian antitrust authorities and the entering into of undertakings with Brazilian antitrust authorities relating to previously reported plans on how the Company will operate the acquired business in Brazil over the next several years.

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


                                        COLGATE-PALMOLIVE COMPANY
                                        -------------------------
                                        (Registrant)


                           Principal Accounting Officer:


May 14, 1997                   /s/  Stephen C. Patrick
                           ---------------------------------
                                    Stephen C. Patrick
                                 Chief Financial Officer