Form 10-Q
period 1997-06-30
COLGATE PALMOLIVE CO
filed 1997-08-14
CIK 21665

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.
                                         0R
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number 1-644

                             COLGATE-PALMOLIVE COMPANY
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-1815595
---------------------------------                  ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

       300 PARK AVENUE, NEW YORK, NEW YORK                  10022
    ---------------------------------------               ----------
    (Address of principal executive offices)              (Zip Code)

                                (212) 310-2000
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

                                 NO CHANGES
  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X      No
                                                     -------     -------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:


        CLASS                     SHARES OUTSTANDING              DATE
-----------------------           ------------------          -------------
Common, $1.00 par value              295,954,776              July 31, 1997

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I. FINANCIAL INFORMATION

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                     --------------------  --------------------
                                                                       1997       1996       1997       1996
                                                                     ---------  ---------  ---------  ---------
Net sales..........................................................  $ 2,300.9  $ 2,167.3  $ 4,448.0  $ 4,221.0
Cost of sales......................................................    1,132.8    1,106.3    2,199.3    2,156.7
                                                                     ---------  ---------  ---------  ---------
Gross profit.......................................................    1,168.1    1,061.0    2,248.7    2,064.3
                                                                     ---------  ---------  ---------  ---------
Selling, general and administrative expenses.......................      854.6      780.5    1,628.7    1,514.3
Interest expense...................................................       58.7       58.3      116.3      114.7
Interest income....................................................      (11.7)      (5.2)     (23.6)     (14.5)
                                                                     ---------  ---------  ---------  ---------
Income before income taxes.........................................      266.5      227.4      527.3      449.8
Provision for income taxes.........................................       90.7       78.5      181.9      157.4
                                                                     ---------  ---------  ---------  ---------
Net income.........................................................  $   175.8  $   148.9  $   345.4  $   292.4
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Earnings per common share:
   Primary.........................................................  $     .58  $     .49  $    1.14  $     .96
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
   Assuming full dilution..........................................  $     .54  $     .46  $    1.06  $     .90
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------
Dividends declared per common share*...............................  $  --      $  --      $     .51  $     .47
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

------------------------

*   Includes two dividend declarations in the first quarter periods.

    See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in Millions)
                                  (Unaudited)

                                     ASSETS
                                               JUNE 30,     DECEMBER 31,
                                                 1997           1996
                                             -------------  ------------
Current Assets:
  Cash and cash equivalents................  $  234.3        $  248.2
  Marketable securities....................      28.6            59.6
  Receivables (net of allowances of $39.4
    and $33.8).............................   1,140.6         1,064.4
  Inventories..............................     816.5           770.7
  Other current assets.....................     252.3           229.4
                                             -------------  ------------
                                              2,472.3         2,372.3
                                             -------------  ------------
Property, Plant and Equipment:
  Cost.....................................   3,789.3         3,830.8
  Less:  Accumulated depreciation..........   1,356.4         1,401.9
                                             -------------  ------------
                                              2,432.9         2,428.9
                                             -------------  ------------
Goodwill and other intangible assets
  (net of accumulated amortization of
  $431.5 and $387.0).......................   2,643.4         2,720.4
Other assets...............................     394.6           379.9
                                             -------------  ------------
                                             $7,943.2        $7,901.5
                                             -------------  ------------
                                             -------------  ------------

            See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Millions)
                                  (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                          ---------  ------------
Current Liabilities:
  Notes and loans payable...............................................................  $   243.3   $    172.3
  Current portion of long-term debt.....................................................      115.2        110.4
  Accounts payable......................................................................      750.8        751.7
  Accrued income taxes..................................................................      130.1         93.1
  Other accruals........................................................................      782.1        776.8
                                                                                          ---------  ------------
                                                                                            2,021.5      1,904.3
                                                                                          ---------  ------------
Long-term debt..........................................................................    2,613.6      2,786.8
Deferred income taxes...................................................................      243.9        234.3
Other liabilities.......................................................................      882.7        942.0

Shareholders' Equity:
  Preferred Stock.......................................................................      388.1        392.7
  Common Stock..........................................................................      366.4        366.4
  Additional paid-in capital............................................................      949.9        918.4
  Retained earnings.....................................................................    2,915.9      2,731.0
  Cumulative foreign currency translation adjustments...................................     (555.1)      (534.7)
                                                                                          ---------  ------------
                                                                                            4,065.2      3,873.8
  Unearned compensation.................................................................     (369.3)      (370.9)
  Treasury stock, at cost...............................................................   (1,514.4)    (1,468.8)
                                                                                          ---------  ------------
                                                                                            2,181.5      2,034.1
                                                                                          ---------  ------------
                                                                                          $ 7,943.2   $  7,901.5
                                                                                          ---------  ------------
                                                                                          ---------  ------------

              See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Millions)
                                  (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Operating Activities:
Net cash provided by operating activities......................................................  $   426.8  $   264.5
                                                                                                 ---------  ---------
Investing Activities:
Capital expenditures...........................................................................     (197.6)    (223.4)
Payments for acquisitions, net of cash acquired................................................      (16.9)     (23.7)
Proceeds from sale of marketable securities and other investments, net of purchases............       64.8      (21.9)
Other, net.....................................................................................      (12.9)       5.2
                                                                                                 ---------  ---------
Net cash used for investing activities.........................................................     (162.6)    (263.8)
                                                                                                 ---------  ---------
Financing Activities:
Principal payments on debt.....................................................................     (249.3)      (7.6)
Proceeds from issuance of debt, net............................................................      159.6      119.8
Dividends paid ................................................................................     (160.5)    (147.7)
Purchase of common stock ......................................................................      (49.5)       --
Other, net.....................................................................................       24.8       15.3
                                                                                                 ---------  ---------
Net cash used for financing activities.........................................................     (274.9)     (20.2)
                                                                                                 ---------  ---------
Effect of exchange rate changes on cash and cash equivalents...................................       (3.2)        .5
                                                                                                 ---------  ---------
Net decrease in cash and cash equivalents......................................................      (13.9)     (19.0)
Cash and cash equivalents at beginning of period...............................................      248.2      208.8
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $   234.3  $   189.8
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

              See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in Millions)
                                 (Unaudited)
------------------------------------------------------------------------------

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

    3. Inventories by major classes were as follows:

                                                JUNE 30,    DECEMBER 31,
                                                  1997          1996
                                               -----------  -------------
Raw material and supplies....................   $   299.9     $   311.5
Work-in-process..............................        31.9          34.3
Finished goods...............................       484.7         424.9
                                               -----------  -------------
                                                $   816.5     $   770.7
                                               -----------  -------------
                                               -----------  -------------

    4. On March 6, 1997, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders received one additional share of common stock for each share they held as of April 25, 1997, which was distributed May 15, 1997. Par value remained at $1 per share. Accordingly, all share and per share amounts contained in the Condensed Consolidated Financial Statements and Exhibits have been restated to give effect to the stock split.

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

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which simplified the computation of earnings per share. Under SFAS No. 128, basic and diluted earnings per share will replace primary and fully diluted earnings per share, respectively. The Company will adopt the provisions of SFAS No. 128 effective December 31, 1997, and restate all prior periods. The effect of adoption will not have any affect on the Company's financial condition, results of operations or cash flows.

       Earnings per share (basic and diluted) as determined by SFAS No. 128 would not be different than earnings per share (primary and assuming full dilution) as included herein for all periods presented.

    6. The Company acquired the worldwide Kolynos oral care business in January 1995. As described in the Company's Form 8-K filed on March 21, 1997, and set forth under the caption "Outlook" in Part II, Item 7 and in
       Note 16 to the Company's consolidated financial statements included in its 1996 Annual Report on Form 10-K, the acquisition was approved by antitrust regulatory authorities in Brazil subject to certain conditions. Among other things, those conditions involved undertakings resulting in the substitution by the Company of a new toothpaste brand for Kolynos in Brazil for four years and the Company contract manufacturing toothpaste in Brazil for third parties during this period. Toothbrushes, mouthwash and dental floss sold under the Kolynos brand name in Brazil will continue during this four year period.

    7. Reference is made to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission for a complete set of financial notes including the Company's accounting policy relating to financial derivatives.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    (Dollars in Millions Except Per Share Amounts)
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Worldwide sales reached $2,300.9 in the second quarter of 1997, a 6% increase over the 1996 second quarter, reflecting overall unit volume gains of 9%.

Sales in the Oral, Personal and Household Care segment were $2,061.9 up 6% from 1996 on volume growth of 8%. Volume increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales, excluding divested businesses, increased 5% to $448.4 on volume increases of 5%. Contributing to this region's growth were strong results in Greater China, India and South Africa partially offset by the economic slowdown in Thailand and elsewhere in Southeast Asia.

Colgate-Europe sales decreased 3% to $520.1 as the currency effect of a strong dollar offset the 8% increase in volume. France, United Kingdom, Germany and Italy, the larger subsidiaries, had strong volume increases. The region has experienced new product momentum in the oral, personal and household care segment, particularly with the new Colgate Sensation toothpaste and toothbrush and Ajax Fetes des Fleurs and Ajax Eucalyptus.

Colgate-Latin America sales increased 15% to $599.0 on volume gains of 12%. Mexico, Colombia and Ecuador lead the region with strong volume gains. New product successes, such as Colgate Baking Soda & Peroxide toothpaste and Colgate Classic Deluxe toothbrush, and increased advertising are strengthening the region's market shares.

Colgate-North America sales grew 6% to $494.3 on volume gains of 7%. New products including Colgate Whitening with Baking Soda & Peroxide toothpaste, Colgate Wave toothbrush, Palmolive Pots & Pans dishwashing detergent and Softsoap body wash, and higher levels of advertising strongly contributed to this increase.

Hill's Pet Nutrition segment experienced a 15% increase in sales on unit volume gains of 12%. The completion of the changeover to Hill's own dedicated sales force, increased advertising and new product launches all contributed to the strong growth.

Worldwide sales for the first half of 1997 increased 5% to $4,448.0 from $4,221.0 in the same period of 1996, on 8% volume growth.

Oral, Personal and Household Care sales increased 4% in the 1997 first half, on volume gains of 7%. Within this segment, Colgate-Asia/Africa sales increased 4% on volume growth of 5%, excluding divested businesses. Colgate-Europe sales decreased 4% despite a volume increase of 5% due to the effects of foreign exchange. Colgate-Latin America sales grew 13% on volume gains of 10%. Colgate-North America sales and volume both increased 7%.

Pet Nutrition sales for the first half of 1997 increased 19% on volume increases of 15%.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    (Dollars in Millions Except Per Share Amounts)
------------------------------------------------------------------------------

Worldwide gross profit margin for the 1997 second quarter increased to 50.8% from 49.0% for the same period in 1996 as the Company continues to benefit from streamlined manufacturing processes, regional sourcing and high margin new product launches. Gross profit for the first half of 1997 increased to 50.6% from 48.9% for the same period in 1996.

Selling, general and administrative expenses increased as a percentage of sales to 37.1% in the second quarter of 1997 from 36.0% in the comparable period of 1996 and to 36.6% in the first half of 1997 from 35.9% in the first half of 1996. This increase related to increases in advertising partially offset by a reduction in overhead.

Earnings before interest and taxes (EBIT) increased 12% to $313.5 in the 1997 second quarter, and increased 13% to 620.0 for the 1997 first half versus the comparable periods in 1996. This increase was primarily due to the company's continued sales growth and increase in gross profit margin partially offset by increases in advertising spending.

Interest expense, net of interest income, decreased to $47.0 in the 1997 second quarter from $53.1 in 1996, and to $92.7 in the 1997 first half from $100.2 in 1996 primarily due to lower debt levels.

The effective tax rate for the second quarter 1997 was 34.0% versus 34.5% in 1996. The effective rate for the first half of 1997 was 34.5% versus 35.0% for the same period in 1996.

Net income for the 1997 second quarter of $175.8 was 18% higher than 1996 results. Earnings per share for the 1997 second quarter increased 18% to $.58. For the first half, net income increased 18% to $345.4 and earnings per share increased 19% to $1.14.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations increased to $426.8 in the first half of 1997 compared with $264.5 in the first half of 1997 due to both improved profitability and lower working capital as compared to the prior year. Working capital at June 30, 1997 was $450.8 as compared to $468.0 at December 31, 1996. At June 30, 1997, commercial paper outstanding was $468.1, which is classified as long-term debt due to the Company's intent and ability to refinance these obligations on a long-term basis. The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) decreased to 55% at June 30, 1997 as compared to 58% at December 31, 1996.

Reference should be made to the 1996 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                           COLGATE-PALMOLIVE COMPANY

PART II. OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

        Reference is made to the caption "Outlook" in Part II, Item 7, Note 16 to the consolidated financial statements on pages 10 and 37 of the registrant's Annual report on Form 10-K for the year ended December 31, 1996, the registrant's Current Report on Form 8-K filed March 20, 1997 and to Note 6 to the condensed consolidated financial statements included herein.

        As reported in the 8-K, the Company has agreed with the Brazilian antitrust authorities (CADE) on undertakings for the operation of the Kolynos business in Brazil and is currently implementing those undertakings. Under Brazilian law, the CADE retains jurisdiction for the purpose of monitoring the Company's compliance with the undertakings.





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of stockholders was held on May 8, 1997. The matters voted on and the results of the vote were as follows:

        (a) Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:

                                               RECEIVED           VOTES WITHHELD
                                            -------------         --------------

            Jill K. Conway                   133,095,422              487,291
            Ronald E. Ferguson               133,153,650              429,063
            Ellen M. Hancock                 133,097,216              485,497
            David W. Johnson                 133,133,797              448,916
            John P. Kendall                  133,102,090              480,623
            Richard J. Kogan                 133,134,252              448,461
            Delano E. Lewis                  133,110,912              471,801
            Reuben Mark                      133,142,162              440,551
            Howard B. Wentz, Jr.             133,028,812              553,901

        (b) The selection of Arthur Andersen LLP as auditors for the year ending December 31, 1997 was approved. The results of the vote were as follows:

            VOTES FOR                 VOTES AGAINST              ABSTENTIONS
            ---------                 -------------              -----------
            132,566,975                 697,511                    318,227

        (c) The adoption of the 1997 Stock Option Plan to replace the expiring 1987 Stock Option Plan was passed. The results of the vote were as follows:

            VOTES FOR     VOTES AGAINST     ABSTENTIONS     BROKER NON-VOTES
            ---------     -------------     -----------     ----------------
            94,975,163      17,659,610        1,401,901          19,546,039

        (d) The number of shares of common stock authorized was increased from 500,000,000 to 1,000,000,000. The results of the vote were as follows:

            VOTES FOR                 VOTES AGAINST              ABSTENTIONS
            ---------                 -------------              -----------
            125,944,555                 6,838,855                  799,303

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

              Exhibit 10.N $800 Million Five Year Credit Agreement dated as of May 30, 1997

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


                                          COLGATE-PALMOLIVE COMPANY
                                       -------------------------------
                                                (Registrant)





August 14, 1997                         /s/ STEPHEN C. PATRICK
                                       -------------------------------
                                             Stephen C. Patrick
                                          Chief Financial Officer