Form 10-Q
period 1997-09-30
COLGATE PALMOLIVE CO
filed 1997-11-13
CIK 21665

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.
                                          0R

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to                   .
                               --------------------     -----------------
Commission File Number 1-644

                              COLGATE-PALMOLIVE COMPANY
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              DELAWARE                           13-1815595
-------------------------------          -------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

300 PARK AVENUE, NEW YORK, NEW YORK                        10022
------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

                                   (212) 310-2000
------------------------------------------------------------------------------
  (Registrant's telephone number, including area code)

                                      NO CHANGES
------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                    ---------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


    Class                         Shares Outstanding            Date
------------------------       ------------------------   ----------------
Common, $1.00 par value              295,806,450          October 31, 1997

PART I.  FINANCIAL INFORMATION

                              COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (Dollars in Millions Except Per Share Amounts)
                                     (Unaudited)


                                                                             Three Months Ended            Nine Months Ended
                                                                               September 30,                 September 30,
                                                                              -----------------             ----------------
                                                                            1997           1996           1997           1996
                                                                            ----           ----           ----           ----
Net sales...........................................................      $2,297.2       $2,230.6       $6,745.2       $6,451.6
Cost of sales.......................................................       1,130.5        1,135.8        3,329.8        3,292.5
                                                                          --------       --------        -------        -------
Gross profit........................................................       1,166.7        1,094.8        3,415.4        3,159.1
                                                                          --------       --------        -------        -------

Selling, general and administrative
  expenses..........................................................         832.6          799.1        2,461.3        2,313.4
Interest expense....................................................          59.9           59.8          176.2          174.5
Interest income.....................................................         (13.3)          (9.4)         (36.9)         (23.9)
                                                                          --------       --------        -------        -------
                                                                             879.2          849.5        2,600.6        2,464.0
                                                                          --------       --------        -------        -------
Income before income taxes..........................................         287.5          245.3          814.8          695.1
Income tax provision................................................          98.9           84.4          280.8          241.8
                                                                          --------       --------       --------       --------
Net income..........................................................      $  188.6       $  160.9       $  534.0       $  453.3
                                                                          --------       --------        -------        -------
                                                                          --------       --------        -------        -------
Earnings per common share:

 Primary..........................................................        $    .62       $    .53       $   1.76       $   1.49
                                                                          --------       --------        -------        -------
                                                                          --------       --------        -------        -------

Assuming full dilution............................................        $    .58       $    .50       $   1.63       $   1.40
                                                                          --------       --------        -------        -------
                                                                          --------       --------        -------        -------

Dividends declared per common share:..............................        $    .28       $    .24       $    .79       $    .71
                                                                          --------       --------        -------        -------
                                                                          --------       --------        -------        -------




See Notes to Condensed Consolidated Financial Statements.

                              COLGATE-PALMOLIVE COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Dollars in Millions)
                                     (Unaudited)



                                        ASSETS

                                            September 30,       December 31,
                                                1997                 1996
                                            ------------        -------------

Current Assets:
  Cash and cash equivalents.............      $    227.4            $   248.2
  Marketable securities.................            33.6                 59.6
  Receivables (less allowance for doubtful
   accounts of $38.9 and   $33.8).......         1,075.2              1,064.4
  Inventories...........................           807.0                770.7
  Other current assets..................           232.4                229.4
                                              ----------            ---------
                                                 2,375.6              2,372.3
                                              ----------            ---------

Property, Plant and Equipment:
  Cost..................................         3,799.6              3,830.8
  Less:  Accumulated depreciation.......         1,375.8              1,401.9
                                              ----------            ---------
                                                 2,423.8              2,428.9
                                              ----------            ---------

Goodwill and other intangible assets
  (less accumulated amortization
  of $453.4 and $387.0).................         2,620.4              2,720.4

  Other assets..........................           361.3                379.9
                                              ----------            ---------
                                                $7,781.1             $7,901.5
                                              ----------            ---------
                                              ----------            ---------
              See Notes to Condensed Consolidated Financial Statements.

                              COLGATE-PALMOLIVE COMPANY

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Dollars in Millions)
                                     (Unaudited)


                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                       September 30,       December 31,
                                           1997                 1996

                                       -------------       --------------
Current Liabilities:
  Notes and loans payable.............     $   285.7            $   172.3
  Current portion of long-term debt...         115.3                110.4
  Accounts payable....................         717.9                751.7
  Accrued income taxes................         153.6                 93.1
  Other accruals......................         795.0                776.8
                                          ----------            ---------
                                             2,067.5              1,904.3
                                          ----------            ---------

Long-term debt........................       2,466.7              2,786.8
Deferred income taxes.................         233.3                234.3
Other liabilities.....................         857.6                942.0

Shareholders' Equity:
  Preferred Stock.....................         386.5                392.7
  Common Stock........................         366.4                366.4
  Additional paid-in capital..........         963.0                918.4
  Retained earnings...................       3,022.8              2,731.0
  Cumulative foreign currency
   translation adjustments............        (618.2)              (534.7)
                                          ----------            ---------
                                             4,120.5              3,873.8

  Unearned compensation...............        (366.1)              (370.9)
  Treasury stock, at cost.............      (1,598.4)            (1,468.8)
                                          ----------            ---------
                                             2,156.0              2,034.1
                                          ----------            ---------
                                            $7,781.1             $7,901.5
                                          ----------            ---------
                                          ----------            ---------


See Notes to Condensed Consolidated Financial Statements.

                              COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Dollars in Millions)
                                     (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                              ------------------
                                                            1997                1996
                                                         --------            --------
Operating Activities:

Net cash provided by operating activities.............  $   760.7            $  580.7
                                                         --------             -------
Investing Activities:

Capital expenditures..................................     (320.3)             (320.1)

Payments for acquisitions, net of cash acquired.......      (31.0)              (42.9)

Proceeds from sale of businesses and other assets.....       61.1                34.6

Sale/(Purchase)of marketable securities, net..........       26.0               (46.9)

Other, net............................................        3.9                (7.0)
                                                         --------             -------
Net cash used for investing activities                     (260.3)             (382.3)
                                                         --------             -------
Financing Activities:

Principal payments on debt............................     (300.7)               (7.4)

Proceeds from issuance of debt, net...................      117.3                38.6

Purchase of common stock..............................     (108.3)              (17.2)

Dividends paid........................................     (242.3)             (217.3)

Other, net............................................       16.0                22.4
                                                         --------             -------
  Net cash used for financing activities..............     (518.0)             (180.9)
                                                         --------             -------
Effect of exchange rate changes on cash and cash
  equivalents.........................................       (3.2)               (3.6)
                                                         --------             -------
Net (decrease)/increase in cash and cash equivalents..      (20.8)               13.9

Cash and cash equivalents at beginning of period......      248.2               208.8
                                                         --------             -------
Cash and cash equivalents at end of period............     $227.4              $222.7
                                                         --------             -------
                                                         --------             -------

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

3.  Inventories by major classes were as follows:

                             September 30,       December 31,
                                 1997                1996
                              -----------        ------------
Raw material and supplies....   $   297.2           $   311.5

Work-in-process..............        31.0                34.3

Finished goods...............       478.8               424.9
                                ---------           ---------
                                $   807.0           $   770.7
                                ---------           ---------
                                ---------           ---------

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

                    (Dollars in Millions Except Per Share Amounts)
                                     (Unaudited)



    prior periods. The effect of adoption will not have any affect on the Company's financial condition, results of operations or cash flows. Earnings per share (basic and diluted) as determined by SFAS No. 128 would not be materially different than earnings per share (primary and assuming full dilution) as included herein for all periods presented.

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

7. Reference is made to the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission for a complete set of financial notes including the Company's accounting policies relating to financial derivatives.

                              COLGATE-PALMOLIVE COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in Millions Except Per Share Amounts)


Results of Operations

Worldwide sales reached $2,297.2 in the third quarter of 1997, a 3% increase over the 1996 third quarter, reflecting overall unit volume gains of 7% partially offset by the decline in foreign currencies.

Sales in the Oral, Personal and Household Care segment were $2,064.4 up 3% from 1996 on volume growth of 7%. Volume increases across all geographic regions contributed to the growth.

Colgate-Asia/Africa sales from continuing businesses were $433.3, which were level with the third quarter of 1996. Volume growth of 6% was offset by the sharp decline in Southeast Asian currencies. Contributing to this region's volume growth were India, China, Hong Kong, Taiwan and New Zealand.

Colgate-Europe sales were $522.7, which declined 7% over the prior year's period as a result of weakening currencies. Excluding the effect of foreign exchange, sales grew 7% on 6% volume growth. Germany, Belgium, Poland and the Nordic group achieved strong volume gains.

Colgate-Latin America sales grew 15% to $597.9 on volume gains of 12%. This growth was led by volume increases in Mexico, Brazil, Colombia, Ecuador and the Dominican Republic.

Colgate-North America sales grew 5% to $510.7 on volume gains of 5%. New products including Colgate Whitening with Baking Soda & Peroxide toothpaste, the premium Colgate Wave toothbrush, Palmolive Pots & Pans dishwashing liquid and Softsoap body wash, contributed to increased sales.

Hill's Pet Nutrition sales increased 5% to $232.8 on 4% volume growth from 1996. Hill's-International experienced the fastest growth, led by Japan, as a result of new product introductions and television advertising.

Worldwide sales for the first nine months of 1997 increased 5% to $6,745.2 from $6,451.6 in the same period of 1996, on 7% volume growth.

Oral, Personal and Household Care sales increased 4% to $6,047.0 in the first nine months of 1997, on volume gains of 7%. Within this segment, Colgate-Asia/Africa sales from continuing businesses increased 2% on volume growth of 5%. Colgate-Europe sales declined 5% primarily due to currency losses offsetting 5% volume gains. Colgate-Latin America sales grew 14% on volume gains of 11%. Colgate-North America sales and volume grew 6%.

Hill's Pet Nutrition sales for the first nine months of 1997 increased 14% as compared to 1996 on 11% volume growth.

                              COLGATE-PALMOLIVE COMPANY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS

                    (Dollars in Millions Except Per Share Amounts)

Worldwide gross profit margin for the 1997 third quarter increased to 50.8% from 49.1% reflecting increased productivity from a streamlined manufacturing process, regional sourcing and a profitable product mix. Gross profit margin for the first nine months increased to 50.6% from 49.0%.

Selling, general and administrative expenses as a percentage of sales increased to 36.2% in 1997 from 35.8% in 1996 in the third quarter and increased to 36.5% from 35.9 % in the first nine months due to increased advertising.

Earnings before interest and taxes (EBIT) for the 1997 third quarter and the nine month period increased 13.0% and 12.8% to $334.1 and $954.1, respectively, compared to $295.7 and $845.7 for the same periods in the prior year.

Interest expense, net of interest income, decreased to $46.6 in the 1997 third quarter from $50.4 in 1996 due to lower debt levels. Interest expense, net decreased to $139.3 in the first nine months of 1997 from $150.6 in 1996.

The effective tax rate for the 1997 third quarter and the nine month period was 34.4% and 34.5%, respectively, as compared to 34.4% and 34.8%, respectively, for the same periods in the previous year.

Net income for the 1997 third quarter of $188.6 was 17% higher than comparable 1996 net income of $160.9. Earnings per share for the 1997 third quarter also increased 17% to $.62 from $.53 in 1996. For the nine months net income and earnings per share increased 18% to $534.0 and $1.76, respectively.

Liquidity and Capital Resources

Net cash provided by operations increased 31% to $760.7 in the first nine months of 1997 compared with $580.7 in the first nine months of 1996 due to both improved profitability and lower working capital. Working capital at September 30, 1997 was $308.1 as compared to $468.0 at December 31, 1996. At September 30, 1997, commercial paper outstanding was $263.5, which is classified as long-term debt due to the Company's intent and ability to refinance these obligations on a long-term basis.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

            Exhibit 11.    Computation of Earnings per Common Share.

            Exhibit 12.    Ratio of Earnings to Fixed Charges.

            Exhibit 27.    Financial Data Schedule.

         (b)Reports on Form 8-K:

            None

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




                                       COLGATE-PALMOLIVE COMPANY
                                       -------------------------
                                               (Registrant)







October 13, 1997                  /s/       Stephen C. Patrick
                                     ---------------------------------
                                            Stephen C. Patrick
                                            Chief Financial Officer