Form 10-K405
period 1997-12-31
COLGATE PALMOLIVE CO
filed 1998-03-24
CIK 21665

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM             TO             .
                                  ------------   ------------

                         COMMISSION FILE NUMBER 1-644
                               ----------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       13-1815595
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

     300 PARK AVENUE, NEW YORK, NEW YORK                           10022
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                               ----------------

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 212-310-2000

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                               ----------------

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
  $4.25 PREFERRED STOCK, WITHOUT PAR VALUE,               NEW YORK STOCK EXCHANGE
             CUMULATIVE DIVIDEND

        COMMON STOCK, $1.00 PAR VALUE                     NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At February 28, 1998 the aggregate market value of stock held by non-affiliates was $24.0 billion. There were 295,721,891 shares of Common Stock outstanding as of February 28, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                    DOCUMENTS                                   FORM 10-K REFERENCE
                    ---------                                   -------------------
 Portions of Proxy Statement for the 1998 Annual
                      Meeting                              Part III, Items 10 through 13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 (a) General Development of the Business

  Colgate-Palmolive Company (the "Company") is a corporation which was organized under the laws of the State of Delaware in 1923. The Company manufactures and markets a wide variety of products throughout the world for use by consumers. For recent business developments, refer to the information set forth under the captions "Results of Operations" , "Liquidity and Capital Resources" and "Outlook" in Part II, Item 7 of this report.

 (b) Financial Information About Industry Segments

  For information about industry segments refer to the information set forth under the caption "Results of Operations" in Part II, Item 7 of this report.

 (c) Narrative Description of the Business

  For information regarding description of the business refer to Note 1 to the Consolidated Financial Statements included herein; "Average number of employees" appearing under "Historical Financial Summary" included herein; and "Research and development" expenses appearing in Note 10 to the Consolidated Financial Statements included herein.

  Compliance with environmental rules and regulations has not significantly affected the Company's capital expenditures, earnings or competitive position. Capital expenditures for environmental control facilities totaled $19.0 million in 1997 and are budgeted at $17.5 million for 1998. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable environmental rules and regulations.

 (d) Financial Information About Foreign and Domestic Operations and Export
Sales

  For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES

  The Company owns and leases a total of 346 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

  In the United States, the Company operates 61 facilities, of which 30 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana, and Cambridge, Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; and Richmond, Indiana. Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

  Overseas, the Company operates 285 facilities, of which 109 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

  All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

  For information regarding legal matters refer to Note 17 of the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of executive officers as of March 24, 1998:

                                     DATE FIRST
                                      ELECTED
              NAME               AGE  OFFICER           PRESENT TITLE
              ----               --- ----------         -------------
 Reuben Mark.................... 59     1974    Chairman of the Board and
                                                Chief Executive Officer
 William S. Shanahan............ 57     1983    President and Chief Operating
                                                Officer
 Lois D. Juliber................ 49     1991    Executive Vice President
                                                Chief of Operations Developed
                                                Markets
 David A. Metzler............... 55     1991    Executive Vice President
                                                Chief of Operations High
                                                Growth Markets
 Stephen C. Patrick............. 48     1990    Chief Financial Officer
 John T. Reid................... 58     1997    Chief Technological Officer
 Andrew D. Hendry............... 50     1991    Senior Vice President
                                                General Counsel and Secretary
 Robert J. Joy.................. 51     1996    Vice President
                                                Global Human Resources
 Dennis J. Hickey............... 49     1998    Vice President
                                                Corporate Controller
 Ian M. Cook.................... 45     1996    President
                                                Colgate-United States
 Stephen A. Lister.............. 56     1994    President
                                                Colgate-Asia Pacific
 Michael J. Tangney............. 53     1993    President
                                                Colgate-Latin America
 Javier G. Teruel............... 47     1996    President
                                                Colgate-Europe
 Robert C. Wheeler.............. 56     1991    Chief Executive Officer
                                                Hill's Pet Nutrition, Inc.
 Steven R. Belasco.............. 51     1991    Vice President
                                                Taxation and Real Estate
 Brian J. Heidtke............... 57     1986    Vice President
                                                Finance and Corporate
                                                Treasurer
 Peter D. McLeod................ 57     1984    Vice President
                                                Manufacturing Engineering
                                                Technology
 John H. Tietjen................ 55     1995    Vice President
                                                Global Business Development
 Michael S. Roskothen........... 61     1993    President
                                                Global Oral Care
 Barrie M. Spelling............. 54     1994    President
                                                Global Business Development
                                                Personal Care

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

RESULTS OF OPERATIONS


                                                      1997     1996     1995
                                                    -------- -------- --------
  WORLDWIDE NET SALES BY BUSINESS SEGMENT AND
   GEOGRAPHIC REGION
  Oral, Personal and Household Care
    North America.................................  $1,992.5 $1,869.0 $1,784.7
    Latin America.................................   2,363.8  2,124.8  1,977.2
    Europe........................................   2,036.9  2,148.5  2,159.7
    Asia/Africa...................................   1,698.2  1,738.0  1,644.1
                                                    -------- -------- --------
  Total Oral, Personal and Household Care.........   8,091.4  7,880.3  7,565.7
  Total Pet Nutrition*............................     965.3    868.7    792.5
                                                    -------- -------- --------
  TOTAL NET SALES.................................  $9,056.7 $8,749.0 $8,358.2
                                                    ======== ======== ========

--------
 * Sales outside North America represented approximately 30%, 29% and 29% of total sales of Pet Nutrition products in 1997, 1996 and 1995, respectively.

NET SALES

  Worldwide net sales increased 4% to $9,056.7 in 1997 on volume growth of 7%, reflecting volume increases in every geographic region. Sales would have grown 8%, excluding the negative effect of foreign exchange declines. Sales in the Oral, Personal and Household Care segment were up 3% on 7% volume growth.

  In 1997, sales and unit volume each rose 7% in North America. U.S. sales led the region, with strong new products including the launch of Colgate Total, which is the first toothpaste approved by the Food and Drug Administration for its ability to help prevent gingivitis, plaque and cavities. Other new products, supported by increased advertising, which fueled growth in the region were Colgate tartar control whitening, Palmolive for pots & pans dishwashing liquid, Speed Stick Ultimate antiperspirant and Softsoap bodywash with vitamin E.

  Sales in Latin America were up 11% on 10% volume growth. Widespread growth throughout the division included sizable gains in Mexico, Ecuador, Colombia and Central America. In Brazil, Sorriso brand toothpaste was launched and achieved full market distribution. As part of the regulatory approval of the Company's acquisition of Kolynos, Kolynos brand toothpaste has been withdrawn from the market for four years. Other new product introductions which have contributed to the growth in this region included Colgate Double Cool Stripe toothpaste, Protex Fresh soap and Lady Speed Stick Invisible Dry antiperspirant.

(Dollars in Millions Except Per Share Amounts)

  Sales in Europe decreased 5% in 1997 due to the negative effects of weaker European currencies, while volume grew 5%. Germany, Italy, the United Kingdom and Poland achieved the strongest volume increases in the region. The ongoing success of new product launches such as Ajax Fetes des Fleurs, Colgate Sensation whitening, Ajax Expel cleaner with insect repellent and Palmolive antibacterial dishwashing liquid helped the region increase volume in this highly competitive market.

  Overall, sales of the Asia/Africa region decreased 2%. Excluding divested businesses, sales were flat on 5% volume growth for the year 1997. China led the region in both strong sales and volume growth. Partially offsetting this growth was the negative impact of the weakening ASEAN currencies. Of the ASEAN countries undergoing economic problems, Colgate competes in Malaysia, the Philippines and Thailand. New product launches drove the volume growth in Asia/Africa.

  Sales for Hill's Pet Nutrition increased 11% on 9% volume growth. Hill's enjoyed sales and volume growth in both the domestic and international markets. Growth was strongest in Japan, where Hill's has introduced 11 new products and begun successful television advertising, and Europe, where new manufacturing capacity is enabling Hill's to meet growing demand.

  In 1996, worldwide net sales increased 5% to $8,749.0, reflecting volume increases by all divisions. North America posted overall sales growth of 5% on the same percentage of volume growth. Europe sales decreased slightly in 1996 on 3% higher volume, due primarily to weaker currencies. Latin America led the Oral, Personal and Household Care segment with an 8% increase in sales on 7% volume growth. Asia/Africa sales increased 6% on 7% volume growth. The Pet Nutrition segment increased sales 10% on 6% volume gains. During 1996, Hill's completed its transition to a company-owned distribution and sales network.

GROSS PROFIT

  Gross profit margin was 50.7%, above both the 1996 level of 49.1% and the 1995 level of 47.9%. All regions improved margins over 1996. The favorable trend reflects cost-reduction programs including supply chain management and the restructuring program, as well as emphasis on higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses as a percentage of sales were 36% in 1997, 35% in 1996 and 34% in 1995. The increasing trend primarily represents additional advertising spending in every region. The Company continues to focus on expense-containment strategies.

PROVISION FOR RESTRUCTURED OPERATIONS

  In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. The charge included employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. The worldwide restructuring program resulted in a 1995 third quarter pretax charge of $460.5 ($369.2 net of tax) or $1.27 per share for the year. The restructuring programs are expected to be substantially completed during 1998.

OTHER EXPENSE, NET

  Other expense, net, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments and other miscellaneous gains and losses. Other expense, net, decreased in 1997 primarily due to gains from sales of non-core product lines and other assets, gains on derivative financial instruments and changes in the level of amortization.

(Dollars in Millions Except Per Share Amounts)


                                                              1995
                                                    -------------------------
                                                      EXCLUDING
                                  1997      1996    RESTRUCTURING AS REPORTED
                                --------  --------  ------------- -----------
  WORLDWIDE EARNINGS BY
   BUSINESS SEGMENT AND
   GEOGRAPHIC REGION
  Oral, Personal and Household
   Care
    North America.............. $  269.7  $  214.1    $  178.3      $  24.5
    Latin America..............    466.7     397.1       342.9        313.7
    Europe.....................    237.4     234.3       207.8         59.9
    Asia/Africa................    159.0     187.8       187.5        153.5
                                --------  --------    --------      -------
  Total Oral, Personal and
   Household Care..............  1,132.8   1,033.3       916.5        551.6
  Total Pet Nutrition..........    160.9     125.7       117.7         53.0
                                --------  --------    --------      -------
  Total Segment Earnings.......  1,293.7   1,159.0     1,034.2        604.6
  Unallocated Expense, Net.....     (7.9)     (7.0)       (4.8)       (35.7)
                                --------  --------    --------      -------
  EARNINGS BEFORE INTEREST AND
   TAXES.......................  1,285.8   1,152.0     1,029.4        568.9
  Interest Expense, Net........   (183.5)   (197.4)     (205.4)      (205.4)
                                --------  --------    --------      -------
  INCOME BEFORE INCOME TAXES... $1,102.3  $  954.6    $  824.0      $ 363.5
                                ========  ========    ========      =======


EARNINGS BEFORE INTEREST AND TAXES (EBIT)

  EBIT increased 12% in 1997 to $1,285.8 compared with $1,152.0 in 1996. EBIT for the Oral, Personal and Household Care segment was up 10% with North America, Latin America and Europe posting gains of 26%, 18% and 1%, respectively. Results in Asia/Africa decreased by 15% due to the economic weakening in the ASEAN countries, difficult economic conditions in Africa and continued investment in China. The Pet Nutrition segment EBIT increased 28%.

INTEREST EXPENSE, NET

  Interest expense, net, was $183.5 compared with $197.4 in 1996 and $205.4 in 1995. The decline in interest expense is the result of decreasing debt levels. In 1995, substantial debt was incurred to finance the Kolynos acquisition. Free cash flow has been used to reduce the Company's debt in 1996 and 1997.

INCOME TAXES

  The effective tax rate on income was 32.8% in 1997 versus 33.5% in 1996 and 52.7% in 1995. The overall effective rate in 1995 was impacted by the charge for restructuring, the tax benefit of which was 20% due to the effect of tax benefits in certain jurisdictions not expected to be realized. Excluding the charge, the effective income tax rate was 34.3% in 1995. Global tax planning strategies benefited the effective tax rate in all three years presented.

NET INCOME

  Net income was $740.4 in 1997 or $2.44 per share compared with $635.0 in 1996 or $2.09 per share and $172.0 in 1995 or $.52 per share. Excluding the restructuring charge in 1995, earnings were $541.2 or $1.79 per share. In 1997, there was a two-for-one stock split. All financial information contained herein has been adjusted to reflect this split.

(Dollars in Millions Except Per Share Amounts)


                                                       1997     1996     1995
                                                     -------- -------- --------
  IDENTIFIABLE ASSETS
  Oral, Personal and Household Care
    North America................................... $2,553.2 $2,531.4 $2,497.7
    Latin America...................................  2,204.8  2,365.1  2,158.3
    Europe..........................................  1,124.8  1,192.1  1,271.0
    Asia/Africa.....................................    968.6  1,045.7    967.2
                                                     -------- -------- --------
  Total Oral, Personal and Household Care...........  6,851.4  7,134.3  6,894.2
  Total Pet Nutrition...............................    517.3    578.6    545.5
  Total Corporate...................................    170.0    188.6    202.6
                                                     -------- -------- --------
  TOTAL IDENTIFIABLE ASSETS......................... $7,538.7 $7,901.5 $7,642.3
                                                     ======== ======== ========


LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations increased 20% to $1,097.8 compared with $917.4 in 1996 and $810.2 in 1995. The increasing trend reflects the Company's improved profitability, lower cash taxes and working capital management. Cash generated from operations was used to fund capital spending, reduce debt levels and increase dividends.

  During 1997, long-term debt decreased from $2,897.2 to $2,518.6, while total debt decreased from $3,069.5 to $2,677.1. The decrease resulted primarily from repayment of a $406.0 loan with a foreign commercial bank and net commercial paper reductions from free cash flow.

  As of December 31, 1997, $607.5 of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as other short-term borrowings are classified as long-term debt at December 31, 1997, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 1997, such unused lines of credit amounted to $1,586.4. In addition, at December 31, 1997, the Company had $697.8 available under previously filed shelf registrations.

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

  The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) decreased to 53% during 1997 from 58% in 1996 and 64% in 1995. The decrease in 1997 was primarily the result of higher earnings and related operating cash flow available to reduce debt levels.

(Dollars in Millions Except Per Share Amounts)


                                                            1997   1996   1995
                                                           ------ ------ ------
  CAPITAL EXPENDITURES
    Oral, Personal and Household Care..................... $448.7 $413.6 $354.9
    Pet Nutrition.........................................   29.8   45.4   76.9
                                                           ------ ------ ------
  Total Capital Expenditures.............................. $478.5 $459.0 $431.8
                                                           ====== ====== ======
  DEPRECIATION AND AMORTIZATION
    Oral, Personal and Household Care..................... $287.8 $286.2 $273.8
    Pet Nutrition.........................................   32.1   30.1   26.5
                                                           ------ ------ ------
  TOTAL DEPRECIATION AND AMORTIZATION..................... $319.9 $316.3 $300.3
                                                           ====== ====== ======


  Capital expenditures were 5% of net sales for all three years presented. Capital spending continues to be focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. Capital expenditures for 1998 are expected to continue at the current rate of approximately 5% of net sales.

  Other investing activities in 1997, 1996 and 1995 included strategic acquisitions and divestitures around the world. The most significant acquisition was the 1995 purchase of Kolynos in Latin America. The aggregate purchase price of all 1997, 1996 and 1995 acquisitions was $20.3, $38.5 and $1,321.9, respectively. The Sterno fuel product line was sold in 1997. The aggregate sale price of all 1997, 1996 and 1995 sales of businesses or product lines was $101.4, $25.1 and $2.0, respectively.

  The Company repurchases common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 1997 were 2.8 million shares, with a total purchase price of $175.1.

  Dividend payments were $333.4, up from $296.2 in 1996 and $276.5 in 1995. Common stock dividend payments increased to $1.06 per share in 1997 from $.94 per share in 1996 and $.88 in 1995. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share in all three years.

  Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions, similar to the acquisition of Kolynos discussed previously, would require external financing.

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

DERIVATIVE FINANCIAL INSTRUMENTS

  The Company is exposed to market risk from interest rates and foreign currency exchange rate fluctuations. The Company utilizes simple instruments, such as non-leveraged interest rate swaps and forward foreign currency exchange contracts, to manage these exposures. The principal objective of such financial derivative contracts is to moderate the effect of fluctuations in interest rates and foreign exchange rates. The Company, as a matter of policy, does not speculate in financial markets and therefore does not hold these contracts for trading purposes.

(Dollars in Millions Except Per Share Amounts)

  Interest rate swap contracts are used to manage the Company's mix of fixed and floating rate debt. The Company's target floating rate obligations as a percentage of the Company's global debt is set by policy. The Company utilizes foreign exchange contracts principally to hedge European and ASEAN currency exposures associated with its net investment in subsidiaries, inventory purchases and debt.

VALUE AT RISK

  The Company's risk management procedures include the monitoring of interest rate and foreign exchange exposures and the Company's offsetting hedge positions utilizing analytical analysis of cashflows, market value, sensitivity analysis and value-at-risk estimations. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. The Company utilizes a Value-at-Risk (VAR) model and an Earnings-at-Risk (EAR) model that are intended to measure the maximum potential loss in its interest rate and foreign exchange financial instruments assuming adverse market conditions occur, given a 95% confidence level. The models utilize a variance/covariance modeling technique. Historical interest rates and foreign exchange rates from the preceding year are used to estimate the volatility and correlation of future rates. The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the Company's results of operations. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

  A discussion of the Company's accounting policies for financial instruments is included in the Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements, and further disclosure relating to financial instruments is included in the Fair Value of Financial Instruments note.

OUTLOOK

  Looking forward into 1998, the Company is well positioned for strong growth in most of its markets, particularly Latin America and North America. However, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic turmoil in the ASEAN countries may continue to impact overall results of Asia/Africa, and projected growth may be tempered until these economies become more stable. Of the ASEAN countries undergoing economic problems, Colgate competes in Malaysia, the Philippines and Thailand, which represent less than 4% of total Company sales and earnings. At this time, management does not anticipate that this ASEAN economic crisis will meaningfully extend to other parts of the world. If conditions were to significantly deteriorate, however, such an event could impact the Company.

  Competitive pressures in Western European markets are expected to persist as business in this region will continue to be affected by slow economic growth, high unemployment and retail trade consolidation. In Latin America, the Company will continue to account for the Brazilian operations as highly inflationary and assess the status throughout the year. Ceasing to treat Brazil as highly inflationary would not be expected to be material to the financial statements.

  The Company has developed preliminary plans to address the possible exposures related to the impact of the year 2000 on the Company's computers, as well as the computers of its suppliers and customers. Given that the SAP computer system is compliant with year 2000, and most Colgate regions will be using SAP by the year 2000, the financial impact of making required changes to non-SAP Colgate systems is not expected to be material.

(Dollars in Millions Except Per Share Amounts)

  The Company expects the continued success of Colgate Total, using patented proprietary technology, to bolster worldwide oral care leadership and expects new products in all other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 1998 market conditions to be materially different from those experienced in 1997 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security ownership of management set forth in the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

  (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement for the 1998 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

  See the "Index to Financial Statements" which is located on page 15 of this report.

  (b) Exhibits. See the exhibit index included herein.

  (c) Reports on Form 8-K. None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Colgate-Palmolive Company
                                          _____________________________________
                                                      (Registrant)

Date March 24, 1998                                   /s/ Reuben Mark
                                          By___________________________________
                                                       Reuben Mark
                                                  Chairman of the Board
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(a) Principal Executive Officer             (c) Principal Accounting Officer


    /s/ Reuben Mark                               /s/ Dennis J. Hickey
  _______________________________               _______________________________
            Reuben Mark                                Dennis J. Hickey
       Chairman of the Board                          Vice President and
    and Chief Executive Officer                      Corporate Controller


Date March 24, 1998                         Date March 24, 1998


(b) Principal Financial Officer             (d) Directors:


      /s/ Stephen C. Patrick
  _______________________________           Jill K. Conway, Ronald E.
        Stephen C. Patrick                  Ferguson, Ellen M. Hancock,
      Chief Financial Officer               David W. Johnson, John P. Kendall,
                                            Richard J. Kogan, Delano E. Lewis,
                                            Reuben Mark, Howard B. Wentz, Jr.
Date March 24, 1998



                                                  /s/ Andrew D. Hendry
                                                _______________________________
                                                    Andrew D. Hendry
                                                   as Attorney-in-Fact

                                            Date March 24, 1998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS
Consolidated Statements of Income for the years ended December 31, 1997,
 1996, and 1995...........................................................  16
Consolidated Balance Sheets at December 31, 1997 and 1996.................  17
Consolidated Statements of Retained Earnings and Changes in Capital
 Accounts for the years ended December 31, 1997, 1996 and 1995............  18
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995......................................................  19
Notes to Consolidated Financial Statements................................  20
Financial Statement Schedules for the years ended December 31, 1997, 1996 and 1995:
II Valuation and Qualifying Accounts......................................  36
Report of Independent Public Accountants..................................  39
SELECTED FINANCIAL DATA
Historical Financial Summary..............................................  40

  All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Millions Except Per Share Amounts)

                                                        1997     1996     1995
                                                      -------- -------- --------
Net sales............................................ $9,056.7 $8,749.0 $8,358.2
Cost of sales........................................  4,461.5  4,451.1  4,353.1
                                                      -------- -------- --------
  Gross profit.......................................  4,595.2  4,297.9  4,005.1
Selling, general and administrative expenses.........  3,237.0  3,052.1  2,879.6
Provision for restructured operations................      --       --     460.5
Other expense, net...................................     72.4     93.8     96.1
Interest expense, net................................    183.5    197.4    205.4
                                                      -------- -------- --------
Income before income taxes...........................  1,102.3    954.6    363.5
Provision for income taxes...........................    361.9    319.6    191.5
                                                      -------- -------- --------
  Net income......................................... $  740.4 $  635.0 $  172.0
                                                      ======== ======== ========
Earnings per common share, basic..................... $   2.44 $   2.09 $    .52
                                                      ======== ======== ========
Earnings per common share, diluted................... $   2.27 $   1.96 $    .51
                                                      ======== ======== ========


                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in Millions Except Per Share Amounts)

                                                                1997      1996
                                                              --------  --------
ASSETS
Current Assets
  Cash and cash equivalents..................................  $ 183.1  $  248.2
  Marketable securities......................................     22.2      59.6
  Receivables (less allowances of $35.8 and $33.8,
   respectively).............................................  1,037.4   1,064.4
  Inventories................................................    728.4     770.7
  Other current assets.......................................    225.4     229.4
                                                              --------  --------
    Total current assets.....................................  2,196.5   2,372.3
Property, plant and equipment, net...........................  2,441.0   2,428.9
Goodwill and other intangibles, net..........................  2,585.3   2,720.4
Other assets.................................................    315.9     379.9
                                                              --------  --------
                                                              $7,538.7  $7,901.5
                                                              ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Notes and loans payable.................................... $  158.4  $  172.3
  Current portion of long-term debt..........................    178.3     110.4
  Accounts payable...........................................    716.9     751.7
  Accrued income taxes.......................................     67.0      93.1
  Other accruals.............................................    838.9     776.8
                                                              --------  --------
    Total current liabilities................................  1,959.5   1,904.3
Long-term debt...............................................  2,340.3   2,786.8
Deferred income taxes........................................    284.5     234.3
Other liabilities............................................    775.8     942.0
Shareholders' Equity
  Preferred stock............................................    385.3     392.7
  Common stock, $1 par value (1,000,000,000 shares
   authorized, 366,426,590 shares issued)                        366.4     366.4
  Additional paid-in capital.................................  1,027.4     918.4
  Retained earnings..........................................  3,138.0   2,731.0
  Cumulative translation adjustments.........................   (693.7)   (534.7)
                                                              --------  --------
                                                               4,223.4   3,873.8
  Unearned compensation......................................   (364.5)   (370.9)
  Treasury stock, at cost.................................... (1,680.3) (1,468.8)
                                                              --------  --------
    Total shareholders' equity...............................  2,178.6   2,034.1
                                                              --------  --------
                                                              $7,538.7  $7,901.5
                                                              ========  ========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                 (Dollars in Millions Except Per Share Amounts)

                                                       1997     1996     1995
                                                     -------- -------- --------
Balance, January 1.................................. $2,731.0 $2,392.2 $2,496.7
Add:
  Net income........................................    740.4    635.0    172.0
                                                     -------- -------- --------
                                                      3,471.4  3,027.2  2,668.7
                                                     -------- -------- --------
Deduct:
  Dividends declared:
   Series B Convertible Preference Stock, net of
    income taxes....................................     20.6     20.9     21.1
   Preferred stock..................................       .5       .5       .5
   Common stock.....................................    312.3    274.8    254.9
                                                     -------- -------- --------
                                                        333.4    296.2    276.5
                                                     -------- -------- --------
Balance, December 31................................ $3,138.0 $2,731.0 $2,392.2
                                                     ======== ======== ========

             CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL ACCOUNTS

                 (Dollars in Millions Except Per Share Amounts)

                              COMMON STOCK     ADDITIONAL   TREASURY STOCK
                           -------------------  PAID-IN   --------------------
                             SHARES     AMOUNT  CAPITAL     SHARES     AMOUNT
                           -----------  ------ ---------- ----------  --------
Balance, January 1, 1995.. 288,808,474  $366.4  $  837.2  77,618,116  $1,462.4
Shares issued for stock
 options, net.............   2,309,312     --       13.7  (2,309,312)    (16.8)
Treasury stock acquired...     (37,600)    --        --       37,600       1.2
Other.....................     627,558     --        (.4)   (627,558)     (5.0)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1995..................... 291,707,744   366.4     850.5  74,718,846   1,441.8
Shares issued for stock
 options, net.............   2,206,216     --       44.4  (2,206,216)     22.0
Treasury stock acquired...    (688,800)    --        --      688,800      27.4
Other.....................   1,042,476     --       23.5  (1,042,476)    (22.4)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1996..................... 294,267,636   366.4     918.4  72,158,954   1,468.8
Shares issued for stock
 options, net.............   3,163,141     --       64.2  (3,163,141)     54.4
Treasury stock acquired...  (2,795,926)    --        --    2,795,926     175.1
Other.....................     767,844     --       44.8    (767,844)    (18.0)
                           -----------  ------  --------  ----------  --------
Balance, December 31,
 1997..................... 295,402,695  $366.4  $1,027.4  71,023,895  $1,680.3
                           ===========  ======  ========  ==========  ========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (Dollars in Millions Except Per Share Amounts)

                                                   1997      1996      1995
                                                 --------  --------  ---------
OPERATING ACTIVITIES
  Net income.................................... $  740.4  $  635.0  $   172.0
  Adjustments to reconcile net income to net
   cash provided by operations:
    Restructured operations, net................    (48.5)   (105.6)     424.9
    Depreciation and amortization...............    319.9     316.3      300.3
    Income taxes and other, net.................     18.5      13.2     (121.0)
    Cash effects of changes in:
      Receivables...............................    (61.6)    (15.4)     (44.1)
      Inventories...............................    (50.9)     (1.2)     (26.1)
      Other current assets......................      --        --       (42.4)
      Payables and accruals.....................    180.0      75.1      146.6
                                                 --------  --------  ---------
      Net cash provided by operations...........  1,097.8     917.4      810.2
                                                 --------  --------  ---------
INVESTING ACTIVITIES
  Capital expenditures..........................   (478.5)   (459.0)    (431.8)
  Payment for acquisitions, net of cash
   acquired.....................................    (31.5)    (59.3)  (1,300.4)
  Sale of non-core product lines................     96.4      25.1        2.0
  Sale of marketable securities and investments.     68.5       1.2        4.2
  Other, net....................................      7.7     (12.0)     (17.2)
                                                 --------  --------  ---------
    Net cash used for investing activities......   (337.4)   (504.0)  (1,743.2)
                                                 --------  --------  ---------
FINANCING ACTIVITIES
  Principal payments on debt....................   (670.7) (1,164.6)     (17.1)
  Proceeds from issuance of debt, net...........    350.4   1,077.4    1,220.0
  Dividends paid................................   (333.4)   (296.2)    (276.5)
  Purchase of common stock......................   (175.1)    (27.4)      (1.2)
  Proceeds from exercise of stock options and
   other, net...................................     15.8      39.2       51.0
                                                 --------  --------  ---------
    Net cash (used for) provided by financing
     activities.................................   (813.0)   (371.6)     976.2
                                                 --------  --------  ---------
  Effect of exchange rate changes on cash and
   cash equivalents.............................    (12.5)     (2.4)      (4.3)
                                                 --------  --------  ---------
  Net (decrease) increase in cash and cash
   equivalents..................................    (65.1)     39.4       38.9
                                                 --------  --------  ---------
  Cash and cash equivalents at beginning of
   year.........................................    248.2     208.8      169.9
                                                 --------  --------  ---------
  Cash and cash equivalents at end of year...... $  183.1  $  248.2  $   208.8
                                                 ========  ========  =========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid............................... $  261.3  $  273.0  $   292.5
Interest paid...................................    230.6     229.1      228.6
Non-cash consideration in payment for
 acquisitions...................................      --        --        48.9
Principal payments on ESOP debt, guaranteed by
 the Company....................................      5.5       5.0        4.4

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Millions Except Per Share Amounts)

1. NATURE OF OPERATIONS

  The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpastes, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen, Protex, Ajax, Soupline/Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

  The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                                                  1997  1996  1995
                                                                  ----  ----  ----
     Oral Care...................................................  31%   30%   30%
     Personal Care...............................................  23    22    22
     Household Surface Care......................................  16    16    16
     Fabric Care.................................................  16    18    18
     Pet Nutrition...............................................  11    10     9

  Company products are marketed under highly competitive conditions. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Product quality, brand recognition and acceptance, and marketing capability largely determine success in the Company's business segments. The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in Management's Discussion, is an integral part of these financial statements. More than 60% of the Company's net sales, operating profit and identifiable assets are attributable to overseas operations. Transfers between geographic areas are not significant.

  The Company's products are generally marketed by a sales force employed by each individual subsidiary or business unit. In some instances, distributors and brokers are used. Most raw materials are purchased from others, are available from several sources and are generally available in adequate supply. Products and commodities such as tallow and essential oils are subject to wide price variations. No one of the Company's raw materials represents a significant portion of total material requirements.

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

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

REVENUE RECOGNITION

  Sales are recorded at the time products are shipped to trade customers. Net sales reflect units shipped at selling list prices reduced by promotion allowances.

USE OF ESTIMATES

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

ACCOUNTING CHANGES

  In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which revises the manner in which earnings per share is calculated. The Company adopted this statement as of December 31, 1997 and all per share amounts included herein have been restated accordingly. The effect of the adoption was not material.

  Additionally, in 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective beginning in 1998, expand and modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Investments in short-term securities that do not meet the definition of cash equivalents are classified as marketable securities. Marketable securities are reported at cost, which approximates market.

INVENTORIES

  Inventories are valued at the lower of cost or market. The first-in, first-out (FIFO) method is used to value most inventories. The remaining inventories are valued using the last-in, first-out (LIFO) method.

PROPERTY, PLANT AND EQUIPMENT

  Land, buildings, and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives ranging from 3 to 40 years.

GOODWILL AND OTHER INTANGIBLES

  Goodwill represents the excess of purchase price over the fair value of identifiable tangible and intangible net assets of businesses acquired. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 40 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators of recoverability are current and forecasted profitability of a related acquired business. For the three-year period ended December 31, 1997, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

INCOME TAXES

  Deferred taxes are recognized for the expected future tax consequences of temporary differences between the amounts carried for financial reporting and tax purposes. Provision is made currently for taxes payable on

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts) remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

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

FINANCIAL INSTRUMENTS

  The net effective cash payment of the interest rate swap contracts combined with the related interest payments on the debt that they hedge are accounted for as interest expense. Those interest rate instruments that do not qualify as hedge instruments for accounting purposes are marked to market and recorded at fair value.

  Gains and losses from foreign exchange contracts that hedge the Company's investments in its foreign subsidiaries are shown in the cumulative translation adjustments account included in shareholders' equity. Gains and losses from contracts that hedge firm commitments are recorded in the balance sheets as a component of the related receivable or payable until realized, at which time they are recognized in the statements of income. The contracts that hedge anticipated sales and purchases do not qualify as hedges for accounting purposes. Accordingly, the related gains and losses are calculated using the current forward rates and are recorded in the Consolidated Statements of Income as Other expense, net.

GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in management's discussion of this report, is an integral part of these financial statements.

RECLASSIFICATIONS

  Certain prior year balances have been reclassified to conform with current year presentation.

3. ACQUISITIONS AND DIVESTITURES

  The aggregate purchase price of all 1997, 1996 and 1995 acquisitions was $20.3, $38.5 and $1,321.9. The most significant purchase was the 1995 acquisition of the worldwide Kolynos oral care business ("Kolynos") for $1,040.0. Kolynos is an oral care business operating primarily in South America. The transaction was structured as a multinational acquisition of assets and stock. The net book value of Kolynos assets was approximately $50.0.

  All of these acquisitions have been accounted for as purchases, and, accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates of the respective acquisitions. The results of operations have been included in the Consolidated Financial Statements since the respective acquisition dates. The inclusion of pro forma financial data for all acquisitions would not have materially affected the financial information included herein.

  The aggregate sale price of all 1997, 1996 and 1995 divestitures was $101.4, $25.1 and $2.0, respectively. In 1997, the Sterno fuel brand and related assets were sold for $70.0.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)
4. LONG-TERM DEBT AND CREDIT FACILITIES

  Long-term debt consists of the following at December 31:

                                  WEIGHTED AVERAGE
                                   INTEREST RATE   MATURITIES   1997     1996
                                  ---------------- ---------- -------- --------
   Notes........................        7.0%       1998-2030  $1,186.6 $1,292.9
   Commercial paper and other
    short-term borrowings,
    reclassified................        5.0            1998      607.5    375.1
   ESOP notes, guaranteed by the
    Company.....................        8.6        2001-2009     379.7    385.2
   Payable to banks.............        5.5        2000-2003     339.2    836.0
   Capitalized leases...........                                   5.6      8.0
                                                              -------- --------
                                                               2,518.6  2,897.2
   Less: current portion of
    long-term debt..............                                 178.3    110.4
                                                              -------- --------
                                                              $2,340.3 $2,786.8
                                                              ======== ========

  Commercial paper and certain other short-term borrowings are classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 1997, excluding short-term borrowings reclassified, are as follows: 1998--$178.3; 1999--$198.6; 2000--$456.8; 2001--$99.5; 2002--$162.9
and $815.0 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 12).

  At December 31, 1997, the Company had unused credit facilities amounting to $1,586.4. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 1997 and 1996 was 8.5% and 7.5%, respectively.

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

PREFERENCE STOCK

  In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into four shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 1997 and 1996, 5,734,940 and 5,849,039 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's Employee Stock Ownership Plan.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

COMMON STOCK

  On March 6, 1997, the Company's Board of Directors approved a two-for-one common stock split. As a result of the split, the shareholders received one additional share of common stock for each share they held as of April 25, 1997. Par value remained $1. The Consolidated Financial Statements and financial information contained elsewhere in this report has been adjusted to reflect the effects of the impact of the common stock split for all periods presented. In conjunction with the split, on May 8, 1997, the shareholders approved an increase in authorized shares of common stock from 500,000,000 to 1,000,000,000.

SHAREHOLDER RIGHTS PLAN

  Under the Company's Shareholder Rights Plan, each share of the Company's common stock carries with it one Preference Share Purchase Right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of the common stock. When exercisable, each Right entitles a holder to buy one four-hundredth of a share of a new series of preference stock at an exercise price of $43.75.

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

INCENTIVE STOCK PLAN

  The Company has a plan which provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. During 1997 and 1996, 335,270 and 252,458 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

STOCK OPTION PLANS

  The Company's Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant. At 1997 year-end, 23,173,483 shares of common stock were available for future grants.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

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

  Stock option plan activity is summarized below:

                                      1997                       1996
                            -------------------------- --------------------------
                                           WEIGHTED                   WEIGHTED
                                           AVERAGE                    AVERAGE
                              SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                            ----------  -------------- ----------  --------------
   Options outstanding,
    January 1.............. 21,415,198       $32       20,991,790       $29
   Granted.................  7,703,057        73        5,709,222        41
   Exercised............... (6,095,277)       32       (5,114,564)       29
   Canceled or expired.....   (255,586)       38         (171,250)       31
                            ----------                 ----------
   Options outstanding,
    December 31............ 22,767,392        46       21,415,198        32
                            ==========                 ==========
   Options exercisable,
    December 31............ 14,683,179        38       13,983,844        29
                            ==========                 ==========

  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1997:

             WEIGHTED
              AVERAGE
RANGE OF     REMAINING                  WEIGHTED                   WEIGHTED
EXERCISE    CONTRACTUAL    OPTIONS      AVERAGE       OPTIONS      AVERAGE
PRICES     LIFE IN YEARS OUTSTANDING EXERCISE PRICE EXERCISABLE EXERCISE PRICE
--------   ------------- ----------- -------------- ----------- --------------
$11.11-
 $28.13...        4       5,013,590       $23        5,013,590       $23
$28.16-
 $36.47...        6       5,235,508        33        4,307,208        32
$36.56-
 $49.89...        7       5,466,426        42        3,471,800        43
$49.97-
 $74.85...        8       4,907,318        65          855,014        61
$75.00-
 $106.04..       10       2,144,550        98        1,035,567        99
                         ----------                 ----------
                  7      22,767,392        46       14,683,179        38
                         ==========                 ==========

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income, basic earnings per common share and diluted earnings per common share would have been $716.1, $2.35 per share and $2.19 per share, respectively, in 1997; $621.7, $2.05 per share and $1.92 per share, respectively, in 1996; and $166.1, $.50 per share and $.49 per share, respectively, in 1995.

  The weighted average Black-Scholes value of grants issued in 1997, 1996 and 1995 was $7.85, $5.40 and $4.73, respectively. The Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 7 years, volatility ranging from 17% to 26%, risk- free interest rate ranging from 5.8% to 6.4% and an expected dividend yield of

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)
2.5%. The Black-Scholes model used to determine the option values shown above was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions which greatly affect calculated values.

6. EMPLOYEE STOCK OWNERSHIP PLAN

  In 1989, the Company expanded its Employee Stock Ownership Plan ("ESOP") through the introduction of a leveraged ESOP covering certain employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.6%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on four common shares for the comparable six-month period.

  Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1997, 1,412,570 shares were allocated to participant accounts. Each allocated share may be converted by the trustee into four common shares, but preferred shares generally only convert after the employee ceases to work for the Company.

  Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings.

  Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less employee contributions and dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $3.0 in 1997, $3.9 in 1996 and $8.3 in 1995. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

  Interest incurred on the ESOP's notes amounted to $33.0 in 1997, $33.5 in 1996 and $33.9 in 1995. The Company paid dividends on the stock held by the ESOP of $29.8 in 1997, $31.1 in 1996 and $31.7 in 1995. Company contributions to the ESOP were $1.0 in 1997, $4.1 in 1996 and $6.4 in 1995. Employee contributions to the ESOP were $8.2 in 1997, $5.9 in 1996 and $0 in 1995.

7. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

RETIREMENT PLANS

  The Company, its U.S. subsidiaries and a majority of its overseas subsidiaries maintain pension plans covering substantially all of their employees. Most plans provide pension benefits that are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Plan assets consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government obligations.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

  Net periodic pension expense of the plans includes the following components:

                                  1997             1996              1995
                            ----------------- ---------------- -----------------
                             U.S.    OVERSEAS  U.S.   OVERSEAS  U.S.    OVERSEAS
                            -------  -------- ------  -------- -------  --------
Service cost--benefits
 earned during the period.  $  24.9   $ 16.1  $ 24.5   $ 15.1    $19.1    $15.4
Interest cost on projected
 benefit obligation.......     67.6     17.6    64.4     17.5     64.5     16.8
Actual return on plan
 assets...................   (134.0)   (13.5)  (96.9)   (13.6)  (134.7)   (13.0)
Net amortization and
 deferral.................     59.0      1.0    26.1      4.0     61.5      4.7
                            -------   ------  ------   ------  -------   ------
Net pension expense.......  $  17.5   $ 21.2  $ 18.1   $ 23.0  $  10.4   $ 23.9
                            =======   ======  ======   ======  =======   ======

  The following table sets forth the funded status of the plans at December
31:

                                                    1997             1996
                                               ---------------- ----------------
                                                U.S.   OVERSEAS  U.S.   OVERSEAS
                                               ------  -------- ------  --------
Plan assets at fair value....................  $907.3   $193.4  $842.8  $ 171.2
                                               ------   ------  ------  -------
Actuarial present value of benefit
 obligations:
  Vested obligation..........................   878.0    225.7   836.2    219.2
  Nonvested obligation.......................    39.4     18.0    41.1     16.5
                                               ------   ------  ------  -------
Accumulated benefit obligation...............   917.4    243.7   877.3    235.7
Additional benefits related to assumed future
 compensation levels.........................    59.2     35.1    48.4     36.2
                                               ------   ------  ------  -------
Projected benefit obligation.................   976.6    278.8   925.7    271.9
                                               ------   ------  ------  -------
Plan assets less than projected benefit
 obligation..................................   (69.3)   (85.4)  (82.9)  (100.7)
Deferral of net actuarial changes and other,
 net.........................................    58.7      5.6    75.9      4.9
Unrecognized prior service cost..............    44.6      4.5    50.9      4.2
Unrecognized transition asset................   (13.6)    (2.2)  (21.6)    (4.2)
Additional liability.........................     --      (3.9)    --      (1.2)
                                               ------   ------  ------  -------
Prepaid (accrued) pension cost recognized in
 the Consolidated Balance Sheets.............  $ 20.4   $(81.4) $ 22.3  $ (97.0)
                                               ======   ======  ======  =======

  The actuarial assumptions used to determine the projected benefit obligation of the plans were as follows:

                                                               OVERSEAS
                                                               (WEIGHTED
                                              U.S.             AVERAGE)
                                         ----------------  -------------------
                                         1997  1996  1995  1997   1996   1995
                                         ----  ----  ----  -----  -----  -----
   Settlement rates..................... 7.25% 7.50% 7.00%  7.47%  8.23%  8.46%
   Long-term rates of compensation
    increase............................ 5.50  5.50  5.50   4.83   5.38   5.47
   Long-term rates of return on plan
    assets.............................. 9.25  9.25  9.25  10.21  10.91  10.50

  When remeasuring the pension obligation, the Company reassesses each actuarial assumption. The settlement rate assumption is pegged to long-term bond rates to reflect the cost to satisfy the pension obligation currently, while the other assumptions reflect the long-term outlook of rates of compensation increases and return on assets.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)
OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits. Postretirement benefits are not otherwise currently funded.

  Postretirement benefits expense includes the following components:

                                                           1997   1996   1995
                                                          ------  -----  -----
   Service cost-benefits earned during the period........ $  2.3  $ 1.7  $ 1.9
   Annual ESOP allocation................................  (10.1)  (5.0)  (4.2)
   Interest cost on accumulated postretirement benefit
    obligation...........................................   13.4   12.6   13.7
   Amortization of unrecognized net gain.................   (2.1)  (2.2)  (3.4)
                                                          ------  -----  -----
   Net postretirement expense............................ $  3.5  $ 7.1  $ 8.0
                                                          ======  =====  =====

  The actuarial present value of postretirement benefit obligations included in Other liabilities in the Consolidated Balance Sheets is comprised of the following components, at December 31:

                                                                   1997   1996
                                                                  ------ ------
   Retirees...................................................... $140.5 $144.8
   Active participants eligible for retirement...................    1.6    1.0
   Other active participants.....................................    1.6    6.9
                                                                  ------ ------
   Accumulated postretirement benefit obligation.................  143.7  152.7
   Unrecognized net gain and prior service cost..................   46.9   43.8
                                                                  ------ ------
   Accrued postretirement benefit liability...................... $190.6 $196.5
                                                                  ====== ======

  The principal actuarial assumptions used in the measurement of the accumulated benefit obligation were as follows:

                                                           1997   1996   1995
                                                           -----  -----  -----
   Discount rate..........................................  7.25%  7.50%  7.00%
   Current medical cost trend rate........................  5.75   6.50   8.00
   Ultimate medical cost trend rate.......................  4.75   5.00   5.00
   Medical cost trend rate decreases ratably to ultimate
    in year...............................................  1999   1999   1999
   ESOP growth rate....................................... 10.00% 10.00% 10.00%

  When remeasuring the accumulated benefit obligation, the Company reassesses each actuarial assumption. The cost of these postretirement medical benefits is dependent upon a number of factors, the most significant of which is the rate at which medical costs increase in the future. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $13.2; annual expense would increase by $2.1.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

8. INCOME TAXES

  The provision for income taxes consists of the following for the years ended December 31:

                                                             1997   1996   1995
                                                            ------ ------ ------
United States.............................................. $ 91.0 $ 67.2 $ 18.0
Overseas...................................................  270.9  252.4  173.5
                                                            ------ ------ ------
                                                            $361.9 $319.6 $191.5
                                                            ====== ====== ======

  Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being (lower) higher than the total provision for income taxes as follows:

                                                         1997    1996    1995
                                                        ------  ------  ------
Excess of tax over book depreciation................... $(12.7) $(15.9) $(18.9)
Net restructuring (spending) accrual...................  (47.5)  (26.3)   70.5
Other, net.............................................    5.2    21.5    (5.3)
                                                        ------  ------  ------
                                                        $(55.0) $(20.7) $ 46.3
                                                        ======  ======  ======

  The components of income before income taxes are as follows for the three years ended December 31:

                                                          1997    1996   1995
                                                        -------- ------ -------
United States.......................................... $  271.8 $171.3 $(121.1)
Overseas...............................................    830.5  783.3   484.6
                                                        -------- ------ -------
                                                        $1,102.3 $954.6 $ 363.5
                                                        ======== ====== =======

  The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

PERCENTAGE OF INCOME BEFORE TAX                                1997  1996  1995
-------------------------------                                ----  ----  ----
Tax at U.S. statutory rate.................................... 35.0% 35.0% 35.0%
State income taxes, net of federal benefit....................   .6    .3    .6
Earnings taxed at other than U.S. statutory rate.............. (1.8) (1.4)  (.4)
Restructured operations.......................................  --    --   18.4
Other, net.................................................... (1.0)  (.4)  (.9)
                                                               ----  ----  ----
Effective tax rate............................................ 32.8% 33.5% 52.7%
                                                               ====  ====  ====

  In addition, net tax benefits of $49.2 in 1997 and $32.6 in 1996 were recorded directly through equity.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

  The components of deferred tax assets (liabilities) are as follows at December 31:

                                                               1997     1996
                                                              -------  -------
Deferred Taxes--Current:
  Accrued liabilities........................................ $  78.8  $  63.7
  Restructuring..............................................    27.7     24.5
  Other, net.................................................    17.9     28.2
                                                              -------  -------
  Total deferred taxes current...............................   124.4    116.4
                                                              -------  -------
Deferred Taxes--Long-term:
  Intangible assets..........................................  (251.6)  (212.9)
  Property, plant and equipment..............................  (188.4)  (175.7)
  Postretirement benefits....................................    65.6     73.1
  Restructuring..............................................     --      50.7
  Tax loss and tax credit carryforwards......................   159.5    116.3
  Other, net.................................................    54.7     29.1
  Valuation allowance........................................  (124.3)  (114.9)
                                                              -------  -------
  Total deferred taxes long-term.............................  (284.5)  (234.3)
                                                              -------  -------
    Net deferred taxes....................................... $(160.1) $(117.9)
                                                              =======  =======

  The major component of the 1997 and 1996 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized.

9. FOREIGN CURRENCY TRANSLATION

  Cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's non-U.S. entities, except those in highly inflationary economies, were as follows:

                                                      1997     1996     1995
                                                     -------  -------  -------
Balance, January 1.................................. $(534.7) $(513.0) $(439.3)
Effect of balance sheet translations................  (159.0)   (21.7)   (73.7)
                                                     -------  -------  -------
Balance, December 31................................ $(693.7) $(534.7) $(513.0)
                                                     =======  =======  =======

   Foreign currency charges, resulting from the translation of balance sheets of subsidiaries operating in highly inflationary environments and from foreign currency transactions, are included in the Consolidated Statements of Income.

10. SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                          1997    1996    1995
                                                          -----  ------  ------
OTHER EXPENSE, NET
------------------
Amortization of intangibles.............................. $86.5  $ 91.7  $ 87.7
Earnings from equity investments.........................  (5.6)   (7.8)   (7.3)
Minority interest........................................  29.1    33.4    37.1
Other.................................................... (37.6)  (23.5)  (21.4)
                                                          -----  ------  ------
                                                          $72.4  $ 93.8  $ 96.1
                                                          =====  ======  ======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

                                                          1997    1996    1995
                                                         ------  ------  ------
INTEREST, NET
-------------
Interest incurred....................................... $241.6  $244.4  $250.7
Interest capitalized....................................  (10.0)  (12.7)  (14.7)
Interest income.........................................  (48.1)  (34.3)  (30.6)
                                                         ------  ------  ------
                                                         $183.5  $197.4  $205.4
                                                         ======  ======  ======
                                                          1997    1996    1995
                                                         ------  ------  ------
Research and development................................ $169.4  $162.7  $156.7
Maintenance and repairs.................................  113.6   107.1   108.2
Media advertising.......................................  637.0   565.9   561.3

11. SUPPLEMENTAL BALANCE SHEET INFORMATION

INVENTORIES                                                        1997   1996
-----------                                                       ------ ------
Raw materials and supplies....................................... $261.0 $311.5
Work-in-process..................................................   33.5   34.3
Finished goods...................................................  433.9  424.9
                                                                  ------ ------
                                                                  $728.4 $770.7
                                                                  ====== ======

   Inventories valued under LIFO amounted to $157.9 and $203.7 at December 31, 1997 and 1996, respectively. The excess of current cost over LIFO cost at the end of each year was $46.7 and $52.6, respectively. The liquidations of LIFO inventory quantities increased income by $0, $1.4 and $1.4 in 1997, 1996 and 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT, NET                           1997       1996
----------------------------------                         ---------  ---------
Land...................................................... $   120.6  $   126.4
Buildings.................................................     653.0      655.9
Machinery and equipment...................................   3,024.8    3,048.5
                                                           ---------  ---------
                                                             3,798.4    3,830.8
Accumulated depreciation..................................  (1,357.4)  (1,401.9)
                                                           ---------  ---------
                                                           $ 2,441.0  $ 2,428.9
                                                           =========  =========
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                    1997       1996
-----------------------------------------                  ---------  ---------
Goodwill and other intangibles............................ $ 3,060.3  $ 3,107.4
Accumulated amortization..................................    (475.0)    (387.0)
                                                           ---------  ---------
                                                           $ 2,585.3  $ 2,720.4
                                                           =========  =========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

OTHER ACCRUALS                                                     1997   1996
--------------                                                    ------ ------
Accrued payroll and employee benefits............................ $331.7 $293.0
Accrued advertising..............................................  170.1  135.7
Accrued interest.................................................   49.5   48.6
Accrued taxes other than income taxes............................   46.7   47.9
Restructuring accrual............................................   79.0  115.2
Other............................................................  161.9  136.4
                                                                  ------ ------
                                                                  $838.9 $776.8
                                                                  ====== ======
OTHER LIABILITIES                                                  1997   1996
-----------------                                                 ------ ------
Minority interest................................................ $227.0 $232.2
Pension and other benefits.......................................  365.1  393.9
Restructuring accrual............................................    --    38.0
Other............................................................  183.7  277.9
                                                                  ------ ------
                                                                  $775.8 $942.0
                                                                  ====== ======

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company utilizes interest rate swap contracts and foreign currency exchange contracts to manage interest rate and foreign currency exposures. (See the Management's Discussion and Analysis--Derivative Financial Instruments for further discussion.) In assessing the fair value of financial instruments at December 31, 1997 and 1996, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  The carrying amounts of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 1997 and 1996. The estimated fair value of the Company's remaining financial instruments at December 31 are summarized as follows:

                                           1997                  1996
                                    --------------------  --------------------
                                    CARRYING     FAIR     CARRYING     FAIR
                                     AMOUNT      VALUE     AMOUNT      VALUE
                                    ---------  ---------  ---------  ---------
(Liabilities)/Assets:
  Long-term debt, including current
   portion (including foreign
   exchange contracts)............. $(2,518.6) $(2,665.6) $(2,897.2) $(2,994.9)
  Other liabilities:
    Interest rate contracts........      (7.1)     (18.4)     (10.3)       (.4)
    Foreign exchange contracts.....      10.3        9.0        4.0        4.8
Equity:
  Foreign exchange contracts (to
   hedge investment in
   subsidiaries)...................       1.4        6.6        1.7        1.4

  As of December 31, 1997 and 1996, the Company had interest rate agreements outstanding with an aggregate notional amount of $929.8 and $1,210.9, respectively, with maturities through 2011.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)
  As of December 31, 1997 and 1996, the Company had approximately $657.2 and $676.9, respectively, of out-standing foreign exchange contracts. At December 31, 1997, approximately 8% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 36% hedged intercompany loans and 56% hedged third-party debt and other firm commitments.

  The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1997 was not significant.

13. RESTRUCTURED OPERATIONS

  In September 1995, the Company announced a major worldwide restructuring of its manufacturing and administrative operations, primarily in North America and Europe, designed to further enhance profitable growth over the next several years by generating significant efficiencies and improving competitiveness. The worldwide restructuring program resulted in a 1995 pretax charge of $460.5 ($369.2 net of tax) or $1.27 per share for the year. The charge includes employee termination costs, expenses associated with the realignment of the Company's global manufacturing operations as well as settlement of contractual obligations. As a result of this rationalization, 20 of the 112 factories worldwide have been closed or reconfigured as of December 1997. The restructuring will be substantially completed during 1998 in facilities around the world.

  A summary of the restructuring reserve established is as follows:

                                               BALANCE AT             BALANCE AT
                         ORIGINAL UTILIZED IN DECEMBER 31, UTILIZED  DECEMBER 31,
                         RESERVE  1995 & 1996     1996     IN 1997       1997
                         -------- ----------- ------------ --------  ------------
Workforce...............  $210.0    $ (97.6)     $112.4    $ (45.0)     $67.4
Manufacturing plants....   204.1     (125.8)       78.3      (48.0)      30.3
Settlement of
 contractual
 obligations............    46.4      (33.9)       12.5      (11.0)       1.5
                          ------    -------      ------    -------      -----
                          $460.5    $(257.3)     $203.2    $(104.0)     $99.2
                          ======    =======      ======    =======      =====

  Of the restructuring reserve remaining as of December 31, 1997 and 1996, $79.0 and $115.2, respectively, is classified as a current liability, $0 and $38.0, respectively, as a noncurrent liability, and $20.2 and $50.0, respectively, as a reduction of fixed assets.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST    SECOND   THIRD    FOURTH
                                            QUARTER  QUARTER  QUARTER  QUARTER
                                            -------- -------- -------- --------
1997
Net sales.................................. $2,147.1 $2,300.9 $2,297.2 $2,311.5
Gross profit...............................  1,080.6  1,168.1  1,166.7  1,179.8
Net income.................................    169.6    175.8    188.6    206.4
Earnings per common share:
  Basic....................................      .56      .58      .62      .68
  Diluted..................................      .52      .54      .58      .63
1996
Net sales.................................. $2,053.7 $2,167.3 $2,230.6 $2,297.4
Gross profit...............................  1,003.3  1,061.0  1,094.8  1,138.8
Net income.................................    143.5    148.9    160.9    181.7
Earnings per common share:
  Basic....................................      .47      .49      .53      .60
  Diluted..................................      .44      .46      .50      .56

15. MARKET AND DIVIDEND INFORMATION

  The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the amount of dividends paid per share has increased for 35 consecutive years.

MARKET PRICE

                               COMMON STOCK            $4.25 PREFERRED STOCK
                        --------------------------- ---------------------------
QUARTER ENDED               1997          1996          1997          1996
-------------           ------------- ------------- ------------- -------------
                         HIGH   LOW    HIGH   LOW    HIGH   LOW    HIGH   LOW
                        ------ ------ ------ ------ ------ ------ ------ ------
March 31............... $56.88 $45.44 $41.50 $34.44 $72.50 $67.00 $73.00 $69.00
June 30................  66.50  49.75  42.82  37.69  73.00  70.50  71.50  67.50
September 30...........  77.13  61.81  44.38  39.07  74.50  68.94  69.00  64.50
December 31............  74.50  62.25  47.75  43.00  78.00  69.50  72.00  65.50
Closing Price..........    $73.50        $46.13        $76.50        $70.00

DIVIDENDS PAID PER SHARE

QUARTER ENDED                  1997          1996           1997          1996
-------------                  -----        -----          -------      -------
March 31...................... $.235        $.235          $1.0625      $1.0625
June 30.......................  .275         .235           1.0625       1.0625
September 30..................  .275         .235           1.0625       1.0625
December 31...................  .275         .235           1.0625       1.0625
                               -----        -----          -------      -------
Total......................... $1.06        $ .94          $  4.25      $  4.25
                               =====        =====          =======      =======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


16. EARNINGS PER SHARE

                         FOR THE YEAR ENDED 1997  FOR THE YEAR ENDED 1996  FOR THE YEAR ENDED 1995
                         ------------------------ ------------------------ ------------------------
                         INCOME  SHARES PER SHARE INCOME  SHARES PER SHARE INCOME  SHARES PER SHARE
                         ------  ------ --------- ------  ------ --------- ------  ------ ---------
Net income.............. $740.4                   $635.0                   $172.0
Preferred dividends.....  (21.1)                   (21.4)                   (21.6)
                         ------                   ------                   ------
BASIC EPS...............  719.3  295.3    $2.44    613.6  293.3    $2.09    150.4  290.4    $.52
Stock options...........           6.9                      5.1                      5.1
ESOP conversion.........   17.9   22.9              16.1   23.3              -- *   -- *
                         ------  -----            ------  -----            ------  -----
DILUTED EPS............. $737.2  325.1    $2.27   $629.7  321.7    $1.96   $150.4  295.5    $.51
                         ======  =====            ======  =====            ======  =====

--------
* The calculation of diluted earnings per share excludes the effect of antidilutive securities for 1995.

17. COMMITMENTS AND CONTINGENCIES

  Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $65.2 in 1998, $56.4 in 1999, $53.3 in 2000, $46.4 in 2001, $43.9 in 2002 and $164.1 thereafter. Rental expense amounted to $94.4 in 1997, $93.3 in 1996 and $91.8 in 1995. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

  The Company has various contractual commitments to purchase raw materials, products and services totaling $152.2 that expire through 1999.

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

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

        COLUMN A           COLUMN B      COLUMN C         COLUMN D     COLUMN E
        --------          ---------- ----------------    ----------  -------------
                                        ADDITIONS
                                     ----------------
                          BALANCE AT CHARGED TO
                          BEGINNING  COSTS AND                        BALANCE AT
      DESCRIPTION         OF PERIOD   EXPENSES  OTHER    DEDUCTIONS  END OF PERIOD
      -----------         ---------- ---------- -----    ----------  -------------
Allowance for doubtful
 accounts...............    $ 33.8     $14.0    $ --       $12.0(1)     $ 35.8
                            ======     =====    =====      =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $387.0     $88.0    $ --       $ --         $475.0
                            ======     =====    =====      =====        ======
Valuation allowance for
 deferred tax assets....    $114.9     $  .6    $30.8(2)   $22.0(2)     $124.3
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

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

         COLUMN A           COLUMN B      COLUMN C      COLUMN D    COLUMN E
         --------          ---------- ---------------- ---------- -------------
                                         ADDITIONS
                                      ----------------
                           BALANCE AT CHARGED TO
                           BEGINNING  COSTS AND                    BALANCE AT
       DESCRIPTION         OF PERIOD   EXPENSES  OTHER DEDUCTIONS END OF PERIOD
       -----------         ---------- ---------- ----- ---------- -------------
Allowance for doubtful
 accounts.................   $ 31.9     $11.8    $--      $9.9(1)    $ 33.8
                             ======     =====    ====     ====       ======
Accumulated amortization
 of goodwill and other
 intangibles..............   $295.3     $91.7    $--      $--        $387.0
                             ======     =====    ====     ====       ======
Valuation allowance for
 deferred tax assets......   $118.2     $ --     $--      $3.3(2)    $114.9
                             ======     =====    ====     ====       ======

--------
NOTES:
(1) Uncollectible accounts written off and cash discounts allowed.

(2) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely than not will not be utilized in the future.

                           COLGATE-PALMOLIVE COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

        COLUMN A           COLUMN B      COLUMN C          COLUMN D     COLUMN E
        --------          ---------- -----------------    ----------  -------------
                                        ADDITIONS
                                     -----------------
                          BALANCE AT CHARGED TO
                          BEGINNING  COSTS AND                         BALANCE AT
      DESCRIPTION         OF PERIOD   EXPENSES   OTHER    DEDUCTIONS  END OF PERIOD
      -----------         ---------- ----------  -----    ----------  -------------
Allowance for doubtful
 accounts...............    $ 23.1     $12.5     $ 4.4(4)   $ 8.1(1)     $ 31.9
                            ======     =====     =====      =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $207.6     $87.7     $ --       $ --         $295.3
                            ======     =====     =====      =====        ======
Valuation allowance for
 deferred tax assets....    $ 32.4     $69.9(3)  $24.4(2)   $ 8.5(2)     $118.2
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

(4) Other adjustments.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors and Shareholders of Colgate-Palmolive Company:

  We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, changes in capital accounts and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                          /S/ ARTHUR ANDERSEN LLP

New York, New York
February 2, 1998

                           COLGATE-PALMOLIVE COMPANY

                        HISTORICAL FINANCIAL SUMMARY(1)
                (Dollars in Millions Except Per Share Amounts)

                           1997     1996     1995        1994        1993        1992     1991        1990     1989     1988
                         -------- -------- --------    --------    --------    -------- --------    -------- -------- --------
CONTINUING OPERATIONS
Net sales..............  $9,056.7 $8,749.0 $8,358.2(2) $7,587.9    $7,141.3    $7,007.2 $6,060.3    $5,691.3 $5,038.8 $4,734.3
Results of operations:
 Net income............     740.4    635.0    172.0(2)    580.2(3)    189.9(4)    477.0    124.9(5)    321.0    280.0    152.7(6)
 Per share, basic......      2.44     2.09      .52(2)     1.91(3)      .54(4)     1.46      .38(5)     1.14      .99      .56(6)
 Per share, diluted....      2.27     1.96      .51(2)     1.78(3)      .53(4)     1.37      .38(5)     1.06      .95      .55(6)
Depreciation and
 amortization expense..     319.9    316.3    300.3       235.1       209.6       192.5    146.2       126.2     97.0     82.0
FINANCIAL POSITION
Current ratio..........       1.1      1.2      1.3         1.4         1.5         1.5      1.5         1.4      1.9      1.7
Property, plant and
 equipment, net........   2,441.0  2,428.9  2,155.2     1,988.1     1,766.3     1,596.8  1,394.9     1,362.4  1,105.4  1,021.6
Capital expenditures...     478.5    459.0    431.8       400.8       364.3       318.5    260.7       296.8    210.0    238.7
Total assets...........   7,538.7  7,901.5  7,642.3     6,142.4     5,761.2     5,434.1  4,510.6     4,157.9  3,536.5  3,217.6
Long-term debt.........   2,340.3  2,786.8  2,992.0     1,751.5     1,532.4       946.5    850.8     1,068.4  1,059.5    674.3
Shareholders' equity...   2,178.6  2,034.1  1,679.8     1,822.9     1,875.0     2,619.8  1,866.3     1,363.6  1,123.2  1,150.6
SHARE AND OTHER
Book value per common
 share.................      7.30     6.84     5.67        6.23        6.20        8.10     6.27        5.06     4.20     4.12
Cash dividends declared
 and paid per common
 share.................      1.06      .94      .88         .77         .67         .58      .51         .45      .39      .37(7)
Closing price..........     73.50    46.13    35.13       31.69       31.19       27.88    24.44       18.44    15.88    11.75
Number of common shares
 outstanding (in
 millions).............     295.4    294.3    291.7       288.8       298.5       320.5    294.7       266.4    264.4    276.3
Number of shareholders
 of record:
 $4.25 Preferred.......       320      350      380         400         450         470      460         500      500      550
 Common................    46,800   45,500   46,600      44,100      40,300      36,800   34,100      32,000   32,400   33,200
Average number of
 employees.............    37,800   37,900   38,400      32,800      28,000      28,800   24,900      24,800   24,100   24,700

-------
(1) All share and per share amounts have been restated to reflect both the 1997 and the 1991 two-for-one stock splits.
(2) Income in 1995 includes a net provision for restructured operations of $369.2. (Excluding the charge, earnings per share would have been $1.79, basic and $1.67, diluted.)
(3) Income in 1994 includes a one-time charge of $5.2 for the sale of a non-core business, Princess House.
(4) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2. (Excluding this charge, earnings per share would have been $1.69, basic and $1.58, diluted.)
(5) Income in 1991 includes a net provision for restructured operations of $243.0. (Excluding this charge, earnings per share would have been $1.28, basic and $1.20, diluted.)
(6) Income in 1988 includes Hill's service agreement renegotiation net charge of $42.0. (Excluding this charge, earnings per share would have been $.71, basic and $.70, diluted.)
(7) Due to timing differences, 1988 includes three dividend declarations totaling $.28 per share and four payments totaling $.37 per share while all other years include four dividend declarations.

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                           COMMISSION FILE NO. 1-644

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  3-A        Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-K dated
             October 17, 1991, File No. 1-644-2.)
  3-B        By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to Amendment No. 1 to its Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1994, File No. 1-644-2.)
  4-A        Rights agreement dated as of October 13, 1988 between registrant and Morgan Shareholder Services Trust Company. (Registrant hereby incorporates by reference Exhibit I to its Form 8-A dated
             October 21, 1988, File No. 1-644-2.)
  4-B(a)     Other instruments defining the rights of security holders, including indentures.*
     (b)     Colgate-Palmolive Company Employee Stock Ownership Trust Note
             Agreement dated as of June 1, 1989. (Registrant hereby
             incorporates by reference Exhibit 4-B (b) to its Annual Report on
             Form 10-K for the year ended December 31, 1989, File No. 1-644-2.)
 10-A        Colgate-Palmolive Company 1977 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-A to its
             Annual Report on Form 10-K for the year ended December 31, 1986,
             File No. 1-644-2.)
 10-B(a)     Colgate-Palmolive Company Executive Incentive Compensation Plan,
             as amended.
     (b)     Colgate-Palmolive, as amended Company Executive Incentive
             Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-B(b) to its Annual Report on Form 10-K for
             the year ended December 31, 1987, File No. 1-644-2.)
 10-C(a)     Colgate-Palmolive Company Supplemental Salaried Employees
             Retirement Plan. (Registrant hereby incorporates by reference
             Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)
     (b)     Colgate-Palmolive Company Supplemental Spouse's Benefit Trust.
             (Registrant hereby incorporates by references by reference Exhibit
             10-C (b) to its Annual Report on Form 10-K for the year ended
             December 31, 1987, File No. 1-644-2.)
 10-D(a)     Lease dated August 15, 1978 between Harold Uris, d/b/a Uris
             Holding Company, and Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 2(b) to its Annual Report on
             Form 10-K for the year ended December 31, 1978, File No. 1-644-2.)
     (b)     First Supplemental Amendment dated as of January 1, 1989, between
             The Bank of New York as trustee under the will of Harold D. Uris, deceased, d/b/a Uris Holding Company, and Colgate-Palmolive
             Company. (Registrant hereby incorporates by reference Exhibit 10-D
             (b) to its Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1995, File No. 1-644.)
     (c)     Second Supplemental Agreement dated as of March 15, 1995, between
             The Bank of New York as trustee under the will of Harold D. Uris, deceased, and Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 10-D (c) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-644.)

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
     (d)     Third Supplemental Agreement dated as of June 13, 1996, between
             300 Park Avenue, LLC (as successor in interest to The Bank of New
             York, as Trustee under the Will of Harold D. Uris, deceased) and
             Colgate-Palmolive Company.
 10-E(a)     Colgate-Palmolive Company Executive Severance Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-E(a) to its Annual Report on Form 10-K for the year ended December 31,
             1995, File No. 1-644.)
     (b)     Colgate-Palmolive Company Executive Severance Plan Trust.
             (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31,
             1987, File No. 1-644-2.)
 10-F        Colgate-Palmolive Company Pension Plan for Outside Directors, as
             amended and restated.
 10-G        Colgate-Palmolive Company Stock Plan for Non-Employee Directors,
             as amended.
 10-H        Colgate-Palmolive Company Restated and Amended Deferred
             Compensation Plan for Non-Employee Directors, as amended.
 10-I        Career Achievement Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the
             year ended December 31, 1986, File No. 1-644-2.)
 10-J        Colgate-Palmolive Company 1987 Stock Option Plan, as amended.
 10-K(a)     Stock incentive agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated January
             13, 1993, pursuant to the Colgate-Palmolive Company 1987 Stock
             Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the
             year ended December 31, 1993, File No. 1-644-2.)
     (b)     Stock incentive agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated November
             7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock
             Option Plan.
 10-L        Colgate-Palmolive Company Non-Employee Director Stock Option Plan,
             as amended.
 10-M        U.S. $800,000,000 Five Year Credit Agreement dated as of May 30,
             1997. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997, File No. 1-644.)
 10-N        Colgate-Palmolive Company 1996 Stock Option Plan, as amended.
 10-O        Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant
             hereby incorporates by reference Appendix A to its 1997 Notice of
             Meeting and Proxy.)
 11          Statement re Computation of Earnings Per Common Share.
 12          Statement re Computation of Ratio of Earnings to Fixed Charges.
 21          Subsidiaries of the Registrant.
 23          Consent of Independent Public Accountants.
 24          Powers of Attorney.
 27          Financial Data Schedule.

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