Form 10-Q
period 1998-03-31
COLGATE PALMOLIVE CO
filed 1998-05-13
CIK 21665

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998.

                                       0R

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.


                          Commission File Number 1-644


                            COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)



           DELAWARE                                     13-1815595
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



300 PARK AVENUE, NEW YORK, NEW YORK                                     10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (212) 310-2000
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)



                                   NO CHANGES
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report).



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /X/     No  / /

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

     Class                        Shares Outstanding                  Date
-----------------------           ------------------                --------
Common, $1.00 par value              296,114,213                 April 30, 1998

PART I.       FINANCIAL INFORMATION

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                      1998                1997
                                                    --------            --------
Net sales ......................................    $2,159.5            $2,147.1
Cost of sales ..................................     1,036.0             1,066.5
                                                    --------            --------
Gross profit ...................................     1,123.5             1,080.6
                                                    --------            --------

Selling, general and administrative expenses ...       781.1               774.1
Interest expense ...............................        50.3                57.6
Interest income ................................         7.1                11.9
                                                    --------            --------
                                                       824.3               819.8
                                                    --------            --------

Income before income taxes .....................       299.2               260.8
Provision for income taxes .....................       103.2                91.2
                                                    --------            --------

Net income .....................................    $  196.0            $  169.6
                                                    --------            --------
                                                    --------            --------

Earnings per common share:

    Basic: .....................................     $   .65             $   .56
                                                    --------            --------
                                                    --------            --------

    Diluted: ...................................     $   .60             $   .52
                                                    --------            --------
                                                    --------            --------

Dividends declared per common share*: ..........     $   .55             $   .51
                                                    --------            --------
                                                    --------            --------

* Includes two dividend declarations in both periods.
See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)


                                     ASSETS

                                                                       March 31,          December 31,
                                                                         1998                  1997
                                                                      ----------          ------------
Current Assets:
   Cash and cash equivalents .....................................    $   176.2              $   183.1
   Marketable securities .........................................         49.4                   22.2
   Receivables (less allowance of $38.3 and $35.8) ...............      1,085.7                1,037.4
   Inventories ...................................................        748.1                  728.4
   Other current assets ..........................................        230.2                  225.4
                                                                      ---------              ---------
                                                                        2,289.6                2,196.5
                                                                      ---------              ---------

Property, Plant and Equipment:
   Cost ..........................................................      3,849.0                3,798.3
   Less:  Accumulated depreciation ...............................      1,396.5                1,357.3
                                                                      ---------              ---------
                                                                        2,452.5                2,441.0
                                                                      ---------              ---------

Goodwill and other intangible assets (net of
  accumulated amortization of $495.8 and $475.0) .................      2,561.8                2,585.3
Other assets .....................................................        320.0                  315.9
                                                                      ---------              ---------
                                                                      $ 7,623.9              $ 7,538.7
                                                                      ---------              ---------
                                                                      ---------              ---------

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                     March 31,         December 31,
                                                                        1998               1997
                                                                     ----------       ------------
Current Liabilities:
    Notes and loans payable ....................................    $  173.0           $    158.4
    Current portion of long-term debt ..........................       152.4                178.3
    Accounts payable ...........................................       692.3                716.9
    Accrued income taxes .......................................       126.6                 67.0
    Other accruals .............................................       860.0                838.9
                                                                    --------           ----------
                                                                     2,004.3              1,959.5
                                                                    --------           ----------

Long-term debt .................................................     2,440.5              2,340.3
Deferred income taxes ..........................................       279.7                284.5
Other liabilities ..............................................       778.4                775.8

Shareholders' Equity:
    Preferred stock ............................................       382.3                385.3
    Common stock ...............................................       366.4                366.4
    Additional paid-in capital .................................     1,057.4              1,027.4
    Retained earnings ..........................................     3,168.8              3,138.0
    Cumulative foreign currency translation adjustments ........      (689.8)              (693.7)
                                                                    ---------          ----------
                                                                     4,285.1              4,223.4

    Unearned compensation ......................................      (360.8)              (364.5)
    Treasury stock, at cost ....................................    (1,803.3)            (1,680.3)
                                                                    ---------          ----------
                                                                     2,121.0              2,178.6
                                                                    --------           ----------
                                                                    $7,623.9           $  7,538.7
                                                                    --------           ----------
                                                                    --------           ----------


        See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                       AND
                        CUMULATIVE TRANSLATION ADJUSTMENT

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                   Three Months Ended                       Three Months Ended
                                                     March 31, 1998                           March 31, 1997
                                          -------------------------------------     -------------------------------------
                                                        Cumulative                                 Cumulative
                                           Retained     Translation                   Retained     Translation
                                           Earnings     Adjustment      Total         Earnings     Adjustment      Total
                                          ---------     -----------  ----------     ----------     -----------  ---------
Beginning Balance .....................   $ 3,138.0      $ (693.7)    $ 2,444.3      $ 2,731.0      $ (534.7)   $ 2,196.3

Net Income                                    196.0                       196.0          169.6                      169.6
Effect of Balance Sheet Translation ...                       3.9           3.9                        (16.2)       (16.2)
                                                                      ---------                                 ---------
Total Comprehensive Income ............                                   199.9                                     153.4
Dividends Declared ....................      (165.2)                     (165.2)        (151.0)                    (151.0)
                                          ---------      --------     ---------      ---------      --------    ---------

Ending Balance ........................   $ 3,168.8      $ (689.8)    $ 2,479.0      $ 2,749.6      $ (550.9)   $ 2,198.7
                                          ---------      --------     ---------      ---------      --------    ---------
                                          ---------      --------     ---------      ---------      --------    ---------

             See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Millions)
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                   1998                  1997
                                                                                 --------              --------
Operating Activities:

Net cash provided by operating activities ................................       $ 202.9               $ 155.0
                                                                                 --------              --------

Investing Activities:

Capital expenditures .....................................................         (77.5)                (89.0)
Payments for acquisitions, net of cash acquired ..........................           (.1)                (10.3)
Sale of non-core product lines ...........................................            -                   20.7
(Investment in)/proceeds from sale of marketable securities
    and other investments, net ...........................................         (23.4)                 12.2
Other, net ...............................................................           (.9)                 (5.7)
                                                                                 --------              --------

    Net cash used for investing activities ...............................        (101.9)                (72.1)
                                                                                 --------              --------

Financing Activities:

Principal payments on debt ...............................................         (59.2)               (104.1)
Proceeds from issuance of debt, net ......................................         126.3                  39.4
Dividends paid ...........................................................         (83.8)                (69.7)
Purchase of common stock .................................................         (83.7)                (44.7)
Other, net ...............................................................          (7.2)                 18.0
                                                                                 --------              --------
Net cash used for financing activities ...................................        (107.6)               (161.1)
                                                                                 --------              --------

Effect of exchange rate changes on cash and cash equivalents .............           (.3)                 (2.7)
                                                                                 --------              --------
Net decrease in cash and cash equivalents ................................          (6.9)                (80.9)
Cash and cash equivalents at beginning of period .........................         183.1                 248.2
                                                                                 --------              --------
Cash and cash equivalents at end of period ...............................        $176.2                $167.3
                                                                                 --------              --------
                                                                                 --------              --------


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars and Shares in Millions Except Per Share Amounts)

                                   (Unaudited)


1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1998 and 1997 may not be representative of results to be expected for a full year.

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

3. Inventories by major classes were as follows:


                                                              March 31,           December 31,
                                                                1998                  1997
                                                            ------------          ------------
     Raw materials and supplies                               $ 259.8                $ 261.0
     Work-in-process                                             33.3                   33.5
     Finished goods                                             455.0                  433.9
                                                            ------------          ------------
                                                              $ 748.1                $ 728.4
                                                            ------------          ------------
                                                            ------------          ------------


4. On March 6, 1997, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders received one additional share of common stock for each share they held as of April 25, 1997. Par value remained $1 per share. Accordingly, all share and per share amounts contained in the Condensed Consolidated Financial Statements and Exhibits have been restated to give effect to the stock split.

5.    Earnings Per Share:

                                        For the Three Months Ended 1998              For the Three Months Ended 1997
                                       --------------------------------              -------------------------------
                                                                Per                                            Per
                                        Income     Shares       Share                 Income     Shares       Share
                                       --------   --------     --------              --------   --------     -------

Net income .........................    $196.0                                         $169.6
Preferred dividends ................      (5.3)                                          (5.4)
                                       --------                                      --------

   Basic EPS .......................     190.7     295.6        $.65                    164.2     294.6        $.56
                                                               -------                                       -------
                                                               -------                                       -------

Stock options ......................                 7.3                                            6.1
ESOP conversion ....................       4.7      22.8                                  4.7      23.3
                                       --------   --------                            --------   --------

   Diluted EPS .....................    $195.4     325.7        $.60                   $168.9     324.0        $.52
                                       --------   --------     --------              --------   --------     -------
                                       --------   --------     --------              --------   --------     -------


                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars and Shares in Millions Except Per Share Amounts)

                                   (Unaudited)



6.   In 1997, the Financial Accounting Standards Board (FASB) issued
     Statement No. 130, "Reporting Comprehensive Income." The Company adopted this statement as of January 1, 1998 and, accordingly, disclosures were expanded to include the Condensed Consolidated Statement of Retained Earnings and Cumulative Translation Adjustment. There was no impact on the Company's financial position, results of operations or cash flows.

7. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1997 for a complete set of financial notes including the Company's significant accounting policies.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)


Results of Operations

Worldwide sales reached $2,159.5 in the first quarter of 1998, a 1% increase over the 1997 first quarter, reflecting overall unit volume increases of 6%, substantially offset by the decline in foreign currencies. Sales would have grown 9%, excluding the negative effect of foreign exchange declines.

First quarter sales in the Oral, Personal and Household Care segment were $1,928.5, up less than 1% from 1997 on volume growth of 7%.

Colgate-North America sales reached $486.1 in the first quarter of 1998. Sales excluding divested businesses, grew 6% on volume gains of 5%. Contributing to the growth were new product introductions, such as Softsoap antibacterial hand gel, Lady Speed Stick gel, and the continued strength from the 1997 introductions of Colgate Total and Palmolive for pots & pans.

Colgate-Europe sales were virtually unchanged from a year ago at $492.4 for the first quarter of 1998. Volume increased 8% with strong gains in France, Italy, United Kingdom and Greece, primarily as a result of new product launches. The volume increase, which occurred across all of Europe, was offset by the impact of translating weaker European currencies.

Colgate-Latin America sales increased 8% to $578.0 on volume gains of 9%. All key markets in the region contributed to volume growth. In addition, smaller areas in the region such as Dominican Republic, Ecuador and Central America gained double-digit growth.

Colgate-Asia/Africa first quarter sales from continuing businesses decreased 10% to $372.0. This decline was due to economic difficulties in the ASEAN countries, partially mitigated by price increases. Contributing to this region's 3% volume growth were strong gains in China, Hong Kong and Australia offset by Malaysia and the Philippines volume decreases, due to weakening economic conditions.

Sales in the Pet Nutrition segment increased 2% to $230.0 on volume gains of 4%. Hill's-International benefited from new products and increased advertising in Japan, as well as expanded selling activities in key European markets.

Worldwide gross profit margin for the first quarter of 1998 increased to 52.0% from 50.3%, benefiting from continued streamlining of manufacturing, global sourcing and other cost reduction programs.

Selling, general and administrative expenses in the first quarter of 1998 increased slightly as a percentage of sales to 36.2% from 36.1%. The higher levels of expense included increased advertising partially offset by lower administrative expenses.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)


Earnings before interest and taxes (EBIT) increased 11.7% to $342.4, and reached a level of 15.9% of sales.

Interest expense, net of interest income decreased to $43.2 in the 1998 first quarter as compared with $45.7 in 1997 primarily as a result of strong operating cash flow which helped to lower debt levels.

The effective tax rate for the quarter was 34.5% in 1998 and 35.0% in the first quarter 1997 and 32.8% for the full year 1997. The rate in 1998 reflects continued benefits from the Company's tax planning strategies.

First quarter 1998 net income increased 16% to $196.0 or $.65 per share compared with $169.6 or $.56 per share in the prior year.

Liquidity and Capital Resources

Net cash provided by operations increased 31% to $202.9 in the 1998 first quarter compared with $155.0 in the 1997 first quarter. The improvement was generated by the increase in operating profit and working capital management. At March 31, 1998, $676.1 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 1997 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                            COLGATE-PALMOLIVE COMPANY

 PART II.      OTHER INFORMATION


 Item 1.       Legal Proceedings

               For information regarding legal matters refer to Note 17 to the consolidated financial statements on page 35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 Item 6.       Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    Exhibit 10-M(b)    Amendment dated as of April 1, 1998,
                                       to the Five Year Credit Agreement dated
                                       as of May 30, 1997.

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




                                        COLGATE-PALMOLIVE COMPANY
                                        ----------------------------
                                               (Registrant)

                                        Principal Financial Officer:


May 13, 1998                            /s/   Stephen C. Patrick
                                        ----------------------------
                                              Stephen C. Patrick
                                           Chief Financial Officer




                                        Principal Accounting Officer:


May 13, 1998                            /s/   Dennis J. Hickey
                                        ----------------------------
                                              Dennis J. Hickey
                                             Vice President and
                                            Corporate Controller