Form 10-Q
period 1998-06-30
COLGATE PALMOLIVE CO
filed 1998-08-12
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.

                                       0R

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________ .

Commission File Number 1-644
                       -----

                            COLGATE-PALMOLIVE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                            13-1815595
----------------------------------      ----------------------------------------

   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

     300 PARK AVENUE, NEW YORK, NEW YORK                   10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

       Class                  Shares Outstanding              Date
------------------------    -----------------------      ----------------

Common, $1.00 par value       295,701,719                July 31, 1998



Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.  FINANCIAL INFORMATION

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


-----------------------------------------------------------------------------------------
                                          Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                               --------                   --------
                                           1998        1997          1998         1997
                                           ----        ----          ----         ----
Net sales                              $   2,256.5  $   2,300.9  $   4,416.0  $   4,448.0
Cost of sales                              1,083.9      1,132.8      2,119.9      2,199.3
                                         ---------    ---------    ---------    ---------
Gross profit                               1,172.6      1,168.1      2,296.1      2,248.7
                                         ---------    ---------    ---------    ---------
Selling, general and administrative
   expenses                                  824.7        854.6      1,605.8      1,628.7
Interest expense                              51.0         58.7        101.3        116.3
Interest income                               (6.9)       (11.7)       (14.0)       (23.6)
                                         ---------    ---------    ---------    ---------
Income before income taxes                   303.8        266.5        603.0        527.3
Provision for income taxes                   100.3         90.7        203.5        181.9
                                         ---------    ---------    ---------    ---------
Net income                             $     203.5  $     175.8  $     399.5  $     345.4
                                         =========    =========    =========    =========
Earnings per common share:
   Basic                               $       .67  $       .58  $      1.32  $      1.14
                                         =========    =========    =========    =========
   Diluted                             $       .62  $       .54  $      1.22  $      1.06
                                         =========    =========    =========    =========

Dividends declared per common share*   $    --      $    --      $       .55  $       .51
                                         =========    =========    =========    =========



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

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)


--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                               June 30,     December 31,
                                                 1998          1997
                                                -----         ------

Current Assets:
  Cash and cash equivalents                  $    176.1    $    183.1
  Marketable securities                            27.5          22.2
  Receivables (net of allowances of
         $36.9 and $35.8)                       1,134.9       1,037.4
  Inventories                                     716.4         728.4
  Other current assets                            253.0         225.4
                                              ---------     ---------
                                                2,307.9       2,196.5
                                              ---------     ---------
Property, plant and equipment, at cost:         3,895.2       3,798.4
  Less:  Accumulated depreciation               1,441.7       1,357.4
                                              ---------     ---------
                                                2,453.5       2,441.0
                                              ---------     ---------
Goodwill and other intangible assets
  (net of accumulated amortization
  of $516.5 and $475.0)                         2,540.2       2,585.3
Other assets                                      319.3         315.9
                                              ---------     ---------
                                              $ 7,620.9     $ 7,538.7
                                              ---------     ---------
                                              ---------     ---------




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30,        December 31,
                                                  1998              1997
                                                --------        ------------
Current Liabilities:
  Notes and loans payable                    $    143.8        $    158.4
  Current portion of long-term debt                89.5             178.3
  Accounts payable                                693.4             716.9
  Accrued income taxes                            133.8              67.0
  Other accruals                                  810.6             838.9
                                             ----------        ----------
                                                1,871.1           1,959.5
                                             ----------        ----------
Long-term debt                                  2,490.0           2,340.3
Deferred income taxes                             280.0             284.5
Other liabilities                                 762.9             775.8

Shareholders' equity:
  Preferred stock                                 379.5             385.3
  Common stock                                    366.4             366.4
  Additional paid-in capital                    1,088.8           1,027.4
  Retained earnings                             3,362.9           3,138.0
  Cumulative foreign currency
     translation adjustments                     (712.2)           (693.7)
                                             ----------        ----------
                                                4,485.4           4,223.4

  Unearned compensation                          (360.1)           (364.5)
  Treasury stock, at cost                      (1,908.4)         (1,680.3)
                                             ----------        ----------
                                                2,216.9           2,178.6
                                             ----------        ----------
                                             $  7,620.9        $  7,538.7
                                             ----------        ----------
                                             ----------        ----------



See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

             CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             ------------------------------------------------------
                                       AND
                                       ---
                        CUMULATIVE TRANSLATION ADJUSTMENT
                        ---------------------------------
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                       Three Months Ended
                                                       June 30, 1998                             June 30, 1997
                                         ---------------------------------------     -------------------------------------
                                                         Cumulative                                Cumulative
                                            Retained     Translation                 Retained      Translation
                                            Earnings     Adjustment       Total      Earnings      Adjustment        Total

Beginning balance, April 1               $    3,168.8   $    (689.8)   $ 2,479.0     $ 2,749.6     $    (550.9)   $ 2,198.7

Net income                                      203.5                      203.5         175.8                        175.8
Effect of balance sheet translation                           (22.4)       (22.4)                         (4.2)        (4.2)
                                                                        ---------                                 ----------
Total comprehensive income                                                 181.1                                      171.6
Dividends                                        (9.4)                      (9.4)         (9.5)                        (9.5)
                                         -------------  ------------    ---------    ----------    ------------   ----------
Ending balance, June 30                  $    3,362.9   $    (712.2)   $ 2,650.7     $ 2,915.9     $    (555.1)   $ 2,360.8
                                         -------------   -----------    ---------     ---------     -----------    ---------
                                         -------------   -----------    ---------     ---------     -----------    ---------






                                                          Six Months Ended                        Six Months Ended
                                                            June 30, 1998                          June 30, 1997
                                         ---------------------------------------     -------------------------------------------
                                                              Cumulative                               Cumulative
                                               Retained       Translation                 Retained     Translation
                                               Earnings       Adjustment      Total       Earnings     Adjustment        Total

Beginning balance, January 1                  $   3,138.0       (693.7)     $ 2,444.3     $ 2,731.0    $   (534.7)    $ 2,196.3

Net income                                          399.5                       399.5         345.4                       345.4
Effect of balance sheet translation                              (18.5)         (18.5)                      (20.4)        (20.4)
                                                                            ----------                                 ---------
Total comprehensive income                                                      381.0                                     325.0
Dividends                                          (174.6)                     (174.6)       (160.5)                     (160.5)
                                              -----------     ----------    ----------    ----------   -----------     ---------
Ending balance, June 30                       $   3,362.9       (712.2)     $ 2,650.7     $ 2,915.9    $   (555.1)    $ 2,360.8
                                              -----------       ------      ---------     ---------    ----------     ---------
                                              -----------       ------      ---------     ---------    ----------     ---------




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

-----------------------------------------------------------------------------------
                                                            Six Months Ended
                                                                June 30,
                                                        ---------------------------
                                                         1998               1997
                                                        ------             ------
Operating Activities:
----------------------

Net cash provided by operating activities             $    480.9       $      426.8
                                                      ----------       ------------
Investing Activities:
---------------------

Capital expenditures                                      (157.5)            (197.6)
Payments for acquisitions, net of cash
       acquired                                              (.7)             (16.9)
Sale of non-core product lines                               5.0               20.6
Purchases/Proceeds from sale of marketable
       securities and other investments, net                (6.4)              44.2
Other, net                                                  (8.9)             (12.9)
                                                      ----------       ------------
Net cash used for investing activities                    (168.5)            (162.6)
                                                      ----------       ------------
Financing Activities:
---------------------

Principal payments on debt                                (315.3)            (249.3)
Proceeds from issuance of debt, net                        346.5              159.6
Dividends paid                                            (174.6)            (160.5)
Purchase of common stock                                  (173.7)             (49.5)
Other, net                                                  (2.1)              24.8
                                                      -----------      ------------
Net cash used for financing activities                    (319.2)            (274.9)
                                                      -----------      ------------
Effect of exchange rate changes on
       cash and cash equivalents                             (.2)              (3.2)
                                                      -----------      ------------
Net decrease in cash and cash equivalents                   (7.0)             (13.9)
Cash and cash equivalents at beginning of
       period                                              183.1              248.2
                                                      ----------       ------------
Cash and cash equivalents at end of
       period                                         $    176.1       $      234.3
                                                      ----------       ------------
                                                      ----------       ------------




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

3.       Inventories by major classes were as follows:

                                          June 30,            December 31,
                                            1998                  1997
                                        ------------          ------------
         Raw material and supplies      $      260.6          $      261.0
         Work-in-process                        34.8                  33.5
         Finished goods                        421.0                 433.9
                                        ------------          ------------
                                        $      716.4          $      728.4
                                        ------------          ------------
                                        ------------          ------------

4.  Earnings Per Share:


                                                    For the Three Months Ended
                                                    --------------------------

                                           June 30, 1998                  June 30, 1997
                                           -------------                  -------------
                                                          Per                             Per
                                      Income   Shares    Share      Income      Shares   Share
                                      ------   ------    -----      ------      ------   -----
Net income                        $203.5                        $175.8
Preferred dividends                 (5.2)                         (5.2)
                                  ------                        ------
                                  ------                        ------
     Basic EPS                     198.3    296.0   $.67         170.6       295.3    $.58
                                                    ----                              ----
                                                    ----                              ----
Stock options                                 7.2                              6.7
ESOP conversion                      4.6     22.6                  4.6        23.1
                                  ------    -----   ----        ------       -----    ----
     Diluted EPS                  $202.9    325.8   $.62        $175.2       325.1    $.54
                                  ------    -----   ----        ------       -----    ----
                                  ------    -----   ----        ------       -----    ----

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

----------------------------------------------------------------------------------------------

                                                    For the Six Months Ended
                                                    ------------------------

                                           June 30, 1998                  June 30, 1997
                                           -------------                  -------------
                                                          Per                             Per
                                      Income   Shares    Share      Income      Shares   Share
                                      ------   ------    -----      ------      ------   -----
Net income                           $399.5                         $345.4
Preferred dividends                   (10.5)                         (10.6)
                                     ------                          ------
                                     ------                          ------
     BASIC EPS                        389.0       295.8     $1.32     334.8        294.9     $1.14
                                                             ----                            -----
                                                             ----                            -----
Stock options                                       7.3                              6.5
ESOP conversion                         9.2        22.6                 9.2         23.1
                                     ------       -----      ----    ------        -----     -----
     DILUTED EPS                     $398.2       325.7     $1.22    $344.0        324.5     $1.06
                                     ------       -----     -----    ------        -----     -----
                                     ------       -----     -----    ------        -----     -----


5. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement 133 is effective, prospectively, for fiscal years beginning after June 15, 1999.

         The Company is currently evaluating the effect of adopting Statement 133 on the Company's financial statements.

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

--------------------------------------------------------------------------------

Results of Operations

Worldwide sales reached $2,256.5 in the second quarter of 1998, a 2% decrease over the 1997 second quarter, reflecting a decline in foreign currencies offset by unit volume gains of 3%. Sales would have risen 5%, excluding the negative effect of foreign exchange.

Sales in the Oral, Personal and Household Care segment were $2,013.4 down 2% from 1997 on volume growth of 3%.

Colgate-Latin America sales increased 2% to $609.2 on volume gains of 7%. Mexico, Brazil, Colombia, Peru, Ecuador, and Central America led the region with strong volume gains. Successful products, such as Colgate Double Cool Stripe toothpaste, Colgate Sensation whitening toothpaste, Caprice Naturals and Botanicals hair care products, and consumption-building programs are strengthening the region's market shares.

Colgate-North America sales reached $523.6 in the second quarter of 1998. Sales excluding divested businesses, grew 9% on volume gains of 8%. Contributing to strong growth were increased advertising and the introduction of new products, such as Softsoap antibacterial hand gel, Speed Stick Ultimate odor-fighting antiperspirant, Lady Speed Stick gel, and the continued success of Colgate Total toothpaste, introduced at 1997 year-end.

Colgate-Europe second quarter sales decreased 3% to $503.4. Sales declined due to lower European currencies. Italy, Greece, Belgium and Poland contributed to Europe's volume gains of 1%, while Russian volume decreased as a result of weak economic conditions.

Colgate-Asia/Africa second quarter sales decreased 14% to $377.2, reflecting devalued local currencies and widespread economic contraction in this region. Unit volume decreased 3%, partially offset by healthy volume growth in China, Taiwan, Turkiye, and Australia.

Hill's Pet Nutrition segment experienced a 2% increase in sales on unit volume gains of 3%. Hill's-International benefited from new products, increased advertising in Japan and expanded selling activities in key European markets and the South Pacific. Hill's has experienced new product momentum particularly with Science Diet Feline Maintenance Savory Recipes, Science Diet Feline Maintenance Savory Cuts, and new Prescription Diet formulas through increased consumer awareness.

Sales in the Oral, Personal and Household Care segment for the six months ended June 30, 1998 were $3,942.0, down 1% from the comparable period in 1997 on volume growth of 5%. Within this segment, Colgate-Latin America sales increased 5% on volume growth of 8%, Colgate-North America sales excluding divested businesses increased 7% on volume growth of 6%. Colgate-Europe sales decreased 2% on volume growth of 4% and Colgate-Asia/Africa sales declined 12% as unit volume was level.

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

--------------------------------------------------------------------------------

Worldwide gross profit margin for the second quarter of 1998 increased to 52.0% from 50.8%. The Company continues to benefit from product mix, streamlining manufacturing costs, global sourcing and other cost reduction programs.

Selling, general and administrative (SG&A) expenses decreased as a percentage of sales to 36.5% in the second quarter of 1998 from 37.1% in 1997, and to 36.4% in the first half of 1998 from 36.6% in the first half of 1997. The SG&A decrease is the net result of cost reductions, increased other income, offset by increased advertising investment.

Earnings before interest and taxes (EBIT) increased 11% to $347.9 in the 1998 second quarter, and reached a level of 15.4% of sales versus 13.6% in second quarter 1997. For the first half of 1998 EBIT increased 11.3% to $690.3, a level of 15.6% of sales as compared to 12.7% in 1997.

Interest expense, net of interest income, decreased to $44.1 in the 1998 second quarter as compared with $47.0 in 1997, and to $87.4 in the first half of 1998 compared with $92.7 in 1997 primarily as a result of strong operating cash flows which helped to lower debt levels.

The effective tax rate for the second quarter 1998 was 33.0% versus 34.0% for the second quarter 1997. The effective rate for the first half of 1998 was 33.7% versus 34.5% for the same period in 1997. The rate in 1998 reflects continued benefits from the Company's tax planning strategies.

Net income for the second quarter 1998 increased 15.8% to $203.5 or $.67 per share compared with $175.8 or $.58 per share in the prior year. For the first half of 1998, net income increased 15.7% to $399.5 or $1.32 per share compared with $345.4 or $1.14 per share in the prior year.

Liquidity and Capital Resources

Net cash provided by operations increased 13% to $480.9 in the 1998 first half compared with $426.8 in the 1997 first half. The improvement was generated by the increase in operating profit and working capital management. At June 30, 1998, commercial paper outstanding was $854.7, which was classified as long-term debt due to the Company's intent and ability to refinance these obligations on a long-term basis. The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) was unchanged from December 31, 1997, at 53%.

Reference should be made to the 1997 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of stockholders was held on May 7, 1998. The matters voted on and the results of the vote were as follows:

         (a) Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company.
              The results of the vote were as follows:

                                     Votes Received     Votes Withheld
                                     --------------     --------------
              Jill K. Conway          272,109,670          1,380,337
              Ronald E. Ferguson      272,338,360          1,151,647
              Ellen M. Hancock        272,315,691          1,174,316
              David W. Johnson        272,313,515          1,176,492
              John P. Kendall         272,029,301          1,460,706
              Richard J. Kogan        272,328,580          1,161,427
              Delano E. Lewis         272,278,147          1,211,860
              Reuben Mark             272,192,903          1,297,104
              Howard B. Wentz, Jr.    272,068,956          1,421,051



         (b) The selection of Arthur Andersen LLP as auditors for the year ending December 31, 1998 was approved. The results of the vote were as follows:

              Votes For          Votes Against         Abstentions
              ---------          -------------         -----------
             271,007,273           1,646,685             836,049



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 10-E(a) Colgate-Palmolive Company Executive Severance Plan, as amended.

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







                                            COLGATE-PALMOLIVE COMPANY
                                            -------------------------
                                                   (Registrant)



                                            Principal Financial Officer:


August 12, 1998                             /s/  Stephen C. Patrick
                                            ----------------------------
                                                 Stephen C. Patrick
                                                 Chief Financial Officer



                                            Principal Accounting Officer:


August 12, 1998                             /s/   Dennis J. Hickey
                                            -----------------------------
                                                  Dennis J. Hickey
                                                  Vice President and
                                                  Corporate Controller