Form 10-Q
period 1998-09-30
COLGATE PALMOLIVE CO
filed 1998-11-13
CIK 21665

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.
                                       0R


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ---------------------

COMMISSION FILE NUMBER 1-644
                       -----

                           COLGATE-PALMOLIVE COMPANY
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                           13-1815595
-----------------------------------  -----------------------------------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

   300 PARK AVENUE, NEW YORK, NEW YORK                10022
 ---------------------------------------       --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No ________
                                        -------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                 Shares Outstanding              Date
-----------------------       ------------------              ----
Common, $1.00 par value          292,808,029            October 31, 1998

Total number of sequentially numbered pages in this filing, including exhibits thereto:

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                            Three Months Ended   Nine Months Ended
                                               September 30,        September 30,
                                           --------------------  -----------------

                                            1998        1997       1998        1997
                                         ----------  ----------  ---------  ----------

Net sales                                 $2,265.4    $2,297.2   $6,681.4    $6,745.2
Cost of sales                              1,072.8     1,130.5    3,192.7     3,329.8
                                          --------    --------   --------    --------
Gross profit                               1,192.6     1,166.7    3,488.7     3,415.4

Selling, general and administrative
   expenses                                  825.1       832.6    2,430.9     2,461.3
Interest expense                              52.5        59.9      153.8       176.2
Interest income                               (5.8)      (13.3)     (19.8)      (36.9)
                                          --------    --------   --------    --------

Income before income taxes                   320.8       287.5      923.8       814.8
Provision for income taxes                   105.9        98.9      309.4       280.8
                                          --------    --------   --------    --------

Net income                                $  214.9    $  188.6   $  614.4    $  534.0
                                          ========    ========   ========    ========

Earnings per common share:

   Basic                                  $    .71    $    .62   $   2.03    $   1.76
                                          ========    ========   ========    ========

   Diluted                                $    .66    $    .58   $   1.88    $   1.64
                                          ========    ========   ========    ========

Dividends declared per common share       $    .28    $    .28   $    .83    $    .79
                                          ========    ========   ========    ========



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------
                                    ASSETS
                                    ------

                                              September 30,     December 31,
                                                  1998              1997
                                             --------------   ---------------
Current Assets:
  Cash and cash equivalents                      $  210.0        $  183.1
  Marketable securities                              16.1            22.2
  Receivables (net of allowances of
    $39.4 and $35.8)                              1,107.0         1,037.4
  Inventories                                       775.3           728.4
  Other current assets                              224.8           225.4
                                                 --------        --------
                                                  2,333.2         2,196.5

Property, plant and equipment, at cost:           4,017.0         3,798.4
  Less:  Accumulated depreciation                 1,518.5         1,357.4
                                                 --------        --------
                                                  2,498.5         2,441.0

Goodwill and other intangible assets
  (net of accumulated amortization
  of $536.2 and $475.0)                           2,536.4         2,585.3
Other assets                                        331.2           315.9
                                                 --------        --------
                                                 $7,699.3        $7,538.7
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                            September 30,       December 31,
                                                1998               1997
                                           ---------------    ---------------

Current Liabilities:
   Notes and loans payable                   $   176.4           $   158.4
   Current portion of long-term debt             244.6               178.3
   Accounts payable                              738.4               716.9
   Accrued income taxes                          165.0                67.0
   Other accruals                                872.9               838.9
                                             ---------           ---------
                                               2,197.3             1,959.5

Long-term debt                                 2,361.5             2,340.3
Deferred income taxes                            282.7               284.5
Other liabilities                                781.2               775.8

Shareholders' equity:
   Preferred stock                               377.3               385.3
   Common stock                                  366.4               366.4
   Additional paid-in capital                  1,097.1             1,027.4
   Retained earnings                           3,495.9             3,138.0
   Cumulative foreign currency
       translation adjustments                  (704.1)             (693.7)
                                             ---------           ---------
                                               4,632.6             4,223.4

   Unearned compensation                        (356.2)             (364.5)
   Treasury stock, at cost                    (2,199.8)           (1,680.3)
                                             ---------           ---------
                                               2,076.6             2,178.6
                                             ---------           ---------
                                             $ 7,699.3           $ 7,538.7
                                             =========           =========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

            CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
             -------------------------------------------------------
                                      AND
                                      ---
                       CUMULATIVE TRANSLATION ADJUSTMENT
                       ---------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                              Three Months Ended                     Three Months Ended
                                              September 30, 1998                     September 30, 1997
                                    ------------------------------------    ------------------------------------

                                                 Cumulative                              Cumulative
                                     Retained   Translation                  Retained   Translation
                                     Earnings    Adjustment     Total        Earnings    Adjustment     Total
                                    ----------  ------------  ----------    ----------  ------------  ----------

Beginning balance, July 1            $3,362.9       $(712.2)   $2,650.7      $2,915.9       $(555.1)   $2,360.8

Net income                              214.9                     214.9         188.6                     188.6
Effect of balance sheet
 translation                                            8.1         8.1                       (63.1)      (63.1)
                                                               --------                                --------
Total comprehensive income                                        223.0                                   125.5
Dividends                               (81.9)                    (81.9)        (81.8)                    (81.8)
                                     --------       -------    --------      --------       -------    --------

Ending balance, September 30         $3,495.9       $(704.1)   $2,791.8      $3,022.7       $(618.2)   $2,404.5
                                     ========       =======    ========      ========       =======    ========


                                              Nine Months Ended                      Nine Months Ended
                                              September 30, 1998                     September 30, 1997
                                    ------------------------------------    ------------------------------------

                                                 Cumulative                              Cumulative
                                     Retained   Translation                  Retained   Translation
                                     Earnings    Adjustment     Total        Earnings    Adjustment     Total
                                    ----------  ------------  ----------    ----------  ------------  ----------

Beginning balance, January 1         $3,138.0       $(693.7)   $2,444.3      $2,731.0       $(534.7)   $2,196.3

Net income                              614.4                     614.4         534.0                     534.0
Effect of balance sheet
 translation                                          (10.4)      (10.4)                      (83.5)      (83.5)
                                                               --------                                --------
Total comprehensive income                                        604.0                                   450.5
Dividends                              (256.5)                   (256.5)       (242.3)                   (242.3)
                                     --------       -------    --------      --------       -------    --------

Ending balance, September 30         $3,495.9       $(704.1)   $2,791.8      $3,022.7       $(618.2)   $2,404.5
                                     ========       =======    ========      ========       =======    ========



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                             -----------------
                                                               September 30,
                                                       1998    -------------   1997
                                                    -----------             -----------

OPERATING ACTIVITIES:
---------------------

Net cash provided by operating activities              $ 835.5                 $ 760.7

INVESTING ACTIVITIES:
---------------------

Capital expenditures                                    (237.9)                 (320.3)
Payments for acquisitions, net of cash
  acquired                                                 (.7)                  (31.0)
Sale of non-core product lines                            58.9                    61.1
Proceeds from sale of marketable
  securities, net                                          5.4                    26.0
Other, net                                               (13.8)                    3.9
                                                       -------                 -------

Net cash used for investing activities                  (188.1)                 (260.3)


FINANCING ACTIVITIES:
---------------------

Principal payments on debt                              (372.1)                 (300.7)
Proceeds from issuance of debt, net                      452.4                   117.3
Purchase of common stock                                (423.2)                 (108.3)
Dividends paid                                          (256.5)                 (242.3)
Other, net                                               (22.8)                   16.0
                                                       -------                 -------

Net cash used for financing activities                  (622.2)                 (518.0)

Effect of exchange rate changes on
 cash and cash equivalents                                 1.7                    (3.2)
                                                       -------                 -------
Net increase/(decrease)in cash and cash
  equivalents                                             26.9                   (20.8)
Cash and cash equivalents at beginning of
  period                                                 183.1                   248.2
                                                       -------                 -------
Cash and cash equivalents at end of
  period                                               $ 210.0                 $ 227.4
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

3. Inventories by major classes were as follows:

                                       September 30,          December 31,
                                           1998                   1997
                                   ---------------------  --------------------
  Raw material and supplies                $279.3                $261.0
  Work-in-process                            33.6                  33.5
  Finished goods                            462.4                 433.9
                                           ------                ------
                                           $775.3                $728.4
                                           ======                ======


4. Earnings Per Share:

                                                          Three Months Ended
                                                          ------------------

                                               September 30, 1998                         September 30, 1997
                                               ------------------                         ------------------
                                                                      Per                                       Per
                                             Income       Shares     Share           Income       Shares       Share
                                             ------       ------     ------          ------       ------       -----
Net income                                   $214.9                                  $188.6
Preferred dividends                            (5.2)                                   (5.2)
                                             ------                                  ------

 Basic EPS                                    209.7        295.3     $  .71           183.4        295.9       $  .62
                                                                     ======                                    ======

Stock options                                                6.4                                     7.2
ESOP conversion                                 4.6         22.5                        4.6         23.0
                                             ------        -----                     ------        -----


 DILUTED EPS                                 $214.3        324.2     $  .66          $188.0        326.1       $  .58
                                             ======        =====     ======          ======        =====       ======

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)
--------------------------------------------------------------------------------


                                                Nine Months Ended
                                                -----------------

                                September 30, 1998                        September 30, 1997
                                ------------------                        ------------------
                                                         Per                                      Per
                             Income        Shares       Share         Income       Shares        Share
                             ------        ------       -----         ------       ------        -----
Net income                   $614.4                                   $534.0
Preferred dividends           (15.7)                                   (15.7)
                             ------                                   ------

 Basic EPS                    598.7        295.7       $2.03           518.3        295.3        $1.76
                                                       =====                                     =====

Stock options                                6.9                                      6.8
ESOP conversion                13.8         22.4                        13.8         23.0
                             ------        -----                      ------        -----


 DILUTED EPS                 $612.5        325.0       $1.88          $532.1        325.1        $1.64
                             ======        =====       =====          ======        =====        =====


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

6. On September 8, 1998, one of the Company's Brazilian subsidiaries, Kolynos do Brasil Ltda. ("Kolynos"), received notice of an administrative proceeding from the Central Bank of Brazil. The notice primarily takes issue with certain filings made with the Central Bank in connection with financing arrangements related to the acquisition of Kolynos in January 1995. The Central Bank seeks to impose fines prescribed by statute, and it, in no way, challenges or seeks to unwind the acquisition.

   Management believes, based on the opinion of its Brazilian legal counsel, that the filings challenged by the Central Bank fully complied with Brazilian law and that the issues raised in the notice are without merit. While the outcome of this proceeding is not currently predictable, management does not believe that it will result in a material adverse effect on the Company's financial condition or ongoing cash flows and results of operations.

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

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

Worldwide sales reached $2,265.4 in the third quarter of 1998, a 1% decrease from the 1997 third quarter, reflecting a decline in foreign currencies offset by unit volume gains of 3%. Excluding the negative effect of foreign exchange, sales would have increased 6%.

Sales in the Oral, Personal and Household Care segment were $2,019.6 down 2% from 1997 on volume growth of 2%.

Colgate-Latin America sales remained flat at $595.6 as volume increases of 7% were offset by foreign currency negatives. Mexico, Brazil, Colombia, and Central America led the region with strong volume gains. The continued marketing success of Colgate Double Cool Stripe toothpaste, Colgate Sensation whitening toothpaste, Caprice Naturals and Palmolive Botanicals hair care products and consumption-building programs all contributed to volume growth.

Colgate-North America sales reached $530.8 in the third quarter of 1998. Sales and volume, excluding divested businesses, grew 6%. Contributing to strong growth are the continued marketing success of Colgate Total toothpaste, Softsoap antibacterial hand gel, Speed Stick Ultimate odor-fighting antiperspirant, and Lady Speed Stick gel.

Colgate-Europe third quarter sales were level at $520.6. Unit volume declined 1% reflecting economic contraction in Russia. United Kingdom, Italy, Portugal, Holland and the Nordic group were among the countries delivering strong volume. Excluding Russia's volume decline, volume in Europe would have been up approximately 1%.

Colgate-Asia/Africa third quarter sales decreased 13% to $372.6, reflecting devalued local currencies and widespread economic contraction in this region. Overall unit volume, excluding divested business, decreased 2%, partially offset by healthy volume growth in China, Taiwan, Philippines, Vietnam and Australia.

Hill's Pet Nutrition segment sales increased 6% to $245.8 on unit volume gains of 7%. Hill's-International benefited from new products, increased advertising in Japan and expanded selling activities in key European markets and the South Pacific. Hill's has experienced new product momentum particularly with Science Diet Savory Recipes, Feline Savory Cuts and new Prescription Diet Canine n/d formulas through increased consumer awareness.

Sales in the Oral, Personal and Household Care segment for the nine months ended September 30, 1998 were $5,961.5, down 1% from the comparable period in 1997 on volume growth of 3%. Within this segment, Colgate-Latin America sales increased 3% on volume growth of 8%, Colgate-North America sales excluding divested businesses increased 7% on volume growth of 6%. Colgate-Europe sales decreased 1% on volume growth of 2% and Colgate-Asia/Africa sales declined 14% as unit volume decreased 2%.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Worldwide gross profit margin for the third quarter of 1998 increased to 52.6% from 50.8% as the Company continued to benefit from product mix, streamlining manufacturing costs, global sourcing and other cost reduction programs. Gross profit margin for the first nine months increased to 52.2% from 50.6%.

Selling, general and administrative (SG&A) expenses were generally level with prior periods as a percentage of sales, increasing to 36.4% in the third quarter of 1998 from 36.2% in 1997, and decreasing to 36.4% in the first nine months of 1998 from 36.5% for the comparable period in 1997.

During the quarter the Company recorded a one-time charge, primarily covering a writedown of assets in Russia, which was offset by a one-time gain of $26 million on the sale of the U.S. HandiWipes brand.

Earnings before interest and taxes (EBIT) increased 10% to $367.5 in the 1998 third quarter, and reached a level of 16.2% of sales versus 14.5% in the third quarter of 1997. For the first nine months of 1998 EBIT increased 11% to $1,057.8, a level of 15.8% of sales as compared to 14.1% in 1997.

Interest expense, net of interest income, remained level at $46.7 in the 1998 third quarter as compared with $46.6 in 1997. For the first nine months of 1998, interest expense decreased to $134.0 compared with $139.3 in 1997 primarily as a result of strong operating cash flows which helped to lower debt levels.

The effective tax rate for the third quarter of 1998 was 33% versus 34.4% for the third quarter of 1997. The effective rate for the first nine months of 1998 was 33.5% versus 34.5% for the same period in 1997. The rate in 1998 reflects continued benefits from the Company's tax planning strategies.

Net income for the third quarter of 1998 increased 14% to $214.9 or $.71 per share compared with $188.6 or $.62 per share in the prior year. For the first nine months of 1998, net income increased 15% to $614.4 or $2.03 per share compared with $534.0 or $1.76 per share in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations increased 10% to $835.5 in the first nine months of 1998 compared with $760.7 in the comparable period of 1997. The improvement was generated by the increase in operating profit and working capital management. At September 30, 1998, commercial paper outstanding was $793.9, which was classified as long-term debt due to the Company's intent and ability to refinance these obligations on a long-term basis. The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) increased to 55% as compared to December 31, 1997, at 53%.

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

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

YEAR 2000 UPDATE
----------------

The Company has developed plans to address the possible exposures related to the year 2000 on the Company's internal systems and equipment. In the critical area of internal operating systems, in 1994 the Company decided to convert its worldwide business systems to SAP which is year 2000 compliant. The Company's conversion to SAP is progressing on schedule, with conversion in operations representing 70% of the Company's global business to be complete by the first quarter of 1999. When completed, the Company's investment in SAP systems will cumulatively total approximately $430 million, half of which will be capitalized and the remainder expensed as incurred. The computer systems and embedded microprocessors and control systems in all operations are planned to be made compliant by June 30, 1999.

The Company is also in discussions with suppliers and customers to assess the potential impact on operations in the event their systems are not made compliant.

The first two phases of the year 2000 project plan -- forming teams at the corporate, division and subsidiary levels worldwide, and the inventory of systems and equipment -- were complete at July 31, 1998. The third phase, risk assessment and contingency planning, is substantially complete with respect to all internal computing systems and embedded chips and is underway with respect to critical external business partners.

The fourth phase, planned to be substantially completed by the end of the first quarter 1999, will be to accomplish systems testing, remediation, and contingency plans regarding critical systems, equipment and business partners with a high risk assessment. Contingency planning for suppliers will include backup procedures, alternative suppliers and possibly increases in inventory levels. All remaining testing and plan implementation is scheduled to be substantially completed by mid-year 1999 in the fifth phase of the project. Progress against project plan timelines is monitored through a system of internal reporting and is presented to senior management and the Audit Committee of the Board of Directors or the full Board on a frequent basis.

The Company currently estimates that the total incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000 to be approximately $30 million, of which 30% has been spent to date. These costs are charged to expense as incurred and are incremental to the above noted investment in SAP systems which were previously planned and in the process of being implemented.

The Company is taking steps to prevent major interruptions in the business related to year 2000 issues. The effect, if any, if the Company, its suppliers or the public sector are not fully year 2000 compliant is not reasonably estimable. The Company believes, however, that the successful completion of its year 2000 project will significantly reduce the risk of a major business interruption due to year 2000 failures.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

YEAR 2000 UPDATE (CONTINUED)
----------------------------

Readers are cautioned that forward-looking statements made in the Year 2000 Update are based on management's estimates, assumptions and projections. Some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements are described in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998 under the caption "Cautionary Statement on Forward-Looking Statements". These factors include, but are not limited to, the risks associated with international operations, the activities of competitors, retail trade practices, the success of new product introductions, cost pressures and manufacturing and environmental matters.

PART II.  OTHER INFORMATION
--------  -----------------


Item 1. Legal Proceedings
------- -----------------

        On September 8, 1998, one of the Company's Brazilian subsidiaries, Kolynos do Brasil Ltda. ("Kolynos"), received notice of an administrative proceeding from the Central Bank of Brazil, citing Articles 1,3,9,23 and 58 of Law No. 4131 dated September 3, 1962 and related circular letters, which address foreign capital registration and foreign exchange transactions. The notice primarily takes issue with certain filings made with the Central Bank in connection with financing arrangements related to the acquisition of Kolynos in January 1995, which is described in the Company's Form 8-K dated January 10, 1995. The Central Bank's sole remedy is to seek to impose fines prescribed in the above-referenced statutes, and it, in no way, challenges or seeks to unwind the acquisition.

        Management believes, based on the opinion of its Brazilian legal counsel, that the filings challenged by the Central Bank fully complied with Brazilian law and that the issues raised in the notice are without merit. The Company intends to defend its position and cooperate with the Brazilian banking authorities to seek a satisfactory resolution of this matter.

        For information regarding other legal matters refer to Note 17 to the consolidated financial statements on page 35 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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




                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
                                 (Registrant)



                           Principal Financial Officer:


November 13, 1998          /s/ Stephen C. Patrick
                           -------------------------
                               Stephen C. Patrick
                            Chief Financial Officer



                           Principal Accounting Officer:


November 13, 1998          /s/  Dennis J. Hickey
                           ------------------------
                                Dennis J. Hickey
                               Vice President and
                              Corporate Controller