Form 10-K405
period 1998-12-31
COLGATE PALMOLIVE CO
filed 1999-03-30
CIK 21665

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

  For the fiscal year ended December 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At February 28, 1999 the aggregate market value of stock held by non-affiliates was $24.7 billion. There were 291,285,182 shares of Common Stock outstanding as of February 28, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                    Documents                                   Form 10-K Reference
                    ---------                                   -------------------
 Portions of Proxy Statement for the 1999 Annual
                      Meeting                              Part III, Items 10 through 13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 (a) General Development of the Business

  Colgate-Palmolive Company (the "Company"), which was organized under the laws of the State of Delaware in 1923, is a leading consumer products company that markets its products in over 200 countries throughout the world.

  For recent business developments, refer to the information set forth under the caption "Results of Operations", "Liquidity and Capital Resources" and "Outlook" in Part II, Item 7 of this report.

 (b) Financial Information About Industry Segments

  Worldwide net sales and earnings by geographic region and business segment during the last three years appears under the caption "Results of Operations" in Part II, Item 7 of this report on pages 6 and 8.

 (c) Narrative Description of the Business

  The Company manages its business in two distinct product segments: Oral, Personal and Household Care, and Pet Nutrition. Colgate is a global leader in Oral Care with the number one toothpaste brand in the U.S. and throughout many parts of the world. Colgate's Oral Care products include toothbrushes, toothpaste, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Total toothpaste, and Colgate Total Professional and Colgate Wave toothbrushes.

  Colgate leads many segments of the Personal Care market with several products including bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, and baby and shave products. Colgate is the number one market leader in liquid soaps in the U.S. and globally is the market leader in male deodorant sticks. Strong brands in this segment include Irish Spring, Softsoap and Palmolive, which is available as a soap and, in many countries, as a shampoo and conditioner. Colgate also manufactures and markets Mennen deodorants, baby care products and men's toiletries.

  Colgate manufactures and markets a wide array of products for household care. Major products include Palmolive and Ajax dishwashing liquid and antibacterial hand soaps and new Palmolive for pots & pans. Colgate also markets other household names in cleaning and laundry products such as Fab, Ajax and Murphy's oil soap which is North America's leading wood cleaner. In the Company's major markets outside the U.S., Colgate is number one in fabric softeners with leading brands Suavitel in Latin America, Soupline in Europe and Softlan in Asia.

  Sales of Oral, Personal, Household and Fabric Care products accounted for 32%, 24%, 16% and 15% of total worldwide sales in 1998, respectively. Geographically, Oral Care is a significant part of the Company's business in Asia/Africa, comprising over 43% of sales in that region. See also Note 1 to the Consolidated Financial Statements.

  Colgate, through its Hill's Pet Nutrition subsidiary, sells high quality pet nutrition products for dogs and cats. Hill's markets pet foods primarily under two names: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs, and Prescription Diet for dogs and cats with disease conditions. Hill's sells its products in 68 countries and leads the premium pet food segment in Japan. Sales of Pet Nutrition products accounted for 11% of total worldwide sales in 1998.

Research and Development

  Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumer's personal needs and pet nutrition needs. During 1998, the Company spent over $160 million on research and development activities. See Note 9 to the Consolidated Financial Statements included herein.

Distribution; Competition; Trademarks and Patents

  The Company's products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No one customer accounts for a material portion of the Company's sales.

  Most raw materials are purchased from other companies and are available from several sources. While it is generally the Company's policy to streamline supply chain sources, raw materials used in the manufacture of the company's products are generally available in adequate supply. Raw material commodities such as tallow and essential oils are subject to wide price variations. No one of the Company's raw materials represents a significant portion of total material requirements.

  The Company's products are marketed under highly competitive conditions. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company's competitors are larger and have greater resources than the Company. Product quality, brand recognition and acceptance and marketing capability largely determine success in the Company's business segments.

  Trademarks are considered to be of material importance to the Company's business. The Company follows a practice of seeking trademark protection by all available means in the United States and throughout the world where the Company's products are sold. Principal global trademarks include Colgate, Palmolive, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to several regional trademarks. These trademarks are of significant importance to the Company and its subsidiaries within their markets. The Company's rights in these trademarks endure for as long as they are used or registered. Although the Company owns a number of patents, no one patent is considered significant to the business as a whole.

Employees

  At year-end, the Company employed approximately 38,300 employees of which approximately 80% were located outside the United States.

Environmental Matters

  Compliance with environmental rules and regulations has not significantly affected the Company's earnings or competitive position. Capital expenditures for environmental control facilities totaled $23.6 million for 1998. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. Please refer to Note 16 to the Consolidated Financial Statements.

 (d) Financial Information About Foreign and Domestic Operations and Export
 Sales

  For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES

  The Company owns and leases a total of 313 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

  In the United States, the Company operates 50 facilities, of which 24 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana, and Cambridge, Ohio. The Company is transforming its former facilities in Jersey City, New Jersey into a mixed-use complex with the assistance of developers and other investors. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas;

and Richmond, Indiana. Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey.

  Overseas, the Company operates 263 facilities, of which 97 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

  All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

  On September 8, 1998, one of the Company's Brazilian subsidiaries, Kolynos do Brasil Ltda. ("Kolynos"), received notice of an administrative proceeding from the Central Bank of Brazil, citing Articles 1, 3, 9, 23 and 58 of Law No. 4131 dated September 3, 1962 and related circular letters, which address foreign capital registration and foreign exchange transactions. The notice primarily takes issue with certain filings made with the Central Bank in connection with the financing of the acquisition of Kolynos in January 1995, which is described in the Company's Form 8-K dated January 10, 1995. The Central Bank's sole remedy is to seek to impose fines prescribed in the above-referenced statutes and, in no way, challenges or seeks to unwind the acquisition.

  Management believes, based on the opinion of its Brazilian legal counsel, that the filings challenged by the Central Bank fully complied with Brazilian law and that the issues raised in the notice are without merit. The Company intends to defend its position and cooperate with the Brazilian banking authorities to seek a satisfactory resolution of this matter.

  For information regarding legal matters refer to Note 16 of the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of executive officers as of March 30, 1999:

                           Date First
                            Elected
         Name          Age  Officer                    Present Title
         ----          --- ----------                  -------------
Reuben Mark...........  60    1974    Chairman of the Board and Chief Executive
                                      Officer

William S. Shanahan...  58    1983    President and Chief Operating Officer

Lois D. Juliber.......  50    1991    Executive Vice President
                                      Chief of Operations, Developed Markets

David A. Metzler......  56    1991    Executive Vice President
                                      Chief of Operations, High Growth Markets

Stephen C. Patrick....  49    1990    Chief Financial Officer

John T. Reid..........  59    1997    Chief Technological Officer

Andrew D. Hendry......  51    1991    Senior Vice President
                                      General Counsel and Secretary

Robert J. Joy.........  52    1996    Vice President
                                      Global Human Resources

Dennis J. Hickey......  50    1998    Vice President
                                      Corporate Controller

Ian M. Cook...........  46    1996    President
                                      Colgate-North America

Michael J. Tangney....  54    1993    President
                                      Colgate-Latin America

Javier G. Teruel......  48    1996    President
                                      Colgate-Europe

Robert C. Wheeler.....  57    1991    Chief Executive Officer
                                      Hill's Pet Nutrition, Inc.

Steven R. Belasco.....  52    1991    Vice President
                                      Taxation and Real Estate

Brian J. Heidtke......  58    1986    Vice President
                                      Finance and Corporate Treasurer

Peter D. McLeod.......  58    1984    Vice President
                                      Manufacturing Engineering Technology

John H. Tietjen.......  56    1995    Vice President
                                      Global Business Development

Michael S. Roskothen..  62    1993    President
                                      Global Oral Care

Barrie M. Spelling....  55    1994    President
                                      Global Personal Care

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under "Market and Dividend Information" in Note 14 to the Consolidated Financial Statements included herein; the information under "Capital Stock and Stock Compensation Plans" in Note 5 to the Consolidated Financial Statements included herein; and the "Number of shareholders of record" and "Cash dividends declared and paid per common share" under the caption "Historical Financial Summary" included herein.

ITEM 6. SELECTED FINANCIAL DATA

  Refer to the information set forth under the caption "Historical Financial Summary" included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations


                                                      1998     1997     1996
                                                    -------- -------- --------
  Worldwide Net Sales by Business Segment and Geo-
   graphic Region
  Oral, Personal and Household Care
    North America(/1/)............................  $2,047.5 $1,992.5 $1,869.0
    Latin America.................................   2,407.9  2,363.8  2,124.8
    Europe........................................   2,067.7  2,078.8  2,173.4
    Asia/Africa...................................   1,452.6  1,656.3  1,713.1
                                                    -------- -------- --------
  Total Oral, Personal and Household Care.........   7,975.7  8,091.4  7,880.3
  Total Pet Nutrition(/2/)........................     995.9    965.3    868.7
                                                    -------- -------- --------
  Total Net Sales.................................  $8,971.6 $9,056.7 $8,749.0
                                                    ======== ======== ========

--------
(/1/) Sales in the United States for Oral, Personal and Household Care were
      $1,799.6, $1,756.1 and $1,610.4 in 1998, 1997 and 1996, respectively.
(/2/) Sales in the United States for Pet Nutrition were $688.6, $689.4 and
      $630.1 in 1998, 1997 and 1996, respectively.

Net Sales

  Worldwide net sales decreased 1% to $8,971.6 in 1998 on volume growth of 3.5%. Sales would have grown 6%, excluding the effect of foreign exchange declines and divestments. Sales in the Oral, Personal and Household Care segment decreased 1% on 3% volume growth, while sales in Pet Nutrition increased 3% on 4% volume growth.

  In 1998, sales from continuing businesses in North America increased 6% as unit volume rose 5%. Included in the strong growth in Oral Care were launches of new products such as Colgate Total toothpaste, which was launched in late 1997. Success in Personal Care resulted from the launch of three new fragrance varieties of Softsoap Body Wash, Softsoap hand gel, Speed Stick Ultimate odor-fighting antiperspirant and Lady Speed Stick gel. Adding new market shares were Palmolive lemon dishwashing liquid & antibacterial hand soap.

(Dollars in Millions Except Per Share Amounts)

  Sales in Latin America increased 2% on 7% volume growth. The largest increases were achieved in Mexico, Brazil, Venezuela and Central America. Contributing to the strong growth in the region were Oral and Personal Care sales. Increased Oral Care sales were driven by Colgate great regular flavor and Colgate Double Cool Stripe toothpastes. Personal Care sales were increased by Palmolive Botanicals shampoo, Palmolive soap and Protex Fresh soap.

  Sales in Europe remained flat in 1998 due to the effects of weak economic conditions in Russia, while volume grew 1%. The United Kingdom, Italy, Belgium and Greece achieved the strongest sales growth and volume increases in the region. Sales in the United Kingdom and other countries were helped by strong sales of Palmolive shower gels and Colgate Sensation whitening toothpaste. The continued success of products such as Ajax Fetes des Fleurs, in three different fragrances, and the introduction of two new dishwashing products also contributed to the volume increase in this highly competitive market.

  Sales in the Asia/Africa region decreased 12% as volume decreased 1%, reflecting weaker ASEAN currencies. Volume declined in the ASEAN countries of Malaysia, the Philippines and Thailand, reflecting continued economic difficulties, and in India as a result of aggressive competition. Partially offsetting declines in the ASEAN countries were strong growth in China and increases in Australia, Taiwan and Vietnam.

  Sales for Hill's Pet Nutrition increased 3% on 4% volume growth. Within the United States, sales of Prescription Diet products increased due to the introduction of new products including Prescription Diet n/d, the first product clinically proven to improve the quality and life expectancy of dogs undergoing cancer treatment. Strongest growth occurred in Japan and Europe, where introduction of new products and increased advertising fueled that growth.

  In 1997, worldwide net sales increased 4% to $9,056.7 on volume growth of 7%, reflecting volume increases by all divisions. North America posted overall sales and volume growth of 7%. In Europe, sales decreased 4% in 1997 on 5% higher volume, due primarily to weaker European currencies. Latin America led the Oral, Personal and Household Care segment with an 11% increase in sales on 10% volume growth. Sales in the Asia/Africa region decreased 3%. Excluding divested businesses, sales in Asia/Africa declined 2% on 5% volume growth. The Pet Nutrition segment increased sales 11% on 9% volume gains.

Gross Profit

  Gross profit margin increased to 52.2%, above both the 1997 level of 50.7% and the 1996 level of 49.1%. This favorable trend reflects the Company's financial strategy to improve all aspects of its supply chain through global sourcing, restructuring and other cost reduction initiatives, as well as its emphasis on higher margin products.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses as a percentage of sales were generally level: 36% in 1998, 36% in 1997 and 35% in 1996, reflecting higher advertising costs offset by the Company's continued focus on expense containment.

Other Expense, Net

  Other expense, net, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments and other miscellaneous gains and losses. Other expense, net, decreased in 1998 from $72.4 to $61.2, primarily due to lower amortization expense and gains from sales of non-core product lines and other assets.

  During the third quarter of 1998, the Company divested certain non-core brands and recorded a one-time pretax gain of $42.4 ($26.0 aftertax) on the sale of the U.S. HandiWipes brand, which was offset by one-time

(Dollars in Millions Except Per Share Amounts)

charges, primarily to cover a decision to substantially reduce the Company's operations in Russia, following the severe contraction of the Russian economy, as well as the Company's continuing program of product standardization and organization redesign. The pretax charge for Russia was $25.0, which covered a write-down of assets, employee termination costs and the settlement of contractual obligations, which were substantially implemented before year-end.


                                                  1998      1997      1996
                                                --------  --------  --------
  Worldwide Earnings by Business Segment and
   Geographic Region
  Oral, Personal and Household Care
    North America.............................. $  395.5  $  312.6  $  258.2
    Latin America..............................    502.0     483.0     410.7
    Europe.....................................    317.5     283.5     280.7
    Asia/Africa................................    158.6     178.3     215.3
                                                --------  --------  --------
  Total Oral, Personal and Household Care......  1,373.6   1,257.4   1,164.9
  Total Pet Nutrition..........................    173.8     162.5     127.3
  Corporate....................................   (124.4)   (134.1)   (140.2)
                                                --------  --------  --------
  Earnings Before Interest and Taxes...........  1,423.0   1,285.8   1,152.0
  Interest Expense, Net........................   (172.9)   (183.5)   (197.4)
                                                --------  --------  --------
  Income Before Income Taxes................... $1,250.1  $1,102.3  $  954.6
                                                ========  ========  ========


Earnings Before Interest and Taxes (EBIT)

  EBIT increased 11% in 1998 to $1,423.0 compared with $1,285.8 in 1997. EBIT for the Oral, Personal and Household Care segment was up 9%, with North America, Latin America and Europe posting gains of 27%, 4% and 12%, respectively. The North America and Europe profitability increase includes the effect of higher margins on higher volumes. In Latin America, the increase in profitability was 3% less than the increase in volume, primarily due to the impact of foreign exchange. EBIT in Asia/Africa decreased 11%, reflecting weakened economies in the ASEAN countries and increased competition in India. EBIT in the Pet Nutrition segment increased 7% on both higher volumes and gross profit margins.

Interest Expense, Net

  Interest expense, net, was $172.9 compared with $183.5 in 1997 and $197.4 in 1996. The decline in interest expense is primarily the result of lower average debt levels during the year compared with 1997 and a decrease in interest rates.

Income Taxes

  The effective tax rate on income was 32.1% in 1998 versus 32.8% in 1997 and 33.5% in 1996. Global tax planning strategies, including the realization of tax credits, benefited the effective tax rate in all three years presented.

Net Income

  Net income was $848.6 in 1998 or $2.81 per share compared with $740.4 in 1997 or $2.44 per share and $635.0 in 1996 or $2.09 per share.

(Dollars in Millions Except Per Share Amounts)


                                                       1998     1997     1996
                                                     -------- -------- --------
  Identifiable Assets
  Oral, Personal and Household Care
    North America................................... $2,591.0 $2,553.2 $2,531.4
    Latin America...................................  2,128.3  2,204.8  2,365.1
    Europe..........................................  1,329.9  1,201.5  1,236.3
    Asia/Africa.....................................    952.4    891.9  1,001.5
                                                     -------- -------- --------
  Total Oral, Personal and Household Care...........  7,001.6  6,851.4  7,134.3
  Total Pet Nutrition...............................    502.6    517.3    578.6
  Total Corporate...................................    181.0    170.0    188.6
                                                     -------- -------- --------
  Total Identifiable Assets(/1/).................... $7,685.2 $7,538.7 $7,901.5
                                                     ======== ======== ========

--------
(/1/) Long-lived assets in the United States, primarily fixed assets and goodwill, represented approximately one-third of total long-lived assets of $5,330.0, $5,234.9 and $5,415.6 in 1998, 1997 and 1996, respectively.

Liquidity and Capital Resources

  Net cash provided by operations increased 7.4% to $1,178.8 compared with $1,097.8 in 1997 and $917.4 in 1996. The increases reflect the Company's improved profitability, lower cash taxes and working capital management. Cash generated from operations was used to fund capital spending, repurchase stock and increase dividends.

  During 1998, long-term debt increased from $2,518.6 to $2,582.2 and total debt increased from $2,677.1 to $2,757.5. The increase includes additional net issuances of medium-term notes of approximately $210 partially offset by lower commercial paper borrowings.

  As of December 31, 1998, $461.2 of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as other short-term borrowings are classified as long-term debt at December 31, 1998, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 1998, such unused lines of credit amounted to $1,670.9. In addition, at December 31, 1998, the Company had $203.8 available under previously filed shelf registrations.

  As of December 31, 1997, $607.5 of domestic and foreign commercial paper was outstanding. An unused line of credit of approximately $1,586.4 was available in addition to $697.8 available under previously filed shelf registrations.

  In 1996, the Company entered into a $496.3 loan agreement and obtained a $406.0 term loan with foreign commercial banks. In addition, the Company issued $100.0 of notes in a private placement and issued $75.0 medium-term notes under previously filed shelf registrations.

  The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) increased to 55% during 1998 from 53% in 1997. The ratio had decreased in 1997 from 58% in 1996. The increase in 1998 was primarily the result of increased borrowings related to stock repurchases offset partially by operating cash flow.

(Dollars in Millions Except Per Share Amounts)


                                                            1998   1997   1996
                                                           ------ ------ ------
   Capital Expenditures
     North America........................................ $ 90.1 $114.2 $119.8
     Latin America........................................   99.2  105.2   86.1
     Europe...............................................   83.7  104.6  107.3
     Asia/Africa..........................................   80.5  104.9   85.6
                                                           ------ ------ ------
   Total Oral, Personal and Household Care................  353.5  428.9  398.8
   Total Pet Nutrition....................................   20.7   29.8   45.4
   Total Corporate........................................   15.4   19.8   14.8
                                                           ------ ------ ------
   Total Capital Expenditures............................. $389.6 $478.5 $459.0
                                                           ====== ====== ======
   Depreciation and Amortization
     North America........................................ $ 95.6 $ 87.1 $ 77.1
     Latin America........................................   75.6   70.2   77.4
     Europe...............................................   67.9   68.0   71.0
     Asia/Africa..........................................   42.1   45.4   43.8
                                                           ------ ------ ------
   Total Oral, Personal and Household Care................  281.2  270.7  269.3
   Total Pet Nutrition....................................   32.5   32.1   30.1
   Total Corporate........................................   16.6   17.1   16.9
                                                           ------ ------ ------
   Total Depreciation and Amortization.................... $330.3 $319.9 $316.3
                                                           ====== ====== ======


  Capital expenditures were 4%, 5% and 5% of net sales for 1998, 1997 and 1996, respectively. Capital spending continues to be focused primarily on projects that yield high aftertax returns, thereby reducing the Company's cost structure. The higher levels in 1997 and 1996 primarily reflect capital spending relating to the Company's restructuring programs. Capital expenditures for 1999 are expected to continue at the current rate of approximately 4% of net sales.

  Other investing activities in 1998, 1997 and 1996 included strategic acquisitions and divestitures around the world. The aggregate purchase price of all 1998, 1997 and 1996 acquisitions was $22.6, $20.3 and $38.5, respectively. The HandiWipes brand was sold in 1998, and the Sterno fuel brand was sold in 1997. The aggregate sale price of all 1998, 1997 and 1996 sales of brands was $57.4, $101.4 and $25.1, respectively.

  The Company repurchases common shares in the open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 1998 were 7.1 million shares, with a total purchase price of $542.5. In 1997, 2.8 million shares were repurchased with a total purchase price of $175.1.

  Dividend payments were $345.6, up from $333.4 in 1997 and $296.2 in 1996. Common stock dividend payments increased to $1.10 per share in 1998 from $1.06 per share in 1997 and $.94 per share in 1996. The Series B Preference Stock dividends were declared and paid at the stated rate of $4.88 per share in all three years.

  Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions would require external financing.

  The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters. While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be

(Dollars in Millions Except Per Share Amounts) affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

Status of Restructuring Reserve

  In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The primary elements of the reserve related to employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. The costs of completing the restructuring activities to date approximated the original estimate. As planned, the restructuring has produced savings that increase pretax earnings by over $150 annually.

  The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, are substantially completed. The remaining reserve amount of $39.6 primarily covers the reconfiguring of two factories in Asia/Africa and the consolidation of administrative operations following the implementation of SAP computer systems and related process changes in Europe and Asia/Africa. All remaining projects will be completed in 1999. The financing for remaining cash requirements will come from operations.

Managing Foreign Currency and Interest Rate Exposure

  The Company is exposed to market risk from foreign currency exchange rate fluctuations and interest rates. To manage the volatility relating to foreign currency exposures on a consolidated basis, the Company utilizes a number of techniques, including selective borrowings in local currencies, purchases of forward foreign currency exchange contracts, balance sheet management and increases in selling prices.

  The Company operates in over 200 countries and territories and is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. Dollar. The major foreign currency exposures involve the markets in Mexico, Brazil and France, each of which represents individually 6% to 8% of worldwide sales. Each of the other countries' operations represent less than 4% of worldwide sales. In the countries of Mexico, Brazil and France during the three-year period from 1996 to 1998, the combination of selling price increases and cost containment measures have more than offset the impact of foreign currency rate movements resulting in increased gross profit margins during the periods presented.

  The Company utilizes simple instruments such as interest rate swaps to manage the Company's mix of fixed and floating rate debt. The Company's target floating rate obligations as a percentage of the Company's global debt is set by policy. As a matter of policy, the Company does not speculate in financial markets and therefore does not hold or issue derivative financial instruments for trading purposes.

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

(Dollars in Millions Except Per Share Amounts)

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

Year 2000 Update

  The Company has developed plans to address the possible exposures related to the year 2000 on the Company's internal systems and equipment. In the critical area of internal operating systems, in 1994 the Company decided to convert its worldwide business systems to SAP, which is year 2000 compliant. The Company's conversion to SAP is progressing on schedule, with conversion in operations representing over 70% of the Company's global business to be complete by mid-year 1999. When completed, the Company's investment in SAP systems will cumulatively total approximately $430, half of which will be capitalized and the remainder expensed as incurred. The computer systems and embedded microprocessors and control systems in all operations are planned to be made compliant by June 30, 1999.

  The Company is also in discussions with suppliers and customers to assess the potential impact on operations in the event their systems are not made compliant.

  The first two phases of the year 2000 project plan--forming teams at the corporate, division and subsidiary levels worldwide, and the inventory of systems and equipment--were complete at July 31, 1998. The third phase, risk assessment and contingency planning, is substantially complete with respect to all internal computing systems and embedded chips and is underway with respect to critical external business partners.

  The fourth phase, planned to be substantially completed by the end of the first quarter of 1999, will be to accomplish systems testing, remediation and contingency plans regarding critical systems and equipment with a high risk assessment. Contingency planning for suppliers includes backup procedures and processes, alternative suppliers and increases in inventory levels. Review of data interface capability of key business partners and all remaining internal testing and plan implementation are scheduled to be substantially completed by mid-year 1999 in the fifth phase of the project. Progress against project plan timelines is monitored through a system of internal reporting and is presented to senior management and the Audit Committee of the Board of Directors or the full Board on a frequent basis.

  The Company currently estimates that the total incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000, to be approximately $30, of which 40% has been spent to date. These costs are charged to expense as incurred and are incremental to the above noted investment in SAP systems which were previously planned and in the process of being implemented.

  The Company is taking steps to prevent major interruptions in the business related to year 2000 issues. The effect, if any, if the Company, its suppliers or the public sector is not fully year 2000 compliant is not reasonably estimable. The Company believes, however, that the successful completion of its year 2000 project will significantly reduce the risk of a major business interruption due to year 2000 failures.

Conversion to the Euro Currency

  On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and adopted the euro as their new common legal currency. As of that date, the euro began trading on currency exchanges and the legacy currencies were to remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

(Dollars in Millions Except Per Share Amounts)

  The Company is addressing most of the issues involved with the introduction of the euro through its worldwide conversion to the SAP system. The more important issues facing the Company include reassessing currency risk and processing tax and accounting records.

  Based upon progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition, cash flows or results of operations.

Outlook

  Looking forward into 1999, the Company is well positioned for strong growth in most of its markets, particularly North America and Western Europe. However, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, recent economic turmoil in Brazil and continued economic uncertainty in Asia may impact the overall results of Latin America and Asia/Africa. Projected growth in these parts of the world may be tempered until these economies become more stable.

  During 1998, as required by generally accepted accounting principles, the Company ceased to account for its Brazilian operations as highly inflationary as historical inflation levels had fallen sharply. However, since the close of 1998, the Brazilian currency has devalued sharply. Based on management's best estimates and events to date, this devaluation will result in a charge to cumulative translation adjustments of approximately $250 to be recognized in 1999 which will be, in effect, a write-down of our foreign-currency-denominated assets (primarily goodwill and property, plant and equipment). This will be accompanied by lower amortization and depreciation expense in future periods. The Company remains cautious on the outlook for operations in Brazil in 1999. Management expects that the net impact on 1999 results of operations will be a reduction of net income of approximately $20 to $25, primarily in the first quarter. In addition, effective January 1999, the Company's operations in Mexico will no longer be accounted for as highly inflationary. The effect of this change on future results of operations is not determinable.

  The Company expects the continued success of Colgate Total toothpaste, using patented proprietary technology, to bolster worldwide oral care leadership and expects new products in all other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 1999 market conditions to be materially different from those experienced in 1998 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

Forward-Looking Statements

  Readers are cautioned that the Results of Operations and other sections of this report contain forward-looking statements that are based on management's estimates, assumptions and projections. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements set forth in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998 under the caption "Cautionary Statement on Forward-Looking Statements," is incorporated herein by reference. These factors include, but are not limited to, the risks associated with international operations, the activities of competitors, retail trade practices, the success of new product introductions, cost pressures, manufacturing and environmental matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security ownership of management set forth in the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

  (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement for the 1999 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules

  See the "Index to Financial Statements" which is located on page 17 of this report.

  (b) Exhibits. See the exhibit index which is included herein.

  (c) Reports on Form 8-K .

    1. A report on Form 8-K dated October 22, 1998 was filed by the Company reporting that the Board of Directors renewed and updated the shareholder protections of its rights plan that expired on October 26, 1998 through the adoption of a revised Shareholder Rights Plan.

    2. A report on Form 8-K dated November 13, 1998 was filed by the Company setting forth meaningful cautionary statements to accompany "forward looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, made by the Company from time to time.

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

                                                Colgate-Palmolive Company
                                          _____________________________________
                                                      (Registrant)

Date: March 30, 1998
                                          By___________________________________
                                                       Reuben Mark
                                                  Chairman of the Board
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


             Signatures                                 Title

           /s/ Reuben Mark             Chairman of the Board and Chief
-------------------------------------   Executive Officer and Director
             Reuben Mark                (Principal Executive Officer)

       /s/ Stephen C. Patrick          Chief Financial Officer (Principal
-------------------------------------   Financial Officer)
         Stephen C. Patrick

        /s/ Dennis J. Hickey           Vice President and Corporate
-------------------------------------   Controller (Principal Accounting
          Dennis J. Hickey              Officer)

         /s/ Jill K. Conway            Director
-------------------------------------
           Jill K. Conway

       /s/ Ronald E. Ferguson          Director
-------------------------------------
         Ronald E. Ferguson

        /s/ Ellen M. Hancock           Director
-------------------------------------
          Ellen M. Hancock

        /s/ David W. Johnson           Director
-------------------------------------
          David W. Johnson

         /s/ John P. Kendall           Director
-------------------------------------
           John P. Kendall

        /s/ Richard J. Kogan           Director
-------------------------------------
          Richard J. Kogan

         /s/ Delano E. Lewis           Director
-------------------------------------
           Delano E. Lewis

      /s/  Howard B. Wentz, Jr.        Director
-------------------------------------
        Howard B. Wentz, Jr.

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      For The Year Ended December 31, 1998

                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements
Consolidated Statements of Income for the years ended December 31, 1998,
 1997, and 1996...........................................................  18
Consolidated Balance Sheets at December 31, 1998 and 1997.................  19
Consolidated Statements of Retained Earnings, Comprehensive Income and
 Changes in Capital Accounts for the years ended December 31, 1998, 1997 and 1996.................................................................  20
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  21
Notes to Consolidated Financial Statements................................  22
Financial Statement Schedules for the years ended December 31, 1998, 1997 and 1996:
Schedule II Valuation and Qualifying Accounts.............................  38
Report of Independent Public Accountants..................................  41
Selected Financial Data
Historical Financial Summary..............................................  42

  All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       Consolidated Statements of Income

                 (Dollars in Millions Except Per Share Amounts)

                                                        1998     1997     1996
                                                      -------- -------- --------
Net sales............................................ $8,971.6 $9,056.7 $8,749.0
Cost of sales........................................  4,290.3  4,461.5  4,451.1
                                                      -------- -------- --------
  Gross profit.......................................  4,681.3  4,595.2  4,297.9
Selling, general and administrative expenses.........  3,197.1  3,237.0  3,052.1
Other expense, net...................................     61.2     72.4     93.8
Interest expense, net................................    172.9    183.5    197.4
                                                      -------- -------- --------
Income before income taxes...........................  1,250.1  1,102.3    954.6
Provision for income taxes...........................    401.5    361.9    319.6
                                                      -------- -------- --------
  Net income......................................... $  848.6 $  740.4 $  635.0
                                                      ======== ======== ========
Earnings per common share, basic..................... $   2.81 $   2.44 $   2.09
                                                      ======== ======== ========
Earnings per common share, diluted................... $   2.61 $   2.27 $   1.96
                                                      ======== ======== ========


                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          Consolidated Balance Sheets

                 (Dollars in Millions Except Per Share Amounts)

                                                              1998      1997
                                                            --------  --------
Assets
Current Assets
  Cash and cash equivalents................................ $  181.7  $  183.1
  Marketable securities....................................     12.8      22.2
  Receivables (less allowances of $35.9 and $35.8, respec-
   tively).................................................  1,085.6   1,037.4
  Inventories..............................................    746.0     728.4
  Other current assets.....................................    218.8     225.4
                                                            --------  --------
    Total current assets...................................  2,244.9   2,196.5
Property, plant and equipment, net.........................  2,589.2   2,441.0
Goodwill and other intangibles, net........................  2,524.1   2,585.3
Other assets...............................................    327.0     315.9
                                                            --------  --------
                                                            $7,685.2  $7,538.7
                                                            ========  ========
Liabilities and Shareholders' Equity
Current Liabilities
  Notes and loans payable.................................. $  175.3  $  158.4
  Current portion of long-term debt........................    281.6     178.3
  Accounts payable.........................................    726.1     716.9
  Accrued income taxes.....................................     74.2      67.0
  Other accruals...........................................    857.2     838.9
                                                            --------  --------
    Total current liabilities..............................  2,114.4   1,959.5
Long-term debt.............................................  2,300.6   2,340.3
Deferred income taxes......................................    448.0     284.5
Other liabilities..........................................    736.6     775.8
Shareholders' Equity
  Preferred stock..........................................    376.2     385.3
  Common stock, $1 par value (1,000,000,000 shares
   authorized,
   366,426,590 shares issued)..............................    366.4     366.4
  Additional paid-in capital...............................  1,191.1   1,027.4
  Retained earnings........................................  3,641.0   3,138.0
  Cumulative translation adjustments.......................   (799.8)   (693.7)
                                                            --------  --------
                                                             4,774.9   4,223.4
  Unearned compensation....................................   (355.5)   (364.5)
  Treasury stock, at cost.................................. (2,333.8) (1,680.3)
                                                            --------  --------
    Total shareholders' equity.............................  2,085.6   2,178.6
                                                            --------  --------
                                                            $7,685.2  $7,538.7
                                                            ========  ========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

 Consolidated Statements of Retained Earnings, Comprehensive Income and Changes
                              in Capital Accounts

                 (Dollars in Millions Except Per Share Amounts)

                            Common Shares     Additional   Treasury Shares               Cumulative  Compre-
                          -------------------  Paid-in   --------------------  Retained  Translation hensive
                            Shares     Amount  Capital     Shares     Amount   Earnings  Adjustment  Income
                          -----------  ------ ---------- ----------  --------  --------  ----------- -------
Balance, January 1,
 1996...................  291,707,744  $366.4  $  850.5  74,718,846  $1,441.8  $2,392.2    $(513.0)
Net income..............                                                          635.0              $ 635.0
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                     (21.7)    (21.7)
                                                                                                     -------
Total comprehensive
 income.................                                                                             $ 613.3
                                                                                                     =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                          (20.9)
 Preferred stock........                                                            (.5)
 Common stock...........                                                         (274.8)
Shares issued for stock
 options................    2,206,216              44.4  (2,206,216)     22.0
Treasury stock acquired.     (688,800)                      688,800      27.4
Other...................    1,042,476              23.5  (1,042,476)    (22.4)
                          -----------  ------  --------  ----------  --------  --------    -------
Balance, December 31,
 1996...................  294,267,636  $366.4  $  918.4  72,158,954  $1,468.8  $2,731.0    $(534.7)
                          -----------  ------  --------  ----------  --------  --------    -------
Net income..............                                                          740.4              $ 740.4
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                    (159.0)   (159.0)
                                                                                                     -------
Total comprehensive
 income.................                                                                             $ 581.4
                                                                                                     =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                          (20.6)
 Preferred stock........                                                            (.5)
 Common stock...........                                                         (312.3)
Shares issued for stock
 options................    3,163,141              64.2  (3,163,141)     54.4
Treasury stock acquired.   (2,795,926)                    2,795,926     175.1
Other...................      767,844              44.8    (767,844)    (18.0)
                          -----------  ------  --------  ----------  --------  --------    -------
Balance, December 31,
 1997...................  295,402,695  $366.4  $1,027.4  71,023,895  $1,680.3  $3,138.0    $(693.7)
                          -----------  ------  --------  ----------  --------  --------    -------
Net income..............                                                          848.6              $ 848.6
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                    (106.1)   (106.1)
                                                                                                     -------
Total comprehensive
 income.................                                                                             $ 742.5
                                                                                                     =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                          (20.4)
 Preferred stock........                                                            (.5)
 Common stock...........                                                         (324.7)
Shares issued for stock
 options................    3,357,425             129.0  (3,357,425)    145.1
Treasury stock acquired.   (7,149,456)                    7,149,456     542.5
Other...................    1,099,076              34.7  (1,099,076)    (34.1)
                          -----------  ------  --------  ----------  --------  --------    -------
Balance, December 31,
 1998...................  292,709,740  $366.4  $1,191.1  73,716,850  $2,333.8  $3,641.0    $(799.8)
                          ===========  ======  ========  ==========  ========  ========    =======

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     Consolidated Statements of Cash Flows

                 (Dollars in Millions Except Per Share Amounts)

                                                     1998     1997      1996
                                                    -------  -------  --------
Operating Activities
  Net income....................................... $ 848.6  $ 740.4  $  635.0
  Adjustments to reconcile net income to net cash
   provided by operations:
    Restructured operations........................   (34.8)   (48.5)   (105.6)
    Depreciation and amortization..................   330.3    319.9     316.3
    Income taxes and other, net....................    60.7     18.5      13.2
    Cash effects of changes in:
      Receivables..................................   (15.2)   (61.6)    (15.4)
      Inventories..................................   (19.5)   (50.9)     (1.2)
      Payables and accruals........................     8.7    180.0      75.1
                                                    -------  -------  --------
      Net cash provided by operations.............. 1,178.8  1,097.8     917.4
                                                    -------  -------  --------
Investing Activities
  Capital expenditures.............................  (389.6)  (478.5)   (459.0)
  Payment for acquisitions, net of cash acquired...   (22.6)   (31.5)    (59.3)
  Sale of non-core product lines...................    57.4     96.4      25.1
  Sale of marketable securities and investments....    18.7     68.5       1.2
  Other............................................   (15.8)     7.7     (12.0)
                                                    -------  -------  --------
    Net cash used for investing activities.........  (351.9)  (337.4)   (504.0)
                                                    -------  -------  --------
Financing Activities
  Principal payments on debt.......................  (677.5)  (670.7) (1,164.6)
  Proceeds from issuance of debt...................   762.9    350.4   1,077.4
  Dividends paid...................................  (345.6)  (333.4)   (296.2)
  Purchase of common stock.........................  (542.5)  (175.1)    (27.4)
  Other............................................   (27.3)    15.8      39.2
                                                    -------  -------  --------
    Net cash used for financing activities.........  (830.0)  (813.0)   (371.6)
                                                    -------  -------  --------
  Effect of exchange rate changes on cash and cash
   equivalents.....................................     1.7    (12.5)     (2.4)
                                                    -------  -------  --------
  Net (decrease) increase in cash and cash equiva-
   lents...........................................    (1.4)   (65.1)     39.4
  Cash and cash equivalents at beginning of year...   183.1    248.2     208.8
                                                    -------  -------  --------
  Cash and cash equivalents at end of year......... $ 181.7  $ 183.1  $  248.2
                                                    =======  =======  ========
Supplemental Cash Flow Information
Income taxes paid.................................. $ 273.8  $ 261.3  $  273.0
Interest paid......................................   202.8    230.6     229.1
Principal payments on ESOP debt, guaranteed by the
 Company...........................................     6.1      5.5       5.0

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  Notes to Consolidated Financial Statements

                (Dollars in Millions Except Per Share Amounts)

1. Nature of Operations

  The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpaste, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

  The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                                                  1998  1997  1996
                                                                  ----  ----  ----
     Oral Care...................................................  32%   31%   30%
     Personal Care...............................................  24    23    22
     Household Surface Care......................................  16    16    16
     Fabric Care.................................................  15    16    18
     Pet Nutrition...............................................  11    11    10

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

Accounting Changes

  In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income." The Company adopted this statement as of January 1, 1998, and, accordingly, disclosures were expanded to include the Consolidated Statement of Retained Earnings, Comprehensive Income and Changes in Capital Accounts. There was no impact on the Company's financial position, results of operations or cash flows.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The Company also adopted FASB Statements No. 131 and No. 132, which revised reporting and disclosures as to operating segments, pension and other postretirement benefits. Prior years' information has been restated to conform to the requirements of the new statements.

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133 will be effective, prospectively, for the Company's financial statements in the year 2000. The statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  During 1998, as required by generally accepted accounting principles, the Company ceased to account for its Brazilian operations as highly inflationary as historical inflation levels had fallen sharply. The effect of this change was to reduce shareholders' equity by $98.4, primarily related to the recognition of deferred tax benefits expected to be realized in the future. However, since the close of 1998, the Brazilian currency has devalued sharply. Based on management's best estimates and events to date, this devaluation will result in a charge to cumulative translation adjustments of approximately $250 to be recognized in 1999 which will be, in effect, a write-down of our foreign-currency-denominated assets (primarily goodwill and property, plant and equipment). This will be accompanied by lower amortization and depreciation expense in future periods. The Company remains cautious on the outlook for operations in Brazil in 1999.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Investments in short-term securities that do not meet the definition of cash equivalents are classified as marketable securities. Marketable securities are reported at cost, which approximates market.

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

Goodwill and Other Intangibles

  Intangible assets principally consist of goodwill, which is amortized on the straight-line method, generally over a period of 40 years. Other intangible assets, principally non-compete agreements and customer lists, are amortized on the straight-line method over periods ranging from 5 to 20 years depending on their useful lives.

  The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 31, 1998, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

Advertising

  Advertising costs are expensed in the year incurred.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

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

Segment Information

  The Company operates in two product segments: Oral, Personal and Household Care, and Pet Nutrition. The operations of the Oral, Personal and Household Care segment are managed geographically in four reportable operating segments:
North America, Latin America, Europe and Asia/Africa.

  Management measures segment profit as operating income, which is defined as income before interest expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Corporate operations include research and development costs, unallocated overhead costs, and gains and losses on sales of non-strategic brands and assets. Corporate assets include primarily real estate and benefit plan assets.

  The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in management's discussion of this report, is an integral part of these financial statements.

Reclassifications

  Certain prior year balances have been reclassified to conform with current year presentation.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


3. Acquisitions and Divestitures

  During 1998, 1997 and 1996, the Company made several acquisitions totaling $22.6, $20.3 and $38.5, respectively. Individually, none of these acquisitions were significant.

  The acquisitions were accounted for as purchases, and accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates the acquisitions were consummated. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective acquisition dates. The inclusion of pro forma financial data for all acquisitions would not have materially affected the financial information included herein.

  The aggregate sale price of all 1998, 1997 and 1996 divestitures was $57.4 , $101.4 and $25.1, respectively. In 1998, the HandiWipes brand and related assets were sold for $53.0, and in 1997, the Sterno fuel brand and related assets were sold for $70.0.

4. Long-Term Debt and Credit Facilities

  Long-term debt consists of the following at December 31:

                                   Weighted Average
                                    Interest Rate   Maturities   1998     1997
                                   ---------------- ---------- -------- --------
   Notes.........................        7.1%       1999-2030  $1,382.4 $1,186.6
   Commercial paper and other
    short-term borrowings,
    reclassified.................        5.2           1999       461.2    607.5
   ESOP notes, guaranteed by the
    Company......................        8.7        2001-2009     373.6    379.7
   Payable to banks..............        5.5        2000-2004     361.8    339.2
   Capitalized leases............                                   3.2      5.6
                                                               -------- --------
                                                                2,582.2  2,518.6
   Less: current portion of long-
    term debt                                                     281.6    178.3
                                                               -------- --------
                                                               $2,300.6 $2,340.3
                                                               ======== ========

  Commercial paper and certain other short-term borrowings are classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 1998, excluding short-term borrowings reclassified, are as follows: 1999--$281.6; 2000--$411.8; 2001--$109.5; 2002--$159.7; 2003--$266.5
and $891.9 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 11).

  At December 31, 1998, the Company had unused credit facilities amounting to $1,670.9. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 1998 and 1997, was 6.2% and 8.5%, respectively.

  The Company's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company is in compliance.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


5. Capital Stock and Stock Compensation Plans

Preferred Stock

  Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 122,620 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued and is outstanding. The $4.25 Preferred Stock is redeemable only at the option of the Company.

Preference Stock

  In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into four shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 1998 and 1997, 5,598,808 and 5,734,940 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's Employee Stock Ownership Plan.

Shareholder Rights Plan

  On October 23, 1998, the Board of Directors adopted a new Shareholder Rights Plan to replace its previous plan, which expired October 24, 1998, with a comparable plan. Under the Plan each share of the Company's common stock carries with it one Preference Share Purchase Right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. When exercisable, each Right entitles a holder to buy one one-hundredth of a share of a new series of preference stock at an exercise price of $440.00, subject to adjustment.

  If the Company is acquired in a merger or other business combination, each Right will entitle a holder to buy, at the Right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 15% or more of the Company's common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the Right's exercise price.

  Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's common stock, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) for shares of the Company's common stock on a one-for-one basis.

  The Company, at the option of its Board of Directors, may amend the Rights or redeem the Rights for $.01 at any time before the acquisition by a person or group of beneficial ownership of 15% or more of its common stock. The Board of Directors is also authorized to reduce the 15% threshold to not less than 10%. Unless redeemed earlier, the Rights will expire on October 31, 2008.

Stock Repurchases

  During 1998, the Company entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of the Company's common stock. To the extent that the market price of the Company's common stock on a settlement date is higher (lower) than the forward purchase price, the net differential is received (paid) by the Company. As of December 31, 1998, agreements were in place

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

covering approximately $458.6 of the Company's common stock (5.0 million shares) that had forward prices averaging $91.68 per share. If these agreements were settled based on the December 31, 1998 market price of the Company's common stock ($92.88 per share), the Company would be entitled to receive approximately 64,000 shares. During 1998, settlements resulted in the Company receiving 321,331 shares, which were recorded as treasury stock.

Incentive Stock Plan

  The Company has a plan which provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. During 1998 and 1997, 285,077 and 335,270 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

Stock Option Plans

  The Company's Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant. At 1998 year-end, 17,286,622 shares of common stock were available for future grants.

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

  Stock option plan activity is summarized below:

                                    1998                 1997                 1996
                             -------------------- -------------------- --------------------
                                         Weighted             Weighted             Weighted
                                         Average              Average              Average
                                         Exercise             Exercise             Exercise
                               Shares     Price     Shares     Price     Shares     Price
                             ----------  -------- ----------  -------- ----------  --------
   Options outstanding,
    January 1..............  22,767,392    $46    21,415,198    $32    20,991,790    $29
   Granted.................   6,268,644     78     7,703,057     73     5,709,222     41
   Exercised...............  (7,458,754)    44    (6,095,277)    32    (5,114,564)    29
   Canceled or expired.....    (184,159)    42      (255,586)    38      (171,250)    31
                             ----------           ----------           ----------
   Options outstanding, De-
    cember 31..............  21,393,123     56    22,767,392     46    21,415,198     32
                             ==========           ==========           ==========
   Options exercisable, De-
    cember 31..............  13,344,382    $46    14,683,179    $38    13,983,844    $29
                             ==========           ==========           ==========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1998:

                              Weighted
                               Average                Weighted             Weighted
                              Remaining               Average              Average
           Range of          Contractual    Options   Exercise   Options   Exercise
       Exercise Prices      Life In Years Outstanding  Price   Exercisable  Price
       ---------------      ------------- ----------- -------- ----------- --------
   $11.44--$21.28..........        1       1,163,047    $15     1,163,047    $15
   $25.03--$34.34..........        5       4,771,853     31     4,771,853     31
   $34.38--$44.47..........        6       3,655,279     40     2,731,609     40
   $44.56--$62.16..........        7       3,503,605     58     1,871,727     54
   $62.44--$79.38..........        9       4,009,582     70     1,138,721     73
   $79.47--$106.04.........        6       4,289,757     94     1,667,425     94
                                          ----------           ----------
                                   6      21,393,123    $56    13,344,382    $46
                                          ==========           ==========           ===

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income, basic earnings per common share and diluted earnings per common share would have been $803.5, $2.65 per share and $2.49 per share, respectively, in 1998; $716.1, $2.35 per share and $2.19 per share, respectively, in 1997; and $621.7, $2.05 per share and $1.92 per share, respectively, in 1996.

  The weighted average Black-Scholes value of grants issued in 1998, 1997 and 1996 was $12.47, $7.85 and $5.40, respectively. The Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 7 years, volatility ranging from 17% to 30%, risk-free interest rate ranging from 5.0% to 6.2% and an expected dividend yield of 2.5%. The Black-Scholes model used to determine the option values shown above was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions which greatly affect calculated values.

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

  Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

service to the sum of total principal and interest payments over the life of the loan. At December 31, 1998, 1,528,450 shares were allocated to participant accounts. Each allocated share may be converted by the trustee into four common shares but preferred shares generally convert only after the employee ceases to work for the Company.

  Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

  Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less employee contributions and dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $2.4 in 1998, $3.0 in 1997 and $3.9 in 1996. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

  Interest incurred on the ESOP's notes amounted to $32.5 in 1998, $33.0 in 1997 and $33.5 in 1996. The Company paid dividends on the stock held by the ESOP of $29.3 in 1998, $29.8 in 1997 and $31.1 in 1996. Company contributions to the ESOP were $0 in 1998, $1.0 in 1997 and $4.1 in 1996. Employee contributions to the ESOP were $9.4 in 1998, $8.2 in 1997 and $5.9 in 1996.

7. Retirement Plans and Other Retiree Benefits

Retirement Plans

  The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government obligations. Domestic plan assets also include investments in the Company's common stock representing 7% and 6% of plan assets at December 31, 1998 and 1997, respectively.

Other Retiree Benefits

  The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits and offset its current service cost. Postretirement benefits otherwise are not currently funded.

                           COLGATE-PALMOLIVE COMPANY

                 (Dollars in Millions Except Per Share Amounts)


  Summarized information of the Company's defined benefit retirement plans and postretirement plans are as follows:

                                                                   Other
                                  Pension Benefits           Retiree Benefits
                            -------------------------------  ------------------
                             1998    1997    1998     1997     1998      1997
                            ------  ------  -------  ------  --------  --------
                            North America   International
                            --------------  ---------------
Change in Benefit Obliga-
 tion
Benefit obligation at be-
 ginning of year..........  $976.6  $925.7  $ 278.8  $271.9  $  143.7  $  152.7
Service cost..............    28.1    24.9     17.7    16.6     (11.0)     (7.8)
Interest cost.............    68.9    67.6     18.2    17.6      14.7      13.4
Participant's Contribu-
 tion.....................     3.3     3.1      9.7     2.3       --        --
Acquisitions/Plan Amend-
 ments....................     1.5      .1      4.0     9.4      (3.7)      --
Actuarial loss/(gain).....     7.9    40.8     14.1    13.6      20.0      (6.0)
Foreign exchange impact...    (2.6)   (1.6)     4.4   (38.4)      --        (.2)
Benefits paid.............   (85.4)  (84.0)   (17.3)  (14.2)    (10.7)     (8.4)
                            ------  ------  -------  ------  --------  --------
Benefit obligation at end
 of year..................  $998.3  $976.6  $ 329.6  $278.8  $  153.0  $  143.7
                            ------  ------  -------  ------  --------  --------
Change in Plan Assets
Fair value of plan assets
 at beginning of year.....  $907.3  $842.8  $ 193.4  $171.2  $    --   $    --
Actual return on plan as-
 sets.....................   133.1   134.5     18.5    22.7       --        --
Company contributions.....     6.9    13.6     16.6    11.9      10.7       8.4
Plan participant contribu-
 tions....................     3.3     3.1      9.7     2.3       --        --
Foreign exchange impact...    (2.4)   (2.7)   (10.9)  (10.4)      --        --
Acquisitions/Plan Amend-
 ments....................     --      --       5.0     9.9       --        --
Benefits paid.............   (85.4)  (84.0)   (17.3)  (14.2)    (10.7)     (8.4)
                            ------  ------  -------  ------  --------  --------
Fair value of plan assets
 at end of year...........  $962.8  $907.3  $ 215.0  $193.4  $    --   $    --
                            ------  ------  -------  ------  --------  --------
Funded Status
Funded Status at end of
 year.....................  $(35.5) $(69.3) $(114.6) $(85.4) $ (153.0) $ (143.7)
Unrecognized net transi-
 tion asset...............    (6.6)  (13.6)    (2.5)   (2.2)      --        --
Unrecognized net actuarial
 loss/(gain)..............    19.0    58.7     16.4     1.7     (22.5)    (44.3)
Unrecognized prior service
 costs....................    39.9    44.6      3.9     4.5      (8.3)     (2.6)
                            ------  ------  -------  ------  --------  --------
Net amount recognized.....  $ 16.8  $ 20.4  $ (96.8) $(81.4) $ (183.8) $ (190.6)
                            ======  ======  =======  ======  ========  ========
Amounts Recognized in Bal-
 ance Sheet
Other assets..............  $ 93.3  $ 83.4  $  40.9  $ 30.1  $    --   $    --
Other liabilities.........   (76.5)  (63.0)  (137.7) (111.5)   (183.8)   (190.6)
                            ------  ------  -------  ------  --------  --------
Net amount recognized.....  $ 16.8  $ 20.4  $ (96.8) $(81.4) $ (183.8) $ (190.6)
                            ======  ======  =======  ======  ========  ========
Weighted Average Assump-
 tions
Discount rate.............    7.25%   7.25%    6.82%   7.47%     7.25%     7.25%
Long-term rate of return
 on plan assets...........    9.25%   9.25%    8.92%  10.21%      --        --
Long-term rate of compen-
 sation increase..........    5.00%   5.50%    4.44%   4.83%      --        --
ESOP growth rate..........     --      --       --      --      10.00%    10.00%

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

                                                                                Other
                                     Pension Benefits                     Retiree Benefits
                         ----------------------------------------------  ---------------------
                          1998    1997    1996    1998    1997    1996    1998    1997   1996
                         ------  ------  ------  ------  ------  ------  ------  ------  -----
                            North America           International
                         ----------------------  ----------------------
Components of Net
 Periodic Benefit Costs
Service cost............ $ 28.1  $ 24.9  $ 24.5  $ 17.7  $ 16.6  $ 15.1  $  4.0  $  2.3  $ 1.7
Interest cost...........   68.9    67.6    64.4    18.2    17.6    17.5    14.7    13.4   12.6
Annual ESOP Allocation..    --      --      --      --      --      --    (15.0)  (10.1)  (5.0)
Expected return on plan
 assets.................  (80.8)  (77.0)  (73.1)  (13.9)  (14.2)  (13.6)    --      --     --
Amortization of
 transition/prior
 service costs..........    (.9)    1.3    (1.5)     .1      .8     3.3     (.6)    (.3)   (.2)
Amortization of
 actuarial loss/(gain)..    1.5      .7     3.8      .5      .4      .7    (1.0)   (1.8)  (2.0)
                         ------  ------  ------  ------  ------  ------  ------  ------  -----
Net periodic benefit
 cost................... $ 16.8  $ 17.5  $ 18.1  $ 22.6  $ 21.2  $ 23.0  $  2.1  $  3.5  $ 7.1
                         ======  ======  ======  ======  ======  ======  ======  ======  =====

  The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $206.9 and $8.5, respectively, as of December 31, 1998, and $185.6 and $7.2, respectively, as of December 31, 1997. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded, as such book reserves equal to the unfunded amount have been recorded.

  The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $360.0 and $110.1, respectively, as of December 31, 1998, and $311.0 and $98.4, respectively, as of December 31, 1997.

  The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 4.75% for 1999 and years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase/decrease in the assumed medical cost trend rate would change the accumulated postretirement benefit obligation by approximately $14.5; annual expense would change by approximately $2.3.

8. Income Taxes

  The provision for income taxes consists of the following for the years ended December 31:

                                                             1998   1997   1996
                                                            ------ ------ ------
   United States........................................... $122.6 $ 91.0 $ 67.2
   International...........................................  278.9  270.9  252.4
                                                            ------ ------ ------
                                                            $401.5 $361.9 $319.6
                                                            ====== ====== ======

  The components of income before income taxes are as follows for the three years ended December 31:

                                                          1998     1997    1996
                                                        -------- -------- ------
   United States....................................... $  362.0 $  271.8 $171.3
   International.......................................    888.1    830.5  783.3
                                                        -------- -------- ------
                                                        $1,250.1 $1,102.3 $954.6
                                                        ======== ======== ======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

   Percentage of Income Before Tax                             1998  1997  1996
   -------------------------------                             ----  ----  ----
   Tax at U.S. statutory rate................................. 35.0% 35.0% 35.0%
   State income taxes, net of federal benefit.................   .7    .6    .3
   Earnings taxed at other than U.S. statutory rate........... (2.6) (1.8) (1.4)
   Reversal of valuation allowance............................ (2.7) (1.5)  --
   Other, net.................................................  1.7    .5   (.4)
                                                               ----  ----  ----
   Effective tax rate......................................... 32.1% 32.8% 33.5%
                                                               ====  ====  ====

  In addition, net tax (cost) benefit of $(18.5) in 1998 and $49.2 in 1997 were recorded directly through equity.

  Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being (lower) higher than the total provision for income taxes as follows:

                                                        1998     1997    1996
                                                       -------  ------  ------
   Excess of tax over book depreciation............... $ (40.0) $(12.7) $(15.9)
   Net restructuring spending.........................   (13.6)  (47.5)  (26.3)
   Tax credit utilization.............................   (10.2)  (11.5)    --
   Other, net.........................................   (37.0)   16.7    21.5
                                                       -------  ------  ------
                                                       $(100.8) $(55.0) $(20.7)
                                                       =======  ======  ======

  The components of deferred tax assets (liabilities) are as follows at December 31:

                                                               1998     1997
                                                              -------  -------
   Deferred Taxes--Current:
     Accrued liabilities..................................... $  73.8  $  78.8
     Restructuring...........................................    14.1     27.7
     Other, net..............................................    22.5     17.9
                                                              -------  -------
     Total deferred taxes current............................   110.4    124.4
                                                              -------  -------
   Deferred Taxes--Long-term:
     Intangible assets.......................................  (328.5)  (251.6)
     Property, plant and equipment...........................  (251.1)  (188.4)
     Postretirement benefits.................................    62.6     65.6
     Tax loss and tax credit carryforwards...................   176.9    159.5
     Other, net..............................................    14.9     54.7
     Valuation allowance.....................................  (122.8)  (124.3)
                                                              -------  -------
     Total deferred taxes long-term..........................  (448.0)  (284.5)
                                                              -------  -------
       Net deferred taxes.................................... $(337.6) $(160.1)
                                                              =======  =======

  The major component of the 1998 and 1997 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized. The increase in deferred taxes--long-term primarily relates to deferred taxes recognized in Brazil subsequent to their change from a highly inflationary economy.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  Applicable U.S. income and foreign withholding taxes have not been provided on approximately $661 of undistributed earnings of foreign subsidiaries at December 31, 1998. These earnings are currently considered to be permanently invested and are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

9. Supplemental Income Statement Information

Other Expense, Net                                        1998    1997    1996
------------------                                       ------  ------  ------
Amortization of intangibles............................. $ 81.7  $ 86.5  $ 91.7
Earnings from equity investments........................   (5.3)   (5.6)   (7.8)
Minority interest.......................................   28.1    29.1    33.4
Other...................................................  (43.3)  (37.6)  (23.5)
                                                         ------  ------  ------
                                                         $ 61.2  $ 72.4  $ 93.8
                                                         ======  ======  ======
Interest Expense, Net                                     1998    1997    1996
---------------------                                    ------  ------  ------
Interest incurred....................................... $216.8  $241.6  $244.4
Interest capitalized....................................  (12.3)  (10.0)  (12.7)
Interest income.........................................  (31.6)  (48.1)  (34.3)
                                                         ------  ------  ------
                                                         $172.9  $183.5  $197.4
                                                         ======  ======  ======
Research and development................................ $166.0  $166.3  $159.7
Maintenance and repairs.................................  109.7   113.6   107.1
Media advertising.......................................  592.2   637.0   565.9

10. Supplemental Balance Sheet Information

Inventories                                                        1998   1997
-----------                                                       ------ ------
Raw materials and supplies....................................... $257.9 $261.0
Work-in-process..................................................   32.9   33.5
Finished goods...................................................  455.2  433.9
                                                                  ------ ------
                                                                  $746.0 $728.4
                                                                  ====== ======

  Inventories valued under LIFO amounted to $162.2 and $157.9 at December 31, 1998 and 1997, respectively. The excess of current cost over LIFO cost at the end of each year was $39.8 and $46.7, respectively. The liquidations of LIFO inventory quantities increased income by $1.3, $0 and $1.4 in 1998, 1997 and 1996, respectively.

Property, Plant and Equipment, Net                           1998       1997
----------------------------------                         ---------  ---------
Land...................................................... $   122.6  $   120.6
Buildings.................................................     705.0      653.0
Machinery and equipment...................................   3,299.7    3,024.8
                                                           ---------  ---------
                                                             4,127.3    3,798.4
Accumulated depreciation..................................  (1,538.1)  (1,357.4)
                                                           ---------  ---------
                                                           $ 2,589.2  $ 2,441.0
                                                           =========  =========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)



Goodwill and Other Intangible Assets, Net                      1998      1997
-----------------------------------------                    --------  --------
Goodwill and other intangibles.............................. $3,080.8  $3,060.3
Accumulated amortization....................................   (556.7)   (475.0)
                                                             --------  --------
                                                             $2,524.1  $2,585.3
                                                             ========  ========
Other Accruals                                                 1998      1997
--------------                                               --------  --------
Accrued payroll and employee benefits....................... $  312.4  $  331.7
Accrued advertising.........................................    232.6     170.1
Accrued interest............................................     51.2      49.5
Accrued taxes other than income taxes.......................     72.0      46.7
Restructuring accrual.......................................     39.6      79.0
Other.......................................................    149.4     161.9
                                                             --------  --------
                                                             $  857.2  $  838.9
                                                             ========  ========
Other Liabilities                                              1998      1997
-----------------                                            --------  --------
Minority interest........................................... $  230.5  $  227.0
Pension and other benefits..................................    398.0     365.1
Other.......................................................    108.1     183.7
                                                             --------  --------
                                                             $  736.6  $  775.8
                                                             ========  ========

11. Fair Value of Financial Instruments

  The Company utilizes interest rate swap contracts and foreign currency exchange contracts to manage interest rate and foreign currency exposures. (See the Management's Discussion and Analysis--Managing Foreign Currency and Interest Rate Exposure for further discussion.) In assessing the fair value of financial instruments at December 31, 1998 and 1997, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  The carrying amounts of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 1998 and 1997. The estimated fair value of the Company's remaining financial instruments at December 31 are summarized as follows:

                                           1998                  1997
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
   (Liabilities)/Assets
     Long-term debt, including
      current portion.............. $(2,582.2) $(2,800.0) $(2,518.6) $(2,665.6)
     (including foreign exchange
      contracts)
   Other liabilities:
     Interest rate contracts.......      (2.4)      (3.6)      (7.1)     (18.4)
     Foreign exchange contracts....      (8.7)     (13.0)      10.3        9.0
   Equity:
     Foreign exchange contracts....      (2.9)      (2.7)       1.4        6.6

  (to hedge investment in subsidiaries)

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  As of December 31, 1998 and 1997, the Company had interest rate agreements outstanding with an aggregate notional amount of $825.0 and $929.8, respectively, with maturities through 2018.

  As of December 31, 1998 and 1997, the Company had approximately $411.1 and $657.2, respectively, of outstanding foreign exchange contracts. At December 31, 1998, approximately 8% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 15% hedged intercompany loans and 77% hedged third-party debt and other firm commitments.

  The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1998 was not significant.

12. Restructured Operations

  In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The primary elements of the reserve related to employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. As planned, the restructuring has produced savings that increase pretax earnings by over $150 annually.

  The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, are substantially completed. The remaining reserve amount of $39.6 primarily covers the reconfiguring of two factories in Asia/Africa and the consolidation of administrative operations following the implementation of SAP and related process changes in Europe and Asia/Africa. All remaining projects will be completed in 1999. The financing for remaining cash requirements will come from operations.

  A summary of the changes in the restructuring reserve is as follows:

                                              Manufacturing Contractual
                                    Workforce    Plants     Settlements  Total
                                    --------- ------------- ----------- -------
   Original reserve................  $210.0      $ 204.1      $ 46.4    $ 460.5
   1995 activity...................    (4.2)        (7.2)      (13.5)     (24.9)
   1996 activity...................   (93.4)      (118.6)      (20.4)    (232.4)
   1997 activity...................   (45.0)       (48.0)      (11.0)    (104.0)
                                     ------      -------      ------    -------
   Balance at December 31, 1997....    67.4         30.3         1.5       99.2
   1998 activity...................   (37.1)       (22.5)        --       (59.6)
                                     ------      -------      ------    -------
   Balance at December 31, 1998....  $ 30.3      $   7.8      $  1.5    $  39.6
                                     ======      =======      ======    =======

  In total the headcount reductions resulting from the restructuring projects are 4,655. The cumulative headcount reductions as of 1996, 1997 and 1998 were 2,275, 3,133 and 3,986, respectively. Factory closures and/or reconfigurations will total 25. The cumulative factory closures and/or reconfigurations as of 1996, 1997 and 1998 were 14, 20 and 23, respectively. The costs of completing the restructuring activities to date approximated the original reserve. The headcount and factory totals were increased by 513 and 1, respectively, as a result of refinements of original estimates.

  Of the restructuring reserve remaining as of December 31, 1998 and 1997, $39.6 and $79.0, respectively, is classified as a current liability, and $0 and $20.2, respectively, as a reduction of fixed assets.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


13. Quarterly Financial Data (Unaudited)

                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
1998
Net sales.................................. $2,159.5 $2,256.5 $2,265.4 $2,290.2
Gross profit...............................  1,123.5  1,172.6  1,192.6  1,192.6
Net income.................................    196.0    203.5    214.9    234.2
Earnings per common share:
  Basic....................................      .65      .67      .71      .78
  Diluted..................................      .60      .62      .66      .73
1997
Net sales.................................. $2,147.1 $2,300.9 $2,297.2 $2,311.5
Gross profit...............................  1,080.6  1,168.1  1,166.7  1,179.8
Net income.................................    169.6    175.8    188.6    206.4
Earnings per common share:
  Basic....................................      .56      .58      .62      .68
  Diluted..................................      .52      .54      .58      .63

14. Market and Dividend Information (Unaudited)

  The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the amount of dividends paid per share has increased for 36 consecutive years.

Market Price                     Common Stock            $4.25 Preferred Stock
                          --------------------------- ---------------------------
Quarter Ended                 1998          1997          1998          1997
-------------             ------------- ------------- ------------- -------------
                           High   Low    High   Low    High   Low    High   Low
                          ------ ------ ------ ------ ------ ------ ------ ------
March 31................  $87.81 $67.88 $56.88 $45.44 $79.50 $72.50 $72.50 $67.00
June 30.................   91.44  82.44  66.50  49.75  81.00  76.50  73.00  70.50
September 30............   96.94  65.56  77.13  61.81  87.00  80.50  74.50  68.94
December 31.............   94.75  68.00  74.50  62.25  88.00  85.00  78.00  69.50
Closing Price...........     $92.88        $73.50        $88.00        $76.50
Dividends Paid Per Share
Quarter Ended                 1998          1997          1998          1997
-------------                 ----          ----          ----          ----
March 31................      $.275         $.235        $1.0625       $1.0625
June 30.................       .275          .275         1.0625        1.0625
September 30............       .275          .275         1.0625        1.0625
December 31.............       .275          .275         1.0625        1.0625
                              -----         -----        -------       -------
  Total.................      $1.10         $1.06        $  4.25       $  4.25
                              =====         =====        =======       =======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

15. Earnings Per Share

                          For the Year Ended 1998    For the Year Ended 1997    For the Year Ended 1996
                         -------------------------- -------------------------- --------------------------
                                              Per                        Per                        Per
                          Income    Shares   Share   Income    Shares   Share   Income    Shares   Share
                         --------  -------- ------- --------  -------- ------- --------  -------- -------
Net income.............. $  848.6                   $  740.4                   $  635.0
Preferred dividends.....    (20.9)                     (21.1)                     (21.4)
                         --------                   --------                   --------
Basic EPS...............    827.7    295.0  $  2.81    719.3    295.3  $  2.44    613.6    293.3  $  2.09
                                            =======                    =======                    =======
Stock options...........               6.8                        6.9                        5.1
ESOP conversion.........     18.4     22.4              17.9     22.9              16.1     23.3
                         --------  -------          --------  -------          --------  -------
Diluted EPS............. $  846.1    324.2  $  2.61 $  737.2    325.1  $  2.27 $  629.7    321.7  $  1.96
                         ========  =======  ======= ========  =======  ======= ========  =======  =======

16. Commitments and Contingencies

  Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $67.3 in 1999, $63.5 in 2000, $56.2 in 2001, $51.0 in 2002, $48.9 in 2003 and $122.6 thereafter. Rental expense amounted to $102.7 in 1998, $94.4 in 1997 and $93.3 in 1996. Contingent
rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

  The Company has various contractual commitments to purchase raw materials, products and services totaling $60.6 that expire through 2001.

  The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters and other contingencies.

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

  While it is possible that the Company's cash flows and results of operations in particular quarterly or annual periods could be affected by the one-time impacts of the resolution of the above contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial condition or ongoing cash flows and results of operations.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1998
                 (Dollars in Millions Except Per Share Amounts)

        Column A           Column B      Column C           Column D       Column E
        --------          ---------- ----------------      ----------    -------------
                                        Additions
                                     ----------------
                          Balance at Charged to
                          Beginning  Costs and                            Balance at
      Description         of Period   Expenses  Other      Deductions    End of Period
      -----------         ---------- ---------- -----      ----------    -------------
Allowance for doubtful
 accounts...............    $ 35.8     $12.3    $ --         $12.2(/1/)     $ 35.9
                            ======     =====    =====        =====          ======
Accumulated amortization
 of goodwill and other
 intangibles............    $475.0     $81.7    $ --         $ --           $556.7
                            ======     =====    =====        =====          ======
Valuation allowance for
 deferred tax assets....    $124.3     $ --     $69.6(/2/)   $71.1(/2/)     $122.8
                            ======     =====    =====        =====          ======

--------
NOTES:
(/1/) Uncollectible accounts written off and cash discounts allowed.

(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely to not be utilized in the future.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1997
                 (Dollars in Millions Except Per Share Amounts)

        Column A           Column B      Column C           Column D       Column E
        --------          ---------- ----------------      ----------    -------------
                                        Additions
                                     ----------------
                          Balance at Charged to
                          Beginning  Costs and                            Balance at
      Description         of Period   Expenses  Other      Deductions    End of Period
      -----------         ---------- ---------- -----      ----------    -------------
Allowance for doubtful
 accounts...............    $ 33.8     $14.0    $ --         $12.0(/1/)     $ 35.8
                            ======     =====    =====        =====          ======
Accumulated amortization
 of goodwill and other
 intangibles............    $387.0     $88.0    $ --         $ --           $475.0
                            ======     =====    =====        =====          ======
Valuation allowance for
 deferred tax assets....    $114.9     $  .6    $30.8(/2/)   $22.0(/2/)     $124.3
                            ======     =====    =====        =====          ======

--------
NOTES:
(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely to not be utilized in the future.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1996
                 (Dollars in Millions Except Per Share Amounts)

        Column A           Column B      Column C      Column D      Column E
        --------          ---------- ---------------- ----------   -------------
                                        Additions
                                     ----------------
                          Balance at Charged to
                          Beginning  Costs and                      Balance at
      Description         of Period   Expenses  Other Deductions   End of Period
      -----------         ---------- ---------- ----- ----------   -------------
Allowance for doubtful
 accounts...............    $ 31.9     $11.8    $--      $9.9(/1/)    $ 33.8
                            ======     =====    ====     ====         ======
Accumulated amortization
 of goodwill and other
 intangibles............    $295.3     $91.7    $--      $--          $387.0
                            ======     =====    ====     ====         ======
Valuation allowance for
 deferred tax assets....    $118.2     $ --     $--      $3.3(/2/)    $114.9
                            ======     =====    ====     ====         ======

--------
NOTES:

(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which more likely to not be utilized in the future.

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

  We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                          /s/ Arthur Andersen LLP

New York, New York
February 2, 1999

                           COLGATE-PALMOLIVE COMPANY

                       Historical Financial Summary(/1/)
                 (Dollars in Millions Except Per Share Amounts)

                     1998     1997     1996     1995          1994          1993          1992     1991          1990     1989
                   -------- -------- -------- --------      --------      --------      -------- --------      -------- --------
Continuing
 Operations
Net sales........  $8,971.6 $9,056.7 $8,749.0 $8,358.2(/2/) $7,587.9      $7,141.3      $7,007.2 $6,060.3      $5,691.3 $5,038.8
Results of
 operations:
 Net income......     848.6    740.4    635.0    172.0(/2/)    580.2(/3/)    189.9(/4/)    477.0    124.9(/5/)    321.0    280.0
 Per share,
  basic..........      2.81     2.44     2.09      .52(/2/)     1.91(/3/)      .54(/4/)     1.46      .38(/5/)     1.14      .99
 Per share,
  diluted........      2.61     2.27     1.96      .51(/2/)     1.78(/3/)      .53(/4/)     1.37      .38(/5/)     1.06      .95
Depreciation and
 amortization
 expense.........     330.3    319.9    316.3    300.3         235.1         209.6         192.5    146.2         126.2     97.0
Financial
 Position
Current ratio....       1.1      1.1      1.2      1.3           1.4           1.5           1.5      1.5           1.4      1.9
Property, plant
 and equipment,
 net.............   2,589.2  2,441.0  2,428.9  2,155.2       1,988.1       1,766.3       1,596.8  1,394.9       1,362.4  1,105.4
Capital
 expenditures....     389.6    478.5    459.0    431.8         400.8         364.3         318.5    260.7         296.8    210.0
Total assets.....   7,685.2  7,538.7  7,901.5  7,642.3       6,142.4       5,761.2       5,434.1  4,510.6       4,157.9  3,536.5
Long-term debt...   2,300.6  2,340.3  2,786.8  2,992.0       1,751.5       1,532.4         946.5    850.8       1,068.4  1,059.5
Shareholders'
 equity..........   2,085.6  2,178.6  2,034.1  1,679.8       1,822.9       1,875.0       2,619.8  1,866.3       1,363.6  1,123.2
Share and Other
Book value per
 common share....      7.05     7.30     6.84     5.67          6.23          6.20          8.10     6.27          5.06     4.20
Cash dividends
 declared and
 paid per common
 share...........      1.10     1.06      .94      .88           .77           .67           .58      .51           .45      .39
Closing price....     92.88    73.50    46.13    35.13         31.69         31.19         27.88    24.44         18.44    15.88
Number of common
 shares
 outstanding (in
 millions).......     292.7    295.4    294.3    291.7         288.8         298.5         320.5    294.7         266.4    264.4
Number of
 shareholders of
 record:
 $4.25 Preferred.       296      320      350      380           400           450           470      460           500      500
 Common..........    45,800   46,800   45,500   46,600        44,100        40,300        36,800   34,100        32,000   32,400
Average number of
 employees.......    38,300   37,800   37,900   38,400        32,800        28,000        28,800   24,900        24,800   24,100

--------
(/1/) All share and per share amounts have been restated to reflect both the
      1997 and the 1991 two-for-one stock splits.
(/2/) Income in 1995 includes a net provision for restructured operations of $369.2. (Excluding the charge, earnings per share would have been $1.79, basic and $1.67, diluted.)
(/3/) Income in 1994 includes a one-time charge of $5.2 for the sale of a non-
      core business, Princess House.
(/4/) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2. (Excluding this charge, earnings per share would have been $1.69, basic and $1.58, diluted.)
(/5/) Income in 1991 includes a net provision for restructured operations of $243.0. (Excluding this charge, earnings per share would have been $1.28, basic and $1.20, diluted.)

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

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

    4-A Rights Agreement dated as of October 23, 1998 between registrant and First Chicago Trust Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-K dated October
             22, 1998, File No. 1-644-2.)

    4-B(a) Other instruments defining the rights of security holders, includ-ing indentures.*

      (b)    Colgate-Palmolive Company Employee Stock Ownership Trust Note
             Agreement dated as of June 1, 1989. (Registrant hereby incorpo-rates by reference Exhibit 4-B (b) to its Annual Report on Form
             10-K for the year ended December 31, 1989, File No. 1-644-2.)

   10-A      Colgate-Palmolive Company 1977 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-A to its Annual Report on Form 10-K for the year ended December 31, 1986,
             File No. 1-644-2.)

   10-B(a) Colgate-Palmolive Company Executive Incentive Compensation Plan, as amended. (Registrant hereby incorporates by reference Exhibit
             10-B(a) to its Annual Report on Form 10-K for the year ended De-cember 31, 1997, File No. 1-644.)

      (b)    Colgate-Palmolive Company Executive Incentive Compensation Plan
             Trust, as amended. (Registrant hereby incorporates by reference
             Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

   10-C(a) Colgate-Palmolive Company Supplemental Salaried Employees Retire-ment Plan. (Registrant hereby incorporates by reference Exhibit
             10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

      (b) Colgate-Palmolive Company Supplemental Salaried Employees Retire-ment Plan Trust. (Registrant hereby incorporates by reference Ex-hibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

   10-D(a) Lease dated August 15, 1978 between Harold Uris, d/b/a Uris Hold-ing Company, and Colgate-Palmolive Company. (Registrant hereby in-corporates by reference Exhibit 2(b) to its Annual Report on Form
             10-K for the year ended December 31, 1978, File No. 1-644-2.)

      (b)    First Supplemental Amendment dated as of January 1, 1989, between
             The Bank of New York as trustee under the will of Harold D. Uris, deceased, d/b/a Uris Holding Company, and Colgate-Palmolive Compa-ny. (Registrant hereby incorporates by reference Exhibit 10-D (b) to its Quarterly Report on Form 10-Q for the quarter ended June
             30, 1995, File No. 1-644.)

      (c)    Second Supplemental Agreement dated as of March 15, 1995, between
             The Bank of New York as trustee under the will of Harold D. Uris, deceased, and Colgate-Palmolive Company. (Registrant hereby incor-porates by reference Exhibit 10-D (c) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 1-644.)

      (d)    Third Supplemental Agreement dated as of June 13, 1996, between
             300 Park Avenue, LLC (as successor in interest to The Bank of New
             York, as Trustee under the will of Harold D. Uris, deceased) and Colgate-Palmolive Company. (Registrant hereby incorporates by ref-erence Exhibit 10-D(d) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

 Exhibit No.                             Description
 -----------                             -----------
   10-E(a)   Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-
             E (a) to its Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998, File No. 1-644.)

      (b) Colgate-Palmolive Company Executive Severance Plan Trust. (Regis-trant hereby incorporates by reference Exhibit 10-E (b) to its An-nual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

   10-F Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference
             Exhibit 10-F to its Annual Report on Form 10-K for the year ended
             December 31, 1997, File No. 1-644.)

   10-G      Colgate-Palmolive Company Stock Plan for Non-Employee Directors.
             (Registrant hereby incorporates by reference Exhibit 10-G to its Annual Report on Form 10-K for the year ended December 31, 1997,
             File No. 1-644.)

   10-H Colgate-Palmolive Company Restated and Amended Deferred Compensa-tion Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-
             644.)

   10-I Career Achievement Plan. (Registrant hereby incorporates by refer-ence Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 1986, File No. 1-644-2.)

   10-J      Colgate-Palmolive Company 1987 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997,
             File No. 1-644.)

   10-K(a)   Stock Incentive Agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated January
             13, 1993, pursuant to the Colgate-Palmolive Company 1987 Stock Op-tion Plan, as amended. (Registrant hereby incorporates by refer-ence Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-644-2.)

      (b)    Stock Incentive Agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated November
             7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Op-tion Plan. (Registrant hereby incorporates by reference Exhibit
             10-K(b) to its Annual Report on Form 10-K for the year ended De-cember 31, 1997, File No. 1-644.)

   10-L Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit
             10-L to its Annual Report on Form 10-K for the year ended December
             31, 1997, File No. 1-644.)

   10-M(a)   U.S. $800,000,000 Five Year Credit Agreement dated as of May 30,
             1997. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 1-644.)

      (b) Amendment dated as of April 1, 1998 to the Five Year Credit Agree-ment dated as of May 30, 1997. (Registrant hereby incorporates reference Exhibit 10-M(b) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-644.)

   10-N      Colgate-Palmolive Company 1996 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended, December 31, 1997,
             File No. 1-644.)

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