Form 10-Q
period 1999-03-31
COLGATE PALMOLIVE CO
filed 1999-05-14
CIK 21665

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999.
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to __________________.

                         Commission File Number 1-644
                                                -----

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      --------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

           Class              Shares Outstanding           Date
           -----              ------------------   ---------------------
Common, $1.00 par value          292,198,773           April 30, 1999

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)



--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------

                                                      1999                 1998
                                               -------------------  -------------------
Net sales                                                 $2,175.3             $2,159.5
Cost of sales                                              1,009.4              1,036.0
                                                          --------             --------
Gross profit                                               1,165.9              1,123.5

Selling, general and administrative expenses                 801.0                781.1
Interest expense                                              54.0                 50.3
Interest income                                                8.1                  7.1
                                                          --------             --------
                                                             846.9                824.3
                                                          --------             --------

Income before income taxes                                   319.0                299.2
Provision for income taxes                                   110.1                103.2
                                                          --------             --------

Net income                                                $  208.9             $  196.0
                                                          ========             ========

Earnings per common share:
 Basic:                                                   $    .70             $    .65
                                                          ========             ========

 Diluted:                                                 $    .65             $    .60
                                                          ========             ========

Dividends declared per common share*:                     $    .55             $    .55
                                                          ========             ========

* Two dividends were declared in each period.
See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)


--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                         March 31,        December 31,
                                                                          1999               1998
                                                                      -------------     --------------
Current Assets:
    Cash and cash equivalents                                         $       189.0     $        181.7
    Marketable securities                                                      16.1               12.8
    Receivables (less allowance of $34.1 and $38.3)                         1,097.7            1,085.6
    Inventories                                                               742.4              746.0
    Other current assets                                                      229.0              218.8
                                                                      -------------     --------------
                                                                            2,274.2            2,244.9

Property, Plant and Equipment:
    Cost                                                                    4,017.8            4,127.3
    Less:  Accumulated depreciation                                         1,530.9            1,538.1
                                                                      -------------     --------------
                                                                            2,486.9            2,589.2

Goodwill and other intangibles (net of accumulated
    amortization of $576.0 and $556.7)                                      2,288.4            2,524.1
Other assets                                                                  343.3              327.0
                                                                      -------------     --------------
                                                                      $     7,392.8     $      7,685.2
                                                                      =============     ==============



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                           March 31,             December 31,
                                                                             1999                    1998
                                                                         -----------             ------------
Current Liabilities:
 Notes and loans payable                                                  $   189.9                $   175.3
 Current portion of long-term debt                                            285.8                    281.6
 Accounts payable                                                             701.6                    726.1
 Accrued income taxes                                                          86.7                     74.2
 Other accruals                                                               909.3                    857.2
                                                                          ---------                ---------
                                                                            2,173.3                  2,114.4

Long-term debt                                                              2,357.2                  2,300.6
Deferred income taxes                                                         448.3                    448.0
Other liabilities                                                             739.3                    736.6

Shareholders' Equity:
 Preferred stock                                                              372.8                    376.2
 Common stock                                                                 366.4                    366.4
 Additional paid-in capital                                                 1,196.9                  1,191.1
 Retained earnings                                                          3,688.7                  3,641.0
 Cumulative foreign currency
    translation adjustments                                                (1,050.1)                  (799.8)
                                                                          ---------                ---------
                                                                            4,574.7                  4,774.9

 Unearned compensation                                                       (352.2)                  (355.5)
 Treasury stock, at cost                                                   (2,547.8)                (2,333.8)
                                                                          ---------                ---------
                                                                            1,674.7                  2,085.6
                                                                          ---------                ---------
                                                                          $ 7,392.8                $ 7,685.2
                                                                          =========                =========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                  -------------------------------------
                                                                                               March 31,
                                                                                               ---------
                                                                                        1999                1998
                                                                                  ----------------     ---------------
Operating Activities
----------------------
Net cash provided by operating activities                                             $322.0                  $202.9

Investing Activities:
---------------------
Capital expenditures                                                                   (62.5)                  (77.5)
Payments for acquisitions, net of cash acquired                                         (4.3)                    (.1)
Investments in  marketable securities and other investments                             (2.7)                  (23.4)
Other                                                                                   (3.6)                    (.9)
                                                                                       -----                  ------

Net cash used for investing activities                                                 (73.1)                 (101.9)


Financing Activities:
---------------------
Principal payments on debt                                                             (23.1)                  (59.2)
Proceeds from issuance of debt                                                          82.7                   126.3
Dividends paid                                                                         (80.8)                  (83.8)
Purchase of common stock                                                              (192.1)                  (83.7)
Other                                                                                  (26.5)                   (7.2)
                                                                                      ------                   -----

Net cash used for financing activities activities                                     (239.8)                 (107.6)

Effect of exchange rate changes on
       cash and cash equivalents                                                        (1.8)                    (.3)
                                                                                     -------                 -------

Net increase (decrease) in cash and cash equivalents                                     7.3                    (6.9)
Cash and cash equivalents at beginning of period                                       181.7                   183.1
                                                                                     -------                 -------
Cash and cash equivalents at end of period                                           $ 189.0                 $ 176.2
                                                                                     =======                 =======

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)

--------------------------------------------------------------------------------

1. The condensed consolidated financial statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 1999 and 1998 may not be representative of results to be expected for a full year.

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

3. Inventories by major classes were as follows:

                                                       March 31,             December 31,
                                                         1999                   1998
                                                     ------------            -----------
   Raw materials and supplies                          $240.9                   $257.9
   Work-in-process                                       33.2                     32.9
   Finished goods                                       468.3                    455.2
                                                       ------                   ------
                                                       $742.4                   $746.0
                                                       ======                   ======


4.   Earnings Per Share:

                           For the Three Months Ended 1999             For the Three Months Ended 1998
                        ------------------------------------      ----------------------------------------
                                                        Per                                           Per
                        Income          Shares         Share          Income         Shares          Share
                        ------------------------------------      ----------------------------------------
Net income              $208.9                                    $196.0
Preferred dividends       (5.2)                                     (5.3)
                        ------                                    ------

 Basic EPS               203.7          292.1          $.70        190.7             295.6           $.65
                                                       ====                                          ====

Stock options                             6.4                                          7.3
ESOP conversion             4.7          22.2                        4.7              22.8
                         ------         -----                     ------             -----

 Diluted EPS             $208.4         320.7          $.65       $195.4             325.7           $.60
                         ======         =====          ====       ======             =====           ====

                           COLGATE-PALMOLIVE COMPANY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)

--------------------------------------------------------------------------------

5. Comprehensive income

   Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:


                                                                            Three months ended March 31,
                                                                            1999                 1998
                                                                          -----------------------------
Net income                                                                 $ 208.9               $196.0
Foreign currency translation adjustment due to devaluation of
 Brazilian Real                                                             (224.0)                   -
Other foreign currency translation adjustments                               (26.3)                 3.9
                                                                           -------               ------
Total comprehensive income (loss)                                          $ (41.4)              $199.9
                                                                           =======               ======

   The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real in the three months ended March 31, 1999 related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

6. Segment Information -

                                                      Three months ended March 31,
                                                         1999              1998
                                             ----------------------------------------------
Net Sales
North America                                             $  533.3               $  486.1
Latin America                                                534.5                  578.0
Europe                                                       501.5                  504.0
Asia/Africa                                                  361.0                  360.4
                                                          --------               --------
Total Oral, Personal and Household Care                    1,930.3                1,928.5

Total Pet Nutrition                                          245.0                  231.0
                                                          --------               --------
  Net Sales                                               $2,175.3               $2,159.5
                                                          ========               ========

Earnings by Business Segment
North America                                             $  113.0               $   90.1
Latin America                                                128.2                  137.8
Europe                                                        89.6                   80.4
Asia/Africa                                                   42.4                   42.4
                                                          --------               --------
Total Oral, Personal and Household Care                      373.2                  350.7

Total Pet Nutrition                                           44.5                   39.8
Corporate                                                    (52.8)                 (48.1)
                                                          --------               --------
Earnings before interest and taxes                           364.9                  342.4

Interest expense,net                                         (45.9)                 (43.2)
                                                          --------               --------
Income before income taxes                                $  319.0               $  299.2
                                                          ========               ========

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)
--------------------------------------------------------------------------------

7. Subsequent Event

   On May 5, 1999, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders will receive one additional share of Colgate common stock for each share they hold as of May 19, 1999. Par value will remain at $1 per share. Giving retroactive effect for the stock split, common shares outstanding as of March 31, 1999 would have been 584,222,254. Earnings per share, after giving retroactive effect to the two-for-one split are presented below for the three months ended March 31, 1999 and 1998:

                                                1999              1998
                                             -------           -------
   Basic EPS                                   $0.35             $0.32
   Diluted EPS                                  0.32              0.30

   Financial information contained elsewhere in this report has not been adjusted to reflect the impact of the common stock split.

8. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1998 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,175.3 in the first quarter of 1999, a 1% increase over the 1998 first quarter, reflecting overall unit volume increase of 3%, substantially offset by the decline in foreign currencies. Sales would have grown 5%, excluding the negative effect of foreign exchange declines.

First quarter sales in the Oral, Personal and Household Care segment were $1,930.3, up less than 1% from 1998 on volume growth of 2%.

Colgate-North America sales reached $533.3 in the first quarter of 1999. Sales, excluding divested businesses, grew 11% on volume gains of 13% primarily driven by new products in all core categories. These new products included the launch of Colgate Total Fresh Stripe toothpaste in late March and the introduction of Palmolive lemon dishwashing liquid and antibacterial hand soap.

Colgate-Europe sales were level with a year ago at $501.5 for the first quarter of 1999. Volume decrease of 2% was attributed to the economic crisis in Russia. Excluding Russia, sales were up 4% and unit volume rose 1% largely due to increases in Italy, Greece, Holland and Germany. Market shares are healthy across the region as a result of the relaunch of Colgate Total toothpaste and new varieties of Palmolive shower gel and Palmolive liquid soaps.

Colgate-Latin America sales decreased 8% to $534.5 on a volume decrease of 3%. Strong growth in Mexico, Central America, the Caribbean, Argentina, Chile and the Dominican Republic largely offset difficult economic conditions in Brazil and Ecuador. The introduction of Speed Stick gel in four new countries and product extensions of Softsoap liquid soap and Palmolive shower gels continue to strengthen market leadership.

Colgate-Asia/Africa first quarter sales increased slightly to $361.0. The Company had strong volume growth in Greater China, South Pacific, Taiwan and Vietnam partially offset by volume declines in the ASEAN countries of Malaysia, Philippines and Thailand. Volume increased 1%.

Sales in the Pet Nutrition segment increased 6% to $245.0 on volume gains of 8% largely as a result of strong volume growth in the international regions. Hill's-International benefited from new feline varieties, and improvements in the entire dry cat food line complemented by increased advertising.

Worldwide gross profit margin for the first quarter of 1999 increased to 53.6% from 52.0%, benefiting from continued streamlining of manufacturing, global sourcing and other cost reduction programs.

Selling, general and administrative expenses in the first quarter of 1999 increased slightly as a percentage of sales to 36.8% from 36.2%. The higher level of expenses included nonrecurring costs related to year 2000, implementing SAP software and related changes in manufacturing processes.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Earnings before interest and taxes (EBIT) increased 6.6% to $364.9, and reached a level of 16.8% of sales.

Interest expense, net of interest income increased to $45.9 in the 1999 first quarter as compared with $43.2 in 1998. The increase is primarily due to increased levels of debt incurred in connection with stock repurchases.

The effective tax rate was 34.5% in the first quarter of 1999 and 1998. The 34.5% reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1998 full year rate of 32.1%. The rate in 1998 benefited from global tax planning strategies, including the realization of tax credits.

First quarter 1999 net income increased 6.6% to $208.9 or $.70 per share compared with $196.0 or $.65 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 59% to $322.0 in the 1999 first quarter compared with $202.9 in the 1998 first quarter. The improvement was generated by the increase in operating profit and working capital management. At March 31, 1999, $667.4 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 1998 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

Year 2000 Update
----------------

The Company has developed plans to address the possible exposures related to the year 2000 on the Company's operations as outlined in the 1998 Form 10-K. The Company is converting to SAP, which is year 2000 compliant. This project is progressing on schedule, with 84% of the planned global conversions for 1999 completed by the end of the first quarter of 1999. Internal systems not converted to SAP are being remediated to be year 2000 compliant.

The year 2000 project plan has not materially changed and is progressing in accordance with previously identified time schedules outlined in the 1998 Form 10-K. Specifically, the first three phases of the plan are complete and the fourth phase is 97% completed with respect to the system testing, remediation and contingency plans for critical internal systems. Progress against project plan timelines is monitored through a system of internal reporting and is presented to senior management and the Audit Committee of the Board of Directors or the full Board on a frequent basis.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Year 2000 Update (continued)
----------------------------

The Company currently estimates that the total incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000 to be approximately $30 million, of which approximately 50% has been spent to date. These costs are charged to expense as incurred and are incremental to the investment in SAP systems.

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

                           COLGATE-PALMOLIVE COMPANY

PART II.  OTHER INFORMATION
--------  -----------------

--------------------------------------------------------------------------------

Item 1. Legal Proceedings
------- -----------------

        For information regarding legal matters refer to Note 16 to the consolidated financial statements on page 37 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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



                                        COLGATE-PALMOLIVE COMPANY
                                        -------------------------
                                        (Registrant)



                           Principal Financial Officer:


May 14, 1999               /s/    Stephen C. Patrick
                           --------------------------------
                                  Stephen C. Patrick
                               Chief Financial Officer



                           Principal Accounting Officer:


May 14, 1999               /s/     Dennis J. Hickey
                           -------------------------------
                                   Dennis J. Hickey
                                 Vice President and
                                Corporate Controller