Form 10-Q
period 1999-06-30
COLGATE PALMOLIVE CO
filed 1999-08-12
CIK 21665

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission File Number 1-644


                           COLGATE-PALMOLIVE COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                13-1815595
  -----------------------------------      -------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


        300 PARK AVENUE, NEW YORK, NEW YORK           10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No _____
                                       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                    Shares Outstanding                 Date
-----------------------        ----------------------          --------------
Common, $1.00 par value             582,994,532                 July 31, 1999

PART I.   FINANCIAL INFORMATION
-------   ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


__________________________________________________________________________________________________________________________
                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                         June 30,
                                                                       --------                         --------

                                                                  1999             1998             1999            1998
                                                                  ----             ----             ----            ----
Net sales                                                     $  2,285.0       $  2,256.5       $  4,460.3      $  4,416.0

Cost of sales                                                    1,063.7          1,083.9          2,073.1         2,119.9
                                                              ----------       ----------       ----------      ----------
Gross profit                                                     1,221.3          1,172.6          2,387.2         2,296.1

Selling, general and administrative
    expenses                                                       831.5            824.7          1,632.5         1,605.8
Interest expense                                                    54.5             51.0            108.5           101.3
Interest income                                                    (10.3)            (6.9)           (18.4)          (14.0)
                                                              ----------       ----------       ----------      ----------

Income before income taxes                                         345.6            303.8            664.6           603.0
Provision for income taxes                                         117.5            100.3            227.6           203.5
                                                              ----------       ----------       ----------      ----------

Net income                                                    $    228.1       $    203.5       $    437.0      $    399.5
                                                              ==========       ==========       ==========      ==========

Earnings per common share:

     Basic                                                    $      .38       $      .34       $      .73      $      .66
                                                              ==========       ==========       ==========      ==========

     Diluted                                                  $      .36       $      .31       $      .68      $      .61
                                                              ==========       ==========       ==========      ==========

Dividends declared per common share*                          $     -          $     -          $     .275      $     .275
                                                              ==========       ==========       ==========      ==========

* Includes two dividend declarations in the first quarter periods.

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

________________________________________________________________________________

                                    ASSETS
                                    ------

                                                   June 30,       December 31,
                                                     1999            1998
                                                 -----------      -----------
Current Assets:
     Cash and cash equivalents                   $     198.1      $     181.7
     Marketable securities                              53.8             12.8
     Receivables (net of allowances of
        $34.4 and $35.9)                             1,173.1          1,085.6
     Inventories                                       743.0            746.0
     Other current assets                              220.4            218.8
                                                 -----------      -----------
                                                     2,388.4          2,244.9

Property, plant and equipment, at cost:              4,051.8          4,127.3
     Less:  Accumulated depreciation                 1,565.0          1,538.1
                                                 -----------      -----------
                                                     2,486.8          2,589.2

Goodwill and other intangible assets
     (net of accumulated amortization
     of $549.0 and $556.7)                           2,212.6          2,524.1
Other assets                                           326.6            327.0
                                                 -----------      -----------
                                                 $   7,414.4      $   7,685.2
                                                 ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Millions)
                                  (Unaudited)

________________________________________________________________________________

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                               June 30,    December 31,
                                                 1999          1998
                                              ---------     ---------
Current Liabilities:
     Notes and loans payable                  $   211.2     $   175.3
     Current portion of long-term debt            504.9         281.6
     Accounts payable                             694.2         726.1
     Accrued income taxes                          51.5          74.2
     Other accruals                               880.2         857.2
                                              ---------     ---------
                                                2,342.0       2,114.4

Long-term debt                                  2,128.9       2,300.6
Deferred income taxes                             505.5         448.0
Other liabilities                                 676.5         736.6

Shareholders' equity:
     Preferred stock                              370.7         376.2
     Common stock                                 732.9         732.9
     Additional paid-in capital                   876.4         824.6
     Retained earnings                          3,906.5       3,641.0
     Cumulative foreign currency
        translation adjustments                (1,077.2)       (799.8)
                                              ---------     ---------
                                                4,809.3       4,774.9

     Unearned compensation                       (352.2)       (355.5)
     Treasury stock, at cost                   (2,695.6)     (2,333.8)
                                              ---------     ---------
                                                1,761.5       2,085.6
                                              ---------     ---------
                                              $ 7,414.4     $ 7,685.2
                                              =========     =========

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)




--------------------------------------------------------------------------------------
                                                              Six Months Ended
                                                              ----------------
                                                                   June 30,
                                                                   --------
                                                           1999                 1998
                                                         --------            ---------

Operating Activities:
--------------------

Net cash provided by operating activities               $    551.5          $    480.9

Investing Activities:
--------------------

Capital expenditures                                        (145.9)             (157.5)
Payments for acquisitions, net of cash acquired              (19.6)                (.7)
Sale of non-core product lines                                89.7                 5.0
Investments in marketable securities and other
  investments                                                (39.5)               (6.4)
Other                                                         (6.7)               (8.9)
                                                        ----------          ----------
Net cash used for investing activities                      (122.0)             (168.5)

Financing Activities:
--------------------

Principal payments on debt                                  (303.1)             (315.3)
Proceeds from issuance of debt                               378.4               346.5
Dividends paid                                              (171.5)             (174.6)
Purchase of common stock                                    (302.0)             (173.7)
Other                                                        (12.1)               (2.1)
                                                        ----------          -----------
Net cash used for financing activities                      (410.3)             (319.2)

Effect of exchange rate changes on
    cash and cash equivalents                                 (2.8)                (.2)
                                                        ----------          -----------

Net increase (decrease) in cash and cash equivalents          16.4                (7.0)
Cash and cash equivalents at beginning of period             181.7               183.1
                                                        ----------          ----------
Cash and cash equivalents at end of period              $    198.1          $    176.1
                                                        ==========          ==========

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

3.   Inventories by major classes were as follows:

                                                   June 30,     December 31,
                                                     1999            1998
                                                  --------      ------------
     Raw material and supplies                    $  206.2        $  257.9
     Work-in-process                                  32.9            32.9
     Finished goods                                  503.9           455.2
                                                  --------        --------
                                                  $  743.0        $  746.0
                                                  ========        ========

4.   Earnings Per Share:

                                                                     For the Three Months Ended
                                                                     --------------------------

                                                 June 30, 1999                                      June 30, 1998
                                                 -------------                                      -------------
                                                                      Per                                                Per
                                    Income          Shares           Share             Income          Shares           Share
                                    ------          ------           -----             ------          ------           -----
Net income                           $228.1                                             $203.5
Preferred dividends                    (5.1)                                              (5.1)
                                     ------                                             ------

   Basic EPS                          223.0          584.1            $.38               198.4           592.1            $.34
                                                                      ====                                                ====

Stock options                                         12.2                                                14.3
ESOP conversion                         4.4           44.1                                 4.6            45.2
                                     ------          -----                              ------           -----

   Diluted EPS                       $227.4          640.4            $.36              $203.0           651.6            $.31
                                     ======          =====            ====              ======           =====            ====

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)



-----------------------------------------------------------------------------------------------------------------

                                                             For the Six Months Ended
                                                             ------------------------

                                                June 30, 1999                        June 30, 1998
                                                -------------                        -------------
                                                                  Per                                     Per
                                         Income     Shares       Share          Income      Shares       Share
                                         ------     ------       -----          ------      ------       -----
Net income                               $437.0                                 $399.5
Preferred dividends                       (10.3)                                 (10.5)
                                         ------                                 ------

   Basic EPS                              426.7      583.9        $.73           389.0       591.6        $.66
                                                                  ====                                    ====

Stock options                                         12.5                                    14.6
ESOP conversion                             9.1       44.1                         9.2        45.2
                                         ------      -----                      ------      ------

   Diluted EPS                           $435.8      640.5        $.68          $398.2       651.4        $.61
                                         ======      =====        ====          ======      ======        ====


5.   Comprehensive income

     Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three months and six months ended June 30, 1999 and 1998 were as follows:


                                                           Three months ended           Six months ended
                                                                  June 30,                   June 30,
                                                               1999       1998             1999        1998
                                                           ----------   ---------       ---------   ---------
     Net income                                            $    228.1   $   203.5       $   437.0   $   399.5
     Foreign currency translation adjustment due to
          devaluation of Brazilian Real                         (12.5)        -            (236.5)        -
     Other foreign currency translation adjustments             (14.6)      (22.4)          (40.9)      (18.5)
                                                           ----------   ---------       ---------   ---------
     Total comprehensive income                            $    201.0   $   181.1       $   159.6   $   381.0
                                                           ==========   =========       =========   =========

     The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real in the three months and six months ended June 30, 1999 related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

6.   Segment Information -

                                                     Three months ended June 30,          Six months ended June 30,
                                                       1999              1998               1999              1998
                                                  -----------       -----------        -----------       -----------
     Net Sales
     North America                                $     534.9       $     523.7        $   1,068.2       $   1,009.8
     Latin America                                      613.6             609.1            1,148.1           1,187.1
     Europe                                             495.4             517.1              996.9           1,021.1
     Asia/Africa                                        377.8             363.6              738.8             724.0
                                                  -----------       -----------        -----------       -----------
     Total Oral, Personal and Household Care          2,021.7           2,013.5            3,952.0           3,942.0
     Total Pet Nutrition                                263.3             243.0              508.3             474.0
                                                  -----------       -----------        -----------       -----------
     Net Sales                                    $   2,285.0       $   2,256.5        $   4,460.3       $   4,416.0
                                                  ===========       ===========        ===========       ===========

     Earnings by Business Segment
     North America                                $     103.1       $      99.6        $     216.1       $     189.7
     Latin America                                      129.8             122.9              258.0             260.7
     Europe                                              82.4              74.6              172.0             155.0
     Asia/Africa                                         42.9              40.7               85.3              83.1
                                                  -----------       -----------        -----------       -----------
     Total Oral, Personal and Household Care            358.2             337.8              731.4             688.5
     Total Pet Nutrition                                 51.0              39.3               95.5              79.1
     Corporate                                          (19.4)            (29.2)             (72.2)            (77.3)
                                                  -----------       -----------        -----------       -----------
     Earnings before interest and taxes                 389.8             347.9              754.7             690.3
     Interest expense, net                              (44.2)            (44.1)             (90.1)            (87.3)
                                                  -----------       -----------        -----------       -----------
     Income before income taxes                   $     345.6       $     303.8        $     664.6       $     603.0
                                                  ===========       ===========        ===========       ===========

7. On May 5, 1999, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders received one additional share of common stock for each share they held as of May 19, 1999, which was distributed June 30, 1999. Par value remained at $1 per share. All share and per share amounts contained in the Condensed Consolidated Financial Statements and Exhibits have been restated to give effect to the stock split.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------


8. In June 1999, the Financial Accounting Standards Board deferred the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

9. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1998 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,285.0 in the second quarter of 1999, a 1% increase over the 1998 second quarter, reflecting unit volume gains of 4% partially offset by a decline in foreign currency translation. Sales would have risen 7%, excluding the effect of foreign exchange declines.

Sales in the Oral, Personal and Household Care segment were $2,021.7, up slightly as compared to 1998 sales of $2,013,5, on volume growth of 3%.

Colgate-Latin America sales increased 1% to $613.6 on volume gains of 4%, led by strong volume growth in Mexico, Brazil, and Chile. The success of products, such as Colgate Double Cool Stripe toothpaste, Colgate Sensation whitening toothpaste, as well as the herbal toothpaste under the Sorriso and Kolynos brand names strengthened the region's market shares.

Colgate-North America sales reached $534.9 in the second quarter of 1999. Sales, excluding divested businesses, grew 3% on volume gains of 5% primarily driven by new products in all core categories. These new products included the launch of Colgate Total Fresh Stripe toothpaste in late March and toothpaste and toothbrush entries for youngsters. Other strong performers included Speed Stick Ultimate deodorant, Lady Speed Stick gel, and Palmolive baking soda fresh scent dishwasher detergent.

Colgate-Europe second quarter sales decreased 4% to $495.4 on a volume decrease of 1%. Excluding Russia, volume would have risen 1% largely due to volume increases in the United Kingdom, Switzerland and the Nordic Group. Volume gains in the quarter reflected the successful relaunch of Colgate Total toothpaste and new varieties of Palmolive shower gel.

Colgate-Asia/Africa second quarter sales increased 4% to $377.8 largely as a result of increased sales in China and India, recovery in the ASEAN group and continued growth in Australia and Vietnam. Volume increased 7%. China experienced significant growth through continued geographic expansion as well as new product launches. Colgate is now the leading toothpaste company in China.

Hill's Pet Nutrition segment experienced an 8% increase in sales to $263.3 with unit volume gains of 8%. Hill's-International benefited from new products, increased media advertising in Japan and in-clinic marketing programs in Europe. Hill's has experienced new product momentum particularly with Science Diet Hairball Control for cats and new Prescription Diet formulas for the dietary management of liver and renal disease.

Sales in the Oral, Personal and Household Care segment for the six months ended June 30, 1999 were up modestly at $3,952.0 from the comparable period in 1998 as volume growth of 3% was offset by a decline in foreign currencies. Within this segment, Colgate-Latin America sales decreased 3% on flat volumes, Colgate-North America sales excluding divested businesses increased 7% on volume growth of 9%, Colgate-Europe sales decreased 2% on volume declines of 2% and Colgate-Asia/Africa sales increased 2% on volume growth of 4%.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Worldwide gross profit margin for the second quarter of 1999 increased to 53.4% from 52.0%. The Company continues to benefit from product mix, manufacturing cost reduction initiatives, global sourcing and other cost reduction programs.

Selling, general and administrative (SG&A) expenses were generally level with prior periods as a percentage of sales, decreasing to 36.4% in the second quarter of 1999 from 36.5% in 1998, and increasing to 36.6% in the first half of 1999 from 36.4% for the comparable period in 1998.

During the quarter, as part of the Company's ongoing program of product standardization and organization redesign, the Company incurred one-time charges related to the exiting of certain activities, such as the manufacture of aluminum tubes in Brazil, all of which will be implemented before the end of 1999. These charges were offset by a gain of $17.6 million recorded on the sale of the U.S. Baby Magic brand.

Earnings before interest and taxes (EBIT) increased 12.0% to $389.8 in the 1999 second quarter, and reached a level of 17.1% of sales versus 15.4% in second quarter 1998. For the first half of 1999 EBIT increased 9.3% to $754.7, a level of 16.9% of sales as compared to 15.6% in 1998.

Interest expense, net of interest income, remained level at $44.2 in the 1999 second quarter as compared with $44.1 in 1998. For the first half of 1999 interest expense increased to $90.1 compared with $87.3 in 1998 primarily as a result of increased levels of debt incurred in connection with stock repurchases.

The effective tax rate for the second quarter 1999 was 34.0% versus 33.0% for the second quarter 1998. The effective rate for the first half of 1999 was 34.2% versus 33.7% for the same period in 1998. The 34.2% rate reflects the company's current estimate of its full year effective income tax rate which is slightly higher than the 1998 full year rate. The rate in 1998 benefited from global tax planning strategies, including the realization of tax credits.

Net income for the second quarter 1999 increased 12.1% to $228.1 or $.38 per share compared with $203.5 or $.34 per share in the prior year. For the first half of 1999, net income increased 9.4% to $437.0 or $.73 per share compared with $399.5 or $.66 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 14.7% to $551.5 in the 1999 first half compared with $480.9 in the 1998 first half. The improvement was primarily generated by the increase in operating profit. At June 30, 1999, $588.6 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis. The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) at June 30, 1999 was 59.5%.

Reference should be made to the Company's 1998 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)


--------------------------------------------------------------------------------


Year 2000 Update
----------------

The Company has developed plans to address the possible exposures related to the year 2000 on the Company's operations as outlined in the 1998 Form 10-K. The Company is converting to SAP, which is year 2000 compliant. At June 30, 1999, computer systems supporting 97% of the Company's operations have either been converted to SAP or remediated to be year 2000 compliant.

The year 2000 project plan has not materially changed and is progressing in accordance with previously identified time schedules outlined in the 1998 Form 10-K. Specifically, the first three phases of the plan are complete and the fourth phase is substantially completed with respect to the system testing, remediation, certification and contingency plans for critical internal systems. In addition, we have been working closely with our business critical suppliers to ensure that we can continue to meet consumer demand. Progress against project plan timelines is monitored through a system of internal reporting and is presented to senior management and the Audit Committee of the Board of Directors or the full Board on a frequent basis.

The Company currently estimates the total incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000, to be approximately $30 million, of which over 75% has been spent to date. These costs are charged to expense as incurred and are incremental to the investment in SAP systems.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          The Company's annual meeting of stockholders was held on May 5, 1999. The matters voted on and the results of the vote were as follows:

          (a) Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:

                                             Votes Received      Votes Withheld
                                             --------------      --------------
               Jill K. Conway                  262,961,810          3,830,115
               Ronald E. Ferguson              263,011,729          3,780,196
               Ellen M. Hancock                263,007,162          3,784,763
               David W. Johnson                263,039,891          3,752,034
               John P. Kendall                 262,844,409          3,947,516
               Richard J. Kogan                263,094,876          3,697,049
               Delano E. Lewis                 262,993,460          3,798,465
               Reuben Mark                     262,961,766          3,830,159
               Howard B. Wentz, Jr.            262,907,635          3,884,290

          (b) The ratification of the selection of Arthur Andersen LLP as auditors for the year ending December 31, 1999 was approved. The results of the vote were as follows:

                Votes For                Votes Against              Abstentions
               -----------               -------------              -----------
               262,906,227                 2,496,457                 1,389,241

          (c) Reapproval of the Executive Incentive Compensation Plan, in an amended and updated form, was approved. The results of the vote were as follows:

                Votes For                Votes Against              Abstentions
               -----------               -------------              -----------
               246,816,570                16,659,042                 3,316,313

                           COLGATE-PALMOLIVE COMPANY

--------  -----------------

--------------------------------------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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



                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
                                 (Registrant)



                            Principal Financial Officer:


August 12, 1999            /s/   Stephen C. Patrick
                           --------------------------
                                 Stephen C. Patrick
                                Chief Financial Officer



                            Principal Accounting Officer:


August 12, 1999            /s/   Dennis J. Hickey
                           -------------------------------
                                 Dennis J. Hickey
                                 Vice President and
                                Corporate Controller