Form 10-Q
period 1999-09-30
COLGATE PALMOLIVE CO
filed 1999-11-12
CIK 21665

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 SECURITIES


For the transition period from          to         .
                               --------    --------

Commission File Number 1-644

                           COLGATE-PALMOLIVE COMPANY
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter )


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
 (Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      --------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

           Class                   Shares Outstanding                 Date
-----------------------       -----------------------------     ----------------
Common, $1.00 par value                582,581,242              October 31, 1999

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                                -------------                    -------------
                                                            1999             1998              1999             1998
                                                            ----             ----              ----             ----
Net sales                                                   $2,314.0         $2,265.4         $6,774.3         $6,681.4

Cost of sales                                                1,060.4          1,072.8          3,133.5          3,192.7
                                                            --------         --------         --------         --------
Gross profit                                                 1,253.6          1,192.6          3,640.8          3,488.7

Selling, general and administrative
   expenses                                                    852.0            825.1          2,484.5          2,430.9
Interest expense                                                54.3             52.5            162.8            153.8
Interest income                                                (10.5)            (5.8)           (28.9)           (19.8)
                                                            --------         --------         --------         --------

Income before income taxes                                     357.8            320.8          1,022.4            923.8
Provision for income taxes                                     118.1            105.9            345.7            309.4
                                                            --------         --------         --------         --------

Net income                                                  $  239.7         $  214.9         $  676.7         $  614.4
                                                            ========         ========         ========         ========

Earnings per common share:

   Basic                                                    $    .40         $    .35         $   1.13         $   1.01
                                                            ========         ========         ========         ========

   Diluted                                                  $    .38         $    .33         $   1.06         $    .94
                                                            ========         ========         ========         ========

Dividends declared per common share                         $    .16         $    .14         $    .43         $    .41
                                                            ========         ========         ========         ========



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                September 30,           December 31,
                                                                    1999                    1998
                                                               ---------------          ------------
Current Assets:
  Cash and cash equivalents                                        $  262.5               $  181.7
  Marketable securities                                                 9.8                   12.8
  Receivables (net of allowances of
    $36.7 and $35.9)                                                1,154.9                1,085.6
  Inventories                                                         791.1                  746.0
  Other current assets                                                212.2                  218.8
                                                                   --------               --------
                                                                    2,430.5                2,244.9

Property, plant and equipment, at cost:                             4,094.9                4,127.3
      Less:  Accumulated depreciation                               1,617.2                1,538.1
                                                                   --------               --------
                                                                    2,477.7                2,589.2

Goodwill and other intangible assets
  (net of accumulated amortization
  of $559.9 and $556.7)                                             2,184.7                2,524.1
Other assets                                                          348.3                  327.0
                                                                   --------               --------
                                                                   $7,441.2               $7,685.2
                                                                   ========               ========










See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                            September 30,             December 31,
                                                                1999                      1998
                                                           ---------------            ------------
Current Liabilities:
   Notes and loans payable                                     $   199.1              $   175.3
   Current portion of long-term debt                               423.0                  281.6
   Accounts payable                                                744.1                  726.1
   Accrued income taxes                                             67.4                   74.2
   Other accruals                                                  927.8                  857.2
                                                               ---------              ---------
                                                                 2,361.4                2,114.4

Long-term debt                                                   2,187.1                2,300.6
Deferred income taxes                                              515.7                  448.0
Other liabilities                                                  678.5                  736.6

Shareholders' Equity:
   Preferred stock                                                 368.9                  376.2
   Common stock                                                    732.9                  732.9
   Additional paid-in capital                                      865.1                  824.6
   Retained earnings                                             4,053.2                3,641.0
   Cumulative foreign currency
       translation adjustments                                  (1,129.5)                (799.8)
                                                               ---------              ---------
                                                                 4,890.6                4,774.9

   Unearned compensation                                          (348.7)                (355.5)
   Treasury stock, at cost                                      (2,843.4)              (2,333.8)
                                                               ---------              ---------
                                                                 1,698.5                2,085.6
                                                               ---------              ---------
                                                               $ 7,441.2              $ 7,685.2
                                                               =========              =========


See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended
                                                                     -----------------
                                                                       September 30,
                                                                       -------------
                                                                       1999                  1998
                                                         --------------------  --------------------
Operating Activities:
---------------------

Net cash provided by operating activities                            $ 964.1               $ 835.5

Investing Activities:
---------------------

Capital expenditures                                                  (225.1)               (237.9)
Payments for acquisitions, net of cash acquired                        (44.1)                 (0.7)
Sale of non-core product lines                                          91.5                  50.3
Investments in marketable securities and
 other investments                                                      17.2                  14.0
Other                                                                  (23.5)                (13.8)
                                                                     -------               -------
Net cash used for investing activities                                (184.0)               (188.1)


Financing Activities:
---------------------

Principal payments on debt                                            (370.3)               (372.1)
Proceeds from issuance of debt                                         408.5                 452.4
Purchase of common stock                                              (466.8)               (423.2)
Dividends paid                                                        (264.5)               (256.5)
Other                                                                   (4.4)                (22.8)
                                                                     -------               -------
Net cash used for financing activities                                (697.5)               (622.2)

Effect of exchange rate changes on
 cash and cash equivalents                                              (1.8)                  1.7
                                                                     -------               -------
Net increase in cash and cash equivalents                               80.8                  26.9
Cash and cash equivalents at beginning of period                       181.7                 183.1
                                                                     -------               -------
Cash and cash equivalents at end of period                           $ 262.5               $ 210.0
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

3. Inventories by major classes were as follows:

                                                                  September 30,        December 31,
                                                                      1999                 1998
                                                               -------------------  ------------------
  Raw material and supplies                                            $242.1              $257.9
  Work-in-process                                                        37.8                32.9
  Finished goods                                                        511.2               455.2
                                                                       ------              ------
                                                                       $791.1              $746.0
                                                                       ======              ======

4. Earnings Per Share:

                                                              Three Months Ended
                                                              ------------------

                                          September 30, 1999                      September 30, 1998
                                  ----------------------------------      ----------------------------------
                                                              Per                                     Per
                                     Income       Shares     Share           Income       Shares     Share
                                  ------------   ---------  --------      ------------   ---------  --------
Net income                              $239.7                                  $214.9
Preferred dividends                       (5.3)                                   (5.3)
                                        ------                                  ------

 Basic EPS                               234.4       582.8      $.40             209.6       590.6      $.35
                                                               =====                                   =====

Stock options                                         11.9                                    12.8
ESOP conversion                            5.2        43.8                         4.7        44.9
                                          ----       -----                        ----       -----

 Diluted EPS                            $239.6       638.5      $.38            $214.3       648.3      $.33
                                        ======       =====     =====            ======       =====     =====

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


                                                         Nine Months Ended
                                                         -----------------

                                         September 30, 1999                      September 30, 1998
                                  ----------------------------------      ----------------------------------
                                                              Per                                     Per
                                     Income       Shares     Share           Income       Shares     Share
                                  ------------   ---------  --------      ------------   ---------  --------
Net income                              $676.7                                  $614.4
Preferred dividends                      (15.7)                                  (15.7)
                                        ------                                  ------

 Basic EPS                               661.0       583.5     $1.13             598.7       591.3     $1.01
                                                              ======                                  ======

Stock options                                         12.3                                    14.0
ESOP conversion                           14.3        44.2                        13.8        44.8
                                        ------       -----                      ------       -----

 Diluted EPS                            $675.3       640.0     $1.06            $612.5       650.1     $ .94
                                        ======       =====    ======            ======       =====    ======


5.  Comprehensive income

    Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three months and nine months ended September 30, 1999 and 1998 was as follows:

                                                        Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                        1999         1998            1999         1998
                                                     -----------  -----------     -----------  -----------
Net income                                               $239.7        $214.9        $ 676.7       $614.4
Foreign currency translation adjustment due to
 devaluation of Brazilian Real                            (41.5)            -         (278.0)           -
Other foreign currency translation adjustments            (10.8)          8.1          (51.7)       (10.4)
                                                         ------        ------        -------       ------
Total comprehensive income                               $187.4        $223.0        $ 347.0       $604.0
                                                         ======        ======        =======       ======

The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real in the three months and nine months ended September 30, 1999 related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

6. Segment Information -
                                                Three months ended                          Nine months ended
                                                   September 30,                               September 30,
                                               1999              1998                      1999              1998
                                         ----------------  ----------------          ----------------  ----------------
Net Sales
North America                                   $  538.1          $  530.8                  $1,606.3          $1,540.5
Latin America                                      593.8             595.6                   1,741.9           1,782.7
Europe                                             529.0             532.6                   1,525.9           1,553.7
Asia/Africa                                        386.8             360.6                   1,125.6           1,084.6
                                                --------          --------                  --------          --------

Total Oral, Personal and Household Care          2,047.7           2,019.6                   5,999.7           5,961.5

Total Pet Nutrition                                266.3             245.8                     774.6             719.9
                                                --------          --------                  --------          --------
Net Sales                                       $2,314.0          $2,265.4                  $6,774.3          $6,681.4
                                                ========          ========                  ========          ========

Earnings by Business Segment
North America                                   $  100.9          $  100.0                  $  317.0          $  289.7
Latin America                                      135.8             113.7                     393.8             374.4
Europe                                              97.0              80.5                     269.0             235.5
Asia/Africa                                         41.1              36.6                     126.4             119.7
                                                --------          --------                  --------          --------
Total Oral, Personal and Household  Care           374.8             330.8                   1,106.2           1,019.3

Total Pet Nutrition                                 56.2              43.5                     151.7             122.6
Corporate                                          (29.4)             (6.8)                   (101.6)            (84.1)
                                                --------          --------                  --------          --------

Earnings before interest and   taxes               401.6             367.5                   1,156.3           1,057.8
Interest expense, net                              (43.8)            (46.7)                   (133.9)           (134.0)
                                                --------          --------                  --------          --------
Income before income taxes                      $  357.8          $  320.8                  $1,022.4          $  923.8
                                                ========          ========                  ========          ========

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

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,314.0 in the third quarter of 1999, a 2% increase from the 1998 third quarter, reflecting unit volume gains of 6% offset by a decline in foreign currencies. Sales in the Oral, Personal and Household Care segment were $2,047.7, up 1% from 1998 on volume growth of 5%.

Colgate-Latin America sales were level at $593.8 on volume increases of 5%, offset by foreign currency negatives. Mexico, Venezuela, Colombia and Central America led the region with strong volume gains. The success of products such as Colgate Double Cool Stripe toothpaste and Colgate Sensation whitening toothpaste, as well as the rollout of new products such as Lady Speed Stick gel and Palmolive liquid hand soap contributed to volume growth throughout the region.

Colgate-North America sales reached $538.1 in the third quarter of 1999. Sales and volume, excluding divested businesses, grew 4% and 6%, respectively. Contributing to strong growth is the continued marketing success of Colgate Total and Colgate Total Fresh Stripe toothpaste coupled with the launch of Speedstick Clear antiperspirant and Colgate Navigator toothbrush in the third quarter.

Colgate-Europe third quarter sales decreased less than 1% to $529.0 on unit volume increases of 6% offset by foreign exchange declines. Italy, Germany, United Kingdom and France were among the countries delivering strong volume during the quarter as a result of increased sales of new Ajax cleaning products and Palmolive shower gels.

Colgate-Asia/Africa third quarter sales increased 7% to $386.8. The strong performance is attributed to rebounding economies in the ASEAN countries and strong growth in China and India. Volume increased 9% with the strongest gain in China as a result of continued geographic expansion and new product launches in Oral Care.

Hill's Pet Nutrition segment sales increased 8% to $266.3 on unit volume gains of 9%. Hill's has experienced new product momentum particularly with the continued success of Science Diet Hairball Control for cats and new Prescription Diet formulas for the dietary management of pets with liver and renal disease. Hill's-International benefited from new products, increased advertising in Japan, expanded selling activities in key European markets and significant cost savings projects.

For the nine months of 1999, sales increased 2% to $6,774.3 on 4% unit volume growth. Sales in the Oral, Personal and Household Care segment for the nine months ended September 30, 1999 were $5,999.7, up 1% from the comparable period in 1998 on volume growth of 3%. Within this segment, Colgate-Latin America sales decreased 2% on volume growth of 2%, Colgate-North America sales excluding divested businesses increased 6% on volume growth of 8%, Colgate-Europe sales decreased 2% on volume growth of 1% and Colgate-Asia/Africa sales increased 4% as unit volume increased 6%. Hill's sales increased 8% on 8% volume growth.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------
Worldwide gross profit margin for the third quarter of 1999 increased to 54.2% from 52.6% in 1998 as the Company continued to benefit from streamlining manufacturing costs, global sourcing and other cost reduction programs. Gross profit margin for the first nine months of 1999 increased to 53.7% from 52.2% in 1998.

Selling, general and administrative (SG&A) expenses as a percentage of sales, rose slightly compared with prior periods, increasing to 36.8% in the third quarter of 1999 from 36.4% in 1998, and increasing to 36.7% in the first nine months of 1999 from 36.4% for the comparable period in 1998, due to increased Year 2000, restructuring and SAP implementation costs.

Earnings before interest and taxes (EBIT) increased 9% to $401.6 in the 1999 third quarter, and reached a level of 17.4% of sales versus 16.2% in the third quarter of 1998. For the first nine months of 1999 EBIT increased 9% to $1,156.3, a level of 17.1% of sales as compared to 15.8% in 1998.

Interest expense, net of interest income, decreased to $43.8 in the 1999 third quarter as compared with $46.7 in 1998 due to increased cash generation. For the first nine months of 1999, interest expense remained level at $133.9 compared with $134.0 in 1998.

The effective tax rate for the third quarter of 1999 and 1998 remained level at 33.0%. The effective rate for the first nine months of 1999 was 33.8% versus 33.5% for the same period in 1998. The 33.8% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1998 full year rate. The rate in both 1999 and 1998 benefited from global tax planning strategies, including the realization of tax credits.

Net income for the third quarter of 1999 increased 12% to $239.7 or $0.40 per share compared with $214.9 or $0.35 per share in the prior year. For the first nine months of 1999, net income increased 10% to $676.7 or $1.13 per share compared with $614.4 or $1.01 per share in the prior year. Fully diluted earnings per share increased 15% in the third quarter and 13% in the nine months of 1999.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 15.4% to $964.1 in the first nine months of 1999 compared with $835.5 in the comparable period of 1998. The improvement was generated by the increase in operating profit and working capital management. At September 30, 1999, $610.4 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the 1998 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Year 2000 Update
----------------

The Company's plans developed to address the possible exposures related to the year 2000 on the Company's operations were outlined in the 1998 Form 10-K. The Company has completed its conversions to SAP, which is year 2000 compliant. Furthermore, the Company's computer systems supporting all of the Company's operations have either been converted to SAP (or other year 2000 compliant software) or remediated to be year 2000 compliant.

The year 2000 project plan has not been materially changed and has progressed in accordance with previously identified time schedules outlined in the 1998 Form 10-K. Specifically, all five phases of the plan are complete with respect to the system testing, remediation, certification and contingency plans for critical internal systems. In addition, we have been working closely with our business critical suppliers to ensure that we can continue to meet consumer demand. Progress against project plan timelines was and continues to be monitored through a system of internal reporting and is presented, along with the implementation of year 2000 transition plans, to senior management and the Audit Committee of the Board of Directors or the full Board on a frequent basis.

The Company currently estimates the total incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000, to be approximately $30 million, of which over 90% has been spent to date. These costs are charged to expense as incurred and are incremental to the investment in SAP systems.

Readers are cautioned that forward-looking statements made in Management's Discussion and Analysis are based on management's estimates, assumptions and projections. Some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements are described in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998 under the caption "Cautionary Statement on Forward-Looking Statements". These factors include, but are not limited to, the risks associated with international operations, the activities of competitors, retail trade practices, the success of new product introductions, cost pressures and manufacturing and environmental matters.

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




                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
                                 (Registrant)



                           Principal Financial Officer:


November 12, 1999          /s/ Stephen C. Patrick
                           ----------------------------
                                Stephen C. Patrick
                               Chief Financial Officer



                           Principal Accounting Officer:


November 12, 1999          /s/ Dennis J. Hickey
                           ----------------------------
                                 Dennis J. Hickey
                                 Vice President and
                                Corporate Controller