Form 10-K405
period 1999-12-31
COLGATE PALMOLIVE CO
filed 2000-03-27
CIK 21665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
    For the transition period from  to .

Commission File Number 1-644
                               ----------------

                        [LOGO] Colgate-Palmolive Company

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

   $4.25 Preferred Stock, without par
       value,cumulative dividend                New York Stock Exchange


     Common Stock, $1.00 par value              New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  At February 29, 2000 the aggregate market value of stock held by non-affiliates was $30.2 billion. There were 577,857,544 shares of Common Stock outstanding as of February 29, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

               Documents                          Form 10-K Reference


  Portions of Proxy Statement for the        Part III, Items 10 through 13
          2000 Annual Meeting

                                    PART I

ITEM 1. BUSINESS

 (a) General Development of the Business

  Colgate-Palmolive Company (together with its subsidiaries, the "Company"), which was organized under the laws of the State of Delaware in 1923, is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world.

  For recent business developments, refer to the information set forth under the captions "Results of Operations", "Liquidity and Capital Resources" and "Outlook" in Part II, Item 7 of this report.

 (b) Financial Information About Industry Segments

  Worldwide net sales and earnings by geographic region and business segment during the last three years appears under the caption "Results of Operations" in Part II, Item 7 of this report on pages 6 and 7.

 (c) Narrative Description of the Business

  The Company manages its business in two distinct product segments: Oral, Personal and Household Care, and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand in the U.S. and throughout many parts of the world. Colgate's Oral Care products include toothbrushes, toothpaste, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Total Fresh Stripe toothpaste, and Colgate Actibrush and Colgate Navigator toothbrushes.

  Colgate leads many segments of the Personal Care market with several products including bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, and baby and shave products. Colgate is the market leader in liquid soaps in the U.S. and globally is the market leader in male deodorant sticks. Strong brands in this segment include Irish Spring, Softsoap and Palmolive, which is available as a soap and, in many countries, as a shampoo and conditioner. Colgate also manufactures and markets Mennen deodorants, baby care products and men's toiletries.

  Colgate manufactures and markets a wide array of products for Household Care. Major products include Palmolive and Ajax dishwashing liquid and antibacterial hand soaps and new Palmolive Spring Sensations. Colgate also markets other household names in cleaning and laundry products such as Fab, Ajax and Murphy's oil soap which is North America's leading wood floor cleaner. In the Company's major markets outside the U.S., Colgate is number one in fabric softeners with leading brands Suavitel in Latin America, Soupline in Europe and Softlan in Asia.

  Sales of Oral, Personal, Household and Fabric Care products accounted for 32%, 24%, 16% and 14% of total worldwide sales in 1999, respectively. Geographically, Oral Care is a significant part of the Company's business in Asia/Africa, comprising over 45% of sales in that region. See also Note 1 to the Consolidated Financial Statements.

  Colgate, through its Hill's Pet Nutrition subsidiary, sells high quality pet nutrition products for dogs and cats. Hill's markets pet foods primarily under two names: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs, and Prescription Diet for dogs and cats with disease conditions. Hill's sells its products in 68 countries and leads the premium pet food segment in Japan. Sales of Pet Nutrition products accounted for 12% of total worldwide sales in 1999.

Research and Development

  Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumer's personal needs and pet nutrition needs. During 1999, the Company spent $169.2 million on research and development activities.

Distribution; Competition; Trademarks and Patents

  The Company's products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company's sales.

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

  Trademarks are considered to be of material importance to the Company's business. The Company follows a practice of seeking trademark protection by all available means in the United States and throughout the world where the Company's products are sold. Principal global trademarks include Colgate, Palmolive, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to several regional trademarks. These trademarks are of significant importance to the Company and its subsidiaries within their markets. The Company's rights in these trademarks endure for as long as they are used and registered. Although the Company owns a number of patents, no one patent is considered significant to the business as a whole.

Employees

  At year-end, the Company employed approximately 37,200 employees of which approximately 80% were located outside the United States.

Environmental Matters

  Compliance with environmental rules and regulations has not significantly affected the Company's earnings or competitive position. Capital expenditures for environmental control facilities totaled $18.2 million for 1999. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. Please refer to Note 14 to the Consolidated Financial Statements.

 (d) Financial Information About Foreign and Domestic Operations and Export
 Sales

  For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES

  The Company owns and leases a total of 304 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

  In the United States, the Company operates 46 facilities, of which 20 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana, and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana.

Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey and the primary research center for Pet Nutrition products located in Topeka, Kansas.

  Overseas, the Company operates 258 facilities, of which 98 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

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

  For information regarding legal matters refer to Note 14 of the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of executive officers as of March 27, 2000:

                            Date First
                             Elected
          Name          Age  Officer                 Present Title
          ----          --- ----------               -------------
                                       Chairman of the Board and Chief
 Reuben Mark..........   61    1974    Executive Officer
 William S. Shanahan..   59    1983    President and Chief Operating Officer
 Lois D. Juliber......   51    1991    Executive Vice President
                                       Chief of Operations, Developed Markets
 David A. Metzler.....   57    1991    Executive Vice President
                                       Chief of Operations, High Growth Markets
 Stephen C. Patrick...   50    1990    Chief Financial Officer
 John T. Reid.........   60    1997    Chief Technological Officer
 Andrew D. Hendry.....   52    1991    Senior Vice President
                                       General Counsel and Secretary
 Robert J. Joy........   53    1996    Vice President
                                       Global Human Resources
 Dennis J. Hickey.....   51    1998    Vice President and
                                       Corporate Controller
 Ian M. Cook..........   47    1996    President
                                       Colgate-North America
 Michael J. Tangney...   55    1993    President
                                       Colgate-Latin America
 Javier G. Teruel.....   49    1996    President
                                       Colgate-Europe
 Robert C. Wheeler....   58    1991    Chief Executive Officer
                                       Hill's Pet Nutrition, Inc.
 Steven R. Belasco....   53    1991    Vice President
                                       Taxation and Real Estate
 Brian J. Heidtke.....   59    1986    Vice President,
                                       Finance and Corporate Treasurer
 Peter D. McLeod......   59    1984    Vice President
                                       Manufacturing Engineering Technology
 John H. Tietjen......   57    1995    Vice President
                                       Global Business Development
 Barrie M. Spelling...   56    1994    President
                                       Global Oral Care

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Refer to the information regarding the market for the Company's Common Stock and the quarterly market price information appearing under the caption "Market and Dividend Information" included herein; the information under "Capital Stock and Stock Compensation Plans" in Note 5 to the Consolidated Financial Statements included herein; and the "Number of shareholders of record" and "Cash dividends declared and paid per common share" under the caption "Historical Financial Summary" included herein.

ITEM 6. SELECTED FINANCIAL DATA

  Refer to the information set forth under the caption "Historical Financial Summary" included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations


                                                     1999     1998     1997
                                                   -------- -------- --------
  Worldwide Net Sales by Business Segment and
   Geographic Region
  Oral, Personal and Household Care
    North America(/1/)............................ $2,143.7 $2,047.5 $1,992.5
    Latin America.................................  2,356.7  2,407.9  2,363.8
    Europe........................................  2,028.8  2,067.7  2,078.8
    Asia/Africa...................................  1,519.7  1,452.6  1,656.3
                                                   -------- -------- --------
  Total Oral, Personal and Household Care.........  8,048.9  7,975.7  8,091.4
  Total Pet Nutrition(/2/)........................  1,069.3    995.9    965.3
                                                   -------- -------- --------
  Total Net Sales................................. $9,118.2 $8,971.6 $9,056.7
                                                   ======== ======== ========

--------
(/1/) Net sales in the United States for Oral, Personal and Household Care were $1,880.8, $1,799.6 and $1,756.1 in 1999, 1998 and 1997, respectively.
(/2/) Net sales in the United States for Pet Nutrition were $709.2, $688.6 and
      $689.4 in 1999, 1998 and 1997, respectively.

Net Sales and Earnings Before Interest and Taxes (EBIT)

  Worldwide net sales increased 2% to $9,118.2 in 1999 on volume growth of 5%. Net sales would have grown 7% excluding foreign currency translation. Net sales in the Oral, Personal and Household Care segment increased 1% on 4% volume growth, while net sales in Pet Nutrition increased 7% on 8% volume growth. In 1998, worldwide net sales decreased 1% to $8,971.6 on volume growth of 3.5%, reflecting the negative impact of foreign currency translation.

  EBIT rose from $1,423.0 to $1,566.2 in 1999. The 10% increase reflected the Company's strong volume growth and cost-control initiatives that were effective in increasing margins. EBIT increased 11% in 1998 to $1,423.0 from $1,285.8 in 1997.

Gross Profit

  Gross profit margin increased to 53.7%, above both the 1998 level of 52.2% and the 1997 level of 50.7%. This favorable trend continues to reflect the Company's financial strategy to improve all aspects of its supply chain through global sourcing, restructuring and other cost-reduction initiatives, as well as its emphasis on higher margin products.

(Dollars in Millions Except Per Share Amounts)


Selling, General and Administrative Expenses

  Selling, general and administrative expenses as a percentage of sales were level at 36% for the three-year period 1997 to 1999. The amounts include higher advertising costs offset by the Company's continued focus on expense containment.

Other Expense, Net

  Other expense, net, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments, gain on sale of real estate and non-core product lines, and other miscellaneous gains and losses. Other expense, net, increased in 1999 from $61.2 to $73.6, primarily due to one-time charges.

  As part of the Company's ongoing program of product standardization and organization redesign, the Company incurred one-time charges related to the exiting of certain activities, such as the manufacture of aluminum tubes in Brazil. These charges were offset by an aftertax gain of $17.6 recorded on the sale of the U.S. Baby Magic brand and an aftertax gain of $11.4 on the sale of real estate.


                                                  1999      1998      1997
                                                --------  --------  --------
  Worldwide Earnings by Business Segment and
   Geographic Region
  Oral, Personal and Household Care
    North America.............................. $  413.0  $  395.5  $  312.6
    Latin America..............................    535.7     502.0     483.0
    Europe.....................................    342.0     317.5     283.5
    Asia/Africa................................    166.7     158.6     178.3
                                                --------  --------  --------
  Total Oral, Personal and Household Care......  1,457.4   1,373.6   1,257.4
  Total Pet Nutrition..........................    219.9     173.8     162.5
  Corporate....................................   (111.1)   (124.4)   (134.1)
                                                --------  --------  --------
  Earnings Before Interest and Taxes...........  1,566.2   1,423.0   1,285.8
  Interest Expense, Net........................   (171.6)   (172.9)   (183.5)
                                                --------  --------  --------
  Income Before Income Taxes................... $1,394.6  $1,250.1  $1,102.3
                                                ========  ========  ========


Segment Results

 North America

  North America achieved excellent results for the year. Net sales excluding divestments grew 6% to $2,143.7 as unit volume rose 8% driven by innovative new products. The launch of Colgate Total Fresh Stripe in the first quarter strengthened the Company's No. 1 position in toothpaste. The introduction of Speed Stick clear antiperspirant and Palmolive Spring Sensations dishwashing liquid increased market shares in the personal and household care lines, respectively. In 1998, North America posted overall sales growth excluding divestments of 6% to $2,047.5 on volume growth of 5%.

  EBIT for North America was up 4% to $413.0. The region achieved earnings growth through volume gains, continued focus on cost-control and value-added initiatives. EBIT in 1998 was up 27% to $395.5 due to higher margins on higher volumes.

 Latin America

  Net sales in Latin America decreased 2% to $2,356.7 on 3% volume growth. Strong growth in Mexico, Venezuela and Central America largely offset challenging economic conditions in Brazil and Ecuador. The

(Dollars in Millions Except Per Share Amounts)

continued success of products such as Colgate Double Cool Stripe toothpaste and herbal toothpaste under the Sorriso and Kolynos brand names as well as the introduction of Speed Stick gel and product extensions of Softsoap liquid soap and Palmolive shower gels continue to strengthen market leadership. In 1998, Latin America net sales increased 2% to $2,407.9 on 7% volume growth.

  EBIT in Latin America increased 7% to $535.7 as a result of continued efforts in cost reduction, selective selling price increases and lower advertising expenditures in Brazil. EBIT in 1998 was up 4% to $502.0.

 Europe

  Net sales in Europe declined 2% to $2,028.8 on unit volume increases of 2%, offset by negative foreign currency impact. The United Kingdom, Italy, the Netherlands and Spain achieved the strongest sales growth and volume increases in the region. Volume increases were driven by the relaunch of Colgate Total toothpaste and new varieties of Palmolive shower gels and Palmolive liquid soaps. In 1998, Europe net sales remained flat at $2,067.7, due primarily to weak economic conditions in Russia, while volume grew 1%.

  EBIT for Europe increased 8% to $342.0 despite the 2% decline in sales due to higher margins and higher volumes. EBIT in 1998 rose 12% to $317.5.

 Asia/Africa

  Net sales in the Asia/Africa region increased 5% to $1,519.7 as volume increased 7%. The strong performance is attributed to the economic recovery within the ASEAN region and the significant growth in India and China, through continued geographic expansion as well as new product launches. During 1999, the Company achieved the No. 1 position in toothpaste in China. In 1998, net sales in the Asia/Africa region decreased 12% to $1,452.6 as volume decreased 1%, reflecting the weaker ASEAN currencies.

  EBIT grew 5% in Asia/Africa to $166.7 driven by increased volumes across the region. EBIT in 1998 decreased 11% to $158.6 reflecting weakened economies in the ASEAN countries and strong competition in India.

 Pet Nutrition

  Net sales for Hill's Pet Nutrition increased 7% to $1,069.3 on 8% volume growth. Within the United States, sales increased due to the introduction of new products including Science Diet Feline Hairball Control and new life-stage variants launched in the fourth quarter. Strong growth occurred in Japan and Europe due to the introduction of new feline varieties and improvements in the entire dry cat food line, complemented by increased advertising. In 1998, net sales for the Pet Nutrition segment increased 3% to $995.9 on 4% volume gains.

  EBIT in the Pet Nutrition segment grew 27% to $219.9 driven by volume, cost-improvement initiatives and the benefit of lower raw material costs. EBIT in 1998 increased 7% to $173.8 on both higher volumes and improved gross profit margins.

Interest Expense, Net

  Interest expense, net, was $171.6 compared with $172.9 in 1998 and $183.5 in 1997. The decline in net interest expense in 1998 was primarily the result of lower average debt levels during the year compared with 1997 and a decrease in interest rates.

Income Taxes

  The effective tax rate on income was 32.8% in 1999 versus 32.1% in 1998 and 32.8% in 1997. Global tax planning strategies, including the realization of tax credits, benefited the effective tax rate in all three years presented.

(Dollars in Millions Except Per Share Amounts)


Net Income

  Net income was $937.3 in 1999 or $1.47 per share on a diluted basis compared with $848.6 in 1998 or $1.30 per share and $740.4 in 1997 or $1.13 per share.


                                                       1999     1998     1997
                                                     -------- -------- --------
  Identifiable Assets
  Oral, Personal and Household Care
    North America................................... $2,581.6 $2,591.0 $2,553.2
    Latin America...................................  1,941.7  2,128.3  2,204.8
    Europe..........................................  1,252.3  1,329.9  1,201.5
    Asia/Africa.....................................    982.7    952.4    891.9
                                                     -------- -------- --------
  Total Oral, Personal and Household Care...........  6,758.3  7,001.6  6,851.4
  Total Pet Nutrition...............................    476.1    502.6    517.3
  Total Corporate...................................    188.7    181.0    170.0
                                                     -------- -------- --------
  Total Identifiable Assets(/1/).................... $7,423.1 $7,685.2 $7,538.7
                                                     ======== ======== ========

--------
(/1/) Long-lived assets in the United States, primarily fixed assets and goodwill, represented approximately one-third of total long-lived assets of $4,952.3, $5,330.0 and $5,234.9 in 1999, 1998 and 1997, respectively.

Liquidity and Capital Resources

  Net cash provided by operations increased 10% to $1,292.7 compared with $1,178.8 in 1998 and $1,097.8 in 1997. The increases reflect the Company's improved profitability, lower cash taxes and working capital management. Cash generated from operations was used to fund capital spending, increase dividends and repurchase common shares.

  During 1999, long-term debt remained level at $2,582.2 and total debt increased from $2,757.5 to $2,789.5 due to increased short-term borrowings.

  As of December 31, 1999, $477.3 of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as other short-term borrowings are classified as long-term debt at December 31, 1999, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 1999, such unused lines of credit amounted to $1,527.9.

  As of December 31, 1998, $461.2 of domestic and foreign commercial paper was outstanding. An unused line of credit of approximately $1,670.9 was available in addition to $203.8 available under previously filed shelf registrations.

(Dollars in Millions Except Per Share Amounts)


  The ratio of net debt to total capitalization (defined as the ratio of the book values of debt less cash and marketable securities ["net debt"] to net debt plus equity) increased to 58% during 1999 from 55% in 1998. The ratio had increased in 1998 from 53% in 1997. The increase in 1999 was primarily the result of increased borrowings and lower equity levels related to foreign exchange devaluation in Brazil.


                                                            1999   1998   1997
                                                           ------ ------ ------
  Capital Expenditures
    North America......................................... $ 97.6 $ 90.1 $114.2
    Latin America.........................................  118.2   99.2  105.2
    Europe................................................   60.8   83.7  104.6
    Asia/Africa...........................................   57.0   80.5  104.9
                                                           ------ ------ ------
  Total Oral, Personal and Household Care.................  333.6  353.5  428.9
  Total Pet Nutrition.....................................   21.1   20.7   29.8
  Total Corporate.........................................   18.1   15.4   19.8
                                                           ------ ------ ------
      Total Capital Expenditures.......................... $372.8 $389.6 $478.5
                                                           ====== ====== ======
  Depreciation and Amortization
    North America......................................... $ 97.4 $ 95.6 $ 87.1
    Latin America.........................................   69.0   75.6   70.2
    Europe................................................   75.9   67.9   68.0
    Asia/Africa...........................................   46.6   42.1   45.4
                                                           ------ ------ ------
  Total Oral, Personal and Household Care.................  288.9  281.2  270.7
  Total Pet Nutrition.....................................   32.5   32.5   32.1
  Total Corporate.........................................   18.8   16.6   17.1
                                                           ------ ------ ------
      Total Depreciation and Amortization................. $340.2 $330.3 $319.9
                                                           ====== ====== ======


  Capital expenditures were 4%, 4% and 5% of net sales for 1999, 1998 and 1997, respectively. Capital spending continues to be focused primarily on projects that yield high aftertax returns. The higher level in 1997 primarily reflected capital spending relating to the Company's restructuring programs. Capital expenditures for 2000 are expected to continue at the current rate of approximately 4% of net sales.

  Other investing activities in 1999, 1998 and 1997 included strategic acquisitions and divestitures around the world. The aggregate purchase price of all 1999, 1998 and 1997 acquisitions was $46.4, $22.6 and $20.3, respectively. The U.S. Baby Magic brand was sold in 1999; the HandiWipes brand was sold in 1998, and the Sterno fuel brand was sold in 1997. The aggregate sale price of all 1999, 1998 and 1997 sales of brands was $94.7, $57.4 and $101.4, respectively.

  The Company repurchases common shares in open market and private transactions to provide for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 1999 were 12.8 million shares, with a total purchase price of $624.4. In 1998, 14.3 million shares were repurchased with a total purchase price of $542.5.

  Dividend payments were $366.0, up from $345.6 in 1998 and $333.4 in 1997. Common stock dividend payments increased to $.59 per share in 1999 from $.55 per share in 1998 and $.53 per share in 1997. The Series B Preference Stock dividends were declared and paid at the rate of $4.96 per share in 1999 and $4.88 per share in both 1998 and 1997.

  Internally generated cash flows appear to be adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions would require external financing.

(Dollars in Millions Except Per Share Amounts)


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

Status of Restructuring Reserve

  In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The primary elements of the reserve related to employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. The costs of completing the restructuring activities to date approximated the original estimate. As planned, the restructuring has produced savings that increase pretax earnings by over $150.0 annually.

  The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, are substantially completed. The remaining reserve amount of $5.4 relates to the consolidation of administrative operations following the implementation of SAP computer systems and related process changes in Europe.

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

  The Company operates in over 200 countries and territories and is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. dollar. The major foreign currency exposures involve the markets in Mexico, Brazil and France, each of which represents individually 5% to 10% of worldwide sales. Each of the other countries' operations represents less than 4% of worldwide sales. In the countries of Mexico and France during the three-year period from 1997 to 1999, the combination of selling price increases and cost containment measures have more than offset the impact of foreign currency rate movements resulting in increased gross profit margins during the periods presented. Profitability in Brazil decreased in 1999 following increases in 1998 and 1997 as a result of a devaluation of the Brazilian currency in January 1999.

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

Value at Risk

  The Company's risk management procedures include the monitoring of interest rate and foreign exchange exposures and the Company's offsetting hedge positions utilizing analytical analyses of cash flows, market value, sensitivity analysis and value-at-risk estimations. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. The Company utilizes a Value-at-Risk (VAR) model and an Earnings-at-Risk (EAR) model that are intended to measure the maximum potential loss in its interest rate and foreign exchange financial

(Dollars in Millions Except Per Share Amounts)

instruments assuming adverse market conditions occur, given a 95% confidence level. The models utilize a variance/covariance modeling technique. Historical interest rates and foreign exchange rates from the preceding year are used to estimate the volatility and correlation of future rates. The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company.

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

Year 2000 Update

  The Company developed plans to address the possible exposures related to the year 2000 on the Company's internal systems and equipment. In the critical area of internal operating systems, the computer systems and embedded microprocessors and control systems in all operations were either replaced (including through conversion to SAP) or made compliant by December 31, 1999. In addition, the other aspects of the year 2000 project plan were completed by December 31, 1999.

  The incremental cost, including external contractor costs, costs to modify existing systems and costs of internal resources dedicated to preparing for the year 2000, was approximately $30.0. These costs were charged to expense as incurred and were incremental to the investment in SAP systems which was previously planned and implemented.

  No significant year 2000 problems have been encountered with the Company's internal systems and equipment.

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

Outlook

  Looking forward into 2000, the Company is well positioned for strong growth in most of its markets, particularly North America and Asia/Africa. However, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic uncertainty in some countries in Latin America and the continued weakness in the euro may impact the overall results of Latin America and Europe.

(Dollars in Millions Except Per Share Amounts)


  The Company expects the continued success of Colgate Total toothpaste, using patented proprietary technology, to bolster worldwide oral care leadership and expects new products in Oral Care and other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 2000 market conditions to be materially different from those experienced in 1999 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

Forward-Looking Statements

  Readers are cautioned that the Results of Operations and other sections of this report contain forward-looking statements that are based on management's estimates, assumptions and projections. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements set forth in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998 under the caption "Cautionary Statement on Forward-Looking Statements" is incorporated herein by reference. These factors include, but are not limited to, the risks associated with international operations, the activities of competitors, retail trade practices, the success of new product introductions, cost pressures, manufacturing and environmental matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security ownership of management set forth in the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

  (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement for the 2000 Annual Meeting is incorporated herein by reference.

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

                                          Colgate-Palmolive Company
                                                 (Registrant)

                                          By:    /s/ Reuben Mark
                                               --------------------------------
                                                       Reuben Mark
                                                  Chairman of the Board
                                               and Chief Executive Officer

Date: March 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer           (c) Principal Accounting Officer


           /s/ Reuben Mark                        /s/ Dennis J. Hickey
-------------------------------------     -------------------------------------
             Reuben Mark                            Dennis J. Hickey
   Chairman of the Board and Chief            Vice President and Corporate
          Executive Officer                            Controller


(b) Principal Financial Officer           (d) Directors:


       /s/ Stephen C. Patrick             Jill K. Conway, Ronald E. Ferguson,
-------------------------------------     Ellen M. Hancock, David W. Johnson,
         Stephen C. Patrick               John P. Kendall, Richard J. Kogan,
       Chief Financial Officer            Reuben Mark, Howard B. Wentz, Jr.

                                                  /s/ Andrew D. Hendry
                                          -------------------------------------
                                                    Andrew D. Hendry
                                                   as Attorney-in-Fact

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      For The Year Ended December 31, 1999

                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements
Consolidated Statements of Income for the years
 ended December 31, 1999, 1998, and 1997...................................  18
Consolidated Balance Sheets at December 31, 1999 and 1998..................  19
Consolidated Statements of Retained Earnings, Comprehensive Income
 and Changes in Capital Accounts for the years ended
 December 31, 1999, 1998 and 1997..........................................  20
Consolidated Statements of Cash Flows for the years
 ended December 31, 1999, 1998 and 1997....................................  21
Notes to Consolidated Financial Statements.................................  22
Market and Dividend Information............................................  38
Financial Statement Schedules for the years ended
 December 31, 1999, 1998 and 1997:
Schedule II Valuation and Qualifying Accounts..............................  39
Report of Independent Public Accountants...................................  42
Selected Financial Data
Historical Financial Summary...............................................  43

  All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       Consolidated Statements of Income

                 (Dollars in Millions Except Per Share Amounts)


                                                        1999     1998     1997
                                                      -------- -------- --------
Net sales............................................ $9,118.2 $8,971.6 $9,056.7
Cost of sales........................................  4,224.0  4,290.3  4,461.5
                                                      -------- -------- --------
  Gross profit.......................................  4,894.2  4,681.3  4,595.2
Selling, general and administrative expenses.........  3,254.4  3,197.1  3,237.0
Other expense, net...................................     73.6     61.2     72.4
Interest expense, net................................    171.6    172.9    183.5
                                                      -------- -------- --------
Income before income taxes...........................  1,394.6  1,250.1  1,102.3
Provision for income taxes...........................    457.3    401.5    361.9
                                                      -------- -------- --------
  Net income......................................... $  937.3 $  848.6 $  740.4
                                                      ======== ======== ========
Earnings per common share, basic..................... $   1.57 $   1.40 $   1.22
                                                      ======== ======== ========
Earnings per common share, diluted................... $   1.47 $   1.30 $   1.13
                                                      ======== ======== ========


                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          Consolidated Balance Sheets

                 (Dollars in Millions Except Per Share Amounts)


                                                              1999      1998
                                                            --------  --------
Assets
Current Assets
  Cash and cash equivalents................................ $  199.6  $  181.7
  Marketable securities....................................     35.6      12.8
  Receivables (less allowances of $37.2 and $35.9,
   respectively)...........................................  1,100.8   1,085.6
  Inventories..............................................    783.7     746.0
  Other current assets.....................................    235.1     218.8
                                                            --------  --------
    Total current assets...................................  2,354.8   2,244.9
Property, plant and equipment, net.........................  2,551.1   2,589.2
Goodwill and other intangibles, net........................  2,185.4   2,524.1
Other assets...............................................    331.8     327.0
                                                            --------  --------
                                                            $7,423.1  $7,685.2
                                                            ========  ========
Liabilities and Shareholders' Equity
Current Liabilities
  Notes and loans payable.................................. $  207.3  $  175.3
  Current portion of long-term debt........................    338.9     281.6
  Accounts payable.........................................    764.8     726.1
  Accrued income taxes.....................................    116.6      74.2
  Other accruals...........................................    845.9     857.2
                                                            --------  --------
    Total current liabilities..............................  2,273.5   2,114.4
Long-term debt.............................................  2,243.3   2,300.6
Deferred income taxes......................................    398.6     448.0
Other liabilities..........................................    674.0     736.6
Shareholders' Equity
  Preferred stock..........................................    366.5     376.2
  Common stock, $1 par value (1,000,000,000 shares
   authorized, 732,853,180 shares issued)..................    732.9     732.9
  Additional paid-in capital...............................  1,063.2     824.6
  Retained earnings........................................  4,212.3   3,641.0
  Cumulative translation adjustments....................... (1,136.2)   (799.8)
                                                            --------  --------
                                                             5,238.7   4,774.9
  Unearned compensation....................................   (348.6)   (355.5)
  Treasury stock, at cost.................................. (3,056.4) (2,333.8)
                                                            --------  --------
    Total shareholders' equity.............................  1,833.7   2,085.6
                                                            --------  --------
                                                            $7,423.1  $7,685.2
                                                            ========  ========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

 Consolidated Statements of Retained Earnings, Comprehensive Income and Changes
                              in Capital Accounts

                  Dollars in Millions Except Per Share Amounts

                            Common Shares     Additional   Treasury Shares                Cumulative  Compre-
                          -------------------  Paid-in   ---------------------  Retained  Translation hensive
                            Shares     Amount  Capital     Shares      Amount   Earnings  Adjustment  Income
                          -----------  ------ ---------- -----------  --------  --------  ----------- -------
Balance, January 1,
 1997...................  588,535,272  $732.9  $  551.9  144,317,908  $1,468.8  $2,731.0   $  (534.7)
Net income..............                                                           740.4              $ 740.4
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (159.0)  (159.0)
                                                                                                      -------
Total comprehensive
 income.................                                                                              $ 581.4
                                                                                                      =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.6)
 Preferred stock........                                                             (.5)
 Common stock...........                                                          (312.3)
Shares issued for stock
 options................    6,326,282              64.2   (6,326,282)     54.4
Treasury stock acquired.   (5,591,852)                     5,591,852     175.1
Other...................    1,535,688              44.8   (1,535,688)    (18.0)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 1997...................  590,805,390  $732.9  $  660.9  142,047,790  $1,680.3  $3,138.0   $  (693.7)
                          -----------  ------  --------  -----------  --------  --------   ---------
Net income..............                                                           848.6              $ 848.6
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (106.1)  (106.1)
                                                                                                      -------
Total comprehensive
 income.................                                                                              $ 742.5
                                                                                                      =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.4)
 Preferred stock........                                                             (.5)
 Common stock...........                                                          (324.7)
Shares issued for stock
 options................    6,714,850             129.0   (6,714,850)    145.1
Treasury stock acquired.  (14,298,912)                    14,298,912     542.5
Other...................    2,198,152              34.7   (2,198,152)    (34.1)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 1998...................  585,419,480  $732.9  $  824.6  147,433,700  $2,333.8  $3,641.0   $  (799.8)
                          -----------  ------  --------  -----------  --------  --------   ---------
Net income..............                                                           937.3              $ 937.3
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (336.4)  (336.4)
                                                                                                      -------
Total comprehensive
 income.................                                                                              $ 600.9
                                                                                                      =======
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.5)
 Preferred stock........                                                             (.5)
 Common stock...........                                                          (345.0)
Shares issued for stock
 options................    6,894,907             128.0   (6,894,907)    132.5
Treasury stock acquired.  (12,849,744)                    12,849,744     624.4
Other...................     (601,597)            110.6      611,087     (34.3)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 1999...................  578,863,046  $732.9  $1,063.2  153,999,624  $3,056.4  $4,212.3   $(1,136.2)
                          ===========  ======  ========  ===========  ========  ========   =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     Consolidated Statements of Cash Flows

Dollars in Millions Except Per Share Amounts

                                                    1999      1998      1997
                                                  --------  --------  --------
Operating Activities
  Net income..................................... $  937.3  $  848.6  $  740.4
  Adjustments to reconcile net income to net cash
   provided by operations:
    Restructured operations......................    (35.6)    (34.8)    (48.5)
    Depreciation and amortization................    340.2     330.3     319.9
    Income taxes and other, net..................    122.3      60.7      18.5
    Cash effects of changes in:
      Receivables................................    (81.3)    (15.2)    (61.6)
      Inventories................................    (82.8)    (19.5)    (50.9)
      Payables and accruals......................     92.6       8.7     180.0
                                                  --------  --------  --------
      Net cash provided by operations............  1,292.7   1,178.8   1,097.8
                                                  --------  --------  --------
Investing Activities
  Capital expenditures...........................   (372.8)   (389.6)   (478.5)
  Payment for acquisitions, net of cash acquired.    (44.1)    (22.6)    (31.5)
  Sale of non-core product lines.................     89.9      57.4      96.4
  Sale of marketable securities and investments..     22.7      18.7      68.5
  Other..........................................    (27.2)    (15.8)      7.7
                                                  --------  --------  --------
    Net cash used for investing activities.......   (331.5)   (351.9)   (337.4)
                                                  --------  --------  --------
Financing Activities
  Principal payments on debt.....................   (491.0)   (677.5)   (670.7)
  Proceeds from issuance of debt.................    555.5     762.9     350.4
  Dividends paid.................................   (366.0)   (345.6)   (333.4)
  Purchase of common stock.......................   (624.4)   (542.5)   (175.1)
  Other..........................................    (14.2)    (27.3)     15.8
                                                  --------  --------  --------
    Net cash used for financing activities.......   (940.1)   (830.0)   (813.0)
                                                  --------  --------  --------
  Effect of exchange rate changes on cash and
   cash equivalents..............................     (3.2)      1.7     (12.5)
                                                  --------  --------  --------
  Net increase (decrease) in cash and cash equiv-
   alents........................................     17.9      (1.4)    (65.1)
  Cash and cash equivalents at beginning of year.    181.7     183.1     248.2
                                                  --------  --------  --------
  Cash and cash equivalents at end of year....... $  199.6  $  181.7  $  183.1
                                                  ========  ========  ========
Supplemental Cash Flow Information
Income taxes paid................................ $  292.4  $  273.8  $  261.3
Interest paid....................................    210.9     202.8     230.6
Principal payments on ESOP debt, guaranteed by
 the Company.....................................      6.7       6.1       5.5

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  Notes to Consolidated Financial Statements

                 Dollars in Millions Except Per Share Amounts
1. Nature of Operations

  The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpaste, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, baby and shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen Speed Stick, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

  The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                                                  1999  1998  1997
                                                                  ----  ----  ----
         Oral Care...............................................  32%   32%   31%
         Personal Care...........................................  24    24    23
         Household Surface Care..................................  16    16    16
         Fabric Care.............................................  14    15    16
         Pet Nutrition...........................................  12    11    11

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

Accounting Changes

  In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

accounting criteria are met. Statement No. 133 will be effective, prospectively, for the Company's financial statements in the year 2001. The statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

  The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 31, 1999, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

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

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  For subsidiaries operating in highly inflationary environments, inventories, goodwill and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

  Prior to 1999, Mexico was a highly inflationary economy and the results of the Company's Mexican operations were measured using the U.S. dollar as its functional currency. Effective January 1, 1999, the Company ceased to account for its Mexican operations as highly inflationary as historical inflation levels had fallen sharply. The impact of the change was not material to the Company's earnings.

  During 1998, as required by generally accepted accounting principles, the Company ceased to account for its Brazilian operations as highly inflationary. The effect of this change was to reduce shareholders' equity by $98.4, primarily related to the recognition of deferred tax benefits expected to be realized in the future. Due to the devaluation of the Brazilian real during 1999, $242.4 was charged to cumulative translation adjustments which was, in effect, a write-down of our foreign-currency-denominated assets (primarily goodwill and property, plant and equipment). This will be accompanied by lower amortization and depreciation expense in future periods.

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

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


3. Acquisitions and Divestitures

  During 1999, 1998 and 1997, the Company made several acquisitions totaling $46.4, $22.6 and $20.3, respectively. Individually, none of these acquisitions were significant.

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

  The aggregate sale price of all 1999, 1998 and 1997 divestitures was $94.7, $57.4 and $101.4, respectively. In 1999, the U.S. Baby Magic brand and related assets were sold for $90.0, and in 1998, the HandiWipes brand and related assets were sold for $53.0. In 1997, the Sterno fuel brand and related assets were sold for $70.0.

4. Long-Term Debt and Credit Facilities

  Long-term debt consists of the following at December 31:

                                        Weighted
                                         Average
                                      Interest Rate Maturities   1999     1998
                                      ------------- ---------- -------- --------
   Notes............................       7.0%     2000-2028  $1,423.5 $1,382.4
   Commercial paper and other short-
    term borrowings, reclassified...       5.9      2000          477.3    461.2
   ESOP notes, guaranteed by the
    Company.........................       8.7      2001-2009     366.9    373.6
   Payable to banks.................       6.5      2000-2007     313.7    361.8
   Capitalized leases...............                                 .8      3.2
                                                               -------- --------
                                                                2,582.2  2,582.2
   Less: current portion of long-
    term debt.......................                              338.9    281.6
                                                               -------- --------
                                                               $2,243.3 $2,300.6
                                                               ======== ========

  Commercial paper and certain other short-term borrowings are classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 1999, excluding short-term borrowings reclassified, are as follows: 2000--$338.9; 2001--$192.5; 2002--$135.0; 2003--$409.8; 2004--$205.1,
and $823.6 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 11).

  At December 31, 1999, the Company had unused credit facilities amounting to $1,527.9. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 1999 and 1998, was 7.8% and 6.2%, respectively.

  The Company's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company is in compliance.

5. Capital Stock and Stock Compensation Plans

Preferred Stock

Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share,

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

has been issued. The $4.25 Preferred Stock is redeemable only at the option of the Company. At December 31, 1999 and 1998, 115,510 and 122,620 shares of $4.25 Preferred Stock, respectively, were outstanding.

Preference Stock

  In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into eight shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 1999 and 1998, 5,446,442 and 5,598,808 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's Employee Stock Ownership Plan.

Common Stock

  On May 5, 1999, the Company's Board of Directors approved a two-for-one common stock split effected in the form of a 100% stock dividend. As a result of the split, shareholders received one additional share of common stock for each share they held as of May 19, 1999, which was distributed June 30, 1999. Par value remained at $1 per share. The Consolidated Financial Statements and financial information contained elsewhere in this report have been restated to reflect the effect of the common stock split for all periods presented.

Shareholder Rights Plan

  Under the Company's Shareholder Rights Plan, each share of the Company's common stock carries with it one Preference Share Purchase Right ("Rights"). The Rights themselves will at no time have voting power or pay dividends. The Rights become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the common stock. When exercisable, each Right entitles a holder to buy one two-hundredth of a share of a new series of preference stock at an exercise price of $220.00, subject to adjustment.

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

Stock Repurchases

  During 1998, the Company entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of the Company's common stock. To the extent that the market price of the Company's common stock on a settlement date is higher/(lower) than the forward purchase

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

price, the net differential is received/(paid) by the Company. As of December 31, 1999, agreements were in place covering approximately $480.5 of the Company's common stock (7.7 million shares) that had forward prices averaging $62.56 per share. If these agreements were settled based on the December 31, 1999 market price of the Company's common stock ($65.00 per share), the Company would be entitled to receive approximately 288,000 shares. During 1999 and 1998, settlements resulted in the Company receiving 2,322,701 and 642,662 shares, respectively, which were recorded as treasury stock.

Incentive Stock Plan

  The Company has a plan which provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. During 1999 and 1998, 692,238 and 570,154 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

Stock Option Plans

  The Company's Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant. At 1999 year-end, 31,119,432 shares of common stock were available for future grants.

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

  Stock option plan activity is summarized below:

                                    1999                  1998                  1997
                            --------------------- --------------------- ---------------------
                                         Weighted              Weighted              Weighted
                                         Average               Average               Average
                                         Exercise              Exercise              Exercise
                              Shares      Price     Shares      Price     Shares      Price
                            -----------  -------- -----------  -------- -----------  --------
   Options outstanding,
    January 1..............  42,786,246    $28     45,534,784    $23     42,830,396    $16
   Granted.................  11,414,328     53     12,537,288     39     15,406,114     37
   Exercised............... (14,586,597)    26    (14,917,508)    22    (12,190,554)    16
   Canceled or expired.....    (417,880)    49       (368,318)    21       (511,172)    19
                            -----------           -----------           -----------
   Options outstanding,
    December 31............  39,196,097     36     42,786,246     28     45,534,784     23
                            ===========           ===========           ===========
   Options exercisable,
    December 31............  23,813,363    $28     26,688,764    $23     29,366,358    $19
                            ===========           ===========           ===========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1999:

                              Weighted Average
                                 Remaining                    Weighted                   Weighted
                              Contractual Life   Options      Average       Options      Average
   Range of Exercise Prices       in Years     Outstanding Exercise Price Exercisable Exercise Price
   ------------------------   ---------------- ----------- -------------- ----------- --------------
   $ 8.04-$17.17...........           4         6,271,637       $15        6,271,637       $15
   $17.53-$24.95...........           5         6,888,774        21        6,888,774        21
   $24.98-$31.08...........           8         3,911,523        31        2,238,830        31
   $31.33-$43.66...........           8         8,221,126        36        4,242,264        37
   $43.67-$53.02...........           6         6,581,369        50        4,170,408        49
   $53.06-$62.50...........           8         7,321,668        56            1,450        56
                                               ----------                 ----------
                                      6        39,196,097       $36       23,813,363       $28
                                               ==========                 ==========

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income, basic earnings per common share and diluted earnings per common share would have been $891.9, $1.49 per share and $1.40 per share, respectively, in 1999; $803.5, $1.33 per share and $1.25 per share, respectively, in 1998; and $716.1, $1.18 per share and $1.10 per share, respectively, in 1997.

  The weighted average Black-Scholes value of grants issued in 1999, 1998 and 1997 was $8.61, $6.24 and $3.93, respectively. The Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 7 years, volatility ranging from 19% to 30%, risk-free interest rate ranging from 5.0% to 6.2% and an expected dividend yield of 2.5%. The Black-Scholes model used to determine the option values shown above was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions which greatly affect calculated values.

6. Employee Stock Ownership Plan

  In 1989, the Company expanded its Employee Stock Ownership Plan ("ESOP") through the introduction of a leveraged ESOP covering certain employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period.

  Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with contributions, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 1999,

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

1,628,735 shares were allocated to participant accounts and 3,817,707 shares were available for future allocation. Each allocated share may be converted by the trustee into eight common shares but preferred shares generally convert only after the employee ceases to work for the Company.

  Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

  Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less employee contributions and dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $9.2 in 1999, $2.4 in 1998 and $3.0 in 1997. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

  Interest incurred on the ESOP's notes amounted to $32.0 in 1999, $32.5 in 1998 and $33.0 in 1997. The Company paid dividends on the stock held by the ESOP of $29.1 in 1999, $29.3 in 1998 and $29.8 in 1997. Company contributions to the ESOP were $9.3 in 1999, $0 in 1998 and $1.0 in 1997. Employee contributions to the ESOP were $.6 in 1999, $9.4 in 1998 and $8.2 in 1997.

7. Retirement Plans and Other Retiree Benefits

Retirement Plans

  The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. To the extent these requirements are exceeded by plan assets, a contribution may not be made in a particular year. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government and corporate obligations. Domestic plan assets also include investments in the Company's common stock representing 10% and 7% of plan assets at December 31, 1999 and 1998, respectively.

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

                           COLGATE-PALMOLIVE COMPANY

                 (Dollars in Millions Except Per Share Amounts)


  Summarized information of the Company's defined benefit retirement plans and postretirement plans are as follows:

                                                                Other Retiree
                                  Pension Benefits                Benefits
                           ----------------------------------  ----------------
                             1999     1998    1999     1998     1999     1998
                           --------  ------  -------  -------  -------  -------
                            North America     International
                           ----------------  ----------------
Change in Benefit
 Obligation
Benefit obligation at
 beginning of year.......  $  998.3  $976.6  $ 329.6  $ 278.8  $ 153.0  $ 143.7
Service cost.............      29.4    28.1     12.4     17.7     (5.0)   (11.0)
Interest cost............      65.9    68.9     19.0     18.2     14.5     14.7
Participant's
 contribution............       3.1     3.3      2.3      9.7      --       --
Acquisitions/plan
 amendments..............        .2     1.5       .1      4.0      (.2)    (3.7)
Actuarial (gain)/loss....     (96.7)    7.9      3.5     14.1      5.4     20.0
Foreign exchange impact..       (.7)   (2.6)   (38.3)     4.4      (.2)     --
Benefits paid............     (80.3)  (85.4)   (17.6)   (17.3)   (11.4)   (10.7)
                           --------  ------  -------  -------  -------  -------
Benefit obligation at end
 of year.................  $  919.2  $998.3  $ 311.0  $ 329.6  $ 156.1  $ 153.0
                           --------  ------  -------  -------  -------  -------
Change in Plan Assets
Fair value of plan assets
 at beginning of year....  $  962.8  $907.3  $ 215.0  $ 193.4  $   --   $   --
Actual return on plan
 assets..................     179.7   133.1     35.6     18.5      --       --
Company contributions....       7.7     6.9     13.6     16.6     11.4     10.7
Plan participant
 contributions...........       3.1     3.3      2.3      9.7      --       --
Foreign exchange impact..       2.1    (2.4)   (25.1)   (10.9)     --       --
Acquisitions/plan
 amendments..............       --      --        .9      5.0      --       --
Benefits paid............     (80.3)  (85.4)   (17.6)   (17.3)   (11.4)   (10.7)
                           --------  ------  -------  -------  -------  -------
Fair value of plan assets
 at end of year..........  $1,075.1  $962.8  $ 224.7  $ 215.0  $   --   $   --
                           --------  ------  -------  -------  -------  -------
Funded Status
Funded status at end of
 year....................  $  155.9  $(35.5)  $(86.3) $(114.6) $(156.1) $(153.0)
Unrecognized net
 transition
 liability/(asset).......        .8    (6.6)      .5     (2.5)     --       --
Unrecognized net
 actuarial (gain)/loss...    (176.1)   19.0     (1.0)    16.4    (17.7)   (22.5)
Unrecognized prior
 service costs...........      33.8    39.9      4.0      3.9     (7.5)    (8.3)
                           --------  ------  -------  -------  -------  -------
Net amount recognized....  $   14.4  $ 16.8  $ (82.8) $ (96.8) $(181.3) $(183.8)
                           ========  ======  =======  =======  =======  =======
Amounts Recognized in
 Balance Sheet
Other assets.............  $   97.7  $ 93.3  $  34.4  $  40.9  $   --   $   --
Other liabilities........     (83.3)  (76.5)  (117.2)  (137.7)  (181.3)  (183.8)
                           --------  ------  -------  -------  -------  -------
Net amount recognized....  $   14.4  $ 16.8  $ (82.8) $ (96.8) $(181.3) $(183.8)
                           ========  ======  =======  =======  =======  =======
Weighted Average
 Assumptions
Discount rate............      8.00%   7.25%    7.04%    6.82%    8.00%    7.25%
Long-term rate of return
 on plan assets..........      9.25%   9.25%    8.75%    8.92%     --       --
Long-term rate of
 compensation increase...      5.00%   5.00%    4.54%    4.44%     --       --
ESOP growth rate.........       --      --       --       --     10.00%   10.00%

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

                                                                                Other
                                     Pension Benefits                     Retiree Benefits
                         ----------------------------------------------  ---------------------
                          1999    1998    1997    1999    1998    1997   1999    1998    1997
                         ------  ------  ------  ------  ------  ------  -----  ------  ------
                            North America           International
                         ----------------------  ----------------------
Components of Net
 Periodic Benefit Costs
Service cost............ $ 29.4  $ 28.1  $ 24.9  $ 12.4  $ 17.7  $ 16.6  $ 3.4  $  4.0  $  2.3
Interest cost...........   65.9    68.9    67.6    19.0    18.2    17.6   14.5    14.7    13.4
Annual ESOP allocation..    --      --      --      --      --      --    (8.4)  (15.0)  (10.1)
Expected return on plan
 assets.................  (85.5)  (80.8)  (77.0)  (13.3)  (13.9)  (14.2)   --      --      --
Amortization of
 transition/prior
 service costs..........   (1.0)    (.9)    1.3     --       .1      .8    (.9)    (.6)    (.3)
Amortization of
 actuarial loss/(gain)..    1.7     1.5      .7      .7      .5      .4    (.4)   (1.0)   (1.8)
                         ------  ------  ------  ------  ------  ------  -----  ------  ------
Net periodic benefit
 cost................... $ 10.5  $ 16.8  $ 17.5  $ 18.8  $ 22.6  $ 21.2  $ 8.2  $  2.1  $  3.5
                         ======  ======  ======  ======  ======  ======  =====  ======  ======

  The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $203.7 and $9.7, respectively, as of December 31, 1999, and $206.9 and $8.5, respectively, as of December 31, 1998. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded, as such book reserves equal to the unfunded amount have been recorded.

  The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $271.6 and $42.9, respectively, as of December 31, 1999, and $360.0 and $110.1, respectively, as of December 31, 1998.

  The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 5.50% for 2000 and years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase/decrease in the assumed medical cost trend rate would change the accumulated postretirement benefit obligation by approximately $14.3; annual expense would change by approximately $1.7.

8.Income Taxes

  The provision for income taxes consists of the following for the years ended December 31:

                                                             1999   1998   1997
                                                            ------ ------ ------
   United States........................................... $130.5 $122.6 $ 91.0
   International...........................................  326.8  278.9  270.9
                                                            ------ ------ ------
                                                            $457.3 $401.5 $361.9
                                                            ====== ====== ======

  The components of income before income taxes are as follows for the three years ended December 31:

                                                        1999     1998     1997
                                                      -------- -------- --------
   United States..................................... $  406.3 $  362.0 $  271.8
   International.....................................    988.3    888.1    830.5
                                                      -------- -------- --------
                                                      $1,394.6 $1,250.1 $1,102.3
                                                      ======== ======== ========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The difference between the statutory U.S. federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

   Percentage of Income Before Tax                             1999  1998  1997
   -------------------------------                             ----  ----  ----
   Tax at U.S. statutory rate................................. 35.0% 35.0% 35.0%
   State income taxes, net of federal benefit.................   .9    .7    .6
   Earnings taxed at other than U.S. statutory rate........... (1.4) (2.6) (1.8)
   Reversal of valuation allowance............................  (.2) (2.7) (1.5)
   Other, net................................................. (1.5)  1.7    .5
                                                               ----  ----  ----
   Effective tax rate......................................... 32.8% 32.1% 32.8%
                                                               ====  ====  ====

  In addition, net tax benefits (costs) of $169.0 in 1999 and $(18.5) in 1998 were recorded directly through equity which included tax benefits related to employee benefit plans. The 1999 amount also reflects tax benefits related to currency devaluation in Brazil whereas the 1998 amount reflects tax adjustments recorded upon the change in accounting for Brazil as no longer highly inflationary.

  Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being lower than the total provision for income taxes as follows:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Excess of tax over book depreciation.............. $ (11.6) $ (40.0) $ (12.7)
   Net restructuring spending........................   (14.1)   (13.6)   (47.5)
   Tax credit utilization............................   (39.0)   (10.2)   (11.5)
   Other, net........................................    16.0    (37.0)    16.7
                                                      -------  -------  -------
                                                      $ (48.7) $(100.8) $ (55.0)
                                                      =======  =======  =======

  The components of deferred tax assets (liabilities) are as follows at December 31:

                                                               1999     1998
                                                              -------  -------
   Deferred Taxes--Current:
     Accrued liabilities..................................... $  69.5  $  73.8
     Restructuring...........................................     --      14.1
     Other, net..............................................    39.7     22.5
                                                              -------  -------
     Total deferred taxes current............................   109.2    110.4
                                                              -------  -------
   Deferred Taxes--Long-term:
     Intangible assets.......................................  (275.9)  (328.5)
     Property, plant and equipment...........................  (254.2)  (251.1)
     Postretirement benefits.................................    57.0     62.6
     Tax loss and tax credit carryforwards...................   140.4    176.9
     Other, net..............................................    71.1     14.9
     Valuation allowance.....................................  (137.0)  (122.8)
                                                              -------  -------
     Total deferred taxes long-term..........................  (398.6)  (448.0)
                                                              -------  -------
       Net deferred taxes.................................... $(289.4) $(337.6)
                                                              =======  =======

  The major component of the 1999 and 1998 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  Applicable U.S. income and foreign withholding taxes have not been provided on approximately $728.7 of undistributed earnings of foreign subsidiaries at December 31, 1999. These earnings are currently considered to be permanently invested and are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

9. Supplemental Income Statement Information

Other Expense, Net                                        1999    1998    1997
------------------                                       ------  ------  ------
Amortization of intangibles............................. $ 75.6  $ 81.7  $ 86.5
Earnings from equity investments........................   (5.3)   (5.3)   (5.6)
Minority interest.......................................   30.4    28.1    29.1
Other...................................................  (27.1)  (43.3)  (37.6)
                                                         ------  ------  ------
                                                         $ 73.6  $ 61.2  $ 72.4
                                                         ======  ======  ======
Interest Expense, Net                                     1999    1998    1997
---------------------                                    ------  ------  ------
Interest incurred....................................... $224.0  $216.8  $241.6
Interest capitalized....................................  (11.8)  (12.3)  (10.0)
Interest income.........................................  (40.6)  (31.6)  (48.1)
                                                         ------  ------  ------
                                                         $171.6  $172.9  $183.5
                                                         ======  ======  ======
Research and development................................ $169.2  $166.0  $166.3
Media advertising.......................................  575.6   592.2   637.0

10. Supplemental Balance Sheet Information

Inventories                                                        1999   1998
-----------                                                       ------ ------
Raw materials and supplies....................................... $259.6 $257.9
Work-in-process..................................................   33.2   32.9
Finished goods...................................................  490.9  455.2
                                                                  ------ ------
                                                                  $783.7 $746.0
                                                                  ====== ======

  Inventories valued under LIFO amounted to $168.1 and $162.2 at December 31, 1999 and 1998, respectively. The excess of current cost over LIFO cost at the end of each year was $37.2 and $39.8, respectively. The liquidations of LIFO inventory quantities increased income by $0, $1.3 and $0 in 1999, 1998 and 1997, respectively.

Property, Plant and Equipment, Net                             1999      1998
----------------------------------                           --------  --------
Land........................................................ $  128.4  $  122.6
Buildings...................................................    708.0     705.0
Machinery and equipment.....................................  3,329.6   3,299.7
                                                             --------  --------
                                                              4,166.0   4,127.3
Accumulated depreciation.................................... (1,614.9) (1,538.1)
                                                             --------  --------
                                                             $2,551.1  $2,589.2
                                                             ========  ========
Goodwill and Other Intangible Assets, Net                      1999      1998
-----------------------------------------                    --------  --------
Goodwill and other intangibles.............................. $2,764.3  $3,080.8
Accumulated amortization....................................   (578.9)   (556.7)
                                                             --------  --------
                                                             $2,185.4  $2,524.1
                                                             ========  ========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

Other Accruals                                                     1999   1998
--------------                                                    ------ ------
Accrued payroll and employee benefits............................ $341.4 $312.4
Accrued advertising..............................................  268.3  232.6
Accrued interest.................................................   52.5   51.2
Accrued taxes other than income taxes............................   52.8   72.0
Restructuring accrual............................................    5.4   39.6
Other............................................................  125.5  149.4
                                                                  ------ ------
                                                                  $845.9 $857.2
                                                                  ====== ======
Other Liabilities                                                  1999   1998
-----------------                                                 ------ ------
Minority interest................................................ $226.3 $230.5
Pension and other benefits.......................................  381.8  398.0
Other............................................................   65.9  108.1
                                                                  ------ ------
                                                                  $674.0 $736.6
                                                                  ====== ======

11. Fair Value of Financial Instruments

  The Company utilizes interest rate swap contracts and foreign currency exchange contracts to manage interest rate and foreign currency exposures. (See Management's Discussion and Analysis--Managing Foreign Currency and Interest Rate Exposure for further discussion.) In assessing the fair value of financial instruments at December 31, 1999 and 1998, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  The carrying amounts of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 1999 and 1998. The estimated fair value of the Company's remaining financial instruments at December 31 are summarized as follows:

                                           1999                  1998
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
(Liabilities)/Assets
  Long-term debt, including current
   portion......................... $(2,582.2) $(2,616.5) $(2,582.2) $(2,800.0)
  (including foreign exchange
   contracts)
Other liabilities:
  Interest rate contracts..........       --        (3.9)      (2.4)      (3.6)
  Foreign exchange contracts.......      (4.1)      (6.8)      (8.7)     (13.0)
Equity:
  Foreign exchange contracts.......        .4         .6       (2.9)      (2.7)
  (to hedge investment in subsidi-
   aries)

  As of December 31, 1999 and 1998, the Company had interest rate agreements outstanding with an aggregate notional amount of $965.9 and $825.0, respectively, with maturities through 2018.

  As of December 31, 1999 and 1998, the Company had approximately $431.6 and $411.1, respectively, of outstanding foreign exchange contracts. At December 31, 1999, approximately 7% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 28% hedged intercompany loans and 65% hedged third-party debt and other firm commitments.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher. The amount of any such exposure is generally the unrealized gain on such contracts, which at December 31, 1999 was not significant.

12. Restructured Operations

  In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The primary elements of the reserve related to employee termination costs and expenses associated with the realignment of the Company's global manufacturing operations, as well as settlement of contractual obligations. As planned, the restructuring has produced savings that increase pretax earnings by over $150.0 annually.

  The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, are substantially completed. The remaining reserve amount of $5.4 relates to the consolidation of administrative operations following the implementation of SAP and related process changes in Europe.

  A summary of the changes in the restructuring reserve is as follows:

                                               Manufacturing Contractual
                                     Workforce    Plants     Settlements Total
                                     --------- ------------- ----------- ------
Original reserve                      $210.0      $204.1        $46.4    $460.5
1995 activity.......................    (4.2)       (7.2)       (13.5)    (24.9)
1996 activity.......................   (93.4)     (118.6)       (20.4)   (232.4)
1997 activity.......................   (45.0)      (48.0)       (11.0)   (104.0)
1998 activity.......................   (37.1)      (22.5)         --      (59.6)
                                      ------      ------        -----    ------
Balance at December 31, 1998........  $ 30.3      $  7.8        $ 1.5    $ 39.6
1999 activity.......................   (24.9)       (7.8)        (1.5)    (34.2)
                                      ------      ------        -----    ------
Balance at December 31, 1999........  $  5.4      $  --         $ --     $  5.4
                                      ======      ======        =====    ======

  In total, the headcount reductions resulting from the restructuring projects will total 4,907. The cumulative headcount reductions as of 1997, 1998 and 1999 were 3,133, 3,986 and 4,807, respectively. Factory closures and/or reconfigurations totaled 25. The cumulative factory closures and/or reconfigurations as of 1997, 1998 and 1999 were 20, 23 and 25, respectively. The costs of completing the restructuring activities to date approximated the original reserve. The headcount and factory totals were increased by 765 and 1, respectively, as a result of refinements of original estimates.

  Of the restructuring reserve remaining as of December 31, 1999 and 1998, $5.4 and $39.6, respectively, is classified as a current liability.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

13. Earnings Per Share

                         For the Year Ended   For the Year Ended   For the Year Ended
                                1999                 1998                 1997
                         -------------------- -------------------- --------------------
                                         Per                  Per                  Per
                         Income  Shares Share Income  Shares Share Income  Shares Share
                         ------  ------ ----- ------  ------ ----- ------  ------ -----
Net income.............. $937.3               $848.6               $740.4
Preferred dividends.....  (21.0)               (20.9)               (21.1)
                         ------               ------               ------
Basic EPS...............  916.3  583.1  $1.57  827.7  590.0  $1.40  719.3  590.6  $1.22
                                        =====                =====                =====
Stock options...........          11.7                 13.6                 13.8
ESOP conversion.........   19.7   44.0          18.4   44.8          17.9   45.9
                         ------  -----        ------  -----        ------  -----
Diluted EPS............. $936.0  638.8  $1.47 $846.1  648.4  $1.30 $737.2  650.3  $1.13
                         ======  =====  ===== ======  =====  ===== ======  =====  =====


14. Commitments and Contingencies

  Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $65.9 in 2000, $60.6 in 2001, $52.7 in 2002, $44.2 in 2003, $38.5 in 2004 and $134.4 thereafter. Rental expense amounted to $102.4 in 1999, $102.7 in 1998 and $94.4 in 1997. Contingent
rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

  The Company has various contractual commitments to purchase raw materials, products and services totaling $62.7 that expire through 2001.

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

                           COLGATE-PALMOLIVE COMPANY

                 (Dollars in Millions Except Per Share Amounts)


15. Quarterly Financial Data (Unaudited)

                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
1999
Net sales.................................. $2,175.3 $2,285.0 $2,314.0 $2,343.9
Gross profit...............................  1,165.9  1,221.3  1,253.6  1,253.4
Net income.................................    208.9    228.1    239.7    260.6
Earnings per common share:
  Basic....................................      .35      .38      .40      .44
  Diluted..................................      .32      .36      .38      .41
1998
Net sales.................................. $2,159.5 $2,256.5 $2,265.4 $2,290.2
Gross profit...............................  1,123.5  1,172.6  1,192.6  1,192.6
Net income.................................    196.0    203.5    214.9    234.2
Earnings per common share:
  Basic....................................      .32      .34      .35      .39
  Diluted..................................      .30      .31      .33      .36

                           COLGATE-PALMOLIVE COMPANY

                        Market and Dividend Information



  The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the amount of dividends paid per share has increased for 37 consecutive years.

                               Common Stock            $4.25 Preferred Stock
Market Price            --------------------------- ---------------------------
Quarter Ended               1999          1998          1999          1998
-------------           ------------- ------------- ------------- -------------
                         High   Low    High   Low    High   Low    High   Low
                        ------ ------ ------ ------ ------ ------ ------ ------
March 31............... $47.06 $37.53 $43.90 $33.94 $89.50 $86.75 $79.50 $72.50
June 30................  52.41  45.78  45.72  41.22  87.50  85.50  81.00  76.50
September 30...........  58.38  45.75  48.47  32.78  88.00  86.00  87.00  80.50
December 31............  65.00  47.81  47.37  34.00  91.00  87.00  88.00  85.00
Closing Price..........    $65.00        $46.44        $87.00        $88.00

Dividends Paid Per Share

Quarter Ended                                       1999   1998   1999    1998
-------------                                      ------ ------ ------- -------
March 31.......................................... $.1375 $.1375 $1.0625 $1.0625
June 30...........................................  .1375  .1375  1.0625  1.0625
September 30......................................  .1575  .1375  1.0625  1.0625
December 31.......................................  .1575  .1375  1.0625  1.0625
                                                   ------ ------ ------- -------
  Total........................................... $  .59 $  .55 $  4.25 $  4.25
                                                   ====== ====== ======= =======

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1999
                 Dollars in Millions Except Per Share Amounts

        Column A           Column B      Column C           Column D     Column E
        --------          ---------- ----------------      ----------    ---------
                                        Additions
                                     ----------------
                          Balance at Charged to                           Balance
                          Beginning  Costs and                            at End
      Description         of Period   Expenses  Other      Deductions    of Period
      -----------         ---------- ---------- -----      ----------    ---------
Allowance for doubtful
 accounts...............    $ 35.9     $10.2    $ --         $ 8.9(/1/)   $ 37.2
                            ======     =====    =====        =====        ======
Accumulated amortization
 of goodwill and
 other intangibles......    $556.7     $75.6    $ --         $53.4(/2/)   $578.9
                            ======     =====    =====        =====        ======
Valuation allowance for
 deferred tax assets....    $122.8     $ --     $52.3(/3/)   $38.1(/3/)   $137.0
                            ======     =====    =====        =====        ======

--------
NOTES:
(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Primarily due to the impact of exchange rate changes in Brazil.
(/3/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which are more likely to not be utilized in the future.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1998
                 Dollars in Millions Except Per Share Amounts

        Column A           Column B      Column C           Column D     Column E
        --------          ---------- ----------------      ----------    ---------
                                        Additions
                                     ----------------
                          Balance at Charged to                           Balance
                          Beginning  Costs and                            at End
      Description         of Period   Expenses  Other      Deductions    of Period
      -----------         ---------- ---------- -----      ----------    ---------
Allowance for doubtful
 accounts...............    $ 35.8     $12.3    $ --         $12.2(/1/)   $ 35.9
                            ======     =====    =====        =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $475.0     $81.7    $ --         $ --         $556.7
                            ======     =====    =====        =====        ======
Valuation allowance for
 deferred tax assets....    $124.3     $ --     $69.6(/2/)   $71.1(/2/)   $122.8
                            ======     =====    =====        =====        ======

--------
NOTES:
(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which are more likely to not be utilized in the future.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1997
                 Dollars in Millions Except Per Share Amounts

        Column A           Column B      Column C           Column D     Column E
        --------          ---------- ----------------      ----------    ---------
                                        Additions
                                     ----------------
                          Balance at Charged to                           Balance
                          Beginning  Costs and                            at End
      Description         of Period   Expenses  Other      Deductions    of Period
      -----------         ---------- ---------- -----      ----------    ---------
Allowance for doubtful
 accounts...............    $ 33.8     $14.0    $ --         $12.0(/1/)   $ 35.8
                            ======     =====    =====        =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $387.0     $88.0    $ --         $ --         $475.0
                            ======     =====    =====        =====        ======
Valuation allowance for
 deferred tax assets....    $114.9     $  .6    $30.8(/2/)   $22.0(/2/)   $124.3
                            ======     =====    =====        =====        ======

--------
NOTES:
(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits which are more likely to not be utilized in the future.

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

  We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                          /s/ Arthur Andersen LLP

New York, New York
February 1, 2000

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(/1/)
Dollars in Millions Except Per Share Amounts

                     1999     1998     1997     1996     1995          1994          1993          1992     1991          1990
                   -------- -------- -------- -------- --------      --------      --------      -------- --------      --------
Continuing
 Operations
Net sales........  $9,118.2 $8,971.6 $9,056.7 $8,749.0 $8,358.2(/2/) $7,587.9      $7,141.3      $7,007.2 $6,060.3      $5,691.3
Results of
 operations:
 Net income......     937.3    848.6    740.4    635.0    172.0(/2/)    580.2(/3/)    189.9(/4/)    477.0    124.9(/5/)    321.0
 Per share,
  basic..........      1.57     1.40     1.22     1.05      .26(/2/)      .96(/3/)      .27(/4/)      .73      .19(/5/)      .57
 Per share,
  diluted........      1.47     1.30     1.13      .98      .25(/2/)      .89(/3/)      .26(/4/)      .68      .19(/5/)      .53
Depreciation and
 amortization
 expense ........     340.2    330.3    319.9    316.3    300.3         235.1         209.6         192.5    146.2         126.2
Financial
 Position
Current ratio....       1.0      1.1      1.1      1.2      1.3           1.4           1.5           1.5      1.5           1.4
Property, plant
 and equipment,
 net ............   2,551.1  2,589.2  2,441.0  2,428.9  2,155.2       1,988.1       1,766.3       1,596.8  1,394.9       1,362.4
Capital
 expenditures....     372.8    389.6    478.5    459.0    431.8         400.8         364.3         318.5    260.7         296.8
Total assets.....   7,423.1  7,685.2  7,538.7  7,901.5  7,642.3       6,142.4       5,761.2       5,434.1  4,510.6       4,157.9
Long-term debt...   2,243.3  2,300.6  2,340.3  2,786.8  2,992.0       1,751.5       1,532.4         946.5    850.8       1,068.4
Shareholders'
 equity..........   1,833.7  2,085.6  2,178.6  2,034.1  1,679.8       1,822.9       1,875.0       2,619.8  1,866.3       1,363.6
Share and Other
Book value per
 common share....      3.14     3.53     3.65     3.42     2.84          3.12          3.10          4.05     3.13          2.53
Cash dividends
 declared and
 paid per common
 share ..........       .59      .55      .53      .47      .44           .39           .34           .29      .26           .23
Closing price....     65.00    46.44    36.75    23.06    17.56         15.84         15.59         13.94    12.22          9.22
Number of common
 shares
 outstanding (in
 millions).......     578.9    585.4    590.8    588.6    583.4         577.6         597.0         641.0    589.4         532.8
Number of
 shareholders of
 record:
 $4.25 Preferred.       275      296      320      350      380           400           450           470      460           500
 Common..........    44,600   45,800   46,800   45,500   46,600        44,100        40,300        36,800   34,100        32,000
Average number of
 employees.......    37,200   38,300   37,800   37,900   38,400        32,800        28,000        28,800   24,900        24,800

-------
(/1/) All share and per share amounts have been restated to reflect the 1999,
      1997 and the 1991 two-for-one stock splits.
(/2/) Income in 1995 includes a net provision for restructured operations of $369.2. (Excluding this charge, earnings per share would have been $.89, basic and $.84, diluted.)
(/3/) Income in 1994 includes a one-time charge of $5.2 for the sale of a non-
      core business, Princess House.
(/4/) Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2. (Excluding this charge, earnings per share would have been $.84, basic and $.79, diluted.)
(/5/) Income in 1991 includes a net provision for restructured operations of $243.0. (Excluding this charge, earnings per share would have been $.64, basic and $.60, diluted.)

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                           Commission File No. 1-644

 Exhibit No.                             Description
 -----------                             -----------
  3-A        Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-K dated
             October 17, 1991, File No. 1-644-2.)
  3-B        By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to Amendment No. 1 to its Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1994, File No. 1-644-2.)
  4-A        Rights Agreement dated as of October 23, 1998 between registrant and First Chicago Trust Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-A dated October
             23, 1998, File No. 1-644-2.)
  4-B(a)     Other instruments defining the rights of security holders, including indentures.*
     (b)     Colgate-Palmolive Company Employee Stock Ownership Trust Note
             Agreement dated as of June 1, 1989. (Registrant hereby
             incorporates by reference Exhibit 4-B (b) to its Annual Report on
             Form 10-K for the year ended December 31, 1989, File No. 1-644-2.)
 10-A(a)     Colgate-Palmolive Company Executive Incentive Compensation Plan,
             amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix A to its 1999 Notice of Meeting and Proxy Statement.
     (b)     Colgate-Palmolive Company Executive Incentive Compensation Plan
             Trust, as amended. (Registrant hereby incorporates by reference
             Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)
 10-B(a)     Colgate-Palmolive Company Supplemental Salaried Employees
             Retirement Plan. (Registrant hereby incorporates by reference
             Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)
     (b)     Colgate-Palmolive Company Supplemental Salaried Employees
             Retirement Plan Trust. (Registrant hereby incorporates by
             reference Exhibit 10-C (b) to its Annual Report on Form 10-K for
             the year ended December 31, 1987, File No. 1-644-2.)
 10-C(a)     Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-
             E (a) to its Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998, File No. 1-644.)
     (b)     Colgate-Palmolive Company Executive Severance Plan Trust.
             (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31,
             1987, File No. 1-644-2.)
 10-D        Colgate-Palmolive Company Pension Plan for Outside Directors, as
             amended and restated.
 10-E        Colgate-Palmolive Company Stock Plan for Non-Employee Directors.
             (Registrant hereby incorporates by reference Exhibit 10-G to its
             Annual Report on Form 10-K for the year ended December 31, 1997,
             File No. 1-644.)
 10-F        Colgate-Palmolive Company Restated and Amended Deferred
             Compensation Plan for Non-Employee Directors, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-H to its
             Annual Report on Form 10-K for the year ended December 31, 1997,
             File No. 1-644.)
 10-G        Career Achievement Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the
             year ended December 31, 1986, File No. 1-644-2.)
 10-H        Colgate-Palmolive Company 1987 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-J to its
             Annual Report on Form 10-K for the year ended December 31, 1997,
             File No. 1-644.)

 Exhibit No.                             Description
 -----------                             -----------
 10-I(a)     Stock Incentive Agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated January
             13, 1993, pursuant to the Colgate-Palmolive Company 1987 Stock
             Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the
             year ended December 31, 1993, File No. 1-644-2.)
     (b)     Stock Incentive Agreement between Colgate-Palmolive Company and
             Reuben Mark, Chairman and Chief Executive Officer, dated November
             7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock
             Option Plan. (Registrant hereby incorporates by reference Exhibit
             10-K(b) to its Annual Report on Form 10-K for the year ended
             December 31, 1997, File No. 1-644.)
 10-J        Colgate-Palmolive Company Non-Employee Director Stock Option Plan,
             as amended. (Registrant hereby incorporates by reference Exhibit
             10-L to its Annual Report on Form 10-K for the year ended December
             31, 1997, File No. 1-644.)
 10-K(a)     U.S. $800,000,000 Five Year Credit Agreement dated as of May 30,
             1997. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997, File No. 1-644.)
     (b)     Amendment dated as of April 1, 1998 to the Five Year Credit
             Agreement dated as of May 30, 1997. (Registrant hereby
             incorporates reference Exhibit 10-M(b) to its Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1998, File No. 1-644.)
 10-L        Colgate-Palmolive Company 1996 Stock Option Plan, as amended.
             (Registrant hereby incorporates by reference Exhibit 10-N to its
             Annual Report on Form 10-K for the year ended, December 31, 1997,
             File No. 1-644.)
 10-M        Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant
             hereby incorporates by reference appendix A to its 1997 Notice of
             Meeting and Proxy Statement.)
   12        Statement re Computation of Ratio of Earnings to Fixed Charges.
   21        Subsidiaries of the Registrant.
   23        Consent of Independent Public Accountants.
   24        Powers of Attorney.
   27        Financial Data Schedule.

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