Form 10-Q
period 2000-03-31
COLGATE PALMOLIVE CO
filed 2000-05-08
CIK 21665

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

           Class             Shares Outstanding            Date
           -----             ------------------    ---------------------
Common, $1.00 par value          576,648,224           April 30, 2000

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)


--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                                  March 31,
                                                                  --------

                                                          2000                1999
                                                        --------            --------
Net sales                                               $2,241.8            $2,175.3
Cost of sales                                            1,020.6             1,009.4
                                                        --------            --------
Gross profit                                             1,221.2             1,165.9

Selling, general and administrative expenses               816.7               801.0
Interest expense                                            49.1                54.0
Interest income                                             (8.0)               (8.1)
                                                        --------            --------

Income before income taxes                                 363.4               319.0
Provision for income taxes                                 123.5               110.1
                                                        --------            --------

Net income                                              $  239.9            $  208.9
                                                        ========            ========

Earnings per common share:
 Basic                                                  $    .41            $    .35
                                                        ========            ========

 Diluted                                                $    .38            $    .32
                                                        ========            ========

Dividends declared per common share*                    $    .32            $    .28
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)


--------------------------------------------------------------------------------

                                    ASSETS
                                    ------

                                                                        March 31,                December 31,
                                                                          2000                      1999
                                                                      -----------              --------------
Current Assets:
    Cash and cash equivalents                                         $   206.4                 $    199.6
    Marketable securities                                                  56.0                       35.6
    Receivables (less allowances of $37.3 and $37.2)                    1,136.7                    1,100.8
    Inventories                                                           776.2                      783.7
    Other current assets                                                  257.0                      235.1
                                                                      ---------                 ----------
                                                                        2,432.3                    2,354.8

  Property, plant and equipment:
    Cost                                                                4,172.2                    4,166.0
    Less:  Accumulated depreciation                                     1,646.7                    1,614.9
                                                                      ---------                 ----------
                                                                        2,525.5                    2,551.1

  Goodwill and other intangibles (net of accumulated
   amortization of $599.1 and $578.9)                                   2,165.8                    2,185.4
  Other assets                                                            260.4                      331.8
                                                                      ---------                 ----------
                                                                      $ 7,384.0                 $  7,423.1
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)


--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                          March 31,              December 31,
                                                            2000                   1999
                                                         ----------             -------------
Current Liabilities:
 Notes and loans payable                                 $   171.1              $   207.3
 Current portion of long-term debt                           347.2                  338.9
 Accounts payable                                            673.1                  764.8
 Accrued income taxes                                        133.1                  116.6
 Other accruals                                              969.2                  845.9
                                                         ---------              ---------
                                                           2,293.7                2,273.5

Long-term debt                                             2,285.4                2,243.3
Deferred income taxes                                        453.0                  398.6
Other liabilities                                            699.5                  674.0

Shareholders' Equity:
 Preferred stock                                             362.7                  366.5
 Common stock                                                732.9                  732.9
 Additional paid-in capital                                1,056.0                1,063.2
 Retained earnings                                         4,269.0                4,212.3
 Cumulative foreign currency
    translation adjustments                               (1,143.6)              (1,136.2)
                                                         ---------              ---------
                                                           5,277.0                5,238.7

 Unearned compensation                                      (345.4)                (348.6)
 Treasury stock, at cost                                  (3,279.2)              (3,056.4)
                                                         ---------              ---------
                                                           1,652.4                1,833.7
                                                         ---------              ---------
                                                         $ 7,384.0              $ 7,423.1
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

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                 -----------------------
                                                                        March 31,
                                                                        --------
                                                                 2000               1999
                                                                 ----               ----
Operating Activities:
----------------------

Net cash provided by operating activities                      $  333.6             $   322.0

Investing Activities:
---------------------

Capital expenditures                                              (67.2)                (62.5)
Payments for acquisitions, net of cash acquired                       -                  (4.3)
Investments in marketable securities                              (21.8)                 (4.2)
Proceeds from sales of long-term investments                      100.9                   1.5
Other                                                              (3.7)                 (3.6)
                                                               --------             ---------
 Net cash provided by (used for) investing activities               8.2                 (73.1)

Financing Activities:
---------------------

Principal payments on debt                                        (55.6)                (23.1)
Proceeds from issuance of debt                                     50.0                  82.7
Dividends paid                                                    (91.8)                (80.8)
Purchase of common stock                                         (239.9)               (192.1)
Other                                                               3.9                 (26.5)
                                                               --------             ---------
   Net cash used for financing activities                        (333.4)               (239.8)

Effect of exchange rate changes on
   cash and cash equivalents                                       (1.6)                 (1.8)
                                                               --------             ---------
Net increase in cash and cash equivalents                           6.8                   7.3

Cash and cash equivalents at beginning of period                  199.6                 181.7
                                                               --------             ---------
Cash and cash equivalents at end of period                     $  206.4             $   189.0
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

                           COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)
--------------------------------------------------------------------------------

1. The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 2000 and 1999 may not be representative of results to be expected for a full year.

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

3. Inventories by major classes were as follows:

                                                         March 31,                December 31,
                                                           2000                      1999
                                                         --------                 -----------
   Raw materials and supplies                             $243.5                    $259.6
   Work-in-process                                          33.3                      33.2
   Finished goods                                          499.4                     490.9
                                                          ------                    ------
                                                          $776.2                    $783.7
                                                          ======                    ======

4.   Earnings Per Share:

                                 Three Months Ended March 31, 2000                 Three Months Ended March 31, 1999
                                 ---------------------------------                 ---------------------------------
                                                              Per                                                Per
                                 Income         Shares       Share                 Income         Shares        Share
                                 ------         ------       -----                 ------         ------        ------
Net income                          $239.9                                            $208.9
Preferred dividends                   (5.3)                                             (5.2)
                                    ------                                            ------

 Basic EPS                           234.6       578.2         $.41                    203.7        584.2          $.35
                                                               ====                                                ====

Stock options                                     10.8                                               12.8
ESOP conversion                        5.1        43.2                                   4.6         44.3
                                    ------       -----                                ------        -----

                                    $239.7       632.2         $.38                   $208.3        641.3          $.32
 Diluted EPS                        ======       =====         ====                   ======        =====          ====


                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)
--------------------------------------------------------------------------------

5. Comprehensive income

   Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                                 Three months ended March 31,
                                                                  2000                1999
                                                                 ------             -------
Net income                                                       $239.9             $ 208.9
Foreign currency translation adjustment due to
    devaluation of Brazilian Real                                  11.8              (224.0)
Other foreign currency translation adjustments                    (19.2)              (26.3)
                                                                 ------             -------
Total comprehensive income (loss)                                $232.5             $ (41.4)
                                                                 ======             =======

  The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real in the three months ended March 31, 1999 related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

6.  Segment Information -

                                            Three months ended March 31,
                                              2000                 1999
                                            --------             --------
Net Sales
North America                              $  547.9             $  533.3
Latin America                                 588.4                534.5
Europe                                        462.4                501.5
Asia/Africa                                   375.5                361.0
                                           --------             --------
Total Oral, Personal and
   Household care                           1,974.2              1,930.3
Total Pet Nutrition                           267.6                245.0
                                           --------             --------
Net Sales                                  $2,241.8             $2,175.3
                                           ========             ========

Earnings
North America                              $  114.3             $  113.0
Latin America                                 141.6                128.2
Europe                                         84.2                 89.6
Asia/Africa                                    47.5                 42.4
                                           --------             --------
Total Oral, Personal and
   Household Care                             387.6                373.2
Total Pet Nutrition                            55.6                 44.5
Corporate                                     (38.7)               (52.8)
                                           --------             --------
Earnings before interest and
  taxes                                       404.5                364.9
Interest expense, net                         (41.1)               (45.9)
                                           --------             --------
Income before income taxes                 $  363.4             $  319.0
                                           ========             ========

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)

                                  (Unaudited)
--------------------------------------------------------------------------------


7. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 1999 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,241.8 in the first quarter of 2000, a 3% increase over the 1999 first quarter, reflecting a unit volume increase of 7% partially offset by a decline in foreign currencies. Absent the decline in foreign exchange rates, sales would have also grown 7%.

First quarter sales in the Oral, Personal and Household Care segment were $1,974.2, up 2% from 1999 on volume growth of 7%.

Colgate-North America sales reached $547.9 in the first quarter of 2000. Sales, excluding divested businesses, grew 5% on volume gains of 4% primarily driven by the continued strength of new products introduced during 1999. These new products included Colgate Total Fresh Stripe toothpaste, Colgate Navigator flexible-head toothbrush, Irish Spring aloe soap and Palmolive Spring Sensations dishwashing liquid.

Colgate-Europe sales declined 8% to $462.4 due to the negative effects of the weakened Euro. Volume rose 3% led by the United Kingdom, Italy, France, the Nordic Group and Central Europe. New product launches including the battery-powered Colgate Actibrush and Colgate Fresh Confidence toothpaste added incremental market shares across the region. Colgate-Europe also continued to gain market share in the Personal and Household Care category with products such as Palmolive Aquarium liquid soap, new varieties of Palmolive shower gel and Ajax antibacterial products.

Colgate-Latin America sales increased 10% to $588.4 as volume increased 11%.
The increased sales were fueled by strong growth in Mexico, Central America, the Caribbean, Venezuela, Colombia, Ecuador and Peru. The introduction of Colgate Fresh Confidence toothpaste in 12 new countries contributed to increased sales in this region. The region also had market share gains in the Personal and Household Care category that were driven by products such as Palmolive Botanicals shampoo and bar soap and Ajax Fiesta de Flores fragranced cleaner.

Colgate-Asia/Africa first quarter sales increased 4% to $375.5 on volume growth of 9%. China continued its significant growth through geographic expansion as well as the introduction of new products including Colgate whitening toothpaste and Softlan fabric softener. Volume growth was also strong in India, Thailand, Malaysia and the Philippines led by new products such as the Colgate Total Professional toothbrush, Palmolive liquid hand soap and shower gel, Ajax Fete des Fleurs cleaner and Palmolive Botanicals translucent soap.

Sales in the Pet Nutrition segment increased 9% to $267.6 on volume gains of 9%, with strong volume increases in both domestic and international regions. Hill's-International benefited from continued improvements in marketing and customer service programs, as well as the introduction of new products, such as Science Diet hairball control for cats which helped to increase shares in the Japanese market.

Worldwide gross profit margin for the first quarter of 2000 increased to 54.5% from 53.6%, benefiting from continued streamlining of manufacturing, global sourcing and other cost reduction programs.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Selling, general and administrative expenses as a percentage of sales decreased slightly to 36.4% from 36.8% in 1999.

During the quarter, the Company incurred one-time charges of $18.7 million related to further manufacturing consolidation and the write-down of certain assets in Africa. Almost all of these one-time restructuring charges were offset by a one-time gain recorded on the sale of real estate property.

Earnings before interest and taxes (EBIT) increased 10.9% to $404.5, and reached a level of 18.0% of sales.

Interest expense, net of interest income decreased to $41.1 in the 2000 first quarter as compared with $45.9 in 1999. The decrease is primarily a result of lower average debt levels during the quarter.

The effective tax rate was 34.0% and 34.5% in the first quarter of 2000 and 1999, respectively. The 34.0% reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1999 full year rate of 32.8%. The rate in 1999 benefited from global tax planning strategies, including the realization of tax credits.

First quarter 2000 net income increased 14.8% to $239.9 while diluted earnings per share increased 18.8% to $.38.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased to $333.6 in the 2000 first quarter compared with $322.0 in the 1999 first quarter. At March 31, 2000, $520.6 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 1999 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                           COLGATE-PALMOLIVE COMPANY



PART II.  OTHER INFORMATION
--------  -----------------

--------------------------------------------------------------------------------

Item 1. Legal Proceedings
------- -----------------

        For information regarding legal matters refer to Note 14 to the consolidated financial statements on page 36 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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



                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
                                 (Registrant)



                           Principal Financial Officer:


May 8, 2000                /s/ Stephen C. Patrick
                           -------------------------------
                               Stephen C. Patrick
                              Chief Financial Officer



                           Principal Accounting Officer:


May 8, 2000                /s/ Dennis J. Hickey
                           -------------------------------
                               Dennis J. Hickey
                              Vice President and
                              Corporate Controller