Form 10-Q
period 2000-06-30
COLGATE PALMOLIVE CO
filed 2000-08-10
CIK 21665

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                         Commission File Number 1-644
                                                -----

                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Class                    Shares Outstanding               Date
--------------------------     ------------------------      -------------------
Common, $1.00 par value              574,377,429               July 31, 2000

PART I.       FINANCIAL INFORMATION
-------       ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                 Six Months Ended
                                                    June 30,                           June 30,
                                                    --------                           --------
                                               2000             1999             2000            1999
                                               ----             ----             ----            ----
Net sales                                  $  2,336.7       $  2,285.0       $  4,578.5      $  4,460.3
Cost of sales                                 1,065.8          1,063.7          2,086.4         2,073.1
                                           ----------       ----------       ----------      ----------
Gross profit                                  1,270.9          1,221.3          2,492.1         2,387.2

Selling, general and administrative
    expenses                                    832.8            831.5          1,649.5         1,632.5
Interest expense                                 51.2             54.5            100.3           108.5
Interest income                                  (7.0)           (10.3)           (15.0)          (18.4)
                                           ----------       ----------       ----------      ----------

Income before income taxes                      393.9            345.6            757.3           664.6
Provision for income taxes                      132.0            117.5            255.5           227.6
                                           ----------       ----------       ----------      ----------

Net income                                 $    261.9       $    228.1       $    501.8      $    437.0
                                           ==========       ==========       ==========      ==========

Earnings per common share:

     Basic                                 $      .45       $      .38       $      .85      $      .73
                                           ==========       ==========       ==========      ==========

     Diluted                               $      .42       $      .36       $      .80      $      .68
                                           ==========       ==========       ==========      ==========

Dividends declared per common share*       $     -          $     -          $      .32      $      .28
                                           ===========      ===========      ==========      ==========

* Includes two dividend declarations in the first quarter periods.

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                ASSETS
                                                ------

                                                                      June 30,             December 31,
                                                                        2000                   1999
                                                                   -------------          -------------
Current Assets:
     Cash and cash equivalents                                      $     224.2             $     199.6
     Marketable securities                                                 14.5                    35.6
     Receivables (less allowances of $38.1 and $37.2)                   1,190.1                 1,100.8
     Inventories                                                          751.0                   783.7
     Other current assets                                                 219.2                   235.1
                                                                    -----------             -----------
                                                                        2,399.0                 2,354.8

Property, plant and equipment:
     Cost                                                               4,211.2                 4,166.0
     Less:  Accumulated depreciation                                    1,692.8                 1,614.9
                                                                    -----------             -----------
                                                                        2,518.4                 2,551.1
Goodwill and other intangible assets
     (net of accumulated amortization
     of $620.8 and $578.9)                                              2,129.1                 2,185.4
Other assets                                                              313.6                   331.8
                                                                    -----------             -----------
                                                                    $   7,360.1             $   7,423.1
                                                                    ===========             ===========








See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

                                                   June 30,            December 31,
                                                     2000                 1999
                                                   --------             --------
Current Liabilities:
     Notes and loans payable                     $      151.5          $      207.3
     Current portion of long-term debt                  242.9                 338.9
     Accounts payable                                   724.6                 764.8
     Accrued income taxes                               143.5                 116.6
     Other accruals                                     797.1                 845.9
                                                 ------------          ------------
                                                      2,059.6               2,273.5

Long-term debt                                        2,532.3               2,243.3
Deferred income taxes                                   462.3                 398.6
Other liabilities                                       665.9                 674.0

Shareholders' equity:
     Preferred stock                                    358.6                 366.5
     Common stock                                       732.9                 732.9
     Additional paid-in capital                       1,097.8               1,063.2
     Retained earnings                                4,522.0               4,212.3
     Cumulative foreign currency
        translation adjustments                      (1,189.8)             (1,136.2)
                                                 ------------          ------------
                                                      5,521.5               5,238.7

     Unearned compensation                             (345.7)               (348.6)
     Treasury stock, at cost                         (3,535.8)             (3,056.4)
                                                 ------------          ------------
                                                      1,640.0               1,833.7
                                                 ------------          ------------
                                                 $    7,360.1          $    7,423.1
                                                 ============          ============



See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                                 ----------------
                                                                                     June 30,
                                                                                     --------
                                                                           2000                   1999
                                                                         --------              ---------
Operating Activities:
--------------------

    Net cash provided by operating activities                           $    657.2            $    551.5

Investing Activities:
--------------------

Capital expenditures                                                        (157.2)               (145.9)
Payments for acquisitions, net of cash acquired                              (30.0)                (19.6)
Sale of non-core product lines                                                 -                    89.7
Sale of (investments in) marketable securities                                19.1                 (42.7)
Proceeds from sale of long-term investments                                  103.5                   3.2
Other                                                                        (37.4)                 (6.7)
                                                                        ----------            ----------
    Net cash used for investing activities                                  (102.0)               (122.0)

Financing Activities:
--------------------

Principal payments on debt                                                  (333.1)               (303.1)
Proceeds from issuance of debt                                               456.0                 378.4
Dividends paid                                                              (191.9)               (171.5)
Purchase of common stock                                                    (465.4)               (302.0)
Other                                                                          6.4                 (12.1)
                                                                        ----------            ----------
    Net cash used for financing activities                                  (528.0)               (410.3)

Effect of exchange rate changes on
    cash and cash equivalents                                                 (2.6)                 (2.8)
                                                                        ----------            ----------
Net increase in cash and cash equivalents                                     24.6                  16.4

Cash and cash equivalents at beginning of period                             199.6                 181.7
                                                                        ----------            ----------
Cash and cash equivalents at end of period                              $    224.2             $   198.1
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

3.    Inventories by major classes were as follows:

                                                        June 30,            December 31,
                                                          2000                  1999
                                                         ------             ------------
      Raw material and supplies                         $  231.6              $  259.6
      Work-in-process                                       33.5                  33.2
      Finished goods                                       485.9                 490.9
                                                        --------              --------
                                                        $  751.0              $  783.7
                                                        ========              ========

4.       Earnings Per Share:

                                       Three Months Ended June 30, 2000        Three Months Ended June 30, 1999
                                       --------------------------------        --------------------------------
                                                                  Per                                      Per
                                        Income      Shares       Share           Income      Shares       Share
                                        ------      ------       -----           ------      ------       -----
     Net income                          $261.9                                  $228.1
     Preferred dividends                   (5.1)                                   (5.1)
                                       ---------                               ---------

         Basic EPS                        256.8      576.3        $.45            223.0       584.1        $.38
                                                                  ====                                     ====

     Stock options                                    10.3                                     12.2
     ESOP conversion                        5.0       42.7                          4.4        44.1
                                       --------     ------                     --------       -----

         Diluted EPS                     $261.8      629.3        $.42           $227.4       640.4        $.36
                                       ========      =====        ====           ======       =====        ====

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------


                                    Six Months Ended June 30, 2000         Six Months Ended June 30, 1999
                                    ------------------------------         ------------------------------
                                                             Per                                    Per
                                      Income    Shares      Share            Income      Shares    Share
                                      ------    ------      -----            ------      ------    -----
     Net income                      $ 501.8                                $ 437.0
     Preferred dividends               (10.4)                                 (10.3)
                                     -------                                -------

         Basic EPS                     491.4     577.2      $ .85             426.7       583.9    $ .73
                                                            =====                                  =====

     Stock options                                10.6                                     12.5
     ESOP conversion                    10.1      43.0                          9.1        44.1
                                     -------    ------                      -------      ------

         Diluted EPS                 $ 501.5     630.8      $ .80           $ 435.8       640.5    $ .68
                                     =======    ======      =====           =======      ======    =====

5.   Comprehensive income

     Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                              Three months ended          Six months ended
                                                                 June 30,                     June 30,
                                                                2000       1999            2000       1999
                                                             ---------   ---------      ---------   ---------
     Net income                                              $   261.9   $   228.1      $   501.8   $   437.0
     Foreign currency translation adjustment due to
         devaluation of Brazilian Real                           (15.0)      (12.5)          (3.2)     (236.5)
     Other foreign currency translation adjustments              (31.2)      (14.6)         (50.4)      (40.9)
                                                             ---------   ---------      ---------   ---------
     Total comprehensive income                               $  215.7    $  201.0       $  448.2    $  159.6
                                                             =========   =========      =========   =========

     The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real in the six months ended June 30, 1999 related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------

6.   Segment information:


                                                 Three months ended June 30,          Six months ended June 30,
                                                      2000            1999                2000              1999
                                                 -----------       -----------         -----------       -----------
     Net Sales
     North America                               $     567.4       $     534.9         $   1,115.3       $   1,068.2
     Latin America                                     635.8             613.6             1,224.2           1,148.1
     Europe                                            480.0             495.4               942.4             996.9
     Asia/Africa                                       378.8             377.8               754.3             738.8
                                                 -----------       -----------         -----------       -----------
     Total Oral, Personal and
        Household Care                               2,062.0           2,021.7             4,036.2           3,952.0
     Total Pet Nutrition                               274.7             263.3               542.3             508.3
                                                 -----------       -----------         -----------       -----------
     Net Sales                                   $   2,336.7       $   2,285.0         $   4,578.5       $   4,460.3
                                                 ===========       ===========         ===========       ===========

     Earnings
     North America                               $     127.3       $     103.1         $     241.6       $     216.1
     Latin America                                     144.1             129.8               285.7             258.0
     Europe                                             83.0              82.4               167.2             172.0
     Asia/Africa                                        46.1              42.9                93.6              85.3
                                                 -----------       -----------         -----------       -----------
     Total Oral, Personal and
        Household Care                                 400.5             358.2               788.1             731.4
     Total Pet Nutrition                                58.0              51.0               113.6              95.5
     Corporate overhead and other                      (20.4)            (19.4)              (59.1)            (72.2)
                                                 -----------       -----------         -----------       -----------
     Earnings before interest and
       taxes                                           438.1             389.8               842.6             754.7
     Interest expense, net                             (44.2)            (44.2)              (85.3)            (90.1)
                                                 -----------       -----------         -----------       -----------
     Income before income taxes                  $     393.9       $     345.6         $     757.3       $     664.6
                                                 ===========       ===========         ===========       ===========

7. In July 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2000. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

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

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,336.7 in the second quarter of 2000, a 2% increase over the 1999 second quarter, reflecting unit volume gains of 6% partially offset by a decline in foreign currencies. Sales would have risen 7%, excluding the effect of foreign exchange declines.

Second quarter sales in the Oral, Personal and Household Care segment were $2,062.0, a 2% increase as compared to 1999 sales of $2,021.7 on volume growth of 6%.

Colgate-North America sales were $567.4 in the second quarter of 2000. Sales, excluding divested businesses, grew 8% on volume gains of 7% driven by introductions of new products in all core categories. These new products included the battery-powered Colgate Actibrush toothbrush, and Colgate Sensitive Maximum Strength and Colgate Sparkling White toothpastes. Also contributing to increased sales were Palmolive Spring Sensations dishwashing liquid and Irish Spring aloe bar soap, both introduced in late 1999.

Colgate-Latin America second quarter sales increased 4% to $635.8 on volume gains of 7%, led by strong volume growth in Mexico, Venezuela, Peru, the Dominican Republic and Central America. The regional introduction of Colgate Fresh Confidence gel toothpaste, now in 14 countries, as well as the continued success of herbal toothpastes and Palmolive Botanicals shampoo and soap strengthened market shares in the Oral and Personal Care categories.

Colgate-Europe second quarter sales decreased 3% to $480.0 as volume gains of 6% were negatively impacted by the weakened euro. Excluding the impact of foreign currency, sales would have risen 6% largely due to volume increases in the United Kingdom, Italy, Greece, Spain, Poland, Turkey and the Nordic group. The Colgate Actibrush, and Colgate Fresh Confidence and Colgate Herbal toothpastes led Oral Care market share growth in the region. Market share growth in the Personal and Household Care categories also continued, generated by Palmolive Aquarium liquid hand soap, new varieties of Palmolive shower gel, Ajax Shower Power and Palmolive Spring Sensations dishwashing liquid.

Colgate-Asia/Africa second quarter sales increased 1% to $378.8 as volume grew 6% largely as a result of strong growth in China, the Philippines, Malaysia, Australia, Vietnam and South Africa. China continued to experience significant growth through geographic expansion as well as the introduction of new products such as Softlan fabric softener and Palmolive Naturals shampoo. The region also experienced strong volume growth from new products such as Colgate Fresh Confidence, Colgate Herbal and Colgate Triple Action toothpastes. In addition, effective July 1, 2000, the Company formed a majority-owned joint venture with China's market-leading toothbrush company, Jiangsu Sanxiao Group Co. Ltd.

Hill's Pet Nutrition second quarter sales increased 4% to $274.7 with unit volume gains of 6%. Domestic volume rose through strong veterinary endorsements, higher sales from Science Diet Feline Hairball Control and its lifestage variants and effective national selling programs. Hill's-International experienced volume growth in Japan, following the launch of Science Diet Feline Hairball Control, and in Europe and Asia-Pacific, where the introduction of educational programs has led to strong sales growth of Prescription Diet products.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Sales in the Oral, Personal and Household Care segment for the six months ended June 30, 2000 were up 2% to $4,036.2 from the comparable period in 1999 as volume rose 7% partially offset by a decline in foreign currencies. Within this segment, Colgate-North America sales excluding divested businesses increased 7% on volume growth of 6%, Colgate-Latin America sales increased 7% on volume growth of 8%, Colgate-Europe sales decreased 5% while volume grew 5% and Colgate-Asia/Africa sales increased 3% on volume growth of 7%.

Worldwide gross profit margin for the second quarter of 2000 increased 100 basis point to 54.4% from 53.4% for the comparable period in 1999. The Company continued to benefit from manufacturing cost reduction initiatives, global sourcing and product mix.

Selling, general and administrative expenses as a percentage of sales decreased to 35.6% in the second quarter of 2000 from 36.4% in 1999, and to 36.0% in the first half of 2000 from 36.6% for the comparable period in 1999, due to overhead cost efficiency programs.

Earnings before interest and taxes (EBIT) increased 12.4% to $438.1 in the second quarter of 2000, and reached a level of 18.7% of sales versus 17.1% in second quarter of 1999. For the first half of 2000 EBIT increased 11.6% to $842.6, a level of 18.4% of sales as compared to 16.9% in 1999.

Interest expense, net of interest income, remained level at $44.2 in the second quarter of 2000 as compared with 1999. For the first half of 2000 interest expense decreased to $85.3 compared with $90.1 in 1999, primarily due to strong cash generation and the lower dollar cost of foreign currency denominated debt.

The effective tax rate for the second quarter of 2000 was 33.5% versus 34.0% for the second quarter of 1999. The effective rate for the first half of 2000 was 33.7% versus 34.2% for the same period in 1999. The 33.7% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 1999 full year rate of 32.8%. The rates in both years include the benefits of global tax planning strategies, including the realization of tax credits.

Net income for the second quarter of 2000 increased 14.8% to $261.9 or $.42 per share on a diluted basis compared with $228.1 or $.36 per share in the prior year. For the first half of 2000, net income increased 14.8% to $501.8 or $.80 per share on a diluted basis compared with $437.0 or $.68 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 19% to $657.2 in the 2000 first half compared with $551.5 in the 1999 first half. The improvement was primarily generated by the increase in operating profit. At June 30, 2000, $634.4 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis. The Company's liquidity remains strong. In March 2000, Standard and Poors increased the Company's debt rating from A to A+.

Reference should be made to the Company's 1999 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                           COLGATE-PALMOLIVE COMPANY


PART II.  OTHER INFORMATION
--------  -----------------

--------------------------------------------------------------------------------

Item 1.   Legal Proceedings
-------   -----------------

          For information regarding legal matters refer to Item 3 on page 4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and Note 14 to the consolidated financial statements included therein on page 36.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          The Company's annual meeting of stockholders was held on May 9, 2000. The matters voted on and the results of the vote were as follows:

          (a) Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, John P. Kendall, Richard J. Kogan, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:

                                        Votes Received           Votes Withheld
                                        --------------           --------------

               Jill K. Conway             520,188,400               4,941,627
               Ronald E. Ferguson         520,145,297               4,984,730
               Ellen M. Hancock           520,252,837               4,877,190
               David W. Johnson           520,003,027               5,127,000
               John P. Kendall            519,329,489               5,800,538
               Richard J. Kogan           520,382,647               4,747,380
               Reuben Mark                520,173,628               4,956,399
               Howard B. Wentz, Jr.       519,580,310               5,549,717

          (b) The ratification of the selection of Arthur Andersen LLP as auditors for the year ending December 31, 2000 was approved. The results of the vote were as follows:

                 Votes For          Votes Against           Abstentions
               -------------        -------------           -----------
                519,282,642           3,503,968              2,343,417

                           COLGATE-PALMOLIVE COMPANY

--------  ------------------


--------------------------------------------------------------------------------



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits:

               Exhibit 4-B(b) Colgate-Palmolive Company Employee Stock Ownership
                              Trust effective as of June 1, 1989, as
                              amended

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

                           COLGATE-PALMOLIVE COMPANY
                           -------------------------
                                 (Registrant)



                            Principal Financial Officer:


August 10, 2000            /s/    Stephen C. Patrick
                           ---------------------------
                                  Stephen C. Patrick
                                 Chief Financial Officer


                            Principal Accounting Officer:


August 10, 2000            /s/    Dennis J. Hickey
                           ---------------------------
                                  Dennis J. Hickey
                                 Vice President and
                                Corporate Controller