Form 10-Q
period 2000-09-30
COLGATE PALMOLIVE CO
filed 2000-11-09
CIK 21665

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to                   .
                               --------------------    ------------------

Commission File Number 1-644
                       -----

                          COLGATE-PALMOLIVE COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-1815595
------------------------------------                   -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

    300 PARK AVENUE, NEW YORK, NEW YORK                       10022
  ---------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                               (212) 310-2000
  ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                  NO CHANGES
  ---------------------------------------------------------------------------
    (Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No_____
                                      ----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

           Class                    Shares Outstanding               Date
---------------------------     ---------------------------  -----------------
Common, $1.00 par value              572,236,615              October 31, 2000

PART I.   FINANCIAL INFORMATION
-------   ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                   Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                   --------------------     ------------------------
                                                  2000           1999         2000            1999
                                                --------       --------     --------        --------
Net sales                                       $2,366.5       $2,314.0     $6,945.0        $6,774.3
Cost of sales                                    1,073.0        1,060.4      3,159.4         3,133.5
                                                --------       --------     --------        --------
Gross profit                                     1,293.5        1,253.6      3,785.6         3,640.8

Selling, general and administrative
   expenses                                        851.9          852.0      2,501.4         2,484.5
Interest expense                                    54.8           54.3        155.1           162.8
Interest income                                     (6.5)         (10.5)       (21.5)          (28.9)
                                                --------       --------     --------        --------

Income before income taxes                         393.3          357.8      1,150.6         1,022.4
Provision for income taxes                         118.0          118.1        373.5           345.7
                                                --------       --------     --------        --------

Net income                                      $  275.3       $  239.7     $  777.1        $  676.7
                                                ========       ========     ========        ========

Earnings per common share:

   Basic                                        $    .47       $    .40     $   1.32        $   1.13
                                                ========       ========     ========        ========

   Diluted                                      $    .44       $    .38     $   1.24        $   1.06
                                                ========       ========     ========        ========

Dividends declared per common share             $    .16       $    .16     $    .47        $    .43
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

________________________________________________________________________________

                                    ASSETS
                                    ------
                                                September 30,    December 31,
                                                    2000            1999
                                                  ---------       ---------

Current assets:
     Cash and cash equivalents                   $     210.9      $     199.6
     Marketable securities                               9.6             35.6
     Receivables (net of allowances of
        $39.0 and $37.2)                             1,191.6          1,100.8
     Inventories                                       744.7            783.7
     Other current assets                              203.8            235.1
                                                 -----------      -----------
                                                     2,360.6          2,354.8

Property, plant and equipment, at cost               4,216.0          4,166.0
      Less:  Accumulated depreciation                1,715.7          1,614.9
                                                 -----------      -----------
                                                     2,500.3          2,551.1

Goodwill and other intangible assets
     (net of accumulated amortization
     of $648.2 and $578.9)                           2,119.5          2,185.4
Other assets                                           256.7            331.8
                                                 -----------      -----------
                                                 $   7,237.1      $   7,423.1
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

________________________________________________________________________________

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                 September 30,     December 31,
                                                    2000              1999
                                              ----------------   ---------------

Current liabilities:
     Notes and loans payable                     $    115.9        $    207.3
     Current portion of long-term debt                145.5             338.9
     Accounts payable                                 680.4             764.8
     Accrued income taxes                             120.7             116.6
     Other accruals                                   848.5             845.9
                                                 ----------        ----------
                                                    1,911.0           2,273.5

Long-term debt                                      2,681.3           2,243.3
Deferred income taxes                                 516.3             398.6
Other liabilities                                     553.7             674.0

Shareholders' equity:
     Preferred stock                                  356.1             366.5
     Common stock                                     732.9             732.9
     Additional paid-in capital                     1,046.3           1,063.2
     Retained earnings                              4,706.1           4,212.3
     Cumulative foreign currency
        translation adjustments                    (1,216.7)         (1,136.2)
                                                 ----------        ----------
                                                    5,624.7           5,238.7

     Unearned compensation                           (342.6)           (348.6)
     Treasury stock, at cost                       (3,707.3)         (3,056.4)
                                                 ----------        ----------
                                                    1,574.8           1,833.7
                                                 ----------        ----------
                                                 $  7,237.1        $  7,423.1
                                                 ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

________________________________________________________________________________

                                                                      Nine Months Ended
                                                                      -----------------
                                                                        September 30,
                                                                        -------------
                                                                   2000               1999
                                                                   ----               ----
Operating Activities:
--------------------
Net income                                                     $    777.1        $    676.7
Adjustments to reconcile net income to net cash
       provided by operations:
    Restructured operations                                          (6.1)            (22.5)
    Depreciation and amortization                                   252.3             248.6
    Income taxes and other, net                                     120.2              63.9
    Cash effects of changes in:
       Receivables                                                  (98.8)            (75.7)
       Inventories                                                    5.1             (85.0)
       Payables and accruals                                         32.0             158.1
                                                               ----------        ----------
    Net cash provided by operating activities                     1,081.8             964.1

Investing Activities:
--------------------
Capital expenditures                                               (236.7)           (225.1)
Payments for acquisitions, net of cash acquired                     (49.5)            (44.1)
Proceeds from sale of non-core product lines                            -              91.5
Proceeds from sale of marketable securities                          22.9               1.5
Proceeds from sale of long-term investments                         106.4              15.7
Other                                                                (7.2)            (23.5)
                                                               -----------       ----------
    Net cash used for investing activities                         (164.1)           (184.0)

Financing Activities:
--------------------
Principal payments on debt                                         (660.2)           (370.3)
Proceeds from issuance of debt                                      832.2             408.5
Payments to outside investors                                      (113.9)                -
Purchase of common stock                                           (704.0)           (466.8)
Dividends paid                                                     (283.3)           (264.5)
Other                                                                29.0              (4.4)
                                                               ----------        ----------
    Net cash used for financing activities                         (900.2)           (697.5)

Effect of exchange rate changes on
    cash and cash equivalents                                        (6.2)             (1.8)
                                                               ----------        ----------
Net increase in cash and cash equivalents                            11.3              80.8

Cash and cash equivalents at beginning of period                    199.6             181.7
                                                               ----------        ----------
Cash and cash equivalents at end of period                     $    210.9        $    262.5
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

3.   Inventories by major classes were as follows:

                                         September 30,         December 31,
                                            2000                  1999
                                         ------------         -----------

     Raw material and supplies             $   226.8             $  259.6
     Work-in-process                            36.1                 33.2
     Finished goods                            481.8                490.9
                                           ---------             --------
                                           $   744.7             $  783.7
                                           =========             ========


4.   Earnings Per Share:

                                         Three Months Ended
                                         ------------------

                              September 30, 2000          September 30, 1999
                         --------------------------    ------------------------
                                              Per                          Per
                         Income    Shares    Share     Income    Shares   Share
                         ------    ------    -----     ------    ------   -----

Net income               $275.3                        $239.7
Preferred dividends        (5.2)                         (5.3)
                         ------                        ------

   Basic EPS              270.1      573.6    $.47      234.4    582.8     $.40
                                              ====                         ====

Stock options                          8.9                        11.9
ESOP conversion             4.9       42.4                5.2     43.8
                         ------      -----             ------    -----

   Diluted EPS           $275.0      624.9    $.44     $239.6    638.5     $.38
                         ======      =====    ====     ======    =====     ====

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

------------------------------------------------------------------------------



                                          Nine Months Ended
                                          -----------------
                             September 30, 2000          September 30, 1999
                        --------------------------    ------------------------
                                              Per                         Per
                        Income      Shares   Share    Income     Shares  Share
                        ------      ------   -----    ------     ------  -----

Net income              $777.1                        $676.7
Preferred dividends      (15.6)                        (15.7)
                        -------                       ------

   Basic EPS             761.5      576.1    $1.32     661.0     583.5   $1.13
                                             =====                       =====

Stock options                        10.0                         12.3
ESOP conversion           18.3       42.8               14.3      44.2
                        ------     ------             ------     -----

   Diluted EPS          $779.8      628.9    $1.24    $675.3     640.0   $1.06
                        ======      =====    =====    ======     =====   =====

5.   Comprehensive income

     Comprehensive income is comprised primarily of net earnings and currency translation gains and losses. Total comprehensive income for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                                                               Three months ended         Nine months ended
                                                                 September 30,              September 30,
                                                                2000       1999            2000       1999
                                                             ---------   ---------      ---------   ------
     Net income                                               $  275.3    $  239.7       $  777.1    $  676.7
     Foreign currency translation adjustment due to
          devaluation of Brazilian Real                          (12.5)      (41.5)         (15.7)     (278.0)
     Other foreign currency translation adjustments              (14.4)      (10.8)         (64.8)      (51.7)
                                                             ---------   ---------      ---------   ---------
     Total comprehensive income                               $  248.4    $  187.4       $  696.6    $  347.0
                                                             =========   =========      =========   =========

     The charge to cumulative translation adjustment resulting from the devaluation of the Brazilian Real related to foreign currency denominated goodwill and property, plant and equipment and did not include economic losses on monetary assets.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

-----------------------------------------------------------------------------


6.   Segment Information -

                                                         Three months ended                       Nine months ended
                                                           September 30,                            September 30,
                                                       2000              1999                   2000              1999
                                                  ------------      ------------           ------------      ---------
     Net Sales
     North America                                $     597.5      $     538.1             $   1,712.8       $   1,606.3
     Latin America                                      620.9            593.8                 1,845.1           1,741.9
     Europe                                             483.8            529.0                 1,426.2           1,525.9
     Asia/Africa                                        396.6            386.8                 1,150.9           1,125.6
                                                  -----------      -----------             -----------       -----------
     Total Oral, Personal and Household Care          2,098.8          2,047.7                 6,135.0           5,999.7
     Total Pet Nutrition                                267.7            266.3                   810.0             774.6
                                                  -----------      -----------             -----------       -----------
     Net Sales                                    $   2,366.5      $   2,314.0             $   6,945.0       $   6,774.3
                                                  ===========      ===========             ===========       ===========

     Earnings
     North America                                $     125.1      $     100.9             $     366.7       $     317.0
     Latin America                                      151.7            135.8                   437.4             393.8
     Europe                                              82.8             97.0                   250.0             269.0
     Asia/Africa                                         51.0             41.1                   144.6             126.4
                                                  -----------      -----------             -----------       -----------
     Total Oral, Personal and Household Care            410.6            374.8                 1,198.7           1,106.2
     Total Pet Nutrition                                 61.4             56.2                   175.0             151.7
     Corporate overhead and other                       (30.4)           (29.4)                  (89.5)           (101.6)
                                                  -----------      -----------             -----------       -----------
     Earnings before interest and taxes                 441.6            401.6                 1,284.2           1,156.3
     Interest expense, net                              (48.3)           (43.8)                 (133.6)           (133.9)
                                                  -----------      -----------             -----------       -----------
     Income before income taxes                   $     393.3      $     357.8             $   1,150.6       $   1,022.4
                                                  ===========      ===========             ===========       ===========

7.   New accounting pronouncements

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

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

________________________________________________________________________________

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS 137 and FAS 138. FAS 133, as amended, is effective for the Company beginning January 1, 2001 and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction. The Company believes that adoption of this statement, as amended, will not have a material impact on the Company's financial position, results of operations or cash flows.

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

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

________________________________________________________________________________

Results of Operations
---------------------

Worldwide sales reached $2,366.5 in the third quarter of 2000, a 2% increase over the 1999 third quarter, reflecting unit volume gains of 5% partially offset by a decline in foreign currencies. Sales would have risen 7%, excluding the effect of foreign currency declines. Sales in the Oral, Personal and Household Care segment were $2,098.8, up 2% from 1999 on volume growth of 5%.

Colgate-North America sales were $597.5 in the third quarter of 2000. Sales and volume grew 11% and 10%, respectively. Volume increases reflect the success of recently-introduced products including new Colgate Sparkling White toothpaste and the battery-powered Colgate Actibrush toothbrush in the Oral Care category. In the Personal Care category, the launch of Softsoap Fruit Essentials body wash & hand soap and Softsoap 2-in-1 with moisturizing lotion boosted sales and market shares as well.

Colgate-Latin America sales increased 5% to $620.9 on volume gains of 2% led by strong volume growth in Mexico, Venezuela, Central America and the Dominican Republic. The continued success of products such as Colgate Fresh Confidence, Colgate Herbal and Colgate Triple Action toothpastes contributed to increased sales in the Oral Care category. Record market shares were achieved in underarm protection with Lady Speed Stick gel while the continued success of Palmolive Botanicals shampoo and soap strengthened market shares in the Personal Care category.

Colgate-Europe third quarter sales decreased 9% to $483.8 as volume gains of 2% were negatively impacted by the weakened euro. Excluding the impact of foreign currency, sales would have risen 4% largely due to volume increases in Italy, Holland, United Kingdom, France and Poland. Oral Care market share growth within the region was generated by increased sales of the battery-powered Colgate Actibrush toothbrush and Colgate Fresh Confidence toothpaste. Other recently-introduced products were Ajax Shower Power cleaner, Palmolive Actif men's shower gel and Palmolive Spring Sensations dish liquid which all helped to increase sales across Europe.

Colgate-Asia/Africa third quarter sales increased 3% to $396.6 as volume grew 9% with the strongest gains in China, Thailand, Vietnam and South Africa. The region experienced strong volume growth from products such as Colgate Herbal toothpaste, Palmolive Naturals shampoo and Lady Speed Stick deoderant. China continued to experience significant growth which included geographic expansion and a newly-formed joint venture with China's leading toothbrush company, Jiansu Sanxiao Group Co. Ltd.

Hill's Pet Nutrition segment sales increased 1% to $267.7 on unit volume gains of 2%. Hill's experienced international volume growth particularly with the continued success of Science Diet Feline Hairball Control in Japan and the Perfect Shop/Perfect Clinic merchandising program in Europe. In the U.S., Hill's launched a number of new products including Science Diet Sensitive Skin and Science Diet Sensitive Stomach which are the first products of their kind to address these common problems.

For the nine months ended September 30, 2000, sales increased 3% to $6,945.0 on 6% unit volume growth. Sales in the Oral, Personal and Household Care segment for the nine months ended September 30, 2000 were $6,135.0, up 2% from the comparable period in 1999 on volume growth of 6%. Within this segment, Colgate-Latin America sales increased 6% on volume growth of 6%, Colgate-North America sales excluding divested businesses increased 8% on volume growth of 7%, Colgate-Europe sales decreased 7% on volume growth of 4% and Colgate-Asia/Africa sales increased 3% as unit volume increased 8%. Hill's sales and volume both increased 5%.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

________________________________________________________________________________

Worldwide gross profit margin for the third quarter of 2000 increased to 54.7% from 54.2% in 1999 as the Company continued to benefit from streamlining manufacturing costs, global sourcing and other cost reduction programs. Gross profit margin for the first nine months of 2000 increased to 54.5% from 53.7% in 1999.

Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 36.0% in the third quarter of 2000 from 36.8% in 1999, and decreased to 36.0% in the first nine months of 2000 from 36.7% for the comparable period in 1999 due to overhead and cost efficiency programs.

Earnings before interest and taxes (EBIT) increased 10% to $441.6 in the 2000 third quarter, and reached a level of 18.7% of sales versus 17.4% in the third quarter of 1999. For the first nine months of 2000 EBIT increased 11% to $1,284.2, a level of 18.5% of sales as compared to 17.1% in 1999.

Interest expense, net of interest income, increased to $48.3 in the 2000 third quarter as compared with $43.8 in 1999 due to increased debt levels. For the first nine months of 2000, interest expense was $133.6 as compared with $133.9 in 1999.

The effective tax rate for the third quarter of 2000 was 30.0% compared to 33.0% in the third quarter of 1999. The effective rate for the first nine months of 2000 was 32.5% versus 33.8% for the same period in 1999. The 32.5% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly lower than the 1999 full year rate of 32.8%. The rate in both 2000 and 1999 benefited from global tax planning strategies, including the realization of tax credits.

Net income for the third quarter of 2000 increased 15% to $275.3 or $0.44 per share on a diluted basis compared with $239.7 or $0.38 per share in the prior year. For the first nine months of 2000, net income increased 15% to $777.1 or $1.24 per share on a diluted basis compared with $676.7 or $1.06 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 12.2% to $1,081.8 in the first nine months of 2000 compared with $964.1 in the comparable period of 1999. The improvement was generated by the increase in operating profit and working capital management. At September 30, 2000, $793.2 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

During 1993, the Company participated in the formation of a financing subsidiary with outside investors. The Company consolidated this entity and reported the amounts invested by outside investors as a minority interest. During the third quarter, this subsidiary ceased operations resulting in a cash payment of $113.9.

Reference should be made to the 1999 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

 PART II. OTHER INFORMATION
 -------  -----------------

________________________________________________________________________________


Item 1.   Legal Proceedings
------    -----------------

          For information regarding legal matters refer to Item 3 on page 4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and Note 14 to the consolidated financial statements included therein on page 36.

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

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

                                        COLGATE-PALMOLIVE COMPANY
                                        -------------------------
                                               (Registrant)



                                            Principal Financial Officer:


November 9, 2000                        /s/         Stephen C. Patrick
                                        --------------------------------------
                                                    Stephen C. Patrick
                                                   Chief Financial Officer

                                            Principal Accounting Officer:


November 9, 2000                        /s/           Dennis J. Hickey
                                        --------------------------------------
                                                      Dennis J. Hickey
                                                     Vice President and
                                                    Corporate Controller