Form 10-K405
period 2000-12-31
COLGATE PALMOLIVE CO
filed 2001-03-28
CIK 21665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  At February 28, 2001 the aggregate market value of stock held by non-affiliates was $33.3 billion. There were 563,630,696 shares of Common Stock outstanding as of February 28, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE:

               Documents                         Form 10-K Reference


  Portions of Proxy Statement for the       Part III, Items 10 through 13
          2001 Annual Meeting

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

 (b) Financial Information About Industry Segments

  Worldwide net sales and earnings by business segment and geographic region during the last three years appear under the caption "Results of Operations" in Part II, Item 7 of this report on pages 6 and 7.

 (c) Narrative Description of the Business

  The Company manages its business in two distinct product segments: Oral, Personal and Household Care, and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand in the U.S. and throughout many parts of the world. Colgate's Oral Care products include toothbrushes, toothpaste, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Fresh Confidence, Colgate Sparkling White and Colgate Total Plus Whitening toothpastes, and the Colgate Actibrush battery-powered toothbrush.

  Colgate leads many segments of the Personal Care market with several products including bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants and shave products. Colgate is the market leader in liquid soaps in the U.S. and globally is the market leader in male deodorant sticks. Strong brands in this segment include Irish Spring, Softsoap brand liquid soap and Palmolive, which is available as a soap and, in many countries, as a shampoo and conditioner. Colgate also manufactures and markets Mennen deodorants and men's toiletries.

  Colgate manufactures and markets a wide array of products for Household Care. Major products include Palmolive and Ajax dishwashing liquid and antibacterial hand soaps and new Palmolive Spring Sensations dishwashing liquid. Colgate also markets other household names in cleaning and laundry products such as Fab, Ajax and Murphy's oil soap which is North America's leading wood floor cleaner. In the Company's major markets outside the U.S., Colgate is number one in fabric softeners with leading brands Suavitel in Latin America, Soupline in Europe and Softlan in Asia.

  Sales of Oral, Personal, Household and Fabric Care products accounted for 34%, 24%, 16% and 14% of total worldwide sales in 2000, respectively. Geographically, Oral Care is a significant part of the Company's business in Asia/Africa, comprising approximately 54% of sales in that region for 2000. See also Note 1 to the Consolidated Financial Statements.

  Colgate, through its Hill's Pet Nutrition subsidiary, is the world leader in specialty pet nutrition products for dogs and cats. Hill's markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs, and Prescription Diet for dogs and cats with disease conditions. Hill's recently relaunched the entire Science Diet line and added several innovative products to both the Science Diet and Prescription Diet brands. Hill's sells its products in 85 countries and leads the premium pet food segment in Japan. Sales of Pet Nutrition products accounted for 12% of total worldwide sales in 2000.

Research and Development

  Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumers' personal needs and pet nutrition needs. During 2000, the Company spent $176.1 million on research and development activities.

Distribution; Competition; Trademarks and Patents

  The Company's products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company's sales.

  Most raw materials are purchased from other companies and are available from several sources. While it is generally the Company's policy to streamline supply chain sources, raw materials used in the manufacture of the Company's products are generally available in adequate supply. Raw material commodities such as tallow and essential oils are subject to wide price variations. No one raw material represents a significant portion of the Company's total material requirements.

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

Environmental Matters

  Compliance with environmental rules and regulations has not significantly affected the Company's earnings or competitive position. Capital expenditures for environmental control facilities totaled $15.3 million for 2000. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. Please refer to Note 14 to the Consolidated Financial Statements.

 (d) Financial Information About Foreign and Domestic Operations and Export
 Sales

  For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2. PROPERTIES

  The Company owns and leases a total of 280 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is housed in leased facilities at 300 Park Avenue, New York, New York.

  In the United States, the Company operates 43 facilities, of which 21 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana, and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. Research facilities are located throughout the world with the primary research center for Oral, Personal and Household Care products located in Piscataway, New Jersey and the primary research center for Pet Nutrition products located in Topeka, Kansas.

  Overseas, the Company operates 237 facilities, of which 92 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, Thailand, the United Kingdom and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

  All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3. LEGAL PROCEEDINGS

  In 1995, the Company acquired the Kolynos oral care business from American Home Products, as described in the Company's Form 8-K dated January 10, 1995. On September 8, 1998, the Company's Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine which, at current exchange rates, approximates $125 million. The Company has appealed the decision to the Brazilian Monetary System Appeals Council, thereby suspending the fine pending the decision of the Council. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously.

  For information regarding other legal matters refer to Note 14 of the Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of executive officers as of March 28, 2001:

                            Date First
                             Elected
          Name          Age  Officer               Present Title
          ----          --- ----------             -------------

 Reuben Mark..........   62    1974    Chairman of the Board and Chief
                                       Executive Officer
 William S. Shanahan..   60    1983    President
 Lois D. Juliber......   52    1991    Chief Operating Officer
 Javier G. Teruel.....   50    1996    Chief Growth Officer
 Ian M. Cook..........   48    1996    Executive Vice President
                                       President, Colgate-North America
 Stephen C. Patrick...   51    1990    Chief Financial Officer
 Andrew D. Hendry.....   53    1991    Senior Vice President
                                       General Counsel and Secretary
 Michael J. Tangney...   56    1993    Executive Vice President
                                       President, Colgate-Latin America
 Robert J. Joy........   54    1996    Vice President
                                       Global Human Resources
 Dennis J. Hickey.....   52    1998    Vice President and
                                       Corporate Controller
 Robert C. Wheeler....   59    1991    Chief Executive Officer
                                       Hill's Pet Nutrition, Inc.
 Steven R. Belasco....   54    1991    Vice President
                                       Taxation and Real Estate
 Brian J. Heidtke.....   60    1986    Vice President
                                       Finance and Corporate Treasurer
 Ronald T. Martin.....   52    2001    Vice President
                                       Global Business Practices & Public
                                       Affairs
 Michele C. Mayes.....   51    2001    Vice President
                                       Legal and Assistant Secretary
 Peter D. McLeod......   60    1984    Vice President
                                       Manufacturing Engineering Technology
 Barrie M. Spelling...   57    1994    President
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations

                                                     2000     1999     1998
                                                   -------- -------- --------
  Worldwide Net Sales by Business Segment and
   Geographic Region
  Oral, Personal and Household Care
    North America(/1/)............................ $2,310.0 $2,143.7 $2,047.5
    Latin America.................................  2,507.5  2,356.7  2,407.9
    Europe........................................  1,890.1  2,028.8  2,067.7
    Asia/Africa...................................  1,532.0  1,519.7  1,452.6
                                                   -------- -------- --------
  Total Oral, Personal and Household Care.........  8,239.6  8,048.9  7,975.7
  Total Pet Nutrition(/2/)........................  1,118.3  1,069.3    995.9
                                                   -------- -------- --------
    Total Net Sales............................... $9,357.9 $9,118.2 $8,971.6
                                                   ======== ======== ========

--------
(/1/Net)sales in the United States for Oral, Personal and Household Care were
    $2,025.7, $1,880.8 and $1,799.6 in 2000, 1999 and 1998, respectively.
(/2/Net)sales in the United States for Pet Nutrition were $736.0, $709.2 and
    $688.6 in 2000, 1999 and 1998, respectively.

Net Sales and Earnings Before Interest and Taxes (EBIT)

  Worldwide net sales increased 3% to $9,357.9 in 2000 on volume growth of 6%. Net sales would have grown 7% excluding foreign currency translation. Net sales in the Oral, Personal and Household Care segment increased 2% on 6% volume growth, while net sales and volume in Pet Nutrition increased by 5%. In 1999, worldwide net sales increased 2% to $9,118.2 on volume growth of 5%, reflecting the negative impact of foreign currency translation.

  EBIT rose from $1,566.2 in 1999 to $1,740.5 in 2000. The 11% increase reflected the Company's strong volume growth and cost-control initiatives that were effective in increasing margins. EBIT increased 10% in 1999 to $1,566.2 from $1,423.0 in 1998.

Gross Profit

  Gross profit margin increased to 54.4%, above both the 1999 level of 53.7% and the 1998 level of 52.2%. This favorable trend continues to reflect the Company's financial strategy to improve all aspects of its supply

(Dollars in Millions Except Per Share Amounts)

chain through global sourcing, restructuring and other cost-reduction initiatives, as well as its emphasis on higher margin products.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses as a percentage of sales were 35% in 2000, 36% in 1999 and 36% in 1998. The overall spending as a percentage of sales declined slightly as a result of the Company's continued focus on expense containment, offset by higher advertising costs.

Other Expense, Net

  Other expense, net, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments, gains on sale of real estate and non-core product lines, and other miscellaneous gains and losses. Other expense, net, decreased in 2000 from $73.6 to $52.3 primarily due to unrealized gains of $15.4 on foreign currency contracts.

  Items included in other expense, net during 2000 were one-time charges of $92.7 ($61.2 aftertax), including a restructuring charge recorded in the fourth quarter related to the realignment of certain manufacturing operations and the exiting of our business in Nigeria. Also included are one-time gains of $102.0 ($60.9 aftertax) recorded on the sale of real estate and the sale of our Viva detergent brand in Mexico.

  During 1999 the Company incurred one-time charges related to the exiting of certain activities, such as the manufacture of aluminum tubes in Brazil. These charges were offset by a gain of $33.0 ($17.6 aftertax) recorded on the sale of the U.S. Baby Magic brand and a gain of $17.4 ($11.4 aftertax) on the sale of real estate.


                                                  2000      1999      1998
                                                --------  --------  --------
  Worldwide Earnings by Business Segment and
   Geographic Region
  Oral, Personal and Household Care
    North America.............................. $  482.4  $  413.0  $  395.5
    Latin America..............................    603.1     535.7     502.0
    Europe.....................................    320.0     342.0     317.5
    Asia/Africa................................    194.0     166.7     158.6
                                                --------  --------  --------
  Total Oral, Personal and Household Care......  1,599.5   1,457.4   1,373.6
  Total Pet Nutrition..........................    243.5     219.9     173.8
  Corporate Overhead and Other.................   (102.5)   (111.1)   (124.4)
                                                --------  --------  --------
  Earnings Before Interest and Taxes...........  1,740.5   1,566.2   1,423.0
  Interest Expense, Net........................   (173.3)   (171.6)   (172.9)
                                                --------  --------  --------
  Income Before Income Taxes................... $1,567.2  $1,394.6  $1,250.1
                                                ========  ========  ========


Segment Results

 North America

  North America achieved strong results for the year. Net sales grew 8% to $2,310.0 as unit volume rose 8% driven by the introduction of new products in all core categories. These new products included the battery-powered Colgate Actibrush toothbrush, Colgate 2in1 toothpaste & mouthwash, and Colgate Sensitive Maximum Strength and Colgate Sparkling White toothpastes. In the Personal Care category, the launch of Softsoap Fruit Essentials body wash and hand soap and Softsoap 2-in-1 with moisturizing lotion boosted sales and market shares as well. In 1999, North America achieved overall sales growth excluding divestments of 6% to $2,143.7 on volume growth of 8%.

(Dollars in Millions Except Per Share Amounts)

  EBIT for North America was up 17% to $482.4. The region achieved earnings growth through volume gains, higher gross profit margins and continued focus on cost control. EBIT in 1999 was up 4% to $413.0.

 Latin America

  Net sales in Latin America increased 6% to $2,507.5 on 6% volume growth led by strong growth in Mexico, Brazil, Venezuela and Central America. The regional introduction of Colgate Fresh Confidence gel toothpaste as well as Palmolive Botanicals shampoo and soap strengthened market shares in the Oral and Personal Care categories. In 1999, Latin America net sales decreased 2% to $2,356.7 on 3% volume growth.

  EBIT in Latin America increased 13% to $603.1 as a result of continued efforts in cost reduction, selective selling price increases and higher margins. EBIT in 1999 was up 7% to $535.7 due to selective selling price increases and lower advertising expenditures in Brazil.

 Europe

  Net sales in Europe declined 7% to $1,890.1 as unit volume gains of 4% were offset by the weakened euro. Germany, Italy, the Nordic Group and the Netherlands achieved the strongest volume increases in the region. The Colgate Actibrush, and Colgate Fresh Confidence and Colgate Whitening toothpastes led Oral Care market growth in the region. Market share growth in the Personal and Household Care categories coupled with the introduction of new products such as Ajax Shower Power cleaner, Palmolive Actif men's shower gel and Palmolive Spring Sensations dishwashing liquid contributed to increased volumes in Europe. In 1999, Europe net sales declined 2% to $2,028.8, due primarily to the weakened euro, while volume grew 2%.

  EBIT for Europe decreased 6% to $320.0 as a result of foreign currency weakness. EBIT in 1999 rose 8% to $342.0 due to higher margins and higher volumes.

 Asia/Africa

  Net sales in the Asia/Africa region excluding divestments increased 2% to $1,532.0 as volume grew 7% with the strongest performance in China, India and the Philippines. China continued to experience significant growth through introduction of new products such as Softlan fabric softener and Palmolive Naturals shampoo as well as its newly formed majority-owned joint venture with China's leading toothbrush manufacturer. Throughout the region the Company continues to benefit from the success of products such as the Colgate Actibrush toothbrush and Colgate Fresh Confidence and Colgate Herbal toothpastes. In 1999, net sales in the Asia/Africa region increased 5% to $1,519.7 as volume increased 7%.

  EBIT grew 16% in Asia/Africa to $194.0 driven by increased volumes across the region. EBIT in 1999 grew 5% to $166.7.

 Pet Nutrition

  Net sales for Hill's Pet Nutrition increased 5% to $1,118.3 on 5% volume growth. North American sales increased due to the introduction of new products including Science Diet products for sensitive skin and sensitive stomach, as well as the relaunch of the entire Science Diet line with a proprietary antioxidant formulation. Strong growth occurred in Japan, Europe and Latin America due to the introduction of new feline varieties and improvements in the entire dry cat food line, complemented by increased advertising. In 1999, net sales for the Pet Nutrition segment increased 7% to $1,069.3 on 8% volume gains.

  EBIT in the Pet Nutrition segment grew 11% to $243.5 driven by volume and cost-improvement initiatives. EBIT in 1999 increased 27% to $219.9 on both higher volumes and lower raw material costs.

(Dollars in Millions Except Per Share Amounts)

Interest Expense, Net

  Interest expense, net, was $173.3 compared with $171.6 in 1999 and $172.9 in 1998. The increase in net interest expense in 2000 reflected increased average debt levels related to increased share repurchases during the year compared with 1999.

Income Taxes

  The effective tax rate on income was 32.1% in 2000 versus 32.8% in 1999 and 32.1% in 1998. Global tax planning strategies, including the realization of tax credits, benefited the effective tax rate in all three years presented.

Net Income

  Net income was $1,063.8 in 2000 or $1.70 per share on a diluted basis compared with $937.3 in 1999 or $1.47 per share and $848.6 in 1998 or $1.30 per share.

                                                       2000     1999     1998
                                                     -------- -------- --------
  Identifiable Assets
  Oral, Personal and Household Care
    North America................................... $2,122.8 $2,076.5 $2,101.5
    Latin America...................................  2,091.3  2,151.4  2,314.7
    Europe..........................................  1,369.4  1,469.1  1,554.1
    Asia/Africa.....................................  1,013.0  1,061.3  1,031.3
                                                     -------- -------- --------
  Total Oral, Personal and Household Care...........  6,596.5  6,758.3  7,001.6
  Total Pet Nutrition...............................    478.5    476.1    502.6
  Total Corporate...................................    177.3    188.7    181.0
                                                     -------- -------- --------
  Total Identifiable Assets(/1/).................... $7,252.3 $7,423.1 $7,685.2
                                                     ======== ======== ========

--------
(/1/Long-lived)assets in the United States, primarily fixed assets and goodwill, represented approximately one-third of total long-lived assets of $4,813.3, $4,952.3 and $5,330.0 in 2000, 1999 and 1998, respectively.

Liquidity and Capital Resources

  Net cash provided by operations increased 19% to $1,536.2 compared with $1,292.7 in 1999 and $1,178.8 in 1998. The increases reflect the Company's improved profitability and working capital management. Cash generated from operations was used to fund capital spending, increase dividends and repurchase common shares.

  During 2000, long-term debt increased to $2,857.1 from $2,582.2 and total debt increased to $2,978.2 from $2,789.5 primarily due to increased share repurchases.

  As of December 31, 2000, $436.1 of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1 and a Moody's rating of P1. The commercial paper as well as other short-term borrowings are classified as long-term debt at December 31, 2000, as it is the Company's intent and ability to refinance such obligations on a long-term basis. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks. At December 31, 2000, such unused lines of credit amounted to $1,398.1. In addition, at December 31, 2000, the Company had $438.2 available under a shelf registration filed in 2000.

  As of December 31, 1999, $477.3 of domestic and foreign commercial paper was outstanding. An unused line of credit of approximately $1,527.9 was available.

(Dollars in Millions Except Per Share Amounts)


  The ratio of EBITDA (defined as earnings before interest, income taxes, depreciation and amortization) to interest expense increased to 10.4 in 2000 from 9.0 in 1999 and 8.6 in 1998. The ratio has increased each year consistent with the Company's trend of higher earnings.

                                                            2000   1999   1998
                                                           ------ ------ ------
  Capital Expenditures
    North America......................................... $ 91.8 $ 97.6 $ 90.1
    Latin America.........................................  121.3  118.2   99.2
    Europe................................................   41.7   60.8   83.7
    Asia/Africa...........................................   45.8   57.0   80.5
                                                           ------ ------ ------
  Total Oral, Personal and Household Care.................  300.6  333.6  353.5
  Total Pet Nutrition.....................................   29.2   21.1   20.7
  Total Corporate.........................................   36.8   18.1   15.4
                                                           ------ ------ ------
      Total Capital Expenditures.......................... $366.6 $372.8 $389.6
                                                           ====== ====== ======
  Depreciation and Amortization
    North America......................................... $ 99.3 $ 97.4 $ 95.6
    Latin America.........................................   74.9   69.0   75.6
    Europe................................................   67.8   75.9   67.9
    Asia/Africa...........................................   47.0   46.6   42.1
                                                           ------ ------ ------
  Total Oral, Personal and Household Care.................  289.0  288.9  281.2
  Total Pet Nutrition.....................................   30.6   32.5   32.5
  Total Corporate.........................................   18.2   18.8   16.6
                                                           ------ ------ ------
      Total Depreciation and Amortization................. $337.8 $340.2 $330.3
                                                           ====== ====== ======

  Capital expenditures were 4% of net sales for 2000, 1999 and 1998. Capital spending continues to be focused primarily on projects that yield high aftertax returns. Capital expenditures for 2001 are expected to continue at the current rate of approximately 4% of net sales.

  Other investing activities in 2000, 1999 and 1998 included strategic acquisitions and divestitures around the world. The aggregate purchase price of all 2000, 1999 and 1998 acquisitions was $64.9, $46.4 and $22.6, respectively. The Mexico Viva detergent brand was sold in 2000, U.S. Baby Magic brand was sold in 1999 and the HandiWipes brand was sold in 1998. The aggregate sale price of all 2000, 1999 and 1998 sales of brands was $102.5, $94.7 and $57.4, respectively.

  In 1993, the Company participated in the formation of a financing subsidiary with outside investors. The Company consolidated this entity and reported the amounts invested by outside investors as a minority interest. During 2000 this subsidiary ceased operations resulting in a cash payment of $113.9 to the outside investors.

  The Company repurchases common shares in open market and private transactions for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 2000 were 19.1 million shares, with a total purchase price of $1,040.6. In 1999, 12.8 million shares were repurchased, with a total purchase price of $624.4.

  Dividend payments were $382.4, up from $366.0 in 1999 and $345.6 in 1998. Common stock dividend payments increased to $.63 per share in 2000 from $.59 per share in 1999 and $.55 per share in 1998. The Series B Preference Stock dividends were declared and paid at the rate of $5.04 per share in 2000, $4.96 per share in 1999 and $4.88 in 1998.

(Dollars in Millions Except Per Share Amounts)

  Internally generated cash flows are adequate to support currently planned business operations, acquisitions and capital expenditures. Significant acquisitions would require external financing.

  The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters. While it is possible that the Company's cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial position or ongoing cash flows and results of operations.

Restructuring Reserves

  In December 2000 the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of our business in Nigeria. The charge recorded included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. At December 31, 2000, the remaining reserve of $7.2 is classified as a current liability representing termination costs for 979 employees to be paid during 2001.

  In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The cost of completing the restructuring activities approximated the original estimate. The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, were completed as of December 31, 2000.

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

  The Company operates in over 200 countries and territories and is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. dollar. The major foreign currency exposures involve the markets in the European Union, Mexico and Brazil, which represent 13%, 11% and 5%, respectively, of 2000 worldwide sales. The Company actively monitors its foreign currency exposures in these markets and has been able to offset the impact of foreign currency rate movements through a combination of selling price increases, cost-containment measures and foreign currency hedging activities. The Company primarily utilizes forward exchange and currency swap contracts to hedge portions of its exposures relating to foreign currency purchases and sales, as well as assets and liabilities created in the normal course of business.

  The Company utilizes simple instruments such as interest rate swaps to manage the Company's mix of fixed and floating rate debt. The Company's target floating rate obligations as a percentage of the Company's global debt is set by policy.

  It is the Company's policy to enter into foreign exchange and interest rate swap contracts with diversified and reputable counterparties and as such, the Company does not anticipate non-performance by any counterparty.

Value at Risk

  The Company's risk management procedures include the monitoring of interest rate and foreign exchange exposures and the Company's offsetting hedge positions utilizing statistical analyses of cash flows, market value,

(Dollars in Millions Except Per Share Amounts)

sensitivity analysis and value-at-risk estimations. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. The Company utilizes a Value-at-Risk (VAR) model and an Earnings-at-Risk (EAR) model that are intended to measure the maximum potential loss in its interest rate and foreign exchange financial instruments assuming adverse market conditions occur, given a 95% confidence level. The models utilize a variance/covariance modeling technique. Historical interest rates and foreign exchange rates from the preceding year are used to estimate the volatility and correlation of future rates.

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

Accounting Changes

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction. The adoption of SFAS 133 on January 1, 2001 did not result in a material impact on the Company's financial position, results of operations or cash flows.

  In July 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus effective April 1, 2001 and it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The effect of adoption will result in the reclassification of approximately $150.6, $129.1 and $117.5 for the years ending December 31, 2000, 1999 and 1998, respectively, from selling, general and administrative expenses to a reduction of net sales.

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

  The Company is addressing the issues involved with the introduction of the euro through its worldwide conversion to the SAP system and other measures. The more important issues facing the Company include reassessing currency risk and processing tax and accounting records.

  Based upon progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial position, cash flows or results of operations.

(Dollars in Millions Except Per Share Amounts)


Outlook

  Looking forward into 2001, the Company is well positioned for continued growth in most of its markets. However, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic uncertainty in some countries in Latin America and changes in the value of the euro may impact the overall results of Latin America and Europe.

  The Company expects the continued success of Colgate Total toothpaste, using patented proprietary technology, to bolster worldwide oral care leadership and expects new products in Oral Care and other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 2001 market conditions to be materially different from those experienced in 2000 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

Forward-Looking Statements

  Readers are cautioned that the Results of Operations and other sections of this report contain forward-looking statements that are based on management's estimates, assumptions and projections. A description of some of the factors that could cause actual results to differ materially from expectations expressed in the Company's forward-looking statements set forth in the Company's Form 8-K filed with the Securities and Exchange Commission on November 13, 1998 under the caption "Cautionary Statement on Forward-Looking Statements," together with any future such filings made with the Securities and Exchange Commission, are incorporated herein by reference. These factors include, but are not limited to, the risks associated with international operations, the activities of competitors, retail trade practices, the success of new product introductions, cost pressures, manufacturing and environmental matters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the "Index to Financial Statements" which is located on page 17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

  The information set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Security ownership of management set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

  (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in the Proxy Statement for the 2001 Annual Meeting is incorporated herein by reference.

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

                                          Colgate-Palmolive Company
                                                 (Registrant)

                                          By:     /s/ Reuben Mark
                                              ---------------------------------
                                                       Reuben Mark
                                             Chairman of the Board and Chief
                                                    Executive Officer

Date: March 28, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

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

                                                  /s/ Andrew D. Hendry
                                          -------------------------------------
                                                    Andrew D. Hendry
                                                   as Attorney-in-Fact

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

                              FINANCIAL STATEMENTS
                      For The Year Ended December 31, 2000

                           COLGATE-PALMOLIVE COMPANY

                            NEW YORK, NEW YORK 10022

                         Index to Financial Statements

                                                                            Page
                                                                            ----
Financial Statements
Consolidated Statements of Income for the years
 ended December 31, 2000, 1999, and 1998...................................  18
Consolidated Balance Sheets at December 31, 2000 and 1999..................  19
Consolidated Statements of Retained Earnings, Comprehensive Income
 and Changes in Capital Accounts for the years ended
 December 31, 2000, 1999 and 1998..........................................  20
Consolidated Statements of Cash Flows for the years
 ended December 31, 2000, 1999 and 1998....................................  21
Notes to Consolidated Financial Statements.................................  22
Market and Dividend Information............................................  38
Financial Statement Schedules for the years ended
 December 31, 2000, 1999 and 1998:
Schedule II--Valuation and Qualifying Accounts.............................  39
Report of Independent Public Accountants...................................  42
Selected Financial Data
Historical Financial Summary...............................................  43

  All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       Consolidated Statements of Income

                 (Dollars in Millions Except Per Share Amounts)

                                                        2000     1999     1998
                                                      -------- -------- --------
Net sales............................................ $9,357.9 $9,118.2 $8,971.6
Cost of sales........................................  4,265.5  4,224.0  4,290.3
                                                      -------- -------- --------
  Gross profit.......................................  5,092.4  4,894.2  4,681.3
Selling, general and administrative expenses.........  3,299.6  3,254.4  3,197.1
Other expense, net...................................     52.3     73.6     61.2
Interest expense, net................................    173.3    171.6    172.9
                                                      -------- -------- --------
Income before income taxes...........................  1,567.2  1,394.6  1,250.1
Provision for income taxes...........................    503.4    457.3    401.5
                                                      -------- -------- --------
  Net income......................................... $1,063.8 $  937.3 $  848.6
                                                      ======== ======== ========
Earnings per common share, basic..................... $   1.81 $   1.57 $   1.40
                                                      ======== ======== ========
Earnings per common share, diluted................... $   1.70 $   1.47 $   1.30
                                                      ======== ======== ========




                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          Consolidated Balance Sheets

                 (Dollars in Millions Except Per Share Amounts)

                                                            2000       1999
                                                          ---------  ---------
Assets
Current Assets
  Cash and cash equivalents.............................. $   206.6  $   199.6
  Marketable securities..................................       5.9       35.6
  Receivables (less allowances of $39.8 and $37.2,
   respectively).........................................   1,195.4    1,100.8
  Inventories............................................     686.6      783.7
  Other current assets...................................     252.7      235.1
                                                          ---------  ---------
    Total current assets.................................   2,347.2    2,354.8

 Property, plant and equipment, net......................   2,528.3    2,551.1
 Goodwill and other intangibles, net.....................   2,096.4    2,185.4
 Other assets............................................     280.4      331.8
                                                          ---------  ---------
                                                          $ 7,252.3  $ 7,423.1
                                                          =========  =========
Liabilities and Shareholders' Equity
Current Liabilities
  Notes and loans payable................................ $   121.1  $   207.3
  Current portion of long-term debt......................     320.2      338.9
  Accounts payable.......................................     738.9      764.8
  Accrued income taxes...................................     163.7      116.6
  Other accruals.........................................     900.2      845.9
                                                          ---------  ---------
    Total current liabilities............................   2,244.1    2,273.5

Long-term debt...........................................   2,536.9    2,243.3
Deferred income taxes....................................     447.3      398.6
Other liabilities........................................     555.9      674.0

Shareholders' Equity
  Preferred stock........................................     354.1      366.5
  Common stock, $1 par value (1,000,000,000 shares
   authorized, 732,853,180 shares issued)................     732.9      732.9
  Additional paid-in capital.............................   1,144.9    1,063.2
  Retained earnings......................................   4,893.7    4,212.3
  Cumulative translation adjustments.....................  (1,269.7)  (1,136.2)
                                                          ---------  ---------
                                                            5,855.9    5,238.7
  Unearned compensation..................................    (344.4)    (348.6)
  Treasury stock, at cost................................  (4,043.4)  (3,056.4)
                                                          ---------  ---------
    Total shareholders' equity...........................   1,468.1    1,833.7
                                                          ---------  ---------
                                                          $ 7,252.3  $ 7,423.1
                                                          =========  =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

 Consolidated Statements of Retained Earnings, Comprehensive Income and Changes
                              in Capital Accounts

                 (Dollars in Millions Except Per Share Amounts)

                            Common Shares     Additional   Treasury Shares                Cumulative  Compre-
                          -------------------  Paid-in   ---------------------  Retained  Translation hensive
                            Shares     Amount  Capital     Shares      Amount   Earnings  Adjustment   Income
                          -----------  ------ ---------- -----------  --------  --------  ----------- --------
Balance, January 1,
 1998...................  590,805,390  $732.9  $  660.9  142,047,790  $1,680.3  $3,138.0     $(693.7)
Net income..............                                                           848.6              $  848.6
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (106.1)   (106.1)
                                                                                                      --------
Total comprehensive
 income.................                                                                              $  742.5
                                                                                                      ========
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.4)
 Preferred stock........                                                             (.5)
 Common stock...........                                                          (324.7)
Shares issued for stock
 options................    6,714,850             129.0   (6,714,850)    145.1
Treasury stock acquired.  (14,298,912)                    14,298,912     542.5
Other...................    2,198,152              34.7   (2,198,152)    (34.1)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 1998...................  585,419,480  $732.9  $  824.6  147,433,700  $2,333.8  $3,641.0     $(799.8)
                          -----------  ------  --------  -----------  --------  --------   ---------
Net income..............                                                           937.3              $  937.3
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (336.4)   (336.4)
                                                                                                      --------
Total comprehensive
 income.................                                                                              $  600.9
                                                                                                      ========
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.5)
 Preferred stock........                                                             (.5)
 Common stock...........                                                          (345.0)
Shares issued for stock
 options................    6,894,907             128.0   (6,894,907)    132.5
Treasury stock acquired.  (12,849,744)                    12,849,744     624.4
Other...................     (601,597)            110.6      611,087     (34.3)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 1999...................  578,863,046  $732.9  $1,063.2  153,999,624  $3,056.4  $4,212.3   $(1,136.2)
                          -----------  ------  --------  -----------  --------  --------   ---------
Net income..............                                                         1,063.8              $1,063.8
Other comprehensive
 income:
 Cumulative translation
  adjustment............                                                                      (133.5)   (133.5)
                                                                                                      --------
Total comprehensive
 income.................                                                                              $  930.3
                                                                                                      ========
Dividends declared:
 Series B Convertible
  Preference Stock, net
  of income taxes.......                                                           (20.3)
 Preferred stock........                                                             (.4)
 Common stock...........                                                          (361.7)
Shares issued for stock
 options................    4,796,186              96.7   (4,796,186)     54.3
Treasury stock acquired.  (19,099,681)                    19,099,681   1,040.6
Other...................    2,096,323             (15.0)  (2,084,163)   (107.9)
                          -----------  ------  --------  -----------  --------  --------   ---------
Balance, December 31,
 2000...................  566,655,874  $732.9  $1,144.9  166,218,956  $4,043.4  $4,893.7   $(1,269.7)
                          ===========  ======  ========  ===========  ========  ========   =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     Consolidated Statements of Cash Flows

                 (Dollars in Millions Except Per Share Amounts)

                                                    2000       1999      1998
                                                  ---------  --------  --------
Operating Activities
  Net income....................................  $ 1,063.8  $  937.3  $  848.6
  Adjustments to reconcile net income to net
   cash provided by operations:
    Restructured operations.....................      (14.9)    (35.6)    (34.8)
    Depreciation and amortization...............      337.8     340.2     330.3
    Income taxes and other, net.................       69.7     122.3      60.7
    Cash effects of changes in:
      Receivables...............................      (91.9)    (81.3)    (15.2)
      Inventories...............................       59.0     (82.8)    (19.5)
      Payables and accruals.....................      112.7      92.6       8.7
                                                  ---------  --------  --------
      Net cash provided by operations...........    1,536.2   1,292.7   1,178.8
                                                  ---------  --------  --------
Investing Activities
  Capital expenditures..........................     (366.6)   (372.8)   (389.6)
  Payment for acquisitions, net of cash
   acquired.....................................      (64.9)    (44.1)    (22.6)
  Sale of non-core product lines................      102.5      89.9      57.4
  Sale of marketable securities and investments.      137.4      22.7      18.7
  Other.........................................      (17.0)    (27.2)    (15.8)
                                                  ---------  --------  --------
    Net cash used for investing activities......     (208.6)   (331.5)   (351.9)
                                                  ---------  --------  --------
Financing Activities
  Principal payments on debt....................     (739.4)   (491.0)   (677.5)
  Proceeds from issuance of debt................      925.4     555.5     762.9
  Payments to outside investors.................     (113.9)      --        --
  Dividends paid................................     (382.4)   (366.0)   (345.6)
  Purchase of common stock......................   (1,040.6)   (624.4)   (542.5)
  Other.........................................       34.9     (14.2)    (27.3)
                                                  ---------  --------  --------
    Net cash used for financing activities......   (1,316.0)   (940.1)   (830.0)
                                                  ---------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents....................................       (4.6)     (3.2)      1.7
                                                  ---------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents..........................................        7.0      17.9      (1.4)
Cash and cash equivalents at beginning of year..      199.6     181.7     183.1
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $   206.6  $  199.6  $  181.7
                                                  =========  ========  ========
Supplemental Cash Flow Information
Income taxes paid...............................  $   306.3  $  292.4  $  273.8
Interest paid...................................      203.0     210.9     202.8
Principal payments on ESOP debt, guaranteed by
 the Company....................................        8.8       6.7       6.1

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  Notes to Consolidated Financial Statements

                (Dollars in Millions Except Per Share Amounts)

1. Nature of Operations

  The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpaste, oral rinses and toothbrushes, bar and liquid soaps, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric softeners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Mennen Speed Stick, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

  The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                                                  2000  1999  1998
                                                                  ----  ----  ----
        Oral Care................................................  34%   32%   32%
        Personal Care............................................  24    24    24
        Household Surface Care...................................  16    16    16
        Fabric Care..............................................  14    14    15
        Pet Nutrition............................................  12    12    11

2. Summary of Significant Accounting Policies

Principles of Consolidation

  The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in companies in which the Company's interest is between 20% and 50% are accounted for using the equity method. The Company's share of the net income from such investments is recorded as equity earnings and is classified as Other expense, net, in the Consolidated Statements of Income.

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

Accounting Changes

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction. The adoption of SFAS 133 on January 1, 2001 did not result in a material impact on the Company's financial position, results of operations or cash flows.

  In July 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus effective April 1, 2001. The effect of adoption will result in the reclassification of approximately $150.6, $129.1 and $117.5 for the years ending December 31, 2000, 1999 and 1998, respectively, from selling, general and administrative expenses to a reduction of net sales.

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

  The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 31, 2000, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

Shipping and Handling Costs

  Shipping and handling costs are classified as selling, general and administrative expenses and were $619.9, $590.0 and $575.9 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  In 1999, due to the devaluation of the Brazilian real, $242.4 was charged to cumulative translation adjustments which was, in effect, a write-down of foreign-currency-denominated assets (primarily goodwill and property, plant and equipment). This will be accompanied by lower amortization and depreciation expense in future periods.

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

  Management measures segment profit as operating income, which is defined as income before interest expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Corporate operations include research and development costs, unallocated overhead costs, and gains and losses on sales of non-strategic brands and assets. Corporate assets include primarily benefit plan assets.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

  The financial and descriptive information on the Company's geographic area and industry segment data, appearing in the tables contained in management's discussion of this report, is an integral part of these financial statements.

Reclassifications

  Certain prior year balances have been reclassified to conform with current year presentation.

3. Acquisitions and Divestitures

  During 2000, 1999 and 1998, the Company made several acquisitions totaling $64.9, $46.4 and $22.6, respectively. Individually, none of these acquisitions were significant.

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

  The aggregate sale price of all 2000, 1999 and 1998 divestitures was $102.5, $94.7 and $57.4, respectively. These divestitures included the Mexico Viva detergent brand in 2000, the U.S. Baby Magic brand in 1999 and the HandiWipes brand in 1998.

4. Long-Term Debt and Credit Facilities

  Long-term debt consists of the following at December 31:

                                           Weighted
                                           Average
                                           Interest
                                             Rate   Maturities   2000     1999
                                           -------- ---------- -------- --------
   Notes.................................    7.3%   2001-2028  $1,458.4 $1,423.5
   Commercial paper and other short-term
    borrowings, reclassified.............    6.3         2001     436.1    477.3
   ESOP notes, guaranteed by the Company.    8.7    2001-2009     358.1    366.9
   Payable to banks......................    5.4    2001-2007     603.5    313.7
   Capitalized leases....................                           1.0       .8
                                                               -------- --------
                                                                2,857.1  2,582.2
   Less: current portion of long-term
    debt.................................                         320.2    338.9
                                                               -------- --------
                                                               $2,536.9 $2,243.3
                                                               ======== ========

  Commercial paper and certain other short-term borrowings are classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 2000, excluding short-term borrowings reclassified, are as follows: 2001--$320.2; 2002--$358.0; 2003--$623.4; 2004--$123.3; 2005--$77.2,
and $918.9 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 11).

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

  At December 31, 2000, the Company had unused credit facilities amounting to $1,398.1. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 2000 and 1999, was 7.6% and 7.8%, respectively.

  The Company's long-term debt agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company is in compliance.

5. Capital Stock and Stock Compensation Plans

Preferred Stock

  Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued. The $4.25 Preferred Stock is redeemable only at the option of the Company. At December 31, 2000 and 1999, 103,350 and 115,510 shares of $4.25
Preferred Stock, respectively, were outstanding.

Preference Stock

  In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into eight shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 2000 and 1999, 5,254,847 and 5,446,442 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's Employee Stock Ownership Plan.

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

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


Stock Repurchases

  During 1998, the Company entered into a series of forward purchase agreements on its common stock. These agreements are settled on a net basis in shares of the Company's common stock. To the extent that the market price of the Company's common stock on a settlement date is higher/(lower) than the forward purchase price, the net differential is received/(paid) by the Company. As of December 31, 2000, agreements were in place covering approximately $509.8 of the Company's common stock (7.9 million shares) that had forward prices averaging $64.55 per share. During 2000 and 1999, settlements resulted in the Company delivering 217,574 shares and receiving 2,322,701 shares, respectively, which were recorded as treasury stock transactions.

Incentive Stock Plan

  The Company has a plan that provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. During 2000 and 1999, 667,090 and 692,238 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

Stock Option Plans

  The Company's Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant and vest over three years. At 2000 year-end, 25,691,772 shares of common stock were available for future grants.

  The Plans contain a feature that provides for the grant of new options when previously owned shares of Company stock are used to exercise existing options. The number of new options granted under this feature is equal to the number of shares of previously owned Company stock used to exercise the original options and to pay the related required U.S. income tax. The new options are granted at a price equal to the fair market value on the date of the new grant and have the same expiration date as the original options exercised.

  Stock option plan activity is summarized below:

                                      2000                        1999                        1998
                            -------------------------- --------------------------- ---------------------------
                                           Weighted                    Weighted                    Weighted
                                           Average                     Average                     Average
                              Shares    Exercise Price   Shares     Exercise Price   Shares     Exercise Price
                            ----------  -------------- -----------  -------------- -----------  --------------
   Options outstanding,
    January 1.............. 39,196,097       $36        42,786,246       $28        45,534,784       $23
   Granted.................  9,761,712        53        11,414,328        53        12,537,288        39
   Exercised............... (9,361,403)       32       (14,586,597)       26       (14,917,508)       22
   Canceled or expired.....   (453,519)       40          (417,880)       49          (368,318)       21
                            ----------                 -----------                 -----------
   Options outstanding,
    December 31............ 39,142,887        41        39,196,097        36        42,786,246        28
                            ==========                 ===========                 ===========
   Options exercisable,
    December 31............ 24,839,562       $35        23,813,363       $28        26,688,764       $23
                            ==========                 ===========                 ===========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2000:

                                  Weighted Average                     Weighted                   Weighted
                                      Remaining           Options      Average       Options      Average
   Range of Exercise Prices   Contractual Life in Years Outstanding Exercise Price Exercisable Exercise Price
   ------------------------   ------------------------- ----------- -------------- ----------- --------------
   $10.64-$20.31...........                4             7,036,460       $17        7,036,460       $17
   $20.79-$31.08...........                4             5,116,003        27        4,876,003        27
   $31.33-$44.59...........                7             6,565,573        36        4,539,054        36
   $44.61-$52.19...........                9             6,789,775        48        1,205,781        48
   $52.31-$55.66...........                8             8,771,756        55        3,556,606        54
   $55.72-$64.75...........                5             4,863,320        59        3,625,658        58
                                                        ----------                 ----------
                                           6            39,142,887       $41       24,839,562       $35
                                                        ==========                 ==========

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's net income, basic earnings per common share and diluted earnings per common share would have been $1,006.1, $1.71 per share and $1.60 per share, respectively, in 2000; $891.9, $1.49 per share and $1.40 per share, respectively, in 1999; and $803.5, $1.33 per share and $1.25 per share, respectively, in 1998.

  The weighted average Black-Scholes value of grants issued in 2000, 1999 and 1998 was $10.95, $8.61 and $6.24, respectively. The Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 7 years, volatility ranging from 22% to 41%, risk-free interest rate ranging from 5.0% to 6.2% and an expected dividend yield of 2.5%. The Black-Scholes model used to determine the option values shown above was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions which greatly affect calculated values.

6. Employee Stock Ownership Plan

  In 1989, the Company expanded its Employee Stock Ownership Plan ("ESOP") through the introduction of a leveraged ESOP covering certain employees who have met certain eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

  Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with contributions, are used by the ESOP to repay principal and interest on the outstanding

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

notes. Preferred shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 2000, 1,654,219 shares were allocated to participant accounts and 3,600,628 shares were available for future allocation. Each allocated share may be converted by the trustee into eight common shares but preferred shares generally convert only after the employee ceases to work for the Company.

  Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

  Annual expense related to the leveraged ESOP, determined as interest incurred on the notes, less employee contributions and dividends received on the shares held by the ESOP, plus the higher of either principal repayments on the notes or the cost of shares allocated, was $3.4 in 2000, $9.2 in 1999 and $2.4 in 1998. Similarly, unearned compensation, shown as a reduction in shareholders' equity, is reduced by the higher of principal payments or the cost of shares allocated.

  Interest incurred on the ESOP's notes was $31.4 in 2000, $32.0 in 1999 and $32.5 in 1998. The Company paid dividends on the stock held by the ESOP of $28.6 in 2000, $29.1 in 1999 and $29.3 in 1998. Company contributions to the ESOP were $4.8 in 2000, $9.3 in 1999 and $0 in 1998. Employee contributions to the ESOP were $0 in 2000, $.6 in 1999 and $9.4 in 1998.

7. Retirement Plans and Other Retiree Benefits

Retirement Plans

  The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government and corporate obligations. Domestic plan assets also include investments in the Company's common stock representing 11% and 10% of plan assets at December 31, 2000 and 1999, respectively.

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

                           COLGATE-PALMOLIVE COMPANY

                 (Dollars in Millions Except Per Share Amounts)

  Summarized information of the Company's defined benefit retirement plans and postretirement plans are as follows:

                                                                      Other
                                  Pension Benefits              Retiree Benefits
                          ------------------------------------  ------------------
                            2000      1999     2000     1999      2000      1999
                          --------  --------  -------  -------  --------  --------
                            North America      International
                          ------------------  ----------------
Change in Benefit
 Obligation
Benefit obligation at
 beginning of year......  $  919.2  $  998.3  $ 311.0  $ 329.6  $  156.1  $  153.0
Service cost............      28.7      29.4     11.5     12.4      (5.5)     (5.0)
Interest cost...........      70.7      65.9     19.5     19.0      16.6      14.5
Participant's
 contribution...........       3.0       3.1      2.3      2.3       --        --
Acquisitions/plan
 amendments.............       --         .2      4.2       .1       --        (.2)
Actuarial loss/(gain)...      39.0     (96.7)     2.5      3.5      11.3       5.4
Foreign exchange impact.      (1.9)      (.7)   (22.7)   (38.3)     (2.2)      (.2)
Benefits paid...........     (83.0)    (80.3)   (20.7)   (17.6)    (12.1)    (11.4)
                          --------  --------  -------  -------  --------  --------
Benefit obligation at
 end of year............  $  975.7  $  919.2  $ 307.6  $ 311.0  $  164.2  $  156.1
                          --------  --------  -------  -------  --------  --------
Change in Plan Assets
Fair value of plan
 assets at beginning of
 year...................  $1,075.1  $  962.8  $ 224.7  $ 215.0  $    --   $    --
Actual return on plan
 assets.................     (33.5)    179.7      4.5     35.6       --        --
Company contributions...       6.0       7.7     14.1     13.6      12.1      11.4
Plan participant
 contributions..........       3.0       3.1      2.3      2.3       --        --
Foreign exchange impact.       (.1)      2.1    (16.0)   (25.1)      --        --
Acquisitions/plan
 amendments.............       --        --       --        .9       --        --
Benefits paid...........     (83.0)    (80.3)   (20.7)   (17.6)    (12.1)    (11.4)
                          --------  --------  -------  -------  --------  --------
Fair value of plan
 assets at end of year..  $  967.5  $1,075.1  $ 208.9  $ 224.7  $    --   $    --
                          --------  --------  -------  -------  --------  --------
Funded Status
Funded status at end of
 year...................  $   (8.2) $  155.9  $ (98.7) $ (86.3)  $(164.2)  $(156.1)
Unrecognized net
 transition
 liability/(asset)......        .3        .8     (2.7)      .5       --        --
Unrecognized net
 actuarial (gain)/loss..      (2.6)   (176.1)    13.6     (1.0)     (7.9)    (17.7)
Unrecognized prior
 service costs..........      27.3      33.8      7.6      4.0      (6.5)     (7.5)
                          --------  --------  -------  -------  --------  --------
Net amount recognized...  $   16.8  $   14.4  $ (80.2)  $(82.8)  $(178.6)  $(181.3)
                          ========  ========  =======  =======  ========  ========
Amounts Recognized in
 Balance Sheet
Other assets............  $  107.8  $   97.7  $  31.0  $  34.4  $    --   $    --
Other liabilities.......     (91.0)    (83.3)  (111.2)  (117.2)   (178.6)   (181.3)
                          --------  --------  -------  -------  --------  --------
Net amount recognized...  $   16.8  $   14.4  $ (80.2) $ (82.8)  $(178.6)  $(181.3)
                          ========  ========  =======  =======  ========  ========
Weighted Average
 Assumptions
Discount rate...........      7.75%     8.00%    7.30%    7.04%     7.75%     8.00%
Long-term rate of return
 on plan assets.........      9.25%     9.25%    9.31%    8.75%      --        --
Long-term rate of
 compensation increase..      5.00%     5.00%    4.48%    4.54%      --        --
ESOP growth rate........       --        --       --       --      10.00%    10.00%

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

                                                                           Other Retiree
                                     Pension Benefits                         Benefits
                         ----------------------------------------------  --------------------
                          2000    1999    1998    2000    1999    1998   2000   1999    1998
                         ------  ------  ------  ------  ------  ------  -----  -----  ------
                            North America           International
                         ----------------------  ----------------------
Components of Net
 Periodic Benefit Costs
Service cost............ $ 28.7  $ 29.4  $ 28.1  $ 11.5  $ 12.4  $ 17.7  $ 3.7  $ 3.4  $  4.0
Interest cost...........   70.7    65.9    68.9    19.5    19.0    18.2   16.6   14.5    14.7
Annual ESOP allocation..    --      --      --      --      --      --    (9.2)  (8.4)  (15.0)
Expected return on plan
 assets.................  (95.8)  (85.5)  (80.8)  (16.2)  (13.3)  (13.9)   --     --      --
Amortization of
 transition/prior
 service costs..........    7.0    (1.0)    (.9)     .2     --       .1   (1.0)   (.9)    (.6)
Amortization of
 actuarial (gain)/loss..   (6.7)    1.7     1.5      .4      .7      .5     .2    (.4)   (1.0)
                         ------  ------  ------  ------  ------  ------  -----  -----  ------
Net periodic benefit
 cost................... $  3.9  $ 10.5  $ 16.8  $ 15.4  $ 18.8  $ 22.6  $10.3  $ 8.2  $  2.1
                         ======  ======  ======  ======  ======  ======  =====  =====  ======

  The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $202.0 and $5.4, respectively, as of December 31, 2000, and $203.7 and $9.7, respectively, as of December 31, 1999. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded, as such book reserves equal to the unfunded amount have been recorded.

  The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $291.7 and $50.4, respectively, as of December 31, 2000, and $271.6 and $42.9, respectively, as of December 31, 1999.

  The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 7.0% for 2001, 6.0% for 2002 and 5.0% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase/decrease in the assumed medical cost trend rate would change the accumulated postretirement benefit obligation by approximately $15.5; annual expense would change by approximately $1.8.

8. Income Taxes

  The provision for income taxes consists of the following for the three years ended December 31:

                                                        2000     1999     1998
                                                      -------- -------- --------
   United States..................................... $  150.9 $  130.5 $  122.6
   International.....................................    352.5    326.8    278.9
                                                      -------- -------- --------
                                                      $  503.4 $  457.3 $  401.5
                                                      ======== ======== ========

  The components of income before income taxes are as follows for the three years ended December 31:

                                                        2000     1999     1998
                                                      -------- -------- --------
   United States..................................... $  483.3 $  406.3 $  362.0
   International.....................................  1,083.9    988.3    888.1
                                                      -------- -------- --------
                                                      $1,567.2 $1,394.6 $1,250.1
                                                      ======== ======== ========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The difference between the statutory U.S. federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

   Percentage of Income Before Tax                       2000    1999    1998
   -------------------------------                      ------  ------  -------
   Tax at U.S. statutory rate..........................   35.0%   35.0%    35.0%
   State income taxes, net of federal benefit..........     .4      .9       .7
   Earnings taxed at other than U.S. statutory rate....   (1.7)   (1.4)    (2.6)
   Reversal of valuation allowance.....................    --      (.2)    (2.7)
   Other, net..........................................   (1.6)   (1.5)     1.7
                                                        ------  ------  -------
   Effective tax rate..................................   32.1%   32.8%    32.1%
                                                        ======  ======  =======

   In addition, net tax benefits/(costs) of $91.6 in 2000, $169.0 in 1999 and $(18.5) in 1998 were recorded directly through equity which included tax benefits related to employee benefit plans. The 1999 amount also reflects tax benefits related to currency devaluation in Brazil whereas the 1998 amount reflects tax adjustments recorded upon the change in accounting for Brazil as no longer highly inflationary.

   Differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being lower than the total provision for income taxes as follows:

                                                         2000    1999    1998
                                                        ------  ------  -------
   Excess of tax over book depreciation................ $ (3.2) $(11.6) $ (40.0)
   Net restructuring spending..........................    6.9   (14.1)   (13.6)
   Tax credit utilization..............................  (89.1)  (39.0)   (10.2)
   Other, net..........................................   29.0    16.0    (37.0)
                                                        ------  ------  -------
                                                        $(56.4) $(48.7) $(100.8)
                                                        ======  ======  =======

   The components of deferred tax assets (liabilities) are as follows at December 31:

                                                                2000     1999
                                                              --------  -------
   Deferred Taxes--Current:
     Accrued liabilities..................................... $   65.3  $  69.5
     Restructuring...........................................      6.9      --
     Other, net..............................................     40.8     39.7
                                                              --------  -------
     Total deferred taxes current............................    113.0    109.2
                                                              ========  =======
   Deferred Taxes--Long-term:
     Intangible assets.......................................   (270.1)  (275.9)
     Property, plant and equipment...........................   (257.4)  (254.2)
     Postretirement benefits.................................     54.7     57.0
     Tax loss and tax credit carryforwards...................     81.4    140.4
     Other, net..............................................     18.8     71.1
     Valuation allowance.....................................    (74.7)  (137.0)
                                                              --------  -------
     Total deferred taxes long-term..........................   (447.3)  (398.6)
                                                              --------  -------
       Net deferred taxes.................................... $ (334.3) $(289.4)
                                                              ========  =======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The major component of the 2000 and 1999 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized. The net change in the valuation allowance for deferred taxes resulted from tax credits utilized.

   Applicable U.S. income and foreign withholding taxes have not been provided on approximately $752.0 of undistributed earnings of foreign subsidiaries at December 31, 2000. These earnings are currently considered to be permanently invested and are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

9. Supplemental Income Statement Information

Other Expense, Net                                        2000    1999    1998
------------------                                       ------  ------  ------
Amortization of intangibles............................. $ 72.1  $ 75.6  $ 81.7
Earnings from equity investments........................   (2.2)   (5.3)   (5.3)
Minority interest.......................................   32.6    30.4    28.1
Other, net..............................................  (50.2)  (27.1)  (43.3)
                                                         ------  ------  ------
                                                         $ 52.3  $ 73.6  $ 61.2
                                                         ======  ======  ======
Interest Expense, Net                                     2000    1999    1998
---------------------                                    ------  ------  ------
Interest incurred....................................... $203.5  $224.0  $216.8
Interest capitalized....................................   (3.8)  (11.8)  (12.3)
Interest income.........................................  (26.4)  (40.6)  (31.6)
                                                         ------  ------  ------
                                                         $173.3  $171.6  $172.9
                                                         ======  ======  ======
Research and development................................ $176.1  $169.2  $166.0
Media advertising.......................................  550.9   575.6   592.2

10. Supplemental Balance Sheet Information

Inventories                                                         2000   1999
-----------                                                        ------ ------
Raw materials and supplies........................................ $206.2 $259.6
Work-in-process...................................................   30.7   33.2
Finished goods....................................................  449.7  490.9
                                                                   ------ ------
                                                                   $686.6 $783.7
                                                                   ====== ======

   Inventories valued under LIFO amounted to $133.0 and $137.3 at December 31, 2000 and 1999, respectively. The excess of current cost over LIFO cost at the end of each year was $34.4 and $37.2, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2000 and 1999, and increased income by $1.3 in 1998.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


Property, Plant and Equipment, Net                           2000       1999
----------------------------------                         ---------  ---------
Land...................................................... $   129.0  $   128.4
Buildings.................................................     716.2      708.0
Machinery and equipment...................................   3,442.1    3,329.6
                                                           ---------  ---------
                                                             4,287.3    4,166.0
Accumulated depreciation..................................  (1,759.0)  (1,614.9)
                                                           ---------  ---------
                                                           $ 2,528.3  $ 2,551.1
                                                           =========  =========
Goodwill and Other Intangible Assets, Net                    2000       1999
-----------------------------------------                  ---------  ---------
Goodwill and other intangibles............................ $ 2,747.4  $ 2,764.3
Accumulated amortization..................................    (651.0)    (578.9)
                                                           ---------  ---------
                                                           $ 2,096.4  $ 2,185.4
                                                           =========  =========
Other Accruals                                               2000       1999
--------------                                             ---------  ---------
Accrued payroll and employee benefits..................... $   286.9  $   341.4
Accrued advertising.......................................     267.1      268.3
Accrued interest..........................................      53.0       52.5
Accrued taxes other than income taxes.....................      69.9       52.8
Restructuring accrual.....................................       7.2        5.4
Other.....................................................     216.1      125.5
                                                           ---------  ---------
                                                           $   900.2  $   845.9
                                                           =========  =========
Other Liabilities                                            2000       1999
-----------------                                          ---------  ---------
Minority interest......................................... $   117.2  $   226.3
Pension and other benefits................................     380.8      381.8
Other.....................................................      57.9       65.9
                                                           ---------  ---------
                                                           $   555.9  $   674.0
                                                           =========  =========

11. Fair Value of Financial Instruments

   The Company utilizes interest rate swap contracts and foreign currency exchange contracts to manage interest rate and foreign currency exposures. (See Management's Discussion and Analysis--Managing Foreign Currency and Interest Rate Exposure for further discussion.) In assessing the fair value of financial instruments at December 31, 2000 and 1999, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The carrying amounts of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2000 and 1999. The estimated fair value of the Company's remaining financial instruments at December 31 are summarized as follows:

                                           2000                  1999
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
(Liabilities)/Assets
  Long-term debt, including current
   portion......................... $(2,857.1) $(2,906.6) $(2,582.2) $(2,616.5)
  (including foreign exchange
   contracts)
Other (liabilities)/assets:
  Interest rate contracts..........       --         3.7        --        (3.9)
  Foreign exchange contracts.......      16.8       21.5       (4.1)      (6.8)
Equity:
  Foreign exchange contracts.......       1.5        1.4         .4         .6
  (to hedge investment in
   subsidiaries)

   As of December 31, 2000 and 1999, the Company had interest rate agreements outstanding with an aggregate notional amount of $824.6 and $965.9, respectively, with maturities through 2018.

   As of December 31, 2000 and 1999, the Company had approximately $728.6 and $431.6, respectively, of outstanding foreign exchange contracts. At December 31, 2000, approximately 3% of outstanding foreign exchange contracts served to hedge net investments in foreign subsidiaries, 35% hedged intercompany loans, 35% hedged third-party debt and other firm commitments, and 27% represented contracts used to redenominate foreign-currency debt into U.S. dollars.

   The Company is exposed to credit loss in the event of nonperformance by counterparties on interest rate agreements and foreign exchange contracts; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher.

12. Restructured Operations

   In September 1995, a reserve of $460.5 was established to cover a worldwide restructuring of manufacturing and administrative operations. The cost of completing the restructuring activities approximated the original estimate. The planned restructuring projects, primarily in North America and Europe but also affecting Hill's Pet Nutrition and Colgate locations in Asia/Africa and certain Latin America locations, were completed as of December 31, 2000. As planned, the restructuring has produced savings that increase pretax earnings by over $150.0 annually.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   A summary of the changes in the restructuring reserve is as follows:

                                              Manufacturing Contractual
                                    Workforce    Plants     Settlements  Total
                                    --------- ------------- ----------- -------
Original reserve...................  $ 210.0     $ 204.1      $ 46.4    $ 460.5
Charges prior to 1998..............   (142.6)     (173.8)      (44.9)    (361.3)
1998 charges.......................    (37.1)      (22.5)        --       (59.6)
1999 charges.......................    (24.9)       (7.8)       (1.5)     (34.2)
                                     -------     -------      ------    -------
Balance at December 31, 1999.......  $   5.4     $   --       $  --     $   5.4
2000 charges.......................     (5.4)        --          --        (5.4)
                                     -------     -------      ------    -------
Balance at December 31, 2000.......  $   --      $   --       $  --     $   --
                                     =======     =======      ======    =======

   The headcount reductions resulting from the restructuring projects totaled 4,869. Factory closures and/or reconfigurations totaled 25. The headcount and factory totals were increased by 727 and 1, respectively, as a result of refinements of original estimates.

   In December 2000 the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of our business in Nigeria. The charge, recorded in Other expense, net, included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. At December 31, 2000, the remaining reserve of $7.2 is classified as a current liability representing termination costs for 979 employees to be paid during 2001.

13. Earnings Per Share

                          For the Year Ended 2000   For the Year Ended 1999  For the Year Ended 1998
                         -------------------------- ------------------------ ------------------------
                          Income   Shares Per Share Income  Shares Per Share Income  Shares Per Share
                         --------  ------ --------- ------  ------ --------- ------  ------ ---------
Net income.............. $1,063.8                   $937.3                   $848.6
Preferred dividends.....    (20.7)                   (21.0)                   (20.9)
                         --------                   ------                   ------
Basic EPS...............  1,043.1  574.9    $1.81    916.3  583.1    $1.57    827.7  590.0    $1.40
                                            =====                    =====                    =====
Stock options...........             9.8                     11.7                     13.6
ESOP conversion.........     20.3   42.6              19.7   44.0              18.4   44.8
                         --------  -----            ------  -----            ------  -----
Diluted EPS............. $1,063.4  627.3    $1.70   $936.0  638.8    $1.47   $846.1  648.4    $1.30
                         ========  =====    =====   ======  =====    =====   ======  =====    =====

14. Commitments and Contingencies

  Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $70.3 in 2001, $63.9 in 2002, $55.1 in 2003, $47.2 in 2004, $44.6 in 2005 and $57.1 thereafter. Rental expense amounted to $90.6 in 2000, $102.4 in 1999 and $102.7 in 1998. Contingent
rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

  The Company has various contractual commitments to purchase raw materials, products and services totaling $137.9 that expire through 2003.

  The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters and other contingencies.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


  In 1995, the Company acquired the Kolynos oral care business from American Home Products, as described in the Company's Form 8-K dated January 10, 1995. On September 8, 1998, the Company's Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision and imposed a fine which has subsequently been appealed. During the appeal, the imposition of the fine is suspended. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law. The Company intends to challenge this fine vigorously and believes that ultimately it will prevail on appeal.

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

15. Quarterly Financial Data (Unaudited)

                                             First    Second   Third    Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------- -------- -------- --------
2000
Net sales.................................. $2,241.8 $2,336.7 $2,366.5 $2,412.9
Gross profit...............................  1,221.2  1,270.9  1,293.5  1,306.8
Net income.................................    239.9    261.9    275.3    286.7

Earnings per common share:
  Basic....................................      .41      .45      .47      .49
  Diluted..................................      .38      .42      .44      .46

1999
Net sales.................................. $2,175.3 $2,285.0 $2,314.0 $2,343.9
Gross profit...............................  1,165.9  1,221.3  1,253.6  1,253.4
Net income.................................    208.9    228.1    239.7    260.6

Earnings per common share:
  Basic....................................      .35      .38      .40      .44
  Diluted..................................      .32      .36      .38      .41

                           COLGATE-PALMOLIVE COMPANY

                        Market and Dividend Information



  The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the amount of dividends paid per share has increased for 38 consecutive years.

Market Price                   Common Stock            $4.25 Preferred Stock
                        --------------------------- ---------------------------
Quarter Ended               2000          1999          2000          1999
-------------           ------------- ------------- ------------- -------------
                         High   Low    High   Low    High   Low    High   Low
                        ------ ------ ------ ------ ------ ------ ------ ------
March 31............... $64.81 $42.75 $47.06 $37.53 $89.00 $86.00 $89.50 $86.75
June 30................  62.63  52.63  52.41  45.78  88.00  86.00  87.50  85.50
September 30...........  59.88  43.06  58.38  45.75  88.00  85.75  88.00  86.00
December 31............  64.56  46.50  65.00  47.81  88.50  86.50  91.00  87.00
Closing Price..........    $64.55        $65.00        $87.75        $87.00

Dividends Paid Per Share

Quarter Ended               2000          1999          2000          1999
-------------               ----          ----          ----          ----
March 31...............    $.1575        $.1375        $1.0625       $1.0625
June 30................     .1575         .1375         1.0625        1.0625
September 30...........     .1575         .1575         1.0625        1.0625
December 31............     .1575         .1575         1.0625        1.0625
                           ------        ------        -------       -------
  Total................    $  .63        $  .59        $  4.25       $  4.25
                           ======        ======        =======       =======

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 2000

                 (Dollars in Millions Except Per Share Amounts)

                              Column B      Column C      Column D     Column E
                             ---------- ---------------- ----------    ---------
          Column A                         Additions
          --------                      ----------------
                             Balance at Charged to                      Balance
                             Beginning  Costs and                       at End
        Description          of Period   Expenses  Other Deductions    of Period
        -----------          ---------- ---------- ----- ----------    ---------
Allowance for doubtful
 accounts...................   $ 37.2     $10.3    $ --    $ 7.7(/1/)   $ 39.8
                               ======     =====    =====   =====        ======
Accumulated amortization of
 goodwill and other
 intangibles................   $578.9     $72.1    $ --    $ --         $651.0
                               ======     =====    =====   =====        ======
Valuation allowance for
 deferred tax assets........   $137.0     $ --     $ --    $62.3(/2/)   $ 74.7
                               ======     =====    =====   =====        ======

--------
NOTES:

(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Decrease in allowance due to utilization of tax credits and net operating loss carryforwards.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1999

                 (Dollars in Millions Except Per Share Amounts)

                           Column B      Column C           Column D     Column E
                          ---------- ----------------      ----------    ---------
        Column A                        Additions
        --------                     ----------------
                          Balance at Charged to                           Balance
                          Beginning  Costs and                            at End
      Description         of Period   Expenses  Other      Deductions    of Period
      -----------         ---------- ---------- -----      ----------    ---------
Allowance for doubtful
 accounts...............    $ 35.9     $10.2    $ --         $ 8.9(/1/)   $ 37.2
                            ======     =====    =====        =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $556.7     $75.6    $ --         $53.4(/2/)   $578.9
                            ======     =====    =====        =====        ======
Valuation allowance for
 deferred tax assets....    $122.8     $ --     $52.3(/3/)   $38.1(/3/)   $137.0
                            ======     =====    =====        =====        ======

--------
NOTES:

(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Primarily due to the impact of exchange rate changes in Brazil.
(/3/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      For the Year Ended December 31, 1998

                 (Dollars in Millions Except Per Share Amounts)

                           Column B      Column C           Column D     Column E
                          ---------- ----------------      ----------    ---------
        Column A                        Additions
        --------                     ----------------
                          Balance at Charged to                           Balance
                          Beginning  Costs and                            at End
      Description         of Period   Expenses  Other      Deductions    of Period
      -----------         ---------- ---------- -----      ----------    ---------
Allowance for doubtful
 accounts...............    $ 35.8     $12.3    $ --         $12.2(/1/)   $ 35.9
                            ======     =====    =====        =====        ======
Accumulated amortization
 of goodwill and other
 intangibles............    $475.0     $81.7    $ --         $ --         $556.7
                            ======     =====    =====        =====        ======
Valuation allowance for
 deferred tax assets....    $124.3     $ --     $69.6(/2/)   $71.1(/2/)   $122.8
                            ======     =====    =====        =====        ======

--------
NOTES:

(/1/) Uncollectible accounts written off and cash discounts allowed.
(/2/) Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

   We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ Arthur Andersen LLP

New York, New York
January 30, 2001

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(/1/)

Dollars in Millions Except Per Share Amounts

                     2000     1999     1998     1997     1996     1995          1994         1993          1992     1991
                   -------- -------- -------- -------- -------- --------      --------     ------------- -------- ------------
Continuing
 Operations
Net sales......... $9,357.9 $9,118.2 $8,971.6 $9,056.7 $8,749.0 $8,358.2      $7,587.9       $7,141.3      $7,007.2 $6,060.3
Results of
 operations:
 Net income........ 1,063.8    937.3    848.6    740.4    635.0    172.0(/2/)    580.2(/3/)     189.9(/4/)    477.0    124.9(/5/)
 Per share, basic..    1.81     1.57     1.40     1.22     1.05      .26(/2/)      .96(/3/)       .27(/4/)      .73      .19(/5/)
 Per share, diluted    1.70     1.47     1.30     1.13      .98      .25(/2/)      .89(/3/)       .26(/4/)      .68      .19(/5/)
Depreciation and
 amortization
 expense...........   337.8    340.2    330.3    319.9    316.3    300.3         235.1          209.6         192.5    146.2
Financial Position
Current ratio......     1.0      1.0      1.1      1.1      1.2      1.3           1.4            1.5           1.5      1.5
Property, plant and
 equipment, net.... 2,528.3  2,551.1  2,589.2  2,441.0  2,428.9  2,155.2       1,988.1        1,766.3       1,596.8  1,394.9
Capital
 expenditures......   366.6    372.8    389.6    478.5    459.0    431.8         400.8          364.3         318.5    260.7
Total assets....... 7,252.3  7,423.1  7,685.2  7,538.7  7,901.5  7,642.3       6,142.4        5,761.2       5,434.1  4,510.6
Long-term debt..... 2,536.9  2,243.3  2,300.6  2,340.3  2,786.8  2,992.0       1,751.5        1,532.4         946.5    850.8
Shareholders'
 equity............ 1,468.1  1,833.7  2,085.6  2,178.6  2,034.1  1,679.8       1,822.9        1,875.0       2,619.8  1,866.3
Share and Other
Book value per
 common share......    2.57     3.14     3.53     3.65     3.42     2.84          3.12           3.10          4.05     3.13
Cash dividends
 declared and
 paid per common
 share.............     .63      .59      .55      .53      .47      .44           .39            .34           .29      .26
Closing price......   64.55    65.00    46.44    36.75    23.06    17.56         15.84          15.59         13.94    12.22
Number of common
 shares
 outstanding (in
 millions).........   566.7    578.9    585.4    590.8    588.6    583.4         577.6          597.0         641.0    589.4
Number of
 shareholders of
 record:
 $4.25 Preferred...     247      275      296      320      350      380           400            450           470      460
 Common............  42,300   44,600   45,800   46,800   45,500   46,600        44,100         40,300        36,800   34,100
Average number of
 employees.........  38,300   37,200   38,300   37,800   37,900   38,400        32,800         28,000        28,800   24,900

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

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

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

  4-B(a) Other instruments defining the rights of security holders, including indentures.*


 (b)         Colgate-Palmolive Company Employee Stock Ownership Trust Note
             Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-
             2.)

 (c) Form of Colgate-Palmolive Company's Medium Term Notes, Series D, designated Euro Bull Indexed Notes Due November 21, 2001.

 10-A(a) Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix A to its 1999 Notice of Meeting and Proxy Statement.)

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

 10-D Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference
             Exhibit 10-D to its Annual Report on Form 10-K for the year ended
             December 31, 1999, File No. 1-644-2.)

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

 Exhibit No.                             Description
 -----------                             -----------


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

   The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant's cost of providing and mailing the exhibits. Inquiries should be directed to:

                                          Colgate-Palmolive Company
                                          Office of the Secretary (10-K
                                          Exhibits)
                                          300 Park Avenue
                                          New York, New York 10022-7499