Form 10-Q
period 2001-03-31
COLGATE PALMOLIVE CO
filed 2001-05-14
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2001.

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________.

                          Commission File Number 1-644
                                                 -----

                           COLGATE-PALMOLIVE COMPANY
            (Exact name of registrant as specified in its charter)


                       DELAWARE                                      13-1815595
                       --------                                      -----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
300 PARK AVENUE, NEW YORK, NEW YORK                                        10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

       Class                   Shares Outstanding                   Date
------------------------       ------------------                  ------
Common, $1.00 par value           561,054,759                  April 30, 2001

PART I.       FINANCIAL INFORMATION
------        ---------------------

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                          ------------------
                                                               March 31,
                                                               --------
                                                          2001           2000
                                                       ---------     ----------
Net sales                                              $ 2,292.6     $  2,241.8
Cost of sales                                            1,032.8        1,020.6
                                                       ---------     ----------
Gross profit                                             1,259.8        1,221.2

Selling, general and administrative expenses               818.3          816.7
Interest expense                                            47.4           49.1
Interest income                                             (3.8)          (8.0)
                                                      ----------     ----------

Income before income taxes                                 397.9          363.4
Provision for income taxes                                 130.0          123.5
                                                      ----------     ----------

Net income                                            $    267.9     $    239.9
                                                      ==========     ==========
Earnings per common share:
    Basic                                             $      .47     $      .41
                                                      ==========     ==========

    Diluted                                           $      .44     $      .38
                                                      ==========     ==========

Dividends declared per common share*                  $      .32     $      .32
                                                      ==========     ==========





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

                           COLGATE-PALMOLIVE COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                            (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                               March 31,              December 31,
                                                                 2001                     2000
                                                            --------------           ---------------
     Current assets:
        Cash and cash equivalents                               $    227.9              $     206.6
        Marketable securities                                          2.0                      5.9
        Receivables (less allowances of $42.1 and $39.8)           1,136.4                  1,195.4
        Inventories                                                  700.7                    686.6
        Other current assets                                         279.3                    252.7
                                                                ----------              -----------
                                                                   2,346.3                  2,347.2

     Property, plant and equipment:
        Cost                                                       4,197.3                  4,287.3
        Less:  Accumulated depreciation                            1,745.1                  1,759.0
                                                                ----------              -----------
                                                                   2,452.2                  2,528.3

     Goodwill and other intangibles (net of accumulated
        amortization of $668.4 and $651.0)                         2,023.7                  2,096.4
     Other assets                                                    274.4                    280.4
                                                                ----------              -----------
                                                                $  7,096.6              $   7,252.3
                                                                ==========              ===========




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 March 31,          December 31,
                                                   2001                 2000
                                                ----------          ------------
Current liabilities:
    Notes and loans payable                     $     98.9           $    121.1
    Current portion of long-term debt                463.5                320.2
    Accounts payable                                 669.4                738.9
    Accrued income taxes                             185.8                163.7
    Other accruals                                   953.2                900.2
                                                ----------           ----------
                                                   2,370.8              2,244.1

Long-term debt                                     2,530.4              2,536.9
Deferred income taxes                                422.3                447.3
Other liabilities                                    629.8                555.9

Shareholders' equity:
    Preferred stock                                  349.3                354.1
    Common stock                                     732.9                732.9
    Additional paid-in capital                     1,104.4              1,144.9
    Retained earnings                              4,982.9              4,893.7
    Accumulated other comprehensive income        (1,339.1)            (1,269.7)
                                                ----------           ----------
                                                   5,830.4              5,855.9
    Unearned compensation                           (342.2)              (344.4)
    Treasury stock, at cost                       (4,344.9)            (4,043.4)
                                                ----------           ----------
                                                   1,143.3              1,468.1
                                                ----------           ----------
                                                $  7,096.6           $  7,252.3
                                                ==========           ==========





See Notes to Condensed Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

-------------------------------------------------------------------------------
                                                            Three Months Ended
                                                            -------------------
                                                                  March 31,
                                                                  ---------
                                                               2001      2000
                                                            ---------  -------
Operating Activities:
---------------------

Net income                                                 $  267.9   $  239.9
Adjustments to reconcile net income to net cash
   provided by operations:
     Restructured operations                                   (0.8)      (4.7)
     Depreciation and amortization                             83.5       84.5
     Income taxes and other, net                               82.8       73.6
     Cash effects of changes in:
       Receivables                                             37.2       (7.9)
       Inventories                                            (32.4)      (3.1)
       Payables and accruals                                  (94.0)     (48.7)
                                                           --------   --------
 Net cash provided by operating activities                    344.2      333.6

Investing Activities:
---------------------

Capital expenditures                                          (47.0)     (67.2)
Sale of (investments in) marketable securities                  4.7      (21.8)
Proceeds from sales of long-term investments                    -        100.9
Other                                                          (2.6)      (3.7)
                                                           --------   --------
 Net cash (used for) provided by investing activities         (44.9)       8.2

Financing Activities:
---------------------

Principal payments on debt                                   (190.9)     (55.6)
Proceeds from issuance of debt                                358.3       50.0
Dividends paid                                                (89.8)     (91.8)
Purchase of common stock                                     (356.2)    (239.9)
Other                                                           3.1        3.9
                                                           --------   --------
 Net cash used for financing activities                      (275.5)    (333.4)

Effect of exchange rate changes on
 cash and cash equivalents                                     (2.5)      (1.6)
                                                           --------   --------
Net increase in cash and cash equivalents                      21.3        6.8

Cash and cash equivalents at beginning of period              206.6      199.6
                                                           --------   --------
Cash and cash equivalents at end of period                 $  227.9   $  206.4
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

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

1. The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 2001 and 2000 may not be representative of results to be expected for a full year.

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

3.   Inventories by major classes were as follows:

                                               March 31,      December 31,
                                                 2001            2000
                                               ---------      -----------
          Raw materials and supplies           $   201.1       $   206.2
          Work-in-process                           33.5            30.7
          Finished goods                           466.1           449.7
                                               ---------       ---------
                                               $   700.7       $   686.6
                                               =========       =========

4.       Earnings Per Share:

                      Three Months Ended March 31, 2001    Three Months Ended March 31, 2000
                      ---------------------------------    ---------------------------------
                                              Per                                   Per
                          Income    Shares   Share             Income    Shares    Share
                          ------    ------   ------            ------    ------    -----
Net income                $267.9                               $239.9
Preferred dividends         (5.1)                                (5.3)
                          ------                               ------

   Basic EPS               262.8    564.6    $.47               234.6     578.2     $.41
                                             ====                                   ====

Stock options                         9.3                                  10.8
ESOP conversion              5.0     41.6                         5.1      43.2
                          ------    -----                      ------     -----

   Diluted EPS            $267.8    615.5    $.44              $239.7     632.2     $.38
                          ======    =====    ====              ======     =====     ====

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

5.   Comprehensive income

     Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2001 and 2000 was $200.2 and $232.5, respectively, with the difference from net income primarily consisting of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the condensed consolidated balance sheets, primarily consists of cumulative foreign currency translation adjustments.

6.   Segment Information

                                             Three months ended March 31,
                                                2001               2000
                                            ------------        ---------
     Net Sales
     North America                          $    580.5         $    547.9
     Latin America                               584.5              588.4
     Europe                                      463.8              462.4
     Asia/Africa                                 386.4              375.5
                                            ----------         ----------
     Total Oral, Personal and
          Household Care                       2,015.2            1,974.2
     Total Pet Nutrition                         277.4              267.6
                                            ----------         ----------
     Net Sales                              $  2,292.6         $  2,241.8
                                            ==========         ==========

     Earnings
     North America                          $    126.5         $    114.3
     Latin America                               159.6              141.6
     Europe                                       85.2               84.2
     Asia/Africa                                  55.5               47.5
                                            ----------         ----------
     Total Oral, Personal and
          Household Care                         426.8              387.6
     Total Pet Nutrition                          62.5               55.6
     Corporate overhead and other                (47.8)             (38.7)
                                            ----------         ----------
     Earnings before interest and taxes          441.5              404.5
     Interest expense, net                       (43.6)             (41.1)
                                            ----------         ----------
     Income before income taxes             $    397.9         $    363.4
                                            ==========         ==========

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)
-------------------------------------------------------------------------------

7.   Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The cumulative effect of adoption of SFAS 133 did not result in a material impact on the Company's financial position, results of operations or cash flows.

     The Company is exposed to market risk from foreign currency exchange rate, interest rate and commodity price fluctuations. To manage the volatility relating to these exposures on a consolidated basis, the Company utilizes a number of techniques, including selective borrowings in local currencies, balance sheet management and entering into certain derivative instrument transactions in accordance with Company risk management policies. The Company does not enter into derivative transactions for trading purposes.

     SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings or other comprehensive income (OCI) depending on whether a derivative is designated as and is effective as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign subsidiary.

     For derivative instruments designated as fair value hedges, the change in the fair value of the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments designated as cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in OCI and is reclassified to earnings when the offsetting effects of the hedged transaction affects earnings. The ineffective portion, if any, of the change in the fair value of a derivative used as a cash flow hedge is recognized in earnings as incurred.

     The Company assesses the effectiveness of its hedge relationships at inception and on a quarterly basis to determine whether the hedge relationship is expected to be, or has been, highly effective in achieving offsetting changes in fair value or cash flows related to the risk being hedged. The Company is permitted to exclude certain components related to the hedging instrument's time value from the assessment of hedge effectiveness at inception of each hedge relationship. Changes in fair value of the hedging instrument related to excluded components are recognized in earnings as incurred.

     Interest rate risk management
     -----------------------------

     The Company utilizes interest rate swaps to manage its mix of fixed and floating rate debt, in accordance with internal treasury management policies. The Company's target floating rate obligations as a percentage of its global debt is set by policy.

     The Company enters into interest rate swap contracts under which it pays variable rates of interest and receives fixed rates on underlying notional amounts. These contracts are designated as fair value hedges of fixed-rate debt obligations. Changes during the period in the fair value of the interest rate swaps, as well as offsetting changes in the fair value of the fixed-rate debt obligations being hedged, are recognized as interest expense. At March 31, 2001, the fair value of these contracts was an $18.6 asset.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

-------------------------------------------------------------------------------

     The Company also enters into interest rate swaps under which it pays fixed rates of interest and receives variable rates on underlying notional amounts. These contracts are designated as cash flow hedges of variable-rate debt obligations. Gains and losses on these contracts are deferred in OCI and reclassified to interest expense when the related interest payments being hedged are recognized. At March 31, 2001, the fair value of these contracts deferred in OCI was a $16.6 liability, of which $5.9 is expected to be reclassified to earnings over the next 12 months.

     The net gain or loss from hedge ineffectiveness on interest rate swaps was not material and there were no gains or losses resulting from components excluded from the assessment of hedge effectiveness for the period. No interest rate swaps initially designated as cash flow hedges were discontinued during the period.

     Foreign currency risk management
     --------------------------------

     The Company operates in over 200 countries and territories and is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. dollar. Some of the foreign currency exposures involve the markets in the European Union, Mexico and Brazil, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company utilizes forward exchange and currency swap contracts to hedge portions of its exposures relating to foreign currency purchases and sales, assets and liabilities created in the normal course of business, and its net investment in certain overseas operations. The Company generally enters into foreign currency forward contracts with durations no greater than 18 months.

     The Company enters into foreign currency forward contracts to hedge against exchange rate fluctuations related to foreign currency denominated balance sheet items. These contracts are designated as fair value hedges. Changes during the period in the fair value of these contracts as well as the offsetting foreign currency transaction gains or losses are recorded in other expense. At March 31, 2001, the fair value of these contracts was a $21.8 liability.

     The Company also enters into foreign currency forward contracts to hedge against exchange rate fluctuations related to forecasted foreign currency denominated purchases and sales. These contracts are designated as cash flow hedges. Gains and losses on these contracts are deferred in OCI and reclassified to sales, cost of sales or selling, general and administrative expenses in the same period that the underlying hedged transaction is recognized in earnings. At March 31, 2001, the fair value of these contracts deferred in OCI was an $11.8 asset, all of which is expected to be reclassified to earnings over the next 12 months.

     The Company utilizes foreign currency forward contracts to hedge its net investments in its foreign subsidiaries in Europe, Asia and Latin America. Gains and losses from these contracts are included in the cumulative translation adjustment account included in OCI. The carrying value of these derivative contracts at March 31, 2001 and their impact on cumulative translation adjustment for the period then ended was not material to the Company's consolidated financial statements.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)
-------------------------------------------------------------------------------

     The net gain or loss from hedge ineffectiveness on foreign currency hedges was not material and there were no gains or losses resulting from components excluded from the assessment of hedge effectiveness for the period. No foreign currency forward contracts initially designated as cash flow hedges were discontinued during the period.

     The Company also enters into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. The fair value of these instruments at March 31, 2001 was not material.

     Commodity Price Management
     --------------------------

     The Company is exposed to price volatility related to raw materials used in production. The Company uses futures and option contracts on a limited basis to manage volatility related to anticipated raw material inventory purchases. These derivative instruments are designated as cash flow hedges. Commodity hedging activity was not material to the Company's financial statements.

8.   New Accounting Pronouncements

     In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income. At the same meeting, the EITF also deferred the effective date of Issue No. 00-14, "Accounting for Certain Sales Incentives," the impact of which was disclosed in Note 2 to the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K, to coincide with the adoption of Issue No. 00-25. In accordance with the consensuses reached, the Company will adopt the accounting required by Issue No. 00-14 and Issue No. 00-25 effective January 1, 2002.

9. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year 2000 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

-------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales, excluding divestments, grew 3% to $2,292.6 in the first quarter of 2001 reflecting unit volume gains of 7% partially offset by a decline in foreign currencies. First quarter sales in the Oral, Personal and Household Care segment, excluding divestments, were $2,015.2, also up 3% from 2000 on volume growth of 7%.

Colgate-North America sales reached $580.5 in the first quarter of 2001. Sales grew 6% on volume gains of 7% primarily driven by the continued strength of recently introduced products. These new products included Colgate Total plus Whitening and Colgate 2in1 toothpastes, Colgate Actibrush battery-powered toothbrush, Lady Speed Stick aloe deodorant, and Softsoap Fruit Essentials bodywash and liquid soap.

Colgate-Latin America sales, excluding divestments, increased 3% to $584.5 on volume gains of 5% led by strong volume growth in Mexico, Brazil, the Dominican Republic, Ecuador and Central America. Sales of Colgate Triple Action, Colgate Herbal and Colgate Fresh Confidence toothpastes and the Colgate Actibrush battery-powered toothbrush helped to strengthen market share leadership in the Oral Care category within the region. The region also had market share gains in the Personal and Household Care category that were driven by products such as Lady Speed Stick Ultra Dry Cream, Palmolive Botanicals soap, Axion Spring Sensations dishwashing liquid and Ajax antibacterial cleaner.

Colgate-Europe sales increased 1% to $463.8 as volume gains of 7% were negatively impacted by the weakened Euro. Excluding currency, sales would have also risen 7% driven primarily by volume gains in the United Kingdom, Germany, France, the Nordic Group, Central Europe and Russia. Oral Care market share continued to grow within the region primarily due to products such as the battery-powered Colgate Actibrush and the Colgate Herbal and Colgate Fresh Confidence toothpastes. Colgate-Europe also continued to gain market share in the Personal and Household Care category with products such as Palmolive Spring Sensations dishwashing liquid, and Palmolive Vitamins with Vitamin E shower gel, bath foam and liquid hand soap.

Colgate-Asia/Africa first quarter sales, excluding divestments, increased 4% to $386.4 as volume grew 11% with the strongest gains in China, Australia, Thailand and Malaysia. The volume gains were led by recently introduced products including Colgate Fresh Confidence and Colgate Herbal toothpastes, Colgate Actibrush, Palmolive Naturals conditioner and Axion Spring Fresh dishwashing liquid.

Sales in the Pet Nutrition segment increased 4% to $277.4 on volume gains of 5% with strong volume increases particularly in international regions. Hill's-International experienced strong growth in Germany, Australia, New Zealand, Argentina and Brazil.

Worldwide gross profit margin for the first quarter of 2000 increased to 55.0% from 54.5%, benefiting from continued streamlining of manufacturing, global sourcing and other cost reduction programs.

                           COLGATE-PALMOLIVE COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

-------------------------------------------------------------------------------

Selling, general and administrative expenses as a percentage of sales decreased to 35.7% in 2001 from 36.4% in 2000 as a result of continued focus on reducing overhead and other cost efficiency programs.

Earnings before interest and taxes (EBIT) increased 9% to $441.5, and reached a level of 19.3% of sales versus 18.0% in the same year ago period. The Company continues to benefit from strong sales growth and cost-saving initiatives that continue to drive profitability.

Interest expense, net of interest income increased to $43.6 in the 2001 first quarter as compared with $41.1 in 2000. The increase is a result of higher average debt levels in 2001 first quarter versus 2000.

The effective tax rate was 32.7% and 34.0% in the first quarter of 2001 and 2000, respectively. The 32.7% reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 2000 full year rate of 32.1%.

First quarter 2001 net income increased 12% to $267.9 while diluted earnings per share increased 16% to $0.44.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 3% to $344.2 in the 2001 first quarter compared with $333.6 in the 2000 first quarter. Net cash from operations in the first quarter includes a non-operating tax payment related to the sale of the Mexican Viva detergent brand in the fourth quarter of 2000. Excluding the effect of this tax payment, net cash provided by operations increased 13% over the 2000 first quarter. At March 31, 2001, $388.0 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional information regarding available sources of liquidity and capital.

                           COLGATE-PALMOLIVE COMPANY


PART II.      OTHER INFORMATION
--------      -----------------
-------------------------------------------------------------------------------

Item 1.       Legal Proceedings
-------       -----------------

              For information regarding legal matters refer to Item 3 on page 4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 14 to the consolidated financial statements included therein on page 36.

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




                                   COLGATE-PALMOLIVE COMPANY
                                   -------------------------
                                         (Registrant)



                                   Principal Financial Officer:


May 14, 2001                       /s/          Stephen C. Patrick
                                   --------------------------------------
                                                Stephen C. Patrick
                                             Chief Financial Officer


                                   Principal Accounting Officer:


May 14, 2001                       /s/           Dennis J. Hickey
                                   -------------------------------------
                                                 Dennis J. Hickey
                                                Vice President and
                                               Corporate Controller