Form 10-Q
period 2001-06-30
COLGATE PALMOLIVE CO
filed 2001-08-13
CIK 21665

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________.

                          Commission File Number 1-644
                                                 -----

                           COLGATE-PALMOLIVE COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                            13-1815595
------------------------------------    ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      300 PARK AVENUE, NEW YORK, NEW YORK              10022
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
(Former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

           Class             Shares Outstanding                 Date
-----------------------  --------------------------         -------------
Common, $1.00 par value         554,988,615                 July 31, 2001

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                           COLGATE-PALMOLIVE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------

                (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                                   --------                           --------
                                                              2001             2000              2001              2000
                                                              ----             ----              ----              ----
Net sales                                                   $2,329.6         $2,336.7          $4,622.2          $4,578.5
Cost of sales                                                1,051.0          1,065.8           2,083.8           2,086.4
                                                            --------         --------          --------          --------
Gross profit                                                 1,278.6          1,270.9           2,538.4           2,492.1

Selling, general and administrative
   expenses                                                    809.0            832.8           1,627.3           1,649.5
Interest expense                                                45.9             51.2              93.3             100.3
Interest income                                                 (3.0)            (7.0)             (6.8)            (15.0)
                                                            --------         --------          --------          --------

Income before income taxes                                     426.7            393.9             824.6             757.3
Provision for income taxes                                     139.5            132.0             269.5             255.5
                                                            --------         --------          --------          --------

Net income                                                  $  287.2         $  261.9          $  555.1          $  501.8
                                                            ========         ========          ========          ========

Earnings per common share:

   Basic                                                    $    .50         $    .45          $    .97          $    .85
                                                            ========         ========          ========          ========

   Diluted                                                  $    .47         $    .42          $    .91          $    .80
                                                            ========         ========          ========          ========

Dividends declared per common share*                        $      -         $      -          $    .32          $    .32
                                                            ========         ========          ========          ========

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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                   June 30,             December 31,
                                                                     2001                  2000
                                                                     ----                  ----
Current assets:
  Cash and cash equivalents                                        $  251.1               $  206.6
  Marketable securities                                                 3.9                    5.9
  Receivables (less allowances of $42.1 and $39.8)                  1,174.3                1,195.4
  Inventories                                                         711.2                  686.6
  Other current assets                                                251.0                  252.7
                                                                   --------               --------
                                                                    2,391.5                2,347.2

Property, plant and equipment:
  Cost                                                              4,237.1                4,287.3
  Less:  Accumulated depreciation                                   1,781.3                1,759.0
                                                                   --------               --------
                                                                    2,455.8                2,528.3
Goodwill and other intangible assets
  (net of accumulated amortization
  of $685.4 and $651.0)                                             1,984.0                2,096.4
Other assets                                                          313.9                  280.4
                                                                   --------               --------
                                                                   $7,145.2               $7,252.3
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

                           COLGATE-PALMOLIVE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                                June 30,             December 31,
                                                                  2001                  2000
                                                                  ----                  ----
Current liabilities:
   Notes and loans payable                                     $    89.3              $   121.1
   Current portion of long-term debt                               351.1                  320.2
   Accounts payable                                                699.0                  738.9
   Accrued income taxes                                            191.4                  163.7
   Other accruals                                                  749.8                  900.2
                                                               ---------              ---------
                                                                 2,080.6                2,244.1

Long-term debt                                                   2,958.2                2,536.9
Deferred income taxes                                              400.9                  447.3
Other liabilities                                                  630.4                  555.9

Shareholders' equity:
   Preferred stock                                                 346.9                  354.1
   Common stock                                                    732.9                  732.9
   Additional paid-in capital                                    1,114.7                1,144.9
   Retained earnings                                             5,261.7                4,893.7
   Accumulated other comprehensive income                       (1,344.0)              (1,269.7)
                                                               ---------              ---------
                                                                 6,112.2                5,855.9
   Unearned compensation                                          (343.8)                (344.4)
   Treasury stock, at cost                                      (4,693.3)              (4,043.4)
                                                               ---------              ---------
                                                                 1,075.1                1,468.1
                                                               ---------              ---------
                                                               $ 7,145.2              $ 7,252.3
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

                           COLGATE-PALMOLIVE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                           Six Months Ended
                                                                           ----------------
                                                                               June 30,
                                                                               --------
                                                                      2001                  2000
                                                                     -------               -------
Operating Activities:
---------------------
Net income                                                           $ 555.1               $ 501.8
Adjustments to reconcile net income to net cash
   provided by operations:
         Restructured operations                                        (1.6)                 (6.2)
         Depreciation and amortization                                 167.2                 168.7
         Income taxes and other, net                                    73.5                  76.0
         Cash effects of changes in:
            Receivables                                                  0.8                 (78.3)
            Inventories                                                (48.6)                 10.4
            Payables and accruals                                     (124.5)                (15.2)
                                                                     -------               -------
   Net cash provided by operating activities                           621.9                 657.2

Investing Activities:
---------------------
Capital expenditures                                                  (122.3)               (157.2)
Payments for acquisitions, net of cash acquired                        (10.2)                (30.0)
Sale of marketable securities                                            0.9                  19.1
Proceeds from sale of long-term investments                              4.2                 103.5
Other                                                                  (40.3)                (37.4)
                                                                     -------               -------
   Net cash used for investing activities                             (167.7)               (102.0)

Financing Activities:
---------------------
Principal payments on debt                                            (190.9)               (333.1)
Proceeds from issuance of debt                                         660.3                 456.0
Dividends paid                                                        (187.1)               (191.9)
Purchase of common stock                                              (706.0)               (465.4)
Other                                                                   17.4                   6.4
                                                                     -------               -------
   Net cash used for financing activities                             (406.3)               (528.0)

Effect of exchange rate changes on
   cash and cash equivalents                                            (3.4)                 (2.6)
                                                                     -------               -------
Net increase in cash and cash equivalents                               44.5                  24.6

Cash and cash equivalents at beginning of period                       206.6                 199.6
                                                                     -------               -------
Cash and cash equivalents at end of period                           $ 251.1               $ 224.2
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

3.   Inventories by major classes were as follows:

                                           June 30,          December 31,
                                             2001                2000
                                             ----                ----
     Raw materials and supplies             $198.9              $206.2
     Work-in-process                          32.0                30.7
     Finished goods                          480.3               449.7
                                            ------              ------
                                            $711.2              $686.6
                                            ======              ======

4.   Earnings Per Share:

                                   Three Months Ended June 30, 2001              Three Months Ended June 30, 2000
                                   --------------------------------              --------------------------------
                                                              Per                                           Per
                                    Income       Shares      Share                Income       Shares      Share
                                    ------       ------      -----                ------       ------      -----
     Net income                     $287.2                                        $261.9
     Preferred dividends              (5.0)                                         (5.1)
                                    ------                                        ------

          Basic EPS                  282.2        560.6       $.50                 256.8        576.3      $.45
                                                              ====                                         ====

     Stock options                                  8.9                                          10.3
     ESOP conversion                   4.9         41.2                              5.0         42.7
                                    ------        -----                           ------        -----

          Diluted EPS               $287.1        610.7       $.47                $261.8        629.3      $.42
                                    ======        =====       ====                ======        =====      ====

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                    Six Months Ended June 30, 2001         Six Months Ended June 30, 2000
                                    ------------------------------         ------------------------------
                                                              Per                                    Per
                                    Income       Shares      Share         Income       Shares      Share
                                    ------       ------      -----         ------       ------      -----
  Net income                        $555.1                                 $501.8
  Preferred dividends                (10.1)                                 (10.4)
                                    ------                                 ------

       Basic EPS                     545.0        562.6      $.97           491.4        577.2      $.85
                                                             ====                                   ====

  Stock options                                     9.1                                   10.6
  ESOP conversion                      9.9         41.4                      10.1         43.0
                                    ------        -----                    ------        -----

       Diluted EPS                  $554.9        613.1      $.91          $501.5        630.8      $.80
                                    ======        =====      ====          ======        =====      ====

5.  Comprehensive income

    Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2001 and 2000 was $280.6 and $215.7, respectively. Total comprehensive income for the six months ended June 30, 2001 and 2000 was $480.8 and $448.2, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the condensed consolidated balance sheets, primarily consists of cumulative foreign currency translation adjustments.

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                             (Dollars in Millions)
                                  (Unaudited)

--------------------------------------------------------------------------------

6.    Segment information:

                                                    Three months ended June 30,                Six months ended June 30,
                                                       2001              2000                   2001              2000
                                                     --------          --------               --------          --------
      Net Sales
      North America                                   $  584.2          $  567.4               $1,164.7          $1,115.3
      Latin America                                      613.7             635.8                1,198.2           1,224.2
      Europe                                             472.0             480.0                  935.8             942.4
      Asia/Africa                                        371.8             378.8                  758.2             754.3
                                                      --------          --------               --------          --------
      Total Oral, Personal and
         Household Care                                2,041.7           2,062.0                4,056.9           4,036.2
      Total Pet Nutrition                                287.9             274.7                  565.3             542.3
                                                      --------          --------               --------          --------
      Net Sales                                       $2,329.6          $2,336.7               $4,622.2          $4,578.5
                                                      ========          ========               ========          ========

      Earnings
      North America                                   $  136.1          $  127.3               $  262.6          $  241.6
      Latin America                                      163.7             144.1                  323.3             285.7
      Europe                                              86.7              83.0                  171.9             167.2
      Asia/Africa                                         49.2              46.1                  104.7              93.6
                                                      --------          --------               --------          --------
      Total Oral, Personal and
         Household Care                                  435.7             400.5                  862.5             788.1
      Total Pet Nutrition                                 75.1              58.0                  137.6             113.6
      Corporate overhead and other                       (41.2)            (20.4)                 (89.0)            (59.1)
                                                      --------          --------               --------          --------
      Earnings before interest and taxes                 469.6             438.1                  911.1             842.6

      Interest expense, net                              (42.9)            (44.2)                 (86.5)            (85.3)
                                                      --------          --------               --------          --------
      Income before income taxes                      $  426.7          $  393.9               $  824.6          $  757.3
                                                      ========          ========               ========          ========

                           COLGATE-PALMOLIVE COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

           (Dollars and Shares in Millions Except Per Share Amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------

7.   New Accounting Pronouncements

     In April 2001, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." This issue addresses the income statement classification of consideration from a vendor to a customer in connection with the customer's purchase or promotion of the vendor's products. This consensus is expected to impact only revenue and expense classifications and not to change reported net income. At the same meeting, the EITF also deferred the effective date of Issue No. 00-14, "Accounting for Certain Sales Incentives," the impact of which was disclosed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, to coincide with the adoption of Issue No. 00-25. In accordance with the consensuses reached, the Company will adopt the accounting required by Issue No. 00-14 and Issue No. 00-25 effective January 1, 2002.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all business combinations, SFAS 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. The Company will adopt these statements effective January 1, 2002. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

8. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 for a complete set of financial notes including the Company's significant accounting policies.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,329.6 in the second quarter of 2001. Sales increased 1%, excluding divestments, as compared to the 2000 second quarter, reflecting unit volume gains of 5% offset by a decline in foreign currencies. Sales would have risen 5%, excluding the effect of foreign exchange.

Second quarter sales in the Oral, Personal and Household Care segment, excluding divestments, remained level at $2,041.7 on volume growth of 5% offset by foreign currencies.

Colgate-North America sales grew 3% in the second quarter of 2001 to $584.2 on volume gains of 4%. Sales were driven by the continuing growth of new products in all core categories. These new products included Colgate Total Plus Whitening toothpaste, Colgate 2in1 liquid toothpaste and mouthwash, Softsoap Fruit Essentials bodywash and liquid hand soap and the recently launched Lady Speed Stick Invisible Dry with Aloe deodorant. Increased market share was achieved in the Personal and Oral Care categories led by Softsoap Two in One hand soap, Speed Stick Ultimate AP deodorant and the continued success of the Actibrush toothbrush.

Colgate-Latin America sales decreased 1% to $613.7 on volume gains of 4%, excluding divested businesses. Strong volume growth was seen in Mexico, Venezuela, Argentina and Central America. Colgate Fresh Confidence, Colgate Triple Action and Colgate Herbal toothpastes continued to increase market shares in toothpaste throughout the region. Contributing to growth in the Household Surface Care category were Ajax Antibacterial cleaner and Ajax Fiesta de Flores Antibacterial Apple, a new antibacterial cleaner.

Colgate-Europe sales decreased 1% to $472.0 as volume gains of 6% were negatively impacted by the weakened Euro. Excluding the impact of foreign currency, sales would have also risen 6% largely due to volume increases in France, Germany, the United Kingdom and Italy. The Colgate Actibrush and the new Actibrush Bzzz for kids have strengthened Oral Care market share growth throughout the region. The performance of Palmolive Naturals translucent soap and Colgate Triple Action toothpaste and the recent launch of Lady Speed Stick Invisible Dry deodorant have driven volume growth across Central Europe and Russia.

Colgate-Asia/Africa sales decreased 2% to $371.8 on volume gains of 7% offset by foreign currencies. Volume growth was driven by China, Malaysia, Thailand, New Zealand and South Africa. China continues to experience record market shares in Oral Care with the performance of recently introduced products such as Colgate Fresh Confidence and Colgate Herbal toothpastes and the Colgate Actibrush. Also contributing to volume growth in the region was the performance of Palmolive Naturals conditioner.

Hill's Pet Nutrition sales increased 5% to $287.9 with unit volume gains of 5%. Domestic volume rose through strong veterinary endorsements, effective national selling programs and higher sales from new products such as Science Diet Sensitive Skin and Science Diet Sensitive Stomach special needs products. Hill's-International experienced volume growth across Europe, Japan and the South Pacific, driven by sales of new products coupled with the expansion of the Perfect Shop/Perfect Clinic merchandising programs.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Sales in the Oral, Personal and Household Care segment for the six months ended June 30, 2001 were up 1% to $4,056.9 from the comparable period in 2000 as volume rose 6% partially offset by a decline in foreign currencies. Within this segment, Colgate-North America sales increased 4% on volume growth of 5%, Colgate-Latin America sales increased 1%, excluding divested businesses, on volume growth of 4%, Colgate-Europe sales decreased 1% while volume grew 7% and Colgate-Asia/Africa sales increased 1% on volume growth of 9%.

Worldwide gross profit margin for the second quarter of 2001 increased to 54.9% from 54.4% for the comparable period in 2000. The Company continued to benefit from manufacturing cost reduction initiatives, global sourcing and other cost reduction programs.

Selling, general and administrative expenses as a percentage of sales decreased to 34.7% in the second quarter of 2001 from 35.6% in 2000, and to 35.2% in the first half of 2001 from 36.0% for the comparable period in 2000, as a result of the continued focus on reducing overhead, efficiencies in advertising purchases and the impact of translation on local currency advertising costs. Additionally, some promotion spending (i.e. "360-degree advertising") has been shifted to programs that are reported as a reduction of sales.

Earnings before interest and taxes (EBIT) increased 7% to $469.6 in the second quarter of 2001, and reached a level of 20.2% of sales versus 18.7% in second quarter of 2000. For the first half of 2001 EBIT increased 8% to $911.1, a level of 19.7% of sales as compared to 18.4% in 2000.

Interest expense, net of interest income, decreased to $42.9 in the second quarter of 2001 as compared with $44.2 in 2000. For the first half of 2001 interest expense increased slightly to $86.5 compared with $85.3 in 2000, primarily due to higher average debt levels in the current year, partially offset by the effect of lower interest rates.

The effective tax rate for the second quarter of 2001 was 32.7% versus 33.5% for the second quarter of 2000. The effective rate for the first half of 2001 was 32.7% versus 33.7% for the same period in 2000. The 32.7% rate reflects the Company's current estimate of its full year effective income tax rate that is slightly higher than the 2000 full year rate of 32.1%.

Net income for the second quarter of 2001 increased 10% to $287.2 or $.47 per share on a diluted basis compared with $261.9 or $.42 per share in the prior year. For the first half of 2001, net income increased 11% to $555.1 or $.91 per share on a diluted basis compared with $501.8 or $.80 per share in the prior year.

                           COLGATE-PALMOLIVE COMPANY
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations was $621.9 in the 2001 first half compared with $657.2 in the 2000 first half. Net cash from operations includes a non-recurring first quarter tax payment related to the sale of the Mexican Viva detergent brand that occurred in the fourth quarter of 2000. Excluding the effect of this tax payment, net cash provided by operations is equal to the record cash generation of the 2000 first half. At June 30, 2001, $795.9 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

                           COLGATE-PALMOLIVE COMPANY


PART II.  OTHER INFORMATION
-------   -----------------

--------------------------------------------------------------------------------

Item 1. Legal Proceedings
------  -----------------

        For information regarding legal matters refer to Item 3 on page 4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and Note 14 to the consolidated financial statements included therein on pages 36-37.

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        The Company's annual meeting of stockholders was held on May 10, 2001. The matters voted on and the results of the vote were as follows:

        (a) Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:


                                       Votes Received   Votes Withheld
                                       --------------   --------------

              Jill K. Conway             506,157,981       5,163,806
              Ronald E. Ferguson         506,383,122       4,938,665
              Ellen M. Hancock           506,241,102       5,080,685
              David W. Johnson           506,202,360       5,119,427
              Richard J. Kogan           506,191,738       5,130,049
              Reuben Mark                506,337,278       4,984,509
              Howard B. Wentz, Jr.       505,954,277       5,367,510

        (b) The ratification of the selection of Arthur Andersen LLP as auditors for the year ending December 31, 2001 was approved. The results of the vote were as follows:

               Votes For            Votes Against          Abstentions
              -----------           -------------          -----------
              502,552,673             6,262,224             2,506,890

        (c) A stockholder proposal regarding SA 8000 Social Accountability Standards was not approved. The results of the vote were as follows:

               Votes For            Votes Against          Abstentions
              -----------           -------------          -----------
              45,334,377              351,445,162           44,344,767

                           COLGATE-PALMOLIVE COMPANY

-------   -----------------

--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits:

              Exhibit 10-C(a) Colgate-Palmolive Company Executive Severance
                              Plan, as amended and restated.

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




                          COLGATE-PALMOLIVE COMPANY
                          -------------------------
                                 (Registrant)



                           Principal Financial Officer:


August 13, 2001            /s/ Stephen C. Patrick
                           ----------------------------
                               Stephen C. Patrick
                              Chief Financial Officer



                           Principal Accounting Officer:


August 13, 2001            /s/ Dennis J. Hickey
                           ----------------------------
                               Dennis J. Hickey
                              Vice President and
                             Corporate Controller