Form 10-Q
period 2001-09-30
COLGATE PALMOLIVE CO
filed 2001-11-09
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to ___________.

Commission File Number 1-644
                       -----


                            COLGATE-PALMOLIVE COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-1815595
---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

   300 PARK AVENUE, NEW YORK, NEW YORK                    10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

        Class                 Shares Outstanding                 Date
------------------------   ------------------------     -----------------------
Common, $1.00 par value         551,714,856                 October 31, 2001

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended               Nine Months Ended
                                                            September 30,                      September 30,
                                                            -------------                      -------------

                                                       2001                2000            2001               2000
                                                       ----                ----            ----               ----
Net sales                                            $  2,391.2         $  2,366.5      $   7,013.4         $   6,945.0
Cost of sales                                           1,072.0            1,073.0          3,155.8             3,159.4
                                                     ----------         ----------      -----------         -----------
Gross profit                                            1,319.2            1,293.5          3,857.6             3,785.6

Selling, general and administrative
    expenses                                              843.8              851.9          2,471.1             2,501.4
Interest expense                                           46.2               54.8            139.5               155.1
Interest income                                            (2.7)              (6.5)            (9.5)              (21.5)
                                                     ----------         ----------      -----------         -----------

Income before income taxes                                431.9              393.3          1,256.5             1,150.6
Provision for income taxes                                135.7              118.0            405.2               373.5
                                                     ----------         ----------      -----------         -----------

Net income                                           $    296.2         $    275.3      $     851.3         $     777.1
                                                     ==========         ==========      ===========         ===========

Earnings per common share:

     Basic                                           $      .52         $      .47      $      1.49         $      1.32
                                                     ==========         ==========      ===========         ===========

     Diluted                                         $      .49         $      .44      $      1.40         $      1.24
                                                     ==========         ==========      ===========         ===========

Dividends declared per common share                  $      .18         $      .16      $       .50         $       .47
                                                     ==========         ==========      ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                  September 30,    December 31,
                                                       2001           2000
                                                  -------------    ------------

Current assets:
     Cash and cash equivalents                    $     289.6      $     206.6
     Marketable securities                                2.7              5.9
     Receivables (net of allowances of
        $41.7 and $39.8)                              1,146.9          1,195.4
     Inventories                                        725.4            686.6
     Other current assets                               240.1            252.7
                                                  -----------      -----------
                                                      2,404.7          2,347.2

Property, plant and equipment:
     Cost                                             4,305.3          4,287.3
     Less:  Accumulated depreciation                  1,851.7          1,759.0
                                                  -----------      -----------
                                                      2,453.6          2,528.3

Goodwill and other intangible assets
     (net of accumulated amortization
     of $702.2 and $651.0)                            1,930.0          2,096.4
Other assets                                            334.5            280.4
                                                  -----------      -----------
                                                  $   7,122.8      $   7,252.3
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

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                 September 30,     December 31,
                                                    2001              2000
                                                --------------    --------------

Current liabilities:
     Notes and loans payable                     $    104.6        $    121.1
     Current portion of long-term debt                358.3             320.2
     Accounts payable                                 665.9             738.9
     Accrued income taxes                             199.6             163.7
     Other accruals                                   827.5             900.2
                                                 ----------        ----------
                                                    2,155.9           2,244.1

Long-term debt                                      3,083.3           2,536.9
Deferred income taxes                                 441.0             447.3
Other liabilities                                     634.3             555.9

Shareholders' equity:
     Preferred stock                                  343.5             354.1
     Common stock                                     732.9             732.9
     Additional paid-in capital                     1,109.5           1,144.9
     Retained earnings                              5,457.3           4,893.7
     Accumulated other comprehensive income        (1,461.5)         (1,269.7)
                                                 ----------        ----------
                                                    6,181.7           5,855.9
     Unearned compensation                           (345.3)           (344.4)
     Treasury stock, at cost                       (5,028.1)         (4,043.4)
                                                 ----------        ----------
                                                      808.3           1,468.1
                                                 ----------        ----------
                                                 $  7,122.8        $  7,252.3
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                              (Dollars in Millions)

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                     -----------------
                                                                        September 30,
                                                                        -------------
                                                                  2001                   2000
                                                               -----------           -----------
Operating Activities:
---------------------
Net income                                                     $    851.3            $    777.1
Adjustments to reconcile net income to net cash
       provided by operations:
    Restructured operations                                          (3.8)                 (6.1)
    Depreciation and amortization                                   250.2                 252.3
    Income taxes and other, net                                     120.9                 120.2
    Cash effects of changes in:
       Receivables                                                   27.8                 (98.8)
       Inventories                                                  (64.2)                  5.1
       Payables and accruals                                        (84.4)                 32.0
                                                               ----------           -----------
    Net cash provided by operating activities                     1,097.8               1,081.8

Investing Activities:
---------------------
Capital expenditures                                               (199.5)               (236.7)
Payments for acquisitions, net of cash acquired                     (10.2)                (49.5)
Proceeds from sale of marketable securities                           2.1                  22.9
Proceeds from sale of long-term investments                           4.6                 106.4
Other                                                               (50.5)                 (7.2)
                                                               ----------           -----------
    Net cash used for investing activities                         (253.5)               (164.1)

Financing Activities:
---------------------
Principal payments on debt                                         (195.8)               (660.2)
Proceeds from issuance of debt                                      762.1                 832.2
Payments to outside investors                                         -                  (113.9)
Purchase of common stock                                         (1,059.2)               (704.0)
Dividends paid                                                     (287.7)               (283.3)
Other                                                                21.0                  29.0
                                                               ----------           -----------
    Net cash used for financing activities                         (759.6)               (900.2)

Effect of exchange rate changes on
    cash and cash equivalents                                        (1.7)                 (6.2)
                                                               ----------           -----------
Net increase in cash and cash equivalents                            83.0                  11.3

Cash and cash equivalents at beginning of period                    206.6                 199.6
                                                               ----------           -----------
Cash and cash equivalents at end of period                     $    289.6            $    210.9
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

3.   Inventories by major classes were as follows:

                                                  September 30,   December 31,
                                                       2001           2000
                                                 ---------------  ------------

     Raw materials and supplies                     $   190.7       $   206.2
     Work-in-process                                     32.1            30.7
     Finished goods                                     502.6           449.7
                                                    ---------       ---------
                                                    $   725.4       $   686.6
                                                    =========       =========

4.   Earnings Per Share:

                                                              Three Months Ended
                                                              ------------------
                                           September 30, 2001                    September 30, 2000
                                      --------------------------------      --------------------------------
                                                                 Per                                   Per
                                         Income       Shares    Share         Income       Shares     Share
                                         ------       ------    -----         ------       ------     -----
Net income                              $  296.2                             $  275.3
Preferred dividends                         (5.8)                                (5.2)
                                        --------                             --------

   Basic EPS                               290.4       554.5    $.52            270.1       573.6       $.47
                                                                ====                                    ====

Stock options                                            8.4                                  8.9
ESOP conversion                              5.7        40.9                      4.9        42.4
                                        --------       -----                 --------      ------

   Diluted EPS                          $  296.1       603.8    $.49         $  275.0       624.9       $.44
                                        ========       =====    ====         ========      ======       ====

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

            (Dollars and Shares in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Nine Months Ended
                                                  -----------------

                               September 30, 2001                    September 30, 2000
                           -------------------------------      -------------------------------
                                                     Per                                   Per
                             Income       Shares    Share         Income       Shares     Share
                             ------       ------    -----         ------       ------     -----
Net income                  $  851.3                             $  777.1
Preferred dividends            (15.9)                               (15.6)
                            --------                             --------

   Basic EPS                   835.4       559.9    $1.49           761.5       576.1      $1.32
                                                    =====                                  =====

Stock options                                8.9                                 10.0
ESOP conversion                 15.6        41.2                     18.3        42.8
                            --------      ------                 --------      ------

   Diluted EPS              $  851.0       610.0    $1.40        $  779.8       628.9      $1.24
                            ========      ======    =====        ========      ======      =====


5.   Comprehensive income

     Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended September 30, 2001 and 2000 was $178.7 and $248.4, respectively. Total comprehensive income for the nine months ended September 30, 2001 and 2000 was $659.5 and $696.6, respectively. The difference from net income primarily consists of foreign currency translation. Comprehensive income in 2001 includes a charge to cumulative translation adjustment resulting from the devaluation of the Brazilian real which was, in effect, a write-down of foreign-currency denominated assets (primarily goodwill and property, plant and equipment). This will be accompanied by lower amortization and depreciation expense in future periods. Accumulated other comprehensive income, as reflected in the condensed consolidated balance sheets, primarily consists of cumulative foreign currency translation adjustments.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------


6.   Segment Information -

                                                 Three months ended                    Nine months ended
                                                     September 30,                      September 30,
                                                2001              2000              2001              2000
                                            ------------      ------------      ------------      -----------
     Net Sales
     North America                          $     617.4      $     597.5        $   1,782.1       $   1,712.8
     Latin America                                617.8            620.9            1,816.0           1,845.1
     Europe                                       483.6            483.8            1,419.4           1,426.2
     Asia/Africa                                  380.8            396.6            1,139.0           1,150.9
                                            -----------      -----------        -----------       -----------
     Total Oral, Personal and
        Household Care                          2,099.6          2,098.8            6,156.5           6,135.0
     Total Pet Nutrition                          291.6            267.7              856.9             810.0
                                            -----------      -----------        -----------       -----------
     Net Sales                              $   2,391.2      $   2,366.5        $   7,013.4       $   6,945.0
                                            ===========      ===========        ===========       ===========

     Earnings
     North America                          $     133.8      $     125.1        $     396.4       $     366.7
     Latin America                                175.0            151.7              498.3             437.4
     Europe                                        88.0             82.8              259.9             250.0
     Asia/Africa                                   44.0             51.0              148.7             144.6
                                            -----------      -----------        -----------       -----------
     Total Oral, Personal and
        Household Care                            440.8            410.6            1,303.3           1,198.7
     Total Pet Nutrition                           68.7             61.4              206.3             175.0
     Corporate overhead and other                 (34.1)           (30.4)            (123.1)            (89.5)
                                            -----------      -----------        -----------       -----------
     Earnings before interest and
       taxes                                      475.4            441.6            1,386.5           1,284.2
     Interest expense, net                        (43.5)           (48.3)            (130.0)           (133.6)
                                            -----------      -----------        -----------       -----------
     Income before income taxes             $     431.9      $     393.3        $   1,256.5       $   1,150.6
                                            ===========      ===========        ===========       ===========

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all future business combinations, SFAS 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets will continue to be amortized over their useful lives.

     The Company will adopt these statements effective January 1, 2002. The provisions to cease amortization of goodwill and indefinite life intangible assets are expected to increase net income, however, the Company is still quantifying the impact. Annual amortization expense related to goodwill and other intangible assets was $72 million in 2000 and is estimated to be approximately $69 million for 2001. During 2002, the Company will perform the required impairment tests of goodwill and indefinite life intangible assets as of January 1, 2002. It is management's preliminary assessment that an impairment charge, if any, upon adoption of SFAS 141 and 142 will not be material.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales reached $2,391.2 in the third quarter of 2001. Sales increased 2.0%, excluding divestments, as compared to the 2000 third quarter, reflecting unit volume gains of 5.5% offset by a decline in foreign currencies. Sales would have risen 5.0%, excluding the effect of foreign currency declines.

Third quarter sales in the Oral, Personal and Household Care segment, excluding divestments, were $2,099.6, up 1.0% from 2000 on volume growth of 5.0% offset by foreign currencies.

Colgate-North America sales grew 3.5% in the third quarter of 2001 to $617.4 on volume gains of 4.5%. Volume increases were attributable to the continued success of products in the Oral Care category such as Colgate Total plus Whitening toothpaste, Colgate 2in1 liquid toothpaste and mouthwash and the battery-powered Colgate Actibrush toothbrush. In the Personal Care category, the Softsoap Fruit Essentials and Softsoap Vitamins with Vitamin E shower gels and liquid hand soaps contributed to increased volume and market shares as well.

Colgate-Latin America sales increased 2.5% to $617.8 on volume gains of 7.5%, excluding divested businesses. Strong volume growth was seen in Mexico, Brazil, Colombia, Ecuador and Central America. The continued success of products such as Colgate Herbal and Colgate Triple Action toothpastes contributed to increased sales in the Oral Care category. In the Personal Care category, products such as Protex cream, Lady Speed Stick Dry Cream and Palmolive Kids bar soap contributed to volume gains. New products such as Fabuloso Paraiso Tropical liquid cleaner and Suavitel Apple Blossom scent fabric softener helped to increase sales and volume in the Household Surface Care category.

Colgate-Europe sales, excluding divestments, increased slightly to $483.6 as volume gains of 4.0% were negatively impacted by foreign currency. Excluding the impact of foreign currency, sales would have risen 4.0% largely due to volume increases in Italy, the United Kingdom, Spain, Switzerland, Greece and Russia. Oral Care market share growth within the region was generated by new introductions including the Colgate Total Plus Whitening and Colgate Herbal toothpastes. Contributing to growth in the Personal Care category were products such as Palmolive Vitamins with Vitamin E liquid hand soap and shower gel and Palmolive Aroma Therapy shower gel and bath foam. Recently introduced products such as Ajax Antibacterial All Purpose Cleaner wipes and Ajax Glass wipes helped to increase shares in the Household Surface Care category.

Colgate-Asia/Africa third quarter sales decreased 4.0% to $380.8 as volume gains of 4.0% were negatively impacted by foreign currencies. Volume growth was driven primarily by China, Malaysia, Australia and South Africa and was partially offset by volume declines in certain countries in Africa and the Middle East. Leadership in the Oral Care category strengthened throughout Asia, especially in China, driven by the success of products such as Colgate Herbal and Colgate Fresh Confidence toothpastes and Colgate Premier Ultra and Colgate Navigator toothbrushes. The region also experienced volume growth from new products such as Axion Spring Fresh dishwashing liquid and the Palmolive Fruit Essentials line of bar soap, liquid hand soap and shower gels.

Hill's Pet Nutrition sales increased 9.0% to $291.6 on unit volume gains of 8.0%. Hill's strengthened its domestic leadership in the specialty retail channel through effective in-store displays, strong advertising support and innovative new products such as Science Diet Oral Care, Science Diet Canine Small Bites Lite and Prescription Diet z/d anti-allergy formula. Hill's-International achieved strong volume growth across Europe, Latin America and Asia/South Pacific driven by successful new products including Science Diet Canine and Feline Sensitive Skin/Sensitive Stomach and Science Diet Feline Oral Care.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Sales in the Oral, Personal and Household Care segment, excluding divestments, for the nine months ended September 30, 2001 were $6,156.5, up 1.5% from the comparable period in 2000 as volume rose 5.5% partially offset by a decline in foreign currencies. Within this segment, Colgate-North America sales increased 4.0% on volume growth of 5.0%, Colgate-Latin America sales, excluding divested businesses, increased 1.5% on volume growth of 5.5%, Colgate-Europe sales, excluding divested businesses, slightly decreased on volume growth of 5.5% and Colgate-Asia/Africa sales decreased 1.0% on volume growth of 7.0%.

Worldwide gross profit margin for the third quarter of 2001 increased to 55.2% from 54.7% in 2000 as the Company continued to benefit from streamlining manufacturing costs, global sourcing and other cost reduction programs. Gross profit margin for the first nine months of 2001 increased to 55.0% from 54.5% in 2000.

Selling, general and administrative expenses as a percentage of sales decreased to 35.3% in the third quarter of 2001 from 36.0% in 2000, and decreased to 35.2% in the first nine months of 2001 from 36.0% for the comparable period in 2000, as a result of continued efficiencies and the impact of translation on local currency advertising costs. Additionally, some promotion spending (i.e. "360-degree advertising") has been shifted to programs that are reported as a reduction of sales.

Earnings before interest and taxes (EBIT) increased 8% to $475.4 in the 2001 third quarter, and reached a level of 19.9% of sales versus 18.7% in the third quarter of 2000. For the first nine months of 2001 EBIT increased 8% to $1,386.5, a level of 19.8% of sales as compared to 18.5% in 2000.

Interest expense, net of interest income, decreased to $43.5 in the 2001 third quarter as compared with $48.3 in 2000. For the first nine months of 2001, interest expense decreased to $130.0 as compared with $133.6 in 2000, primarily due to the effect of lower interest rates partially offset by higher debt levels in 2001.

The effective tax rate for the third quarter of 2001 was 31.4% compared to 30.0% in the third quarter of 2000. The effective rate for the first nine months of 2001 was 32.2% versus 32.5% for the same period in 2000. The 32.2% rate reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 2000 full year rate of 32.1%.

Net income for the third quarter of 2001 increased 8% to $296.2 or $0.49 per share on a diluted basis compared with $275.3 or $0.44 per share in the prior year. For the first nine months of 2001, net income increased 10% to $851.3 or $1.40 per share on a diluted basis compared with $777.1 or $1.24 per share in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations increased 1% to $1,097.8 in the first nine months of 2001 compared with $1,081.8 in the comparable period of 2000. Net cash from operations includes a non-recurring first quarter tax payment related to the sale of the Viva detergent brand in Mexico that occurred in the fourth quarter of 2000. Excluding the effect of this tax payment, net cash provided by operations increased by 4% over the prior period. At September 30, 2001, $716.5 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information regarding liquidity and capital resources.

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

                            COLGATE-PALMOLIVE COMPANY
                            -------------------------
                                  (Registrant)



                          Principal Financial Officer:

November 9, 2001         /s/      Stephen C. Patrick
                         ----------------------------------
                                  Stephen C. Patrick
                                Chief Financial Officer

                          Principal Accounting Officer:

November 9, 2001         /s/      Dennis J. Hickey
                         ----------------------------------
                                  Dennis J. Hickey
                                 Vice President and
                                Corporate Controller