Form 10-K
period 2001-12-31
COLGATE PALMOLIVE CO
filed 2002-03-20
CIK 21665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
   For the transition period from ______________ to ______________.

                         Commission File Number 1-644

                               -----------------


[LOGO] COLGATE-PALMOLIVE COMPANY
            (Exact name of registrant as specified in its charter)

                      DELAWARE                 13-1815595
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                300 Park Avenue, New              10022
                   York, New York
                (Address of principal          (Zip Code)
                 executive offices)

        Registrant's telephone number, including area code 212-310-2000
          Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------        ----------------
               $4.25 Preferred Stock,    New York Stock Exchange
                  without par value,
                 cumulative dividend

               Common Stock, $1.00 par   New York Stock Exchange
                         value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

   At February 28, 2002 the aggregate market value of stock held by non-affiliates was $30.7 billion. There were 548,974,068 shares of Common Stock outstanding as of February 28, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                      Documents            Form 10-K Reference
                      ---------            -------------------
                  Portions of Proxy        Part III, Items 10
                Statement for the 2002         through 13
                    Annual Meeting

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

  (c) Narrative Description of the Business

   The Company manages its business in two distinct product segments: Oral, Personal and Household Care, and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand in the U.S. and throughout many parts of the world. Colgate's Oral Care products include toothbrushes, toothpaste, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate 2in1 toothpaste and mouthwash, Colgate Total Plus Whitening, Colgate Herbal and Colgate Fresh Confidence toothpastes, and the Colgate Actibrush and Colgate Motion battery-powered toothbrushes.

   Colgate leads many segments of the Personal Care market with several products including bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants and shave products. Colgate is the market leader in liquid soaps in the U.S. and globally is the market leader in male deodorant sticks. Significant recent product launches in this segment include the Softsoap and Palmolive brands of body washes and liquid hand soaps such as Softsoap Fruit Essentials and Palmolive Vitamins shower gel and liquid hand soap, and Palmolive Aromatherapy shower gel and bath foam. Colgate also manufactures and markets Mennen underarm antiperspirants and deodorants and other men's toiletries.

   Colgate manufactures and markets a wide array of products for Household Care. Major products include Palmolive and Ajax dishwashing liquid and Fabuloso household cleansers. Colgate also markets other household names in cleaning and laundry products in the U.S. such as Fab, Ajax and Murphy's oil soap. In the Company's major markets outside the U.S., Colgate is number one in fabric conditioners with leading brands Suavitel in Latin America and Soupline in Europe. Significant recent product launches in this segment include Palmolive Spring Sensations dishwashing liquid, Ajax wipes and new variants of Ajax Fete des Fleurs cleaner.

   Sales of Oral, Personal, Household and Fabric Care products accounted for 34%, 24%, 16% and 13% of total worldwide sales in 2001, respectively. Geographically, Oral Care is a significant part of the Company's business in Asia/Africa, comprising approximately 51% of sales in that region for 2001. For more information regarding the Company's worldwide sales by product categories, refer to Note 1 of the Consolidated Financial Statements included herein.

   Colgate, through its Hill's Pet Nutrition subsidiary, is the world leader in specialty pet nutrition products for dogs and cats. Hill's markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs, and Prescription Diet for dogs and cats with disease conditions. Significant recent product launches in this segment include Science Diet Canine and Feline Oral Care, Prescription Diet Canine b/d formula that reduces the effects of canine brain aging, and Prescription Diet Canine and Feline z/d for allergic animals. Hill's sells its products in 80 countries and leads the premium pet food segment in North America, Japan and South Africa. Sales of Pet Nutrition products accounted for 13% of total worldwide sales in 2001.

Research and Development

   Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumers' personal and household care needs and pet nutrition needs. Company spending related to research and development activities was $184.9 million and $176.1 million during 2001 and 2000, respectively.

Distribution; Competition; Trademarks and Patents

   The Company's products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company's sales.

   Most raw materials are purchased from other companies and are available from several sources. Raw material commodities such as tallow and essential oils are subject to wide price variations. No single raw material represents a significant portion of the Company's total material requirements.

   The Company's products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company's competitors are larger and have greater resources than the Company. Product quality, brand recognition and acceptance and marketing capability largely determine success in the Company's business segments.

   Trademarks are considered to be of material importance to the Company's business. The Company follows a practice of seeking trademark protection by all available means in the United States and throughout the world where the Company's products are sold. Principal global trademarks include Colgate, Palmolive, Kolynos, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to several regional trademarks. These trademarks are of significant importance to the Company and its subsidiaries within their markets. The Company's rights in these trademarks endure for as long as they are used and registered. Although the Company owns a number of patents, no single patent is considered significant to the business as a whole.

Employees

   At year-end, the Company employed approximately 38,500 employees of which approximately 80% were located outside the United States.

Environmental Matters

   It is the Company's policy to fully comply with environmental rules and regulations. Capital expenditures for environmental control facilities totaled $27.0 million for 2001. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. For information regarding other environmental matters refer to Note 14 to the Consolidated Financial Statements included herein.

  (d) Financial Information About Foreign and Domestic Operations and Export
  Sales

   For information concerning geographic area financial data refer to the information set forth under the caption "Results of Operations" in Part II,
Item 7 of this report.

ITEM 2.  PROPERTIES

   The Company owns and leases a total of 295 manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is located in leased facilities at 300 Park Avenue, New York, New York.

   In the United States, the Company operates 46 facilities, of which 20 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Household Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Household Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Other research facilities are located in select overseas locations.

   Overseas, the Company operates 249 facilities, of which 90 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Household Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Malaysia, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world. In some areas outside the United States, products are either manufactured by independent contractors under Company specifications or are imported from the United States or elsewhere.

   All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3.  LEGAL PROCEEDINGS

   In 1995, the Company acquired the Kolynos oral care business from American Home Products, as described in the Company's Form 8-K dated January 10, 1995. On September 8, 1998, the Company's Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $110 million. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the "Council"), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously. In addition, in the course of monitoring the Central Bank proceeding, the Company learned recently that Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame. The Company understands that this examination involves hundreds and possibly thousands of other individuals and companies.

   In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company's Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment which has been determined, at the current exchange rate, to approximate $40 million. The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

   For information regarding other legal matters refer to Note 14 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following is a list of executive officers as of March 20, 2002:

                        Date First
                         Elected
       Name         Age  Officer                     Present Title
       ----         --- ----------                   -------------
Reuben Mark........ 63     1974    Chairman of the Board and Chief Executive Officer
William S. Shanahan 61     1983    President
Lois D. Juliber.... 53     1991    Chief Operating Officer
Javier G. Teruel... 51     1996    Chief Growth Officer
Ian M. Cook........ 49     1996    Executive Vice President
                                   President, Colgate-North America
Stephen C. Patrick. 52     1990    Chief Financial Officer
Andrew D. Hendry... 54     1991    Senior Vice President
                                   General Counsel and Secretary
Michael J. Tangney. 57     1993    Executive Vice President
                                   President, Colgate-Latin America
Robert J. Joy...... 55     1996    Senior Vice President
                                   Global Human Resources
Dennis J. Hickey... 53     1998    Vice President and
                                   Corporate Controller
Robert C. Wheeler.. 60     1991    Chief Executive Officer
                                   Hill's Pet Nutrition, Inc.
Steven R. Belasco.. 55     1991    Vice President
                                   Taxation and Real Estate
Susan J. Riley..... 43     2001    Vice President
                                   Treasurer
Ronald T. Martin... 53     2001    Vice President
                                   Global Business Practices and Public Affairs
Michele C. Mayes... 52     2001    Vice President
                                   Legal and Assistant Secretary
Peter D. McLeod.... 61     1984    Vice President
                                   Manufacturing Engineering Technology
Barrie M. Spelling. 58     1994    President
                                   Global Oral Care

   Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Susan J. Riley, who joined Colgate in January 2001 as Vice President of Financial Business Development and was elected to her current position effective July 2001. She previously served as the Chief Financial Officer of The Dial Corporation, where she worked from 1997 to 2000.

   Under the Company's By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified, or until they have resigned, retired or been removed by the affirmative vote of a majority of the board of directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

   Refer to the information regarding the market for the Company's common stock and the quarterly market price information appearing under the caption "Market and Dividend Information" included herein; the information under "Capital Stock and Stock Compensation Plans" in Note 5 to the Consolidated Financial Statements; and the "Number of shareholders of record" and "Cash dividends declared and paid per common share" under the caption "Historical Financial Summary" included herein.

ITEM 6.  SELECTED FINANCIAL DATA

   Refer to the information set forth under the caption "Historical Financial Summary".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations


                                                                2001     2000     1999
                                                              -------- -------- --------
Worldwide Net Sales by Business Segment and Geographic Region
Oral, Personal and Household Care
   North America/(1)/........................................ $2,390.2 $2,310.0 $2,143.7
   Latin America.............................................  2,443.3  2,507.5  2,356.7
   Europe....................................................  1,902.1  1,890.1  2,028.8
   Asia/Africa...............................................  1,512.9  1,532.0  1,519.7
                                                              -------- -------- --------
Total Oral, Personal and Household Care......................  8,248.5  8,239.6  8,048.9
Total Pet Nutrition/(2)/.....................................  1,179.3  1,118.3  1,069.3
                                                              -------- -------- --------
   Total Net Sales........................................... $9,427.8 $9,357.9 $9,118.2
                                                              ======== ======== ========

--------
/(1)/ Net sales in the United States for Oral, Personal and Household Care were
      $2,097.9, $2,025.7 and $1,880.8 in 2001, 2000 and 1999, respectively.
/(2)/ Net sales in the United States for Pet Nutrition were $790.2, $736.0 and
      $709.2 in 2001, 2000 and 1999, respectively.

Net Sales and Earnings Before Interest and Taxes (EBIT)

   Worldwide net sales increased 1.5%, excluding divestments, to $9,427.8 in 2001 on volume growth of 5.0%. Net sales would have grown 5.5% excluding foreign currency translation. Net sales in the Oral, Personal and Household Care segment increased 1.0%, excluding divestments, on 5.0% volume growth, while net sales and volume in Pet Nutrition increased by 5.5%. In 2000, worldwide net sales increased 2.5% to $9,357.9 on volume growth of 6.0%, reflecting the negative impact of foreign currency translation.

   EBIT rose from $1,740.5 in 2000 to $1,834.8 in 2001. The 5% increase reflected the Company's strong volume growth and cost-control initiatives that were effective in increasing margins. EBIT increased 11% in 2000 to $1,740.5 from $1,566.2 in 1999.

Gross Profit

   Gross profit margin increased to 55.1%, above both the 2000 level of 54.4% and the 1999 level of 53.7%. This favorable trend reflects the Company's financial strategy to improve all aspects of its supply chain through global sourcing and other cost-reduction initiatives, as well as its emphasis on higher margin products.

(Dollars in Millions Except Per Share Amounts)


Selling, General and Administrative Expenses

   Selling, general and administrative expenses as a percentage of sales were 34.6% in 2001, 35.3% in 2000 and 35.7% in 1999. The overall spending as a percentage of sales continued to decline as a result of the Company's ongoing focus on overhead reduction and the effect of translation on local currency costs.

Media and Other Advertising

   Included in selling, general and administrative expenses is media spending of $509.0, $550.9 and $575.6 in 2001, 2000 and 1999, respectively. The trend in media spending reflects both lower media pricing and the negative impact of exchange. Total advertising support, including media, promotion and other consumer and trade incentives which reduce reported sales, has increased in each of the years presented.

Other Expense, Net

   Other expense, net, consists principally of amortization of goodwill and other intangible assets, minority interest in earnings of less-than-100%-owned consolidated subsidiaries, earnings from equity investments, gains on sale of non-core product lines, and other miscellaneous gains and losses. Other expense, net, increased in 2001 from $52.3 to $94.5 with $27.0 of the increase resulting from unrealized losses on foreign currency contracts in 2001 of $11.6 as compared with unrealized gains of $15.4 in 2000. These contracts are an economic hedge of certain foreign currency debt but do not qualify for hedge accounting.

   During 2000, the Company incurred charges of $92.7 ($61.2 aftertax), including a restructuring charge related to the realignment of certain manufacturing operations and the exiting of our business in Nigeria. Also included were gains of $102.0 ($60.9 aftertax) recorded on the sale of real estate and the sale of the Viva detergent brand in Mexico.

                                                               2001      2000      1999
                                                             --------  --------  --------
Worldwide Earnings by Business Segment and Geographic Region
Oral, Personal and Household Care
   North America............................................ $  511.6  $  482.4  $  413.0
   Latin America............................................    668.2     603.1     535.7
   Europe...................................................    342.6     320.0     342.0
   Asia/Africa..............................................    195.9     194.0     166.7
                                                             --------  --------  --------
Total Oral, Personal and Household Care.....................  1,718.3   1,599.5   1,457.4
Total Pet Nutrition.........................................    282.1     243.5     219.9
Corporate Overhead and Other................................   (165.6)   (102.5)   (111.1)
                                                             --------  --------  --------
Earnings Before Interest and Taxes..........................  1,834.8   1,740.5   1,566.2
Interest Expense, Net.......................................   (166.1)   (173.3)   (171.6)
                                                             --------  --------  --------
Income Before Income Taxes.................................. $1,668.7  $1,567.2  $1,394.6
                                                             ========  ========  ========

Segment Results

  North America

   North America net sales grew 3.5% to $2,390.2 on volume gains of 4.5%. Volume increases were led by the strength of recently introduced products in all core categories. In the Oral Care category, recently introduced products such as Colgate Total Plus Whitening toothpaste, Colgate 2in1 toothpaste and mouthwash and Colgate Motion battery-powered toothbrush contributed to increased volumes and market share. The Personal Care category experienced incremental market share driven by volume gains from recently introduced products such as the Softsoap Fruit Essentials and Softsoap Vitamins with vitamin E shower gels and liquid hand soaps, and the Mennen Speed Stick Power of Nature deodorants. The Household Care category had increased volumes from products such as Palmolive Spring Sensations dishwashing liquid and Suavitel fabric conditioner. In 2000, North America achieved overall sales growth of 8.5%, excluding divestments, to $2,310.0 on volume growth of 7.5%.

(Dollars in Millions Except Per Share Amounts)


   EBIT in North America grew 6% to $511.6 as a result of volume gains and efficiencies in advertising spending. EBIT in 2000 increased 17% to $482.4.

  Latin America

   Net sales in Latin America increased slightly, excluding divestments, to $2,443.3 on 5.0% volume growth offset by foreign currency weaknesses. Mexico, Brazil, Venezuela, Ecuador and Central America achieved the strongest volume gains in the region. Recently launched products including Colgate Herbal, Colgate Fresh Confidence and Colgate Triple Action toothpastes contributed to increased volumes and market share in the Oral Care category throughout the region. Other products contributing to volume gains in the region were Lady Speed Stick Ultra Dry deodorant, Palmolive Naturals and Caprice shampoos, Axion Spring Sensations dishwashing liquid and Suavitel Fresca Primavera fabric conditioner in the Personal and Household Care categories. In 2000, Latin America net sales increased 6.5% to $2,507.5 on 5.5% volume growth.

   EBIT in Latin America increased 11% to $668.2 as a result of volume gains, higher gross profit margins, continued efforts to contain costs and efficiencies in advertising spending. EBIT in 2000 grew 13% to $603.1.

  Europe

   Net sales in Europe increased 1.0%, excluding divestments, to $1,902.1 as unit volume gains of 5.5% were partially offset by the weakened euro. Germany, the United Kingdom, Greece and Russia achieved the strongest volume gains in the region. Recent product launches including Colgate Herbal and Colgate Total Plus Whitening toothpastes and the Colgate Actibrush Bzzz for kids battery-powered toothbrush contributed to regional volume growth in the Oral Care category. In the Personal and Household Care categories, new products such as Palmolive Aromatherapy shower gel and bath foam, Palmolive Vitamins shower gel and liquid hand soap and Ajax wipes contributed to increased volumes and market share. In 2000, Europe net sales declined 7.0% to $1,890.1, due primarily to the weakened euro, while volume grew 4.0%.

   EBIT in Europe increased 7% to $342.6 due to volume gains and higher gross profit margins. EBIT in 2000 declined 6% to $320.0 as a result of foreign currency weakness.

  Asia/Africa

   Net sales in Asia/Africa decreased 1.0% to $1,512.9 as volume gains of 6.0% were offset by foreign currency weakness. China, Australia, Malaysia, Thailand and South Africa achieved the strongest volume gains in the region. Recent product launches including Colgate Fresh Confidence, Colgate Herbal and Colgate Triple Action toothpastes contributed to volume gains in the Oral Care category. In the Personal and Household Care categories, recently introduced products such as the Palmolive Fruit Essentials line of bar soap, liquid hand soap and shower gels, Axion Orange Fantasy dishwashing paste and Softlan fabric conditioner helped to drive volume growth in the region. In 2000, net sales in Asia/Africa increased 1.5%, excluding divestments, to $1,532.0 as volume increased 7.5%.

   EBIT grew 1% in Asia/Africa to $195.9 driven by increased volumes and higher gross profit margins. EBIT in 2000 grew 16% to $194.0.

  Pet Nutrition

   Net sales for Hill's Pet Nutrition increased 5.5% to $1,179.3 on 5.5% volume growth. North American sales increased due to the introduction of innovative new products including Science Diet Canine and Feline Oral Care, Science Diet Canine Small Bites and Prescription Diet Canine b/d, a clinically proven product that reduces the effects of canine brain aging. Hill's also experienced strong volume growth in Europe, South Pacific and Latin America driven by new products such as Science Diet Canine and Feline Oral Care and Prescription Diet Canine and Feline z/d anti-allergy formula. In 2000, net sales for the Pet Nutrition segment increased 4.5% to $1,118.3 on 5.5% volume gains.

   EBIT in Pet Nutrition grew 16% to $282.1 driven by increased volumes, higher gross profit margins and the continued focus on reducing overhead. EBIT in 2000 increased 11% to $243.5.

(Dollars in Millions Except Per Share Amounts)

Interest Expense, Net

   Interest expense, net, was $166.1 compared with $173.3 in 2000 and $171.6 in 1999. The decrease in net interest expense in 2001 reflected lower interest rates partially offset by increased average debt levels related to share repurchases during the year.

Income Taxes

   The effective tax rate on income was 31.3% in 2001 versus 32.1% in 2000 and 32.8% in 1999. Global tax planning strategies, including the realization of foreign tax credits and incentives, benefited the effective tax rate in all three years presented.

Net Income

   Net income was $1,146.6 in 2001 or $1.89 per share on a diluted basis compared with $1,063.8 in 2000 or $1.70 per share and $937.3 in 1999 or $1.47 per share.

                                                 2001     2000     1999
                                               -------- -------- --------
       Identifiable Assets
       Oral, Personal and Household Care
          North America....................... $2,063.6 $2,122.8 $2,076.5
          Latin America.......................  1,979.9  2,091.3  2,151.4
          Europe..............................  1,263.6  1,369.4  1,469.1
          Asia/Africa.........................    942.7  1,013.0  1,061.3
                                               -------- -------- --------
       Total Oral, Personal and Household Care  6,249.8  6,596.5  6,758.3
       Total Pet Nutrition....................    497.6    478.5    476.1
       Total Corporate........................    237.4    177.3    188.7
                                               -------- -------- --------
       Total Identifiable Assets/(1)/......... $6,984.8 $7,252.3 $7,423.1
                                               ======== ======== ========

--------
/(1)/ Long-lived assets in the United States, primarily property, plant and equipment and goodwill and other intangibles, represented approximately one-third of total long-lived assets of $4,667.1, $4,813.3 and $4,952.3 in 2001, 2000 and 1999, respectively.

(Dollars in Millions Except Per Share Amounts)


Liquidity and Capital Resources

   Net cash provided by operations increased 4% to $1,599.6 compared with $1,536.2 in 2000 and $1,292.7 in 1999. The increase reflects the Company's improved profitability and working capital management partially offset by higher cash taxes. In prior years, cash taxes were reduced by certain tax credits that have been fully utilized. Cash generated from operations was used to fund capital spending, increase dividends and repurchase common shares.

                                                       2001   2000   1999
                                                      ------ ------ ------
      Capital Expenditures
         North America............................... $ 69.5 $ 91.8 $ 97.6
         Latin America...............................  116.6  121.3  118.2
         Europe......................................   33.3   41.7   60.8
         Asia/Africa.................................   36.5   45.8   57.0
                                                      ------ ------ ------
      Total Oral, Personal and Household Care........  255.9  300.6  333.6
      Total Pet Nutrition............................   37.0   29.2   21.1
      Total Corporate................................   47.3   36.8   18.1
                                                      ------ ------ ------
             Total Capital Expenditures.............. $340.2 $366.6 $372.8
                                                      ====== ====== ======
      Depreciation and Amortization
         North America............................... $101.1 $ 99.3 $ 97.4
         Latin America...............................   71.0   74.9   69.0
         Europe......................................   64.9   67.8   75.9
         Asia/Africa.................................   47.8   47.0   46.6
                                                      ------ ------ ------
      Total Oral, Personal and Household Care........  284.8  289.0  288.9
      Total Pet Nutrition............................   28.1   30.6   32.5
      Total Corporate................................   23.3   18.2   18.8
                                                      ------ ------ ------
             Total Depreciation and Amortization..... $336.2 $337.8 $340.2
                                                      ====== ====== ======

   Capital expenditures were 4% of net sales for 2001, 2000 and 1999. Capital spending continues to be focused primarily on projects that yield high aftertax returns. Capital expenditures for 2002 are expected to continue at the current rate of approximately 4% of net sales.

   Other investing activities in 2001, 2000 and 1999 included strategic acquisitions and divestitures around the world. There were no significant acquisitions in 2001. The aggregate purchase price of all 2000 and 1999 acquisitions was $64.9 and $46.4, respectively. Certain detergent product lines in Central America were sold in 2001, the Mexico Viva detergent brand was sold in 2000 and the U.S. Baby Magic brand was sold in 1999. The aggregate sale price of all 2001, 2000 and 1999 sales of brands was $12.5, $102.5 and $94.7, respectively.

   During 2001, long-term debt increased to $3,137.5 from $2,857.1 and total debt increased to $3,239.1 from $2,978.2 primarily due to increased share repurchases. The Company's long-term debt rating was upgraded in 2001 to AA- by Standard & Poor's and Aa3 by Moody's.

   As of December 31, 2001 and 2000, $605.8 and $436.1, respectively, of domestic and foreign commercial paper was outstanding. These borrowings carry a Standard & Poor's rating of A1+ and a Moody's rating of P1. The commercial paper is classified as long-term debt at December 31, 2001, as it is the Company's intent and ability to refinance such obligations on a long-term basis.

(Dollars in Millions Except Per Share Amounts)

   In 1993, the Company formed a financing subsidiary with outside equity investors that purchases the Company's receivables. The Company consolidates this entity, including such receivables, and reports the amounts invested by outside investors as a minority interest. The purpose of this arrangement is to provide the Company access to low cost sources of capital. During 2000 this subsidiary ceased operations resulting in a cash payment of $113.9 to the outside investors. In the fourth quarter of 2001, the subsidiary resumed operations with funding of $89.7 from outside investors.

   The Company repurchases common shares in open market and private transactions for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 2001 were 21.7 million shares, with a total purchase price of $1,230.2. In 2000, 19.1 million shares were repurchased, with a total purchase price of $1,040.6.

   Dividend payments were $396.7, up from $382.4 in 2000 and $366.0 in 1999. Common stock dividend payments increased to $.68 per share in 2001 from $.63 per share in 2000 and $.59 per share in 1999. The Series B Preference Stock dividend payments were increased to $5.40 per share in 2001 from $5.04 per share in 2000 and $4.96 in 1999.

   Internally generated cash flows are adequate to support currently planned business operations, acquisitions and capital expenditures. Free cash flow (defined as cash generated by the business after capital expenditures and dividend payments but before acquisitions, divestitures and share repurchases) was $862.7 and $787.2 in 2001 and 2000, respectively, and provides the Company with flexibility for further investments and/or financing. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks and access to financial markets worldwide. At December 31, 2001, unused lines of credit amounted to $1,370.5 and the Company had $1,351.4 available under a shelf registration filed in 2001. Significant acquisitions would require external financing.

   The following represents the scheduled maturities of the Company's long-term contractual obligations as of December 31, 2001.

                                                       Payments Due by Period
                                         ---------------------------------------------------
                                                  Less than                         After 5
                                          Total    1 Year       1-3 Years 4-5 Years  Years
                                         -------- ---------     --------- --------- --------
Long-term debt including current portion $3,137.5 $  931.3/(1)/ $  919.9   $338.2   $  948.1
Operating leases........................    407.8     71.9         115.5     94.5      125.9
Unconditional purchase obligations......    156.4     96.4          33.0     27.0         --
                                         -------- --------      --------   ------   --------
   Total................................ $3,701.7 $1,099.6      $1,068.4   $459.7   $1,074.0
                                         ======== ========      ========   ======   ========

--------
/(1)/ Long-term debt due within 1 year includes $605.8 of commercial paper that has been classified as long-term debt as of December 31, 2001, as the Company has the intent and ability to refinance such obligations on a long-term basis.

   The Company does not have any off-balance sheet financing or unconsolidated special purpose entities. The Company's treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes. The valuation of financial instruments that are marked to market are based upon independent third-party sources including quoted market prices.

   The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business as more fully discussed in Note 14 to the Consolidated Financial Statements. Management proactively reviews and manages its exposure to, and the impact of, environmental matters. While it is possible that the Company's cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of

(Dollars in Millions Except Per Share Amounts)

such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company's financial position or ongoing cash flows and results of operations.

Restructuring Reserves

   In December 2000, the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of our business in Nigeria. The charge recorded included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. The restructuring was completed in 2001 with a final payment of $7.2 representing termination costs for 979 employees.

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

   The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. The Company manages the volatility relating to these exposures on a consolidated basis by utilizing a number of techniques, including working capital management, selective borrowings in local currencies and entering into certain derivative instrument transactions in accordance with the Company's treasury and risk management policies.

   The Company operates in over 200 countries and territories and is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. dollar. The major foreign currency exposures involve the markets in the European Union, Mexico and Brazil, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company actively monitors its foreign currency exposures in these markets and has been able to substantially offset the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, foreign currency hedging activities and selling price increases. The Company primarily utilizes forward exchange and currency swap contracts to hedge portions of its exposures relating to foreign currency purchases and assets and liabilities created in the normal course of business. From time to time, the Company hedges certain of its forecasted foreign currency purchases using foreign currency forward contracts with durations no greater than 18 months.

   The Company utilizes interest rate swaps and debt issuances to manage its targeted mix of fixed and floating rate debt and to minimize significant fluctuations in earnings and cash flows that may result from interest rate volatility.

   The Company is exposed to price volatility related to raw materials used in production. The Company uses futures and option contracts on a limited basis to manage volatility related to anticipated raw material inventory purchases. The results of the Company's commodity hedging activity is not material.

   The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher. In addition, if all these counterparties did not perform, the Company's risk of credit loss would not be material.

Value at Risk

   The Company's risk management procedures include the monitoring of interest rate and foreign exchange exposures and the Company's offsetting hedge positions utilizing statistical analyses of cash flows, market value, sensitivity analysis and value-at-risk estimations. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. The Company utilizes a Value-at-Risk (VAR) model and an Earnings-at-Risk (EAR) model that are intended to measure the maximum potential loss in its interest rate and foreign exchange financial instruments assuming adverse market conditions occur, given a 95% confidence level. The models utilize a variance/covariance modeling technique. Historical interest rates and foreign exchange rates from the preceding year are used to estimate the volatility and correlation of future rates.

(Dollars in Millions Except Per Share Amounts)


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

   For information regarding the Company's accounting policies for financial instruments and a description of financial instrument activities, refer to Note 2 and Note 11 to the Consolidated Financial Statements.

Accounting Changes

   The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF) recently reached consensus on topics relating to the classification of various types of sales incentives and promotional expenses. The Company will adopt the new accounting requirements effective January 1, 2002. The impact of the new accounting will result in the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to either a reduction of net sales or an increase of cost of sales, but will have no impact on the Company's financial position or net income. Based on historical information, annual net sales as currently reported for 2001 and 2000 will be reduced by approximately 4% with a corresponding reduction in selling, general and administrative expenses. The impact on annual cost of sales as currently reported is not material. In our 2002 Consolidated Financial Statements, all comparative periods will be reclassified to conform to the new requirements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all future business combinations, SFAS 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets, such as the Company's global brands, are no longer amortized but will be subject to annual impairment tests. Finite life intangible assets such as non-compete agreements will continue to be amortized over their useful lives.

   The Company will adopt these statements effective January 1, 2002. As a result, the Company will cease amortization of goodwill and indefinite life intangible assets, which is expected to increase income before income taxes by approximately $50.0 and net income by approximately $40.0. Annual amortization expense related to goodwill and other intangible assets was $68.0, $72.1 and $75.6 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2002, the Company will perform the required transitional impairment tests of goodwill and indefinite life intangible assets. It is management's preliminary assessment that a transitional impairment charge, if any, will not be material.

Accounting Policies and Use of Estimates

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include pension and health care cost assumptions and legal and tax contingency reserves. Actual results could ultimately differ from those estimates.

   In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. The Company's more significant policies where alternative methods are available include the accounting for stock options (refer to Note 5 to the Consolidated Financial Statements for further information) and inventories (LIFO/FIFO). For more information on the Company's accounting policies, refer to the Notes to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)


Outlook

   Looking forward into 2002, the Company is well positioned for continued growth in most of its markets. However, the Company operates in a highly competitive global marketplace that is experiencing increased trade concentration. In addition, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic uncertainty in some countries in Latin America and changes in the value of the euro may impact the overall results of Latin America and Europe.

   The Company expects the continued success of Colgate toothpaste, using patented and proprietary technology, to bolster worldwide Oral Care leadership and expects new products in Oral Care and other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 2002 market conditions to be materially different from those experienced in 2001 and the Company expects its positive momentum to continue. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries, and therefore the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate's continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

Cautionary Statement on Forward-Looking Statements


   From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost reduction plans and new product introductions among other matters. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in the Company's forward-looking statements. The following are some of the factors that could cause actual results to differ materially from forward-looking statements:

      (1) Global Economic Conditions. The Company operates on a global basis, with approximately 70% of its net sales coming from operations outside the U.S. The Company is subject to the full range of economic risks, including those associated with international operations, such as economic recession, inflation, access to capital markets and related costs, movements in currency exchange rates and interest rates, trade restrictions, tax law changes, political and legal instability, the imposition of trade restrictions and similar factors beyond the control of the Company.

      (2) Competition. The Company faces vigorous competition from multinational consumer product companies throughout the world with the same or greater resources than the Company. Such competition is based on pricing of products, promotional activities, advertising, new product introductions, electronic commerce initiatives and other activities of competitors, the timing and scale of which cannot be foreseen by the Company. The Company's ability to compete also depends on the strength of its brands, its ability to attract and retain key talent and its ability to protect its patent, trademark and trade dress rights and to defend against related challenges brought by competitors.

      (3) Retail Trade. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, electronic data transmission requirements and other conditions. With the growing trend towards retail trade consolidation, especially in developed markets such as the United States and Europe, the Company is increasingly dependent on key retailers, and these retailers have increasingly greater bargaining strength. In addition, private label brands sold by retail trade chains are becoming a source of competition for the Company.

(Dollars in Millions Except Per Share Amounts)


      (4) Products. The Company's growth depends on the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the continued success of existing products. In addition, the Company's ability to create new products and line extensions and to sustain existing products is affected by its ability to develop technological innovations, to receive and maintain necessary patent and trademark protection and regulatory approvals and to anticipate successfully consumer needs and preferences.

      (5) Cost Pressures. The Company's ability to manage its cost structure can be adversely affected by movements in raw material prices and by unanticipated delays or difficulties in achieving cost efficiencies in manufacturing and distribution. In addition, the Company's move to global suppliers, to achieve cost reductions and simplify its business, has resulted in an increasing dependence on key suppliers.

      (6) Manufacturing. As a company engaged in manufacturing on a global scale, the Company is subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, loss or impairment of key manufacturing sites, product quality and safety issues, natural disasters and other external factors over which the Company has no control.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Managing Foreign Currency, Interest Rate and Commodity Price Exposure" which is located on page 12 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See the "Index to Financial Statements" which is located on page 19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth in the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) Security ownership of management set forth in the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

   (b) There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(Dollars in Millions Except Per Share Amounts)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth in the Proxy Statement for the 2002 Annual Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules

   See the "Index to Financial Statements" which is located on page 19 of this report.

(b) Exhibits. See the exhibit index which begins on page 46 of this report.

(c) Reports on Form 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COLGATE-PALMOLIVE COMPANY
                                               (Registrant)

                                          By:          /s/  REUBEN MARK
                                             ----------------------------------
                                                      Reuben Mark
                                                 Chairman of the Board
                                              and Chief Executive Officer

Date: March 20, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer

                /s/  REUBEN MARK
--------------------------------------
                   Reuben Mark
              Chairman of the Board
           and Chief Executive Officer

(b) Principal Financial Officer

             /s/  STEPHEN C. PATRICK
--------------------------------------
               Stephen C. Patrick
             Chief Financial Officer
(c) Principal Accounting Officer

              /s/  DENNIS J. HICKEY
--------------------------------------
                Dennis J. Hickey
               Vice President and
              Corporate Controller

(d) Directors:

Jill K. Conway, Ronald E. Ferguson,
Carlos M. Gutierrez, Ellen M. Hancock,
David W. Johnson, Richard J. Kogan,
Delano E. Lewis, Reuben Mark,
Howard B. Wentz, Jr.

              /s/  ANDREW D. HENDRY
--------------------------------------
                Andrew D. Hendry
               as Attorney-in-Fact

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   FORM 10-K

                             FINANCIAL STATEMENTS
                     For The Year Ended December 31, 2001

                           COLGATE-PALMOLIVE COMPANY

                           NEW YORK, NEW YORK 10022

                         Index to Financial Statements

                                                                       Page
                                                                       ----
    Financial Statements

    Consolidated Statements of Income for the years
      ended December 31, 2001, 2000, and 1999.........................  20

    Consolidated Balance Sheets at December 31, 2001 and 2000.........  21

    Consolidated Statements of Retained Earnings, Comprehensive Income
      and Changes in Capital Accounts for the years ended
      December 31, 2001, 2000 and 1999................................  22

    Consolidated Statements of Cash Flows for the years
      ended December 31, 2001, 2000 and 1999..........................  23

    Notes to Consolidated Financial Statements........................  24

    Market and Dividend Information...................................  40

    Financial Statement Schedules for the years ended
      December 31, 2001, 2000 and 1999:

    Schedule II--Valuation and Qualifying Accounts....................  41

    Report of Independent Public Accountants..........................  44

    Selected Financial Data

    Historical Financial Summary......................................  45

   All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

                           COLGATE-PALMOLIVE COMPANY

                       Consolidated Statements of Income

                (Dollars in Millions Except Per Share Amounts)

                                                   2001     2000     1999
                                                 -------- -------- --------
    Net sales................................... $9,427.8 $9,357.9 $9,118.2
    Cost of sales...............................  4,236.9  4,265.5  4,224.0
                                                 -------- -------- --------
       Gross profit.............................  5,190.9  5,092.4  4,894.2
    Selling, general and administrative expenses  3,261.6  3,299.6  3,254.4
    Other expense, net..........................     94.5     52.3     73.6
    Interest expense, net.......................    166.1    173.3    171.6
                                                 -------- -------- --------
    Income before income taxes..................  1,668.7  1,567.2  1,394.6
    Provision for income taxes..................    522.1    503.4    457.3
                                                 -------- -------- --------
       Net income............................... $1,146.6 $1,063.8 $  937.3
                                                 ======== ======== ========
    Earnings per common share, basic............ $   2.02 $   1.81 $   1.57
                                                 ======== ======== ========
    Earnings per common share, diluted.......... $   1.89 $   1.70 $   1.47
                                                 ======== ======== ========


                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                          Consolidated Balance Sheets

                (Dollars in Millions Except Per Share Amounts)

                                                                               2001       2000
                                                                             ---------  ---------
Assets
Current Assets
   Cash and cash equivalents................................................ $   172.7  $   206.6
   Receivables (less allowances of $45.6 and $39.8, respectively)...........   1,124.9    1,195.4
   Inventories..............................................................     677.0      686.6
   Other current assets.....................................................     228.8      258.6
                                                                             ---------  ---------
       Total current assets.................................................   2,203.4    2,347.2
 Property, plant and equipment, net.........................................   2,513.5    2,528.3
 Goodwill and other intangibles, net........................................   1,904.0    2,096.4
 Other assets...............................................................     363.9      280.4
                                                                             ---------  ---------
                                                                             $ 6,984.8  $ 7,252.3
                                                                             =========  =========
Liabilities and Shareholders' Equity
Current Liabilities
   Notes and loans payable.................................................. $   101.6  $   121.1
   Current portion of long-term debt........................................     325.5      320.2
   Accounts payable.........................................................     678.1      738.9
   Accrued income taxes.....................................................     195.0      163.7
   Other accruals...........................................................     823.3      900.2
                                                                             ---------  ---------
       Total current liabilities............................................   2,123.5    2,244.1

Long-term debt..............................................................   2,812.0    2,536.9
Deferred income taxes.......................................................     480.6      447.3
Other liabilities...........................................................     722.3      555.9

Shareholders' Equity
   Preferred stock..........................................................     341.3      354.1
   Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180
     shares issued).........................................................     732.9      732.9
   Additional paid-in capital...............................................   1,168.7    1,144.9
   Retained earnings........................................................   5,643.6    4,893.7
   Accumulated other comprehensive income...................................  (1,491.2)  (1,269.7)
                                                                             ---------  ---------
                                                                               6,395.3    5,855.9
   Unearned compensation....................................................    (345.4)    (344.4)
   Treasury stock, at cost..................................................  (5,203.5)  (4,043.4)
                                                                             ---------  ---------
       Total shareholders' equity...........................................     846.4    1,468.1
                                                                             ---------  ---------
                                                                             $ 6,984.8  $ 7,252.3
                                                                             =========  =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes
                              in Capital Accounts

                (Dollars in Millions Except Per Share Amounts)


                                   Common Shares    Additional    Treasury Shares                Accumulated   Compre-
                                -------------------  Paid-in   ---------------------  Retained  Other Compre-  hensive
                                  Shares     Amount  Capital     Shares      Amount   Earnings  hensive Income Income
                                -----------  ------ ---------- -----------  --------  --------  -------------- --------
Balance, January 1, 1999....... 585,419,480  $732.9  $  824.6  147,433,700  $2,333.8  $3,641.0    $  (799.8)
Net income.....................                                                          937.3                 $  937.3
Other comprehensive income:
  Cumulative translation
   adjustment..................                                                                      (336.4)     (336.4)
                                                                                                               --------
Total comprehensive income.....                                                                                $  600.9
                                                                                                               ========
Dividends declared:
  Series B Convertible
   Preference Stock, net of
   income taxes................                                                          (20.5)
  Preferred stock..............                                                            (.5)
  Common stock.................                                                         (345.0)
Shares issued for stock options   6,894,907             128.0   (6,894,907)    132.5
Treasury stock acquired........ (12,849,744)                    12,849,744     624.4
Other..........................    (601,597)            110.6      611,087     (34.3)
                                -----------  ------  --------  -----------  --------  --------    ---------
Balance, December 31, 1999..... 578,863,046  $732.9  $1,063.2  153,999,624  $3,056.4  $4,212.3    $(1,136.2)
                                -----------  ------  --------  -----------  --------  --------    ---------
Net income.....................                                                        1,063.8                 $1,063.8
Other comprehensive income:....
  Cumulative translation
   adjustment..................                                                                      (133.5)     (133.5)
                                                                                                               --------
Total comprehensive income.....                                                                                $  930.3
                                                                                                               ========
Dividends declared:
  Series B Convertible
   Preference Stock, net of
   income taxes................                                                          (20.3)
  Preferred stock..............                                                            (.4)
  Common stock.................                                                         (361.7)
Shares issued for stock options   4,796,186              96.7   (4,796,186)     54.3
Treasury stock acquired........ (19,099,681)                    19,099,681   1,040.6
Other..........................   2,096,323             (15.0)  (2,084,163)   (107.9)
                                -----------  ------  --------  -----------  --------  --------    ---------
Balance, December 31, 2000..... 566,655,874  $732.9  $1,144.9  166,218,956  $4,043.4  $4,893.7    $(1,269.7)
                                -----------  ------  --------  -----------  --------  --------    ---------
Net income.....................                                                        1,146.6                 $1,146.6
Other comprehensive income:
Cumulative translation
 adjustment....................                                                                      (198.5)     (198.5)
Other..........................                                                                       (23.0)      (23.0)
                                                                                                               --------
Total comprehensive income.....                                                                                $  925.1
                                                                                                               ========
Dividends declared:
  Series B Convertible
   Preference Stock, net of
   income taxes................                                                          (21.3)
  Preferred stock..............                                                            (.4)
  Common stock.................                                                         (375.0)
Shares issued for stock options   2,705,887              62.4   (2,705,887)     20.5
Treasury stock acquired........ (21,662,879)                    21,662,879   1,230.2
Other..........................   3,023,451             (38.6)  (3,023,261)    (90.6)
                                -----------  ------  --------  -----------  --------  --------    ---------
Balance, December 31, 2001..... 550,722,333  $732.9  $1,168.7  182,152,687  $5,203.5  $5,643.6    $(1,491.2)
                                ===========  ======  ========  ===========  ========  ========    =========

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                     Consolidated Statements of Cash Flows

                (Dollars in Millions Except Per Share Amounts)



                                                               2001       2000       1999
                                                             ---------  ---------  --------
Operating Activities
   Net income............................................... $ 1,146.6  $ 1,063.8  $  937.3
   Adjustments to reconcile net income to net
     cash provided by operations:...........................
       Restructured operations..............................      (8.9)     (14.9)    (35.6)
       Depreciation and amortization........................     336.2      337.8     340.2
       Income taxes and other, net..........................     168.6       69.7     122.3
       Cash effects of changes in:
          Receivables.......................................      19.4      (91.9)    (81.3)
          Inventories.......................................     (18.7)      59.0     (82.8)
          Payables and accruals.............................     (43.6)     112.7      92.6
                                                             ---------  ---------  --------
          Net cash provided by operations...................   1,599.6    1,536.2   1,292.7
                                                             ---------  ---------  --------
Investing Activities
   Capital expenditures.....................................    (340.2)    (366.6)   (372.8)
   Payment for acquisitions, net of cash acquired...........     (10.2)     (64.9)    (44.1)
   Sale of non-core product lines...........................      12.5      102.5      89.9
   Sale of marketable securities and investments............       9.3      137.4      22.7
   Other....................................................     (90.6)     (17.0)    (27.2)
                                                             ---------  ---------  --------
       Net cash used for investing activities...............    (419.2)    (208.6)   (331.5)
                                                             ---------  ---------  --------
Financing Activities
   Principal payments on debt...............................    (595.9)    (739.4)   (491.0)
   Proceeds from issuance of debt...........................     887.9      925.4     555.5
   Payments from (to) outside investors.....................      89.7     (113.9)       --
   Dividends paid...........................................    (396.7)    (382.4)   (366.0)
   Purchase of common stock.................................  (1,230.2)  (1,040.6)   (624.4)
   Other....................................................      34.5       34.9     (14.2)
                                                             ---------  ---------  --------
       Net cash used for financing activities...............  (1,210.7)  (1,316.0)   (940.1)
                                                             ---------  ---------  --------
Effect of exchange rate changes on cash and cash equivalents      (3.6)      (4.6)     (3.2)
                                                             ---------  ---------  --------
Net (decrease) increase in cash and cash equivalents........     (33.9)       7.0      17.9
Cash and cash equivalents at beginning of year..............     206.6      199.6     181.7
                                                             ---------  ---------  --------
Cash and cash equivalents at end of year.................... $   172.7  $   206.6  $  199.6
                                                             =========  =========  ========
Supplemental Cash Flow Information

Income taxes paid........................................... $   346.8  $   306.3  $  292.4
Interest paid...............................................     221.5      203.0     210.9

Principal payments on ESOP debt, guaranteed by the Company..      12.9        8.8       6.7

                See Notes to Consolidated Financial Statements.

                           COLGATE-PALMOLIVE COMPANY

                  Notes to Consolidated Financial Statements

                (Dollars in Millions Except Per Share Amounts)


1.   Nature of Operations

   The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Household Care, and Pet Nutrition. Oral, Personal and Household Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill's Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Kolynos, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

   The Company's principal classes of products accounted for the following percentages of worldwide sales for the past three years:

                                            2001 2000 1999
                                            ---- ---- ----
                     Oral Care.............  34%  34%  32%
                     Personal Care.........  24   24   24
                     Household Surface Care  16   16   16
                     Fabric Care...........  13   14   14
                     Pet Nutrition.........  13   12   12

2.  Summary of Significant Accounting Policies

Principles of Consolidation

   The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Investments in companies in which the Company's interest is between 20% and 50% are accounted for using the equity method. The Company's share of the net income/(loss) from such investments is recorded in Other expense, net, in the Consolidated Statements of Income.

Use of Estimates

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company's assumptions and estimates involved in preparing the financial statements include pension and health care cost assumptions and legal and tax contingency reserves. Actual results could ultimately differ from those estimates.

Accounting Changes

   The Financial Accounting Standards Board's (FASB) Emerging Issues Task Force
(EITF) recently reached consensus on topics relating to the classification of various types of sales incentives and promotional expenses. The Company will adopt the new accounting requirements effective January 1, 2002. The impact of the new accounting will result in the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to either a reduction of net sales or an increase of cost of sales, but will have no impact on the Company's financial position or net income. Based on historical information, annual net sales as currently reported for 2001 and 2000 will be reduced by approximately 4% with a corresponding reduction in selling, general and administrative expenses. The impact on annual cost of sales as currently reported is not material. In our 2002 Consolidated Financial Statements, all comparative periods will be reclassified to conform to the new requirements.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition to requiring the use of the purchase method for all future business combinations, SFAS 141 broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets. Under the new standards, goodwill and indefinite life intangible assets, such as the Company's global brands, will no longer be amortized but will be subject to annual impairment tests. Finite life intangible assets such as non-compete agreements will continue to be amortized over their useful lives.

   The Company will adopt these statements effective January 1, 2002. As a result, the Company will cease amortization of goodwill and indefinite life intangible assets, which is expected to increase income before income taxes by approximately $50.0 and net income by approximately $40.0. Annual amortization expense related to goodwill and other intangible assets was $68.0, $72.1 and $75.6 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2002, the Company will perform the required transitional impairment tests of goodwill and indefinite life intangible assets. It is management's preliminary assessment that a transitional impairment charge, if any, will not be material.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

   Inventories are stated at the lower of cost or market. The first-in, first-out (FIFO) method is used to determine the cost of most inventories. The cost of the remaining inventories is determined using the last-in, first-out
(LIFO) method.

Property, Plant and Equipment

   Land, buildings, and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives ranging from 3 to 40 years.

Goodwill and Other Intangibles

   Under current accounting guidance, goodwill is amortized on the straight-line method, generally over a period of 40 years. Other intangible assets, principally consisting of brands, trademarks and non-compete agreements, are amortized on the straight-line method over periods ranging from 5 to 40 years depending on their useful lives.

   The recoverability of the carrying values of intangible assets is evaluated periodically based on a review of forecasted operating cash flows and the profitability of the related business. For the three-year period ended December 31, 2001, there were no material adjustments to the carrying values of intangible assets resulting from these evaluations.

Revenue Recognition

   Sales are recorded at the time products are shipped to trade customers and when risk of ownership transfers. Net sales reflect units shipped at selling list prices reduced by estimated returns, promotion allowances and other discounts.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


Shipping and Handling Costs

   Shipping and handling costs are classified as selling, general and administrative expenses and were $631.0, $619.9 and $590.0 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   It is the Company's policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company's derivative instruments are considered highly effective and the net gain or loss from hedge ineffectiveness was not material.

   The Company's derivative instruments that qualify for hedge accounting are primarily designated as either fair value hedges or cash flow hedges. For fair value hedges, changes in fair value of the derivative as well as the offsetting changes in fair value of the hedged item are recognized in earnings each period. For cash flow hedges, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings.

   The Company may also enter into certain foreign currency derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments are obtained from quoted market prices and are recognized in earnings each period.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


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

3.  Acquisitions and Divestitures

   During 2001, the Company did not make any significant acquisitions. During 2000 and 1999, the Company made several acquisitions totaling $64.9 and $46.4, respectively. Individually, none of these acquisitions was significant.

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

   The aggregate sale price of all 2001, 2000 and 1999 divestitures was $12.5, $102.5 and $94.7, respectively. These divestitures included certain Central American detergent product lines in 2001, the Mexico Viva detergent brand in 2000 and the U.S. Baby Magic brand in 1999.

4.  Long-Term Debt and Credit Facilities

   Long-term debt consists of the following at December 31:

                                         Weighted
                                         Average
                                         Interest
                                           Rate   Maturities   2001     2000
                                         -------- ---------- -------- --------
 Notes..................................   5.9%   2002-2041  $1,724.7 $1,458.4
 Commercial paper.......................   2.1         2002     605.8    436.1
 ESOP notes, guaranteed by the Company..   8.7    2002-2009     345.2    358.1
 Payable to banks.......................   4.7    2002-2007     451.5    603.5
 Capitalized leases.....................                         10.3      1.0
                                                             -------- --------
                                                              3,137.5  2,857.1
 Less: current portion of long-term debt                        325.5    320.2
                                                             -------- --------
                                                             $2,812.0 $2,536.9
                                                             ======== ========

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   Commercial paper is classified as long-term debt as it is the Company's intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of debt outstanding at December 31, 2001, excluding commercial paper reclassified, are as follows: 2002--$325.5; 2003--$675.2; 2004--$244.7; 2005--$77.6; 2006--$260.6 and $948.1 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 11).

   At December 31, 2001, the Company had unused credit facilities amounting to $1,370.5. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, excluding amounts reclassified, as of December 31, 2001 and 2000, was 5.6% and 7.6%, respectively.

5.  Capital Stock and Stock Compensation Plans

Preferred Stock

   Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of $100 per share, has been issued. The $4.25 Preferred Stock is redeemable only at the option of the Company. At December 31, 2001 and 2000, 103,160 and 103,350 shares of $4.25
Preferred Stock, respectively, were outstanding.

Preference Stock

   In 1988, the Company authorized the issuance of 50,000,000 shares of Preference Stock, without par value. The Series B Convertible Preference Stock, which is convertible into eight shares of common stock, ranks junior to all series of the Preferred Stock. At December 31, 2001 and 2000, 5,059,086 and 5,254,847 shares of Series B Convertible Preference Stock, respectively, were outstanding and issued to the Company's Employee Stock Ownership Plan.

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

   The Company, at the option of the Board of Directors, may amend the Rights or redeem the Rights for $.01 at any time before the acquisition by a person or group of beneficial ownership of 15% or more of its common stock. The Board of Directors is also authorized to reduce the 15% threshold to not less than 10%. Unless redeemed earlier, the Rights will expire on October 31, 2008.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


Stock Repurchases

   During 1998, the Company entered into a series of forward purchase agreements on its common stock that expire in 2004. These agreements are settled on a net basis in shares of the Company's common stock and do not require the Company to settle by purchasing its common stock at market prices. To the extent that the market price of the Company's common stock on a settlement date is higher/(lower) than the forward purchase price, the equivalent value in shares of the net differential is received/(delivered) by the Company. As of December 31, 2001, agreements were in place covering approximately $387.2 of the Company's common stock (6.7 million shares) that had forward prices averaging $58.14 per share. During 2001 and 2000, settlements resulted in the Company delivering 1,237,689 and 217,574 shares, respectively. During 1999, settlements resulted in the Company receiving 2,322,701 shares. All of these settlements were recorded as treasury stock transactions.

Incentive Stock Plan

   The Company has a plan that provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of non-employee members of the Board of Directors administers the plan. The awarded shares vest at the end of the restriction period, generally between three and five years. During 2001 and 2000, 511,120 and 667,090 shares, respectively, were awarded to employees in accordance with the provisions of the plan.

Stock Option Plans

   The Company's Stock Option Plans ("Plans") provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant with a term of up to ten years and generally vesting over three to five years. As of December 31, 2001, 20,382,516 shares of common stock were available for future grants.

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

   Stock option plan activity is summarized below:

                              2001                    2000                    1999
                     ----------------------- ----------------------- -----------------------
                                    Weighted                Weighted                Weighted
                                    Average                 Average                 Average
                         Shares     Exercise     Shares     Exercise     Shares     Exercise
                     (in thousands)  Price   (in thousands)  Price   (in thousands)  Price
                     -------------- -------- -------------- -------- -------------- --------
Options outstanding,
  January 1.........     39,143       $41        39,196       $36        42,786       $28
Granted.............      7,842        57         9,762        53        11,414        53
Exercised...........     (5,565)       37        (9,361)       32       (14,587)       26
Canceled or expired.       (487)       56          (454)       40          (417)       49
                         ------                  ------                 -------
Options outstanding,
  December 31.......     40,933        44        39,143        41        39,196        36
                         ======                  ======                 =======
Options exercisable,
  December 31.......     26,549       $39        24,840       $35        23,813       $28
                         ======                  ======                 =======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2001:

                         Weighted Average
                            Remaining        Options        Weighted       Options        Weighted
                         Contractual Life  Outstanding      Average      Exercisable      Average
Range of Exercise Prices    (in years)    (in thousands) Exercise Price (in thousands) Exercise Price
------------------------ ---------------- -------------- -------------- -------------- --------------
     $13.01-$20.31......        3              5,558          $17            5,558          $17
     $20.79-$31.08......        3              4,454           27            4,294           27
     $31.33-$46.78......        6              6,147           38            5,732           37
     $46.89-$53.02......        7              8,357           50            3,410           51
     $53.06-$56.68......        8             10,623           56            3,346           56
     $56.69-$64.75......        5              5,794           59            4,209           59
                                              ------                        ------
                                6             40,933          $44           26,549          $39
                                              ======                        ======

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's net income, basic earnings per common share and diluted earnings per common share would have been $1,101.7, $1.94 per share and $1.81 per share, respectively, in 2001; $1,006.1, $1.71 per share and $1.60 per share, respectively, in 2000; and $891.9, $1.49 per share and $1.40 per share, respectively, in 1999.

   The weighted average Black-Scholes value of stock option grants issued in 2001, 2000 and 1999 was $9.37, $10.95 and $8.61, respectively. The
Black-Scholes value of each option granted is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 7 years, volatility ranging from 22% to 41%, risk-free interest rate ranging from 3.3% to 6.2% and an expected dividend yield of 2.5%. The Black-Scholes model used to determine the option values shown above was developed to estimate the fair value of short-term freely tradable, fully transferable options without vesting restrictions and was not designed to value reloads, all of which significantly differ from the Company's stock option awards. The value of this model is also limited by the inclusion of highly subjective assumptions that greatly affect calculated values.

6.  Employee Stock Ownership Plan

   In 1989, the Company expanded its Employee Stock Ownership Plan ("ESOP") through the introduction of a leveraged ESOP covering certain employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock (the "Stock") from the Company. The Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

   Dividends on these preferred shares, as well as common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preferred shares are released for allocation to participants based

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)

upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. At December 31, 2001, 1,630,743 shares were allocated to participant accounts and 3,428,343 shares were available for future allocation. Each allocated share may be converted by the ESOP Trustee into eight common shares but preferred shares generally convert only after the employee ceases to work for the Company.

   Dividends on these preferred shares are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

   Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the cost of shares allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $0 in 2001, $3.4 in 2000 and $9.2 in 1999. Unearned compensation, which is shown as a reduction in shareholders' equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of shares allocated and the cumulative principal payments.

   Interest incurred on the ESOP's notes was $30.4 in 2001, $31.4 in 2000 and $32.0 in 1999. The Company paid dividends on the stock held by the ESOP of $29.4 in 2001, $28.6 in 2000 and $29.1 in 1999. Company contributions to the ESOP were $0 in 2001, $4.8 in 2000 and $9.3 in 1999.

7.  Retirement Plans and Other Retiree Benefits

Retirement Plans

   The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees' career earnings. In the Company's principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds and U.S. Government and corporate obligations. Domestic plan assets also include investments in the Company's common stock representing 10% and 11% of plan assets at December 31, 2001 and 2000, respectively.

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

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   Summarized information of the Company's defined benefit retirement plans and postretirement plans are as follows:

                                                                                           Other
                                                         Pension Benefits            Retiree Benefits
                                               ------------------------------------  ----------------
                                                 2001      2000     2001     2000     2001     2000
                                               --------  --------  -------  -------  -------  -------
                                                  United States      International
                                               ------------------  ----------------
Change in Benefit Obligation
Benefit obligation at beginning of year....... $  938.3  $  883.1  $ 345.0  $ 347.1  $ 164.2  $ 156.1
Service cost..................................     31.8      27.8     11.1     12.4     (4.6)    (5.5)
Interest cost.................................     71.5      68.2     21.5     22.0     16.6     16.6
Participant's contribution....................      2.7       3.0      2.1      2.3       --       --
Acquisitions/plan amendments..................       --        --      1.9      4.2       --       --
Actuarial loss................................     70.3      36.8     10.3      4.7     23.9     11.3
Foreign exchange impact.......................       --        --    (14.9)   (24.6)    (3.7)    (2.2)
Benefits paid.................................    (86.1)    (80.6)   (19.9)   (23.1)   (12.8)   (12.1)
                                               --------  --------  -------  -------  -------  -------
Benefit obligation at end of year............. $1,028.5  $  938.3  $ 357.1  $ 345.0  $ 183.6  $ 164.2
                                               --------  --------  -------  -------  -------  -------
Change in Plan Assets
Fair value of plan assets at beginning of year $  932.7  $1,038.4  $ 243.7  $ 261.4  $    --  $    --
Actual return on plan assets..................    (54.2)    (33.5)    (8.2)     4.5       --       --
Company contributions.........................    105.0       5.4     12.6     14.7     12.8     12.1
Plan participant contributions................      2.7       3.0      2.1      2.3       --       --
Foreign exchange impact.......................       --        --    (13.2)   (16.1)      --       --
Benefits paid.................................    (86.1)    (80.6)   (19.9)   (23.1)   (12.8)   (12.1)
                                               --------  --------  -------  -------  -------  -------
Fair value of plan assets at end of year...... $  900.1  $  932.7  $ 217.1  $ 243.7  $    --  $    --
                                               --------  --------  -------  -------  -------  -------
Funded Status
Funded status at end of year.................. $ (128.4) $   (5.6) $(140.0) $(101.3) $(183.6) $(164.2)
Unrecognized net transition liability/(asset).       .1        .8       .6     (3.2)      --       --
Unrecognized net actuarial loss/(gain)........    200.8     (10.0)    46.4     21.0     13.5     (7.9)
Unrecognized prior service costs..............     20.6      26.9      7.0      8.0     (5.4)    (6.5)
                                               --------  --------  -------  -------  -------  -------
Net amount recognized......................... $   93.1  $   12.1  $ (86.0) $ (75.5) $(175.5) $(178.6)
                                               ========  ========  =======  =======  =======  =======
Amounts Recognized in Balance Sheet
Other assets.................................. $  198.4  $  102.8  $  34.7  $  36.0  $    --  $    --
Other liabilities.............................   (105.3)    (90.7)  (120.7)  (111.5)  (175.5)  (178.6)
                                               --------  --------  -------  -------  -------  -------
Net amount recognized......................... $   93.1  $   12.1  $ (86.0) $ (75.5) $(175.5) $(178.6)
                                               ========  ========  =======  =======  =======  =======
Weighted Average Assumptions
Discount rate.................................     7.25%     7.75%    6.69%    7.22%    7.25%    7.75%
Long-term rate of return on plan assets.......     9.00%     9.25%    8.86%    9.11%      --       --
Long-term rate of compensation increase.......     4.75%     5.00%    3.96%    4.43%      --       --
ESOP growth rate..............................       --        --       --       --    10.00%   10.00%

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The United States pension benefits include funded qualified plans covering most domestic employees and certain unfunded non-qualified plans. As of December 31, 2001 and 2000, the United States qualified pension plans had benefit obligations of $892.2 and $822.3, and plan assets of $896.8 and $929.3, respectively.

                                           Pension Benefits                 Other Retiree Benefits
                            ----------------------------------------------  ---------------------
                             2001    2000    1999    2001    2000    1999    2001     2000  1999
                            ------  ------  ------  ------  ------  ------  -----    -----  -----
                                 United States           International
                            ----------------------  ----------------------
Components of Net Periodic
  Benefit Costs
Service cost............... $ 31.8  $ 27.8  $ 28.5  $ 11.1  $ 12.4  $ 13.3  $ 4.0    $ 3.7  $ 3.4
Interest cost..............   71.5    68.2    63.6    21.5    22.0    21.3   16.6     16.6   14.5
Annual ESOP allocation.....     --      --      --      --      --      --   (8.6)    (9.2)  (8.4)
Expected return on plan
  assets...................  (86.6)  (92.9)  (82.7)  (18.7)  (19.1)  (16.1)    --       --     --
Amortization of transition/
  prior service costs......    7.1     7.2     (.8)     .1      --     (.2)  (1.0)    (1.0)   (.9)
Amortization of actuarial
  loss/(gain)..............     .8    (6.6)    1.3      .7      .3     1.1     .1       .2    (.4)
                            ------  ------  ------  ------  ------  ------  -----    -----  -----
Net periodic benefit cost.. $ 24.6  $  3.7  $  9.9  $ 14.7  $ 15.6  $ 19.4  $11.1    $10.3  $ 8.2
                            ======  ======  ======  ======  ======  ======  =====    =====  =====

   The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $287.2 and $69.5, respectively, as of December 31, 2001, and $202.0 and $5.4, respectively, as of December 31, 2000. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded, as such book reserves equal to the unfunded amount have been recorded.

   The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $472.6 and $199.5, respectively, as of December 31, 2001, and $291.7 and $50.4, respectively, as of December 31, 2000.

   The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 8% for 2002, 7% for 2003, 6% for 2004 and 5% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $17.1 and increase the annual expense by approximately $2.3. The effect of a 1% decrease in the assumed medical cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $14.2 and decrease the annual expense by approximately $1.9.

8.  Income Taxes

   The provision for income taxes consists of the following for the three years ended December 31:

                                        2001   2000   1999
                                       ------ ------ ------
                        United States. $153.5 $150.9 $130.5
                        International.  368.6  352.5  326.8
                                       ------ ------ ------
                                       $522.1 $503.4 $457.3
                                       ====== ====== ======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The components of income before income taxes are as follows for the three years ended December 31:

                                    2001     2000     1999
                                  -------- -------- --------
                    United States $  474.5 $  483.3 $  406.3
                    International  1,194.2  1,083.9    988.3
                                  -------- -------- --------
                                  $1,668.7 $1,567.2 $1,394.6
                                  ======== ======== ========

   The difference between the statutory U.S. federal income tax rate and the Company's global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

       Percentage of Income Before Tax                  2001  2000  1999
       -------------------------------                  ----  ----  ----
       Tax at U.S. statutory rate...................... 35.0% 35.0% 35.0%
       State income taxes, net of federal benefit......   .6    .4    .9
       Earnings taxed at other than U.S. statutory rate (3.0) (1.7) (1.4)
       Other, net...................................... (1.3) (1.6) (1.7)
                                                        ----  ----  ----
       Effective tax rate.............................. 31.3% 32.1% 32.8%
                                                        ====  ====  ====

   In addition, net tax benefits of $54.4 in 2001, $91.6 in 2000 and $169.0 in 1999 were recorded directly through equity which included tax benefits related to certain employee benefit plans. The 1999 amount also reflects tax benefits related to currency devaluation in Brazil.

   Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being lower than the total provision for income taxes as follows:

                                                   2001    2000    1999
                                                  ------  ------  ------
       Property, plant and equipment............. $(12.1) $ (3.2) $(11.6)
       Pension and other postretirement benefits.  (29.0)   (8.2)   (4.0)
       Alternative Minimum Tax credit utilization     --   (89.1)  (39.0)
       Other, net................................   (0.7)   44.1     5.9
                                                  ------  ------  ------
                                                  $(41.8) $(56.4) $(48.7)
                                                  ======  ======  ======

   The components of deferred tax assets/(liabilities) are as follows at December 31:

                                                       2001     2000
                                                      -------  -------
        Deferred Taxes--Current:
           Accrued liabilities....................... $  65.3  $  65.3
           Restructuring accrual.....................      --      6.9
           Other, net................................    43.5     40.8
                                                      -------  -------
           Total deferred taxes current..............   108.8    113.0
                                                      -------  -------
        Deferred Taxes--Long-term:
           Intangible assets.........................  (266.7)  (270.1)
           Property, plant and equipment.............  (269.5)  (257.4)
           Pension and other postretirement benefits.    (0.3)    54.7
           Tax loss and tax credit carryforwards.....   100.0     81.4
           Other, net................................    40.3     18.8
           Valuation allowance.......................   (84.4)   (74.7)
                                                      -------  -------
           Total deferred taxes long-term............  (480.6)  (447.3)
                                                      -------  -------
               Net deferred taxes.................... $(371.8) $(334.3)
                                                      =======  =======

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


   The major component of the 2001 and 2000 valuation allowance relates to tax benefits in certain jurisdictions not expected to be realized.

   Applicable U.S. income and foreign withholding taxes have not been provided on approximately $814.0 of undistributed earnings of foreign subsidiaries at December 31, 2001. These earnings are currently considered to be permanently invested and are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

9.  Supplemental Income Statement Information

           Other Expense, Net                 2001    2000    1999
           ------------------                ------  ------  ------
           Amortization of intangible assets $ 68.0  $ 72.1  $ 75.6
           Earnings from equity investments.   (0.2)   (2.2)   (5.3)
           Minority interest................   40.1    32.6    30.4
           Other, net.......................  (13.4)  (50.2)  (27.1)
                                             ------  ------  ------
                                             $ 94.5  $ 52.3  $ 73.6
                                             ======  ======  ======

           Interest Expense, Net              2001    2000    1999
           ---------------------             ------  ------  ------
           Interest incurred................ $192.4  $203.5  $224.0
           Interest capitalized.............  (14.4)   (3.8)  (11.8)
           Interest income..................  (11.9)  (26.4)  (40.6)
                                             ------  ------  ------
                                             $166.1  $173.3  $171.6
                                             ======  ======  ======

           Research and development......... $184.9  $176.1  $169.2
           Media advertising................  509.0   550.9   575.6

10.  Supplemental Balance Sheet Information

                    Inventories                 2001   2000
                    -----------                ------ ------
                    Raw materials and supplies $188.0 $206.2
                    Work-in-process...........   27.9   30.7
                    Finished goods............  461.1  449.7
                                               ------ ------
                                               $677.0 $686.6
                                               ====== ======

   Inventories valued under LIFO amounted to $143.1 and $133.0 at December 31, 2001 and 2000, respectively. The excess of current cost over LIFO cost at the end of each year was $30.5 and $34.4, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2001, 2000 and 1999.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


        Property, Plant and Equipment, Net          2001       2000
        ----------------------------------        ---------  ---------
             Land................................ $   128.8  $   129.0
             Buildings...........................     726.7      716.2
             Machinery and equipment.............   3,553.4    3,442.1
                                                  ---------  ---------
                                                    4,408.9    4,287.3
             Accumulated depreciation............  (1,895.4)  (1,759.0)
                                                  ---------  ---------
                                                  $ 2,513.5  $ 2,528.3
                                                  =========  =========

        Goodwill and Other Intangible Assets, Net   2001       2000
        ----------------------------------------- ---------  ---------
             Goodwill and other intangibles...... $ 2,623.0  $ 2,747.4
             Accumulated amortization............    (719.0)    (651.0)
                                                  ---------  ---------
                                                  $ 1,904.0  $ 2,096.4
                                                  =========  =========

   The net book value, as of December 31, 2001 and 2000, of goodwill totaled $1,284.2 and $1,452.8, respectively, and of other intangible assets totaled $619.8 and $643.6, respectively.


              Other Accruals                         2001   2000
              --------------                        ------ ------
              Accrued payroll and employee benefits $254.9 $286.9
              Accrued advertising..................  261.8  267.1
              Accrued interest.....................   23.9   53.0
              Accrued taxes other than income taxes   48.6   69.9
              Other................................  234.1  223.3
                                                    ------ ------
                                                    $823.3 $900.2
                                                    ====== ======

              Other Liabilities                      2001   2000
              -----------------                     ------ ------
              Minority interest.................... $204.1 $117.2
              Pension and other benefits...........  401.5  380.8
              Other................................  116.7   57.9
                                                    ------ ------
                                                    $722.3 $555.9
                                                    ====== ======

Accumulated Other Comprehensive Income

   Accumulated Other Comprehensive Income is comprised of cumulative foreign currency translation gains and losses, unrealized gains and losses from derivative instruments designated as cash flow hedges, unrealized gains and losses from available for sale securities and minimum pension liability adjustments. As of December 31, 2001 and 2000, Accumulated Other Comprehensive Income primarily consisted of cumulative foreign currency translation adjustments.

   The 2001 cumulative translation adjustment charge resulted primarily from devaluation of the Brazilian real of $105.0 and the Argentine peso of $66.8. In 2000 and 1999, the cumulative translation adjustment charge related primarily to the devaluation of the Brazilian real of $45.1 and $242.4, respectively. These charges represented write-downs of foreign currency denominated assets (primarily goodwill and property, plant and equipment) that will result in lower depreciation expense in future periods.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


11.  Fair Value of Financial Instruments

   In assessing the fair value of financial instruments at December 31, 2001 and 2000, the Company has used available market information and other valuation methodologies. Some judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.

   The estimated fair values of the Company's derivative instruments are as follows:

                                            2001            2000
                                      ---------------  --------------
                                      Notional Fair    Notional Fair
                                       Amount  Value    Amount  Value
                                      -------- ------  -------- -----
         Interest rate swap contracts  $788.8  $(13.7)  $824.6  $ 3.7
         Foreign currency contracts..   591.2    11.9    728.6   (3.3)

   The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt. Forward exchange and currency swap contracts are utilized to hedge a portion of the Company's foreign currency purchases and assets and liabilities created in the normal course of business. Forward exchange contracts used in hedging forecasted foreign currency purchases have durations no greater than 18 months.

   As of December 31, 2001, the Company's derivative instruments were recorded as assets or liabilities at estimated fair value. As of December 31, 2000, the net carrying values of the interest rate swap contracts and the foreign currency contracts were $0 and $18.3, respectively. Prior to the adoption of SFAS 133, the fair values related to certain of these contracts were not required to be recognized in the Company's financial statements.

   The cumulative gains/(losses) related to those foreign currency contracts and interest rate swap contracts designated as cash flow hedges expected to be recognized in earnings over the next 12 months, when the offsetting effects of the hedged item are also recorded in earnings, are $1.8 and ($9.3), respectively.

Other Financial Instruments

   The carrying amount of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2001 and 2000. The estimated fair value of the Company's long-term debt, including current portion, as of December 31, 2001 and 2000, was $3,312.5 and $2,880.7, respectively, and the related carrying value was $3,137.5 and $2,857.1, respectively.

Credit Risk

   The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company's policy to contract with diversified counterparties that have a long-term debt rating of A or higher. In addition, if all these counterparties did not perform, the Company's risk of credit loss would not be material.

12.  Restructured Operations

   In December 2000, the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of our business in Nigeria. The charge, recorded in Other expense, net, included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. The restructuring was completed in 2001 with a final payment of $7.2 representing termination costs for 979 employees.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


13.  Earnings Per Share


                       For the Year Ended 2001        For the Year Ended 2000       For the Year Ended 1999
                    ------------------------------ ------------------------------ ----------------------------
                                Shares                         Shares                       Shares
                     Income   (millions) Per Share  Income   (millions) Per Share Income  (millions) Per Share
                    --------  ---------- --------- --------  ---------- --------- ------  ---------- ---------
Net income......... $1,146.6                       $1,063.8                       $937.3
Preferred dividends    (21.7)                         (20.7)                       (21.0)
                    --------                       --------                       ------
Basic EPS..........  1,124.9    557.8      $2.02    1,043.1    574.9      $1.81    916.3    583.1      $1.57
                                           =====                          =====                        =====
Stock options......               8.8                            9.8                         11.7

ESOP conversion....     21.3     41.1                  20.3     42.6                19.7     44.0
                    --------    -----              --------    -----              ------    -----
Diluted EPS........ $1,146.2    607.7      $1.89   $1,063.4    627.3      $1.70   $936.0    638.8      $1.47
                    ========    =====      =====   ========    =====      =====   ======    =====      =====

   In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is appropriately reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

14.  Commitments and Contingencies

   Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $71.9 in 2002, $62.0 in 2003, $53.5 in 2004, $47.9 in 2005, $46.6 in 2006 and $125.9 thereafter. Rental expense amounted to $96.9 in 2001, $90.6 in 2000 and $102.4 in 1999. Contingent
rentals, sublease income and capital leases, which are included in fixed assets, are not significant.

   The Company has various contractual commitments to purchase raw materials, products and services totaling $156.4 that expire through 2004.

   The Company is a party to various superfund and other environmental matters and is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. Management proactively reviews and manages its exposure to, and the impact of, environmental matters and other contingencies.

   In 1995, the Company acquired the Kolynos oral care business from American Home Products, as described in the Company's Form 8-K dated January 10, 1995. On September 8, 1998, the Company's Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $110. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the "Council"), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously.

   In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company's Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment which has been determined, at the current exchange rate, to approximate $40. The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

                           COLGATE-PALMOLIVE COMPANY

                (Dollars in Millions Except Per Share Amounts)


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

15.  Quarterly Financial Data (Unaudited)

                                     First   Second    Third   Fourth
                                    Quarter  Quarter  Quarter  Quarter
                                    -------- -------- -------- --------
         2001
         Net sales................. $2,292.6 $2,329.6 $2,391.2 $2,414.4
         Gross profit..............  1,259.8  1,278.6  1,319.2  1,333.3
         Net income................    267.9    287.2    296.2    295.3

         Earnings per common share:
            Basic..................      .47      .50      .52      .53
            Diluted................      .44      .47      .49      .49
         2000
         Net sales................. $2,241.8 $2,336.7 $2,366.5 $2,412.9
         Gross profit..............  1,221.2  1,270.9  1,293.5  1,306.8
         Net income................    239.9    261.9    275.3    286.7

         Earnings per common share:
            Basic..................      .41      .45      .47      .49
            Diluted................      .38      .42      .44      .46

                           COLGATE-PALMOLIVE COMPANY

                        Market and Dividend Information

   The Company's common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the amount of dividends paid per share has increased for 39 consecutive years.

     Market Price
     Quarter Ended        Common Stock            $4.25 Preferred Stock
     ------------- --------------------------- ---------------------------
                       2001          2000          2001          2000
                   ------------- ------------- ------------- -------------
                    High   Low    High   Low    High   Low    High   Low
                   ------ ------ ------ ------ ------ ------ ------ ------
     March 31..... $62.50 $51.00 $64.81 $42.75 $89.00 $86.85 $89.00 $86.00
     June 30......  61.00  51.26  62.63  52.63  89.75  85.93  88.00  86.00
     September 30.  60.25  52.64  59.88  43.06  88.00  85.50  88.00  85.75
     December 31..  59.41  56.15  64.56  46.50  88.00  85.00  88.50  86.50
     Closing Price    $57.75        $64.55        $87.50        $87.75



     Dividends Paid
     Per Share
     Quarter Ended     2001          2000          2001          2000
     -------------    ------        ------        -------       -------
     March 31........ $.1575        $.1575        $1.0625       $1.0625
     June 30.........  .1575         .1575         1.0625        1.0625
     September 30....  .1800         .1575         1.0625        1.0625
     December 31.....  .1800         .1575         1.0625        1.0625
                      ------        ------        -------       -------
        Total........ $ .675        $  .63        $  4.25       $  4.25
                        ====        ======        =======       =======

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 2001

                (Dollars in Millions Except Per Share Amounts)

                  Column A                      Column B       Column C       Column D    Column E
                  --------                     ---------- ------------------ ----------   ---------
                                                              Additions
                                                          ------------------
                                               Balance at Charged to                       Balance
                                               Beginning  Costs and                        at End
                 Description                   of Period   Expenses    Other Deductions   of Period
                 -----------                   ---------- ----------   ----- ----------   ---------
Allowance for doubtful accounts...............   $ 39.8     $11.7      $ --    $ 5.9/(1)/  $ 45.6
                                                 ======     =====      ====    =====       ======
Accumulated amortization of goodwill and other
  intangibles.................................   $651.0     $68.0      $ --    $  --       $719.0
                                                 ======     =====      ====    =====       ======
Valuation allowance for deferred tax assets...   $ 74.7     $27.0/(2)/ $ --    $17.3/(2)/  $ 84.4
                                                 ======     =====      ====    =====       ======

--------
NOTES:

/(1)/ Uncollectible accounts written off and cash discounts allowed.
/(2)/ Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 2000

                (Dollars in Millions Except Per Share Amounts)

                  Column A                      Column B      Column C      Column D   Column E
                  --------                     ---------- ---------------- ---------- ----------
                                                             Additions
                                                          ----------------
                                               Balance at Charged to                  Balance at
                                               Beginning  Costs and                     End of
                 Description                   of Period   Expenses  Other Deductions   Period
                 -----------                   ---------- ---------- ----- ---------- ----------
Allowance for doubtful accounts...............   $ 37.2     $10.3    $ --  $ 7.7/(1)/   $ 39.8
                                                 ======     =====    ====  =====        ======
Accumulated amortization of goodwill and other
  intangibles.................................   $578.9     $72.1    $ --  $  --        $651.0
                                                 ======     =====    ====  =====        ======
Valuation allowance for deferred tax assets...   $137.0     $  --    $ --  $62.3/(2)/   $ 74.7
                                                 ======     =====    ====  =====        ======

--------
NOTES:

/(1)/ Uncollectible accounts written off and cash discounts allowed.
/(2)/ Decrease in allowance due to utilization of tax credits and net operating loss carryforwards.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     For the Year Ended December 31, 1999

                (Dollars in Millions Except Per Share Amounts)

                  Column A                      Column B        Column C         Column D    Column E
                  --------                     ---------- ----------------      ----------   ---------
                                                             Additions
                                                          ----------------
                                               Balance at Charged to                          Balance
                                               Beginning  Costs and                           at End
                 Description                   of Period   Expenses  Other      Deductions   of Period
                 -----------                   ---------- ---------- -----      ----------   ---------

Allowance for doubtful accounts...............   $ 35.9     $ 10.2   $  --        $ 8.9/(1)/  $ 37.2
                                                 ======     ======   =====        =====       ======
Accumulated amortization of goodwill and other
  intangibles.................................   $556.7     $ 75.6   $  --        $53.4/(2)/  $578.9
                                                 ======     ======   =====        =====       ======
Valuation allowance for deferred tax assets...   $122.8     $   --   $52.3/(3)/   $38.1/(3)/  $137.0
                                                 ======     ======   =====        =====       ======

--------
NOTES:

/(1)/ Uncollectible accounts written off and cash discounts allowed.
/(2)/ Primarily due to the impact of exchange rate changes in Brazil.
/(3)/ Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

                   Report of Independent Public Accountants

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

   We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colgate-Palmolive Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                          /s/  ARTHUR ANDERSEN LLP

New York, New York
February 4, 2002

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary/(1)/

Dollars in Millions Except Per Share Amounts

                                        2001     2000     1999     1998     1997     1996     1995          1994
                                      -------- -------- -------- -------- -------- -------- --------      --------
Continuing Operations
Net sales............................ $9,427.8 $9,357.9 $9,118.2 $8,971.6 $9,056.7 $8,749.0 $8,358.2      $7,587.9
Results of operations:
   Net income........................  1,146.6  1,063.8    937.3    848.6    740.4    635.0    172.0/(2)/    580.2/(3)/
   Per share, basic..................     2.02     1.81     1.57     1.40     1.22     1.05      .26/(2)/      .96/(3)/
   Per share, diluted................     1.89     1.70     1.47     1.30     1.13      .98      .25/(2)/      .89/(3)/
Depreciation and amortization expense    336.2    337.8    340.2    330.3    319.9    316.3    300.3         235.1

Financial Position
Current ratio........................      1.0      1.0      1.0      1.1      1.1      1.2      1.3           1.4
Property, plant and equipment, net...  2,513.5  2,528.3  2,551.1  2,589.2  2,441.0  2,428.9  2,155.2       1,988.1
Capital expenditures.................    340.2    366.6    372.8    389.6    478.5    459.0    431.8         400.8
Total assets.........................  6,984.8  7,252.3  7,423.1  7,685.2  7,538.7  7,901.5  7,642.3       6,142.4
Long-term debt.......................  2,812.0  2,536.9  2,243.3  2,300.6  2,340.3  2,786.8  2,992.0       1,751.5
Shareholders' equity.................    846.4  1,468.1  1,833.7  2,085.6  2,178.6  2,034.1  1,679.8       1,822.9

Share and Other
Book value per common share..........     1.54     2.57     3.14     3.53     3.65     3.42     2.84          3.12
Cash dividends declared and
 paid per common share...............     .675      .63      .59      .55      .53      .47      .44           .39
Closing price........................    57.75    64.55    65.00    46.44    36.75    23.06    17.56         15.84

Number of common shares
 outstanding (in millions)...........    550.7    566.7    578.9    585.4    590.8    588.6    583.4         577.6
Number of shareholders of record:
   $4.25 Preferred...................      224      247      275      296      320      350      380           400
   Common............................   40,900   42,300   44,600   45,800   46,800   45,500   46,600        44,100
Average number of employees..........   38,500   38,300   37,200   38,300   37,800   37,900   38,400        32,800

                                        1993          1992
                                      --------      --------
Continuing Operations
Net sales............................ $7,141.3      $7,007.2
Results of operations:
   Net income........................    189.9/(4)/    477.0
   Per share, basic..................      .27/(4)/      .73
   Per share, diluted................      .26/(4)/      .68
Depreciation and amortization expense    209.6         192.5

Financial Position
Current ratio........................      1.5           1.5
Property, plant and equipment, net...  1,766.3       1,596.8
Capital expenditures.................    364.3         318.5
Total assets.........................  5,761.2       5,434.1
Long-term debt.......................  1,532.4         946.5
Shareholders' equity.................  1,875.0       2,619.8

Share and Other
Book value per common share..........     3.10          4.05
Cash dividends declared and
 paid per common share...............      .34           .29
Closing price........................    15.59         13.94

Number of common shares
 outstanding (in millions)...........    597.0         641.0
Number of shareholders of record:
   $4.25 Preferred...................      450           470
   Common............................   40,300        36,800
Average number of employees..........   28,000        28,800

--------
/(1) / All share and per share amounts have been restated to reflect the 1999,
       1997 and 1991 two-for-one stock splits.
/(2) / Income in 1995 includes a net provision for restructured operations of $369.2. (Excluding this charge, earnings per share would have been $.89, basic and $.84, diluted.)
/(3) / Income in 1994 includes a one-time charge of $5.2 for the sale of a non-core business, Princess House.
/(4) / Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2. (Excluding this charge, earnings per share would have been $.84, basic and $.79, diluted.)

                           COLGATE-PALMOLIVE COMPANY

                             EXHIBITS TO FORM 10-K

                         YEAR ENDED DECEMBER 31, 2001

                           Commission File No. 1-644

Exhibit No.                                            Description
-----------                                            -----------

  3-A       Restated Certificate of Incorporation,as amended. (Registrant hereby incorporates by reference
            Exhibit 1 to its Form 8-K dated October 17, 1991, File No. 1-644-2.)

  3-B       By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to its Annual Report on Form
            10-K for the year ended December 31, 2000, File No. 1-644.)

  4-A       Rights Agreement dated as of October 23, 1998 between registrant and First Chicago Trust
            Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-A dated October 23, 1998, File No. 1-644-2.)

  4-B a)    Other instruments defining the rights of security holders, including indentures.*

     b)     Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June
            1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-2.)

  10-A a)   Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of
            March 11, 1999. (Registrant hereby incorporates by reference Appendix A to its 1999 Notice of
            Meeting and Proxy Statement.)

     b)     Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended.
            (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

  10-B a)   Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan. (Registrant
            hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

     b)     Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust.
            (Registrant hereby incorporates by reference Exhibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

  10-C a)   Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-E (a) to its Quarterly Report on Form 10-Q for the
            quarter ended June 30, 2001, File No. 1-644.)

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

  10-F      Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-
            Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its
            Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

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

  10-I a)   Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated January 13, 1993, pursuant to the Colgate-Palmolive Company
            1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-644-2.)

     b)     Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive
            Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K(b)
            to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

  10-J      Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

  10-K a)   U.S. $800,000,000 Five Year Credit Agreement dated as of May 30, 1997. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1997, File No. 1-644.)

     b)     Amendment dated as of April 1, 1998 to the Five Year Credit Agreement dated as of May 30,
            1997. (Registrant hereby incorporates reference Exhibit 10-M(b) to its Quarterly Report on Form
            10-Q for the quarter ended March 31, 1998, File No. 1-644.)

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