Form 10-Q
period 2002-03-31
COLGATE PALMOLIVE CO
filed 2002-04-30
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     ------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

         Class                       Shares Outstanding                Date
-----------------------------        ------------------           --------------
Common, $1.00 par value                 547,123,679               March 31, 2002

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                          ------------------
                                                                March 31,
                                                                ---------

                                                         2002            2001
                                                       --------        --------

Net sales                                              $2,195.2        $2,212.2
Cost of sales                                             992.4         1,031.8
                                                       --------        --------

Gross profit                                            1,202.8         1,180.4

Selling, general and administrative expenses              742.1           738.9
Interest expense                                           36.9            47.4
Interest income                                            (2.0)           (3.8)
                                                       --------        --------
Income before income taxes                                425.8           397.9
Provision for income taxes                                136.1           130.0
                                                       --------        --------
Net income                                             $  289.7        $  267.9
                                                       ========        ========
Earnings per common share:
    Basic                                              $    .52        $    .47
                                                       ========        ========
    Diluted                                            $    .49        $    .44
                                                       ========        ========
Dividends declared per common share*                   $    .36        $    .32
                                                       ========        ========



* Two dividends were declared in each period.
See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

                                                                March 31,            December 31,
                                                                  2002                   2001
                                                              ------------          ---------------
     Current assets:
        Cash and cash equivalents                              $    184.8              $     172.7
        Receivables (less allowances of $44.7 and $45.6)          1,148.5                  1,124.9
        Inventories                                                 709.0                    677.0
        Other current assets                                        251.8                    228.8
                                                               ----------              -----------
                                                                  2,294.1                  2,203.4

     Property, plant and equipment:
        Cost                                                      4,426.0                  4,408.9
        Less:  Accumulated depreciation                           1,947.6                  1,895.4
                                                               ----------              -----------
                                                                  2,478.4                  2,513.5

     Goodwill and other intangible assets                         1,875.8                  1,904.0
     Other assets                                                   404.3                    363.9
                                                               ----------              -----------
                                                               $  7,052.6              $   6,984.8
                                                               ==========              ===========




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                  March 31,        December 31,
                                                    2002               2001
                                                -----------     ---------------

Current liabilities:
    Notes and loans payable                       $    125.2        $    101.6
    Current portion of long-term debt                  352.8             325.5
    Accounts payable                                   654.4             678.1
    Accrued income taxes                               207.3             195.0
    Other accruals                                     921.8             823.3
                                                  ----------        ----------
                                                     2,261.5           2,123.5

Long-term debt                                       2,950.3           2,812.0
Deferred income taxes                                  459.1             480.6
Other liabilities                                      738.7             722.3

Shareholders' equity:
    Preferred stock                                    335.3             341.3
    Common stock                                       732.9             732.9
    Additional paid-in capital                       1,153.5           1,168.7
    Retained earnings                                5,734.7           5,643.6
    Accumulated other comprehensive income          (1,512.2)         (1,491.2)
                                                  ----------        ----------
                                                     6,444.2           6,395.3
    Unearned compensation                             (342.8)           (345.4)
    Treasury stock, at cost                         (5,458.4)         (5,203.5)
                                                  ----------        ----------
                                                       643.0             846.4
                                                  ----------        ----------
                                                  $  7,052.6        $  6,984.8
                                                  ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                              (Dollars in Millions)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                ------------------
                                                                      March 31,
                                                                      ---------
                                                               2002                  2001
                                                             ---------             ---------
Operating Activities:
---------------------

Net income                                                   $  289.7              $  267.9
Adjustments to reconcile net income to net cash
   provided by operations:
     Restructured operations                                     (1.6)                 (0.8)
     Depreciation and amortization                               71.7                  83.5
     Income taxes and other, net                                 29.7                  82.8
     Cash effects of changes in:
       Receivables                                              (11.9)                 37.2
       Inventories                                              (38.9)                (32.4)
       Payables and accruals                                    (14.6)                (94.0)
                                                             ---------             ---------
   Net cash provided by operating activities                    324.1                 344.2

Investing Activities:
---------------------

Capital expenditures                                            (50.3)                (47.0)
(Investment in) sale of marketable securities                    (1.0)                  4.7
Other                                                           (50.3)                 (2.6)
                                                             ---------             ---------
   Net cash used for investing activities                      (101.6)                (44.9)

Financing Activities:
---------------------

Principal payments on debt                                     (193.1)               (190.9)
Proceeds from issuance of debt                                  385.0                 358.3
Dividends paid                                                  (99.7)                (89.8)
Purchase of common stock                                       (295.5)               (356.2)
Other                                                            (5.8)                  3.1
                                                             ---------             --------

   Net cash used for financing activities activities           (209.1)               (275.5)

Effect of exchange rate changes on
   cash and cash equivalents                                     (1.3)                 (2.5)
                                                             ---------             --------
Net increase in cash and cash equivalents                        12.1                  21.3
Cash and cash equivalents at beginning of period                172.7                 206.6
                                                             --------              --------
Cash and cash equivalents at end of period                   $  184.8              $  227.9
                                                             =========             ========



See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

            (Dollars and Shares in Millions Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

1. The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management's opinion, are necessary for a fair presentation of the results for interim periods. Results of operations for the three months ended March 31, 2002 and 2001 may not be representative of results to be expected for a full year.

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

3.   Sales Incentives and Promotional Expenses

     On January 1, 2002, the Company adopted the requirements of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" that relate to the classification of various types of sales incentives and promotional expenses. The new accounting resulted in the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales, but had no impact on the Company's net income or earnings per share. The financial information for the first quarter of 2001 reflects these reclassifications which reduced net sales and cost of sales by $80.4 and $1.0, respectively, with an offsetting reduction in selling, general and administrative expenses.

4.   Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new standard, goodwill and indefinite life intangible assets, such as the Company's global brands, are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives, such as non-compete agreements, will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

     In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                     Net Income      Basic EPS    Diluted EPS
                                     ----------      ---------    -----------

     Reported                        $     267.9        $ .47        $ .44
     Add: amortization adjustment           11.2          .02          .01
                                     -----------        ------       -----
     Adjusted                        $     279.1        $ .49        $ .45
                                     ===========        =====        =====

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

            (Dollars and Shares in Millions Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------

     The net carrying value of goodwill and other intangible assets as of March 31, 2002 is comprised of the following:

     Goodwill                                         $  1,260.0
     Indefinite life intangible assets                     357.5
     Finite life intangible assets                         258.3
                                                      ----------
                                                      $  1,875.8
                                                      ==========

     The change in the net carrying amount of goodwill and other intangible assets during the three months ended March 31, 2002 is due to the impact of foreign currency translation adjustments and amortization of finite life intangible assets.

     The net carrying value of goodwill as of March 31, 2002 by operating segment is as follows:

     North America                                   $     248.9
     Latin America                                         549.3
     Europe                                                346.6
     Asia/Africa                                           100.2
                                                     -----------
     Total Oral, Personal and
          Household Care                                 1,245.0
     Total Pet Nutrition                                    15.0
                                                     -----------
                                                     $   1,260.0
                                                     ===========

     Finite life intangible assets as of March 31, 2002, subject to amortization expense, are comprised of the following:

                         Gross Carrying      Accumulated
                             Amount          Amortization           Net
                             ------          ------------           ---

          Trademarks        $   367.8          $  (114.2)        $   253.6
          Other                  42.4              (37.7)              4.7
                            ---------          ----------        ---------
                            $   410.2          $  (151.9)        $   258.3
                            =========          ==========        =========

     Amortization expense for trademarks and other intangible assets with finite lives was $3.2 for the three months ended March 31, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $12.0.

5.   Inventories by major classes were as follows:

                                                 March 31,        December 31,
                                                    2002              2001
                                                 ----------       ------------

          Raw materials and supplies             $   182.5          $   188.0
          Work-in-process                             32.3               27.9
          Finished goods                             494.2              461.1
                                                 ---------          ---------
                                                 $   709.0          $   677.0
                                                 =========          =========

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

            (Dollars and Shares in Millions Except Per Share Amounts)

                                   (Unaudited)
--------------------------------------------------------------------------------


6.       Earnings Per Share:

                                 Three Months Ended March 31, 2002              Three Months Ended March 31, 2001
                                 ---------------------------------              ---------------------------------
                                                              Per                                             Per
                                   Income      Shares        Share               Income         Shares       Share
                                   ------      ------        -----               ------         ------       -----

Net income                         $289.7                                        $267.9
Preferred dividends                  (5.7)                                         (5.1)
                                 --------                                       -------

   Basic EPS                        284.0        549.2        $.52                262.8           564.6        $.47
                                                              ====                                             ====

Stock options                                      8.0                                              9.3
ESOP conversion                       5.7         40.0                              5.0            41.6
                                  -------    ---------                          -------         -------

   Diluted EPS                     $289.7        597.2        $.49               $267.8           615.5        $.44
                                   ======    =========        ====               ======         =======        ====

7.   Comprehensive income

     Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2002 and 2001 was $268.7 and $200.2, respectively, with the difference from net income primarily consisting of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the condensed consolidated balance sheets, primarily consists of cumulative foreign currency translation adjustments.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

            (Dollars and Shares in Millions Except Per Share Amounts)

                                   (Unaudited)
--------------------------------------------------------------------------------

8.   Segment Information

                                               Three months ended March 31,
                                                 2002                  2001
                                            ------------          ---------
     Net Sales

     North America                          $     576.7          $     556.9
     Latin America                                535.3                565.1
     Europe                                       444.7                448.2
     Asia/Africa                                  368.5                378.8
                                            -----------          -----------
     Total Oral, Personal and
          Household Care                        1,925.2              1,949.0
     Total Pet Nutrition                          270.0                263.2
                                            -----------          -----------
     Net Sales                              $   2,195.2          $   2,212.2
                                            ===========          ===========

     Earnings

     North America                          $     143.6          $     127.5
     Latin America                                158.1                158.6
     Europe                                        95.5                 85.2
     Asia/Africa                                   55.0                 55.5
                                            -----------          -----------
     Total Oral, Personal and
          Household Care                          452.2                426.8
     Total Pet Nutrition                           65.5                 62.5
     Corporate overhead and other                 (57.0)               (47.8)
                                            -----------          -----------
     Earnings before interest and taxes           460.7                441.5
     Interest expense, net                        (34.9)               (43.6)
                                            -----------          -----------
     Income before income taxes             $     425.8          $     397.9
                                            ===========          ===========

9. Reference is made to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 for a complete set of financial notes including the Company's significant accounting policies.

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations
---------------------

Worldwide sales were $2,195.2 in the first quarter of 2002 reflecting unit volume gains of 2.5% offset by a decline in foreign currencies. Sales, excluding divestments, decreased 0.5% and would have risen 3% excluding the effect of foreign currency declines.

First quarter sales in the Oral, Personal and Household Care segment were $1,925.2 down 1.0% from 2001 on volume growth of 2.5% offset by foreign currencies.

Colgate-North America sales grew 3.5% in the first quarter of 2002 to $576.7 as volume gains of 3.0% were primarily driven by new product sales and market share gains. Volume and market share gains in the Oral Care category were attributable to recently introduced products including Colgate Total Plus Whitening and Colgate Fresh Confidence toothpastes and Colgate Motion battery-powered toothbrush. In the Personal Care category, Lady Speed Stick Invisible Dry and Speed Stick Power of Nature deodorants and Softsoap Vitamins with vitamin E body wash contributed to increased volume and market shares in the region.

Colgate-Latin America sales decreased 5.0%, excluding divestments, to $535.3 due to volume declines of 1.0% and the impact of foreign currency. Volume gains in Colombia, the Dominican Republic, Ecuador and Peru were offset by volume declines in Brazil, Mexico and Argentina. Excluding the impact of foreign currency, continuing sales would have risen 1%. Despite the volume declines in the region, recently introduced products such as Colgate Triple Action and Colgate Herbal White toothpastes and Colgate Active Flexible and Colgate
Premier Ultra toothbrushes helped to strengthen our market share leadership in the Oral Care category. In the Personal and Household Surface Care categories, recently introduced products including Mennen Speed Stick Power of Nature deodorants, Fabuloso Lavender liquid cleaner and Axion Apple Fantasy dishwashing paste experienced volume gains in the region.

Colgate-Europe sales decreased 1.0% to $444.7 as volume gains of 4.0% were negatively impacted by the weakened euro. Excluding currency, sales would have risen 3% largely due to volume gains in the United Kingdom, the Nordic Group, Russia, Poland, Portugal and Greece. Volume and market share gains within the region were primarily due to recently introduced products including Colgate Herbal and Colgate Total Plus Whitening toothpastes, Colgate Motion battery-powered toothbrush and Colgate Zig Zag manual toothbrush. Contributing to growth in the Personal and Household Surface Care categories in the region were recently introduced products including Palmolive Aromatherapy shower gel and bath foam, Palmolive Fruit Essentials translucent bar soap, Ajax glass and all purpose cleaner wipes, and Ajax Floral Fiesta powder scourer.

Colgate-Asia/Africa sales decreased 3.0% to $368.5 as volume gains of 3.5% were negatively impacted by foreign currency. Excluding currency, sales would have risen 2%. The strongest volume gains were achieved in Australia, New Zealand, Malaysia, Hong Kong, Vietnam and South Africa. Volume gains were led by recently introduced products including Colgate Triple Action, Colgate Herbal White and Colgate Fresh Confidence toothpastes, Protex Herbal soap and talc, Palmolive Fresh soap and Softlan fabric conditioner.

Sales in the Pet Nutrition segment increased 2.5% to $270.0 on volume gains of 4.0% with volume increases in North America and internationally. Excluding currency, sales would have risen 5%. Hill's experienced volume and market share growth in the North American specialty retail and veterinary channels led by recently introduced products including Science Diet Oral Care for cats and dogs, and Prescription Diet Canine b/d, a

                            COLGATE-PALMOLIVE COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

clinically proven product that reduces the signs of canine brain aging. Internationally, volume gains in Europe, Asia and the South Pacific were partially offset by declines in Latin America, which was affected by the local economic conditions.

Worldwide gross profit margin for the first quarter of 2002 increased to 54.8% from 53.4% in 2001 as the Company continued to benefit from continued streamlining of manufacturing, global sourcing and other cost reduction programs.

Selling, general and administrative expenses as a percentage of sales increased slightly to 33.8% in 2002 from 33.4% in 2001. The non-cash benefit of reduced amortization expense from the adoption of SFAS 142 was offset by an increase in non-cash pension and benefit costs and unrealized losses on foreign currency contracts. These contracts are an economic hedge of certain foreign currency debt but do not qualify for hedge accounting.

Earnings before interest and taxes (EBIT) increased 4% to $460.7, and reached a level of 21.0% of sales versus 20.0% in the same year ago period.

Interest expense, net of interest income decreased to $34.9 in the 2002 first quarter as compared with $43.6 in 2001 due to the effect of lower interest rates partially offset by higher debt levels in 2002.

The effective tax rate was 32.0% and 32.7% in the first quarter of 2002 and 2001, respectively. The 32.0% reflects the Company's current estimate of its full year effective income tax rate which is slightly higher than the 2001 full year rate of 31.3%.

First quarter 2002 net income increased 8% to $289.7 while diluted earnings per share increased 11% to $0.49. If first quarter 2001 results were adjusted for the impact of SFAS 142, EBIT, net income and diluted earnings per share would have been $455.5, $279.1 and $.45, respectively.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations decreased 6% to $324.1 in the first quarter of 2002 compared with $344.2 in 2001. The decrease results from increased tax payments of $133.2 in 2002 versus $44.3 in 2001. The 2002 tax payments include $40.7 related to 2001 fourth quarter estimated tax payments that were deferred into the first quarter of 2002 under a U.S. Government relief granted to New York City based corporate taxpayers due to the September 11th terrorist attacks. The increased tax payments are also due to the Company's increasing profitability and proper application of estimated tax payment rules further deferring payments into 2002. Accordingly, total tax payments for the 2002 fiscal year are expected to exceed payments made in the prior year.

At March 31, 2002, $623.4 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding available sources of liquidity and capital.

                            COLGATE-PALMOLIVE COMPANY


 PART II.      OTHER INFORMATION
 --------      -----------------

--------------------------------------------------------------------------------

Item 1.        Legal Proceedings
-------        -----------------

               For information regarding legal matters refer to Item 3 on page 4 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and Note 14 to the consolidated financial statements included therein on page 38.

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


                                 COLGATE-PALMOLIVE COMPANY
                                 -------------------------
                                        (Registrant)

                                 Principal Financial Officer:


April 30, 2002                   /s/  Stephen C. Patrick
                                 --------------------------------------
                                      Stephen C. Patrick
                                      Chief Financial Officer

                                 Principal Accounting Officer:


April 30, 2002                   /s/  Dennis J. Hickey
                                 -------------------------------------
                                      Dennis J. Hickey
                                      Vice President and
                                      Corporate Controller