Form 10-Q
period 2002-06-30
COLGATE PALMOLIVE CO
filed 2002-08-02
CIK 21665

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                   .
                               --------------------    ------------------

                          Commission File Number 1-644
                                                 -----

                            COLGATE-PALMOLIVE COMPANY
                            -------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               13-1815595
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

   300 PARK AVENUE, NEW YORK, NEW YORK                    10022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         Class                 Shares Outstanding                     Date
-------------------------   -------------------------         ------------------
 Common, $1.00 par value           542,588,723                   June 30, 2002

PART I.       FINANCIAL INFORMATION

                            COLGATE-PALMOLIVE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                                       --------                         --------

                                                                 2002             2001             2002            2001
                                                                 ----             ----             ----            ----
Net sales                                                     $  2,297.0       $  2,238.7       $  4,492.2      $  4,450.9
Cost of sales                                                    1,053.0          1,050.5          2,045.4         2,082.3
                                                              ----------       ----------       ----------      ----------
Gross profit                                                     1,244.0          1,188.2          2,446.8         2,368.6

Selling, general and administrative
    expenses                                                       726.2            718.6          1,468.3         1,457.5
                                                              ----------       ----------       ----------      ----------
Operating profit                                                   517.8            469.6            978.5           911.1

Interest expense                                                    39.1             45.9             76.0            93.3
Interest income                                                     (2.0)            (3.0)            (4.0)           (6.8)
                                                              ----------       ----------       ----------      ----------

Income before income taxes                                         480.7            426.7            906.5           824.6
Provision for income taxes                                         153.7            139.5            289.8           269.5
                                                              ----------       ----------       ----------      ----------

Net income                                                    $    327.0       $    287.2       $    616.7      $    555.1
                                                              ==========       ==========       ==========      ==========

Earnings per common share:

     Basic                                                    $      .59       $      .50       $     1.11      $      .97
                                                              ==========       ==========       ==========      ==========

     Diluted                                                  $      .55       $      .47       $     1.04      $      .91
                                                              ==========       ==========       ==========      ==========

Dividends declared per common share*                          $     -          $     -          $      .36      $      .32
                                                              ==========       ==========       ==========      ==========



* Includes two dividend declarations in each of the first quarter periods.

See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                               ASSETS


                                                                     June 30,               December 31,
                                                                       2002                     2001
                                                                    -----------             -----------

Current assets:
     Cash and cash equivalents                                      $     247.4             $     172.7
     Receivables (less allowances of $44.9 and $45.6)                   1,164.6                 1,124.9
     Inventories                                                          713.5                   677.0
     Other current assets                                                 232.1                   228.8
                                                                    -----------             -----------
                                                                        2,357.6                 2,203.4

Property, plant and equipment:
     Cost                                                               4,500.3                 4,408.9
     Less:  Accumulated depreciation                                    2,043.6                 1,895.4
                                                                    -----------             -----------
                                                                        2,456.7                 2,513.5
Goodwill and other intangible assets                                    1,837.1                 1,904.0
Other assets                                                              482.8                   363.9
                                                                    -----------             -----------
                                                                    $   7,134.2             $   6,984.8
                                                                    ===========             ===========











See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Dollars in Millions)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 June 30,             December 31,
                                                                   2002                  2001
                                                                ----------            ----------

Current liabilities:
     Notes and loans payable                                    $    136.1            $    101.6
     Current portion of long-term debt                               353.9                 325.5
     Accounts payable                                                663.5                 678.1
     Accrued income taxes                                            144.3                 195.0
     Other accruals                                                  869.9                 823.3
                                                                ----------            ----------
                                                                   2,167.7               2,123.5

Long-term debt                                                     3,283.7               2,812.0
Deferred income taxes                                                450.3                 480.6
Other liabilities                                                    759.9                 722.3

Shareholders' equity:
     Preferred stock                                                 332.0                 341.3
     Common stock                                                    732.9                 732.9
     Additional paid-in capital                                    1,136.2               1,168.7
     Retained earnings                                             6,052.5               5,643.6
     Accumulated other comprehensive income                       (1,683.4)             (1,491.2)
                                                                ----------            ----------
                                                                   6,570.2               6,395.3
     Unearned compensation                                          (342.3)               (345.4)
     Treasury stock, at cost                                      (5,755.3)             (5,203.5)
                                                                ----------            ----------
                                                                     472.6                 846.4
                                                                ----------            ----------
                                                                $  7,134.2            $  6,984.8
                                                                ==========            ==========




See Notes to Condensed Consolidated Financial Statements.

                            COLGATE-PALMOLIVE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Dollars in Millions)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended
                                                                                  June 30,
                                                                           2002                  2001
                                                                         --------             ---------

Operating Activities:
Net income                                                                $ 616.7              $  555.1
Adjustments to reconcile net income to net cash
    provided by operations:
       Depreciation and amortization                                        145.2                 167.2
       Deferred income taxes                                                (21.5)                 12.5
       Cash effects of changes in:
         Receivables                                                         (5.0)                  0.8
         Inventories                                                        (41.6)                (48.6)
         Accounts payable and other accruals                                 47.3                (126.1)
         Income taxes payable                                               (27.5)                 28.9
         Other non-current assets and liabilities                           (14.5)                 32.1
                                                                          -------              --------
    Net cash provided by operating activities                               699.1                 621.9

Investing Activities:

Capital expenditures                                                       (121.6)               (122.3)
Voluntary long-term investment in benefit plan assets                       (50.0)                (44.8)
(Investment in) sale of marketable securities                                (8.8)                  0.9
Payments for acquisitions, net of cash acquired                               -                   (10.2)
Other                                                                       (13.0)                  8.7
                                                                          -------              --------
    Net cash used for investing activities                                 (193.4)               (167.7)

Financing Activities:

Principal payments on debt                                                 (310.9)               (190.9)
Proceeds from issuance of debt                                              701.4                 660.3
Dividends paid                                                             (207.8)               (187.1)
Purchase of common stock                                                   (631.5)               (706.0)
Other                                                                        16.8                  17.4
                                                                          -------              --------
    Net cash used for financing activities                                 (432.0)               (406.3)

Effect of exchange rate changes on
    cash and cash equivalents                                                 1.0                  (3.4)
                                                                          -------              ---------
Net increase in cash and cash equivalents                                    74.7                  44.5
Cash and cash equivalents at beginning of period                            172.7                 206.6
                                                                          -------              --------
Cash and cash equivalents at end of period                                $ 247.4              $  251.1
                                                                          =======              ========

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

2. Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions. Such amounts are recorded in the year incurred and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or annual sales.

3.   Sales Incentives and Promotional Expenses

     On January 1, 2002, the Company adopted the requirements of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14 "Accounting for Certain Sales Incentives" and Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" that relate to the classification of various types of sales incentives and promotional expenses. Under this guidance, the Company's net sales reflect units shipped at selling list prices reduced by sales returns and the cost of current and continuing promotional programs. Current promotional programs are predominantly new product listing allowances, which are recorded at the beginning of the program, and introductory price reductions, which are reflected in net sales as the products are sold to the trade. Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements with trade customers. The redemption cost of consumer coupons is based on historical redemption experience and is recorded when coupons are distributed. Volume-based incentives offered to trade customers are based on the estimated cost of the program and are recorded as products are sold.

     The adoption of this new accounting resulted in the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales, but had no impact on the Company's net income or earnings per share. The Condensed Consolidated Statements of Income reflect these reclassifications which reduced net sales and cost of sales by $90.9 and $0.5, respectively, for the three months ended June 30, 2001, and $171.3 and $1.5, respectively, for the six months ended June 30, 2001, with an offsetting reduction in selling, general and administrative expenses.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars and Shares in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

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

      In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months and six months ended June 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

                                             Three Months Ended June 30, 2001            Six Months Ended June 30, 2001
                                         ---------------------------------------     --------------------------------------
                                         Net Income     Basic EPS    Diluted EPS     Net Income    Basic EPS    Diluted EPS
                                         ----------     ---------    -----------     ----------    ---------    -----------
      Reported                             $  287.2       $ .50         $ .47          $  555.1       $  .97        $ .91
      Add: amortization adjustment             11.0         .02           .02              22.2          .04          .03
                                           --------       -----         -----          --------       ------        -----
      Adjusted                             $  298.2       $ .52         $ .49          $  577.3       $ 1.01        $ .94
                                           ========       =====         =====          ========       ======        =====

      The net carrying value of goodwill and other intangible assets as of June 30, 2002 is comprised of the following:

      Goodwill                                       $   1,223.6
      Indefinite life intangible assets                    357.5
      Finite life intangible assets                        256.0
                                                     -----------
                                                     $   1,837.1
                                                     ===========

      The change in the net carrying amount of goodwill and other intangible assets during the three months and six months ended June 30, 2002 is due to the impact of foreign currency translation adjustments and amortization of finite life intangible assets.

      The net carrying value of goodwill as of June 30, 2002 by operating segment is as follows:

      North America                                  $     253.4
      Latin America                                        483.5
      Europe                                               368.9
      Asia/Africa                                          102.8
                                                     -----------
      Total Oral, Personal and
          Household Care                                 1,208.6
      Total Pet Nutrition                                   15.0
                                                     -----------
                                                     $   1,223.6
                                                     ===========

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars and Shares in Millions Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

         Finite life intangible assets as of June 30, 2002, subject to amortization expense, are comprised of the following:


                                                   Gross Carrying        Accumulated
                                                       Amount            Amortization               Net
                                                       ------            ------------               ---
         Trademarks                                   $   368.8            $  (117.3)            $   251.5
         Other                                             42.7                (38.2)                  4.5
                                                      ---------            ----------            ---------
                                                      $   411.5            $  (155.5)            $   256.0
                                                      =========            ==========            =========

         Amortization expense for trademarks and other intangible assets with finite lives was $3.1 and $6.3 for the three months and six months ended June 30, 2002, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $12.0.

5.       Inventories by major classes were as follows:

                                                                              June 30,            December 31,
                                                                                2002                   2001
                                                                               ------             ------------
         Raw materials and supplies                                           $   187.2             $   188.0
         Work-in-process                                                           31.9                  27.9
         Finished goods                                                           494.4                 461.1
                                                                              ---------             ---------
                                                                              $   713.5             $   677.0
                                                                              =========             =========

6.       Earnings Per Share:

                                       Three Months Ended June 30, 2002        Three Months Ended June 30, 2001
                                       --------------------------------        --------------------------------
                                                                  Per                                      Per
                                        Income      Shares       Share           Income      Shares       Share
                                        ------      ------       -----           ------      ------       -----

         Net income                      $327.0                                  $287.2
         Preferred dividends               (5.4)                                   (5.0)
                                         ------                                  ------

            Basic EPS                     321.6      545.0        $.59            282.2       560.6        $.50
                                                                  ====                                     ====

         Stock options                                 7.5                                      8.9
         ESOP conversion                    5.2       39.3                          4.9        41.2
                                         ------      -----                       ------       -----

            Diluted EPS                  $326.8      591.8        $.55           $287.1       610.7        $.47
                                         ======      =====        ====           ======       =====        ====

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            (Dollars and Shares in Millions Except Per Share Amounts)

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------

                                        Six Months Ended June 30, 2002          Six Months Ended June 30, 2001
                                        ------------------------------          ------------------------------
                                                                  Per                                     Per
                                         Income     Shares       Share          Income      Shares       Share
                                         ------     ------       -----          ------      ------       -----
     Net income                          $616.7                                 $555.1
     Preferred dividends                  (11.1)                                 (10.1)
                                         ------                                 ------

         Basic EPS                        605.6      547.1       $1.11           545.0       562.6        $.97
                                                                 =====                                    ====

     Stock options                                     7.7                                     9.1
     ESOP conversion                       10.9       39.7                         9.9        41.4
                                         ------      -----                      ------       -----

         Diluted EPS                     $616.5      594.5       $1.04          $554.9       613.1        $.91
                                         ======      =====       =====          ======       =====        ====

7.   Comprehensive income

     Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2002 and 2001 was $155.8 and $280.6, respectively. Total comprehensive income for the six months ended June 30, 2002 and 2001 was $424.5 and $480.8, respectively. The difference from net income primarily consists of foreign currency translation adjustments, predominantly in Latin America. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

                            COLGATE-PALMOLIVE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Dollars in Millions)

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------

8.    Segment information:

                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                      2002              2001                2002              2001
                                                 ------------      ------------         -----------      -----------
     Net Sales

     North America                               $     553.0       $     560.6          $  1,129.7       $   1,117.5
     Latin America                                     587.0             591.1             1,122.3           1,156.2
     Europe                                            489.8             453.0               934.5             901.2
     Asia/Africa                                       375.0             364.1               743.5             742.9
                                                 -----------       -----------          ----------       -----------
     Total Oral, Personal and Household
       Care                                          2,004.8           1,968.8             3,930.0           3,917.8
     Total Pet Nutrition                               292.2             269.9               562.2             533.1
                                                 -----------       -----------          ----------       -----------
     Net Sales                                   $   2,297.0       $   2,238.7          $  4,492.2       $   4,450.9
                                                 ===========       ===========          ==========       ===========

     Earnings

     North America                               $     136.2       $     137.7          $    279.8       $     265.2
     Latin America                                     171.1             162.1               329.2             320.7
     Europe                                             99.3              86.7               194.8             171.9
     Asia/Africa                                        57.5              49.2               112.5             104.7
                                                 -----------       -----------          ----------       -----------
     Total Oral, Personal and Household
       Care                                            464.1             435.7               916.3             862.5
     Total Pet Nutrition                                86.6              75.1               152.1             137.6
     Corporate overhead and other                      (32.9)            (41.2)              (89.9)            (89.0)
                                                 -----------       -----------          ----------       -----------
     Operating profit                                  517.8             469.6               978.5             911.1

     Interest expense, net                             (37.1)            (42.9)              (72.0)            (86.5)
                                                 -----------       -----------          ----------       -----------
     Income before income taxes                  $     480.7       $     426.7          $    906.5       $     824.6
                                                 ===========       ===========          ==========       ===========

     The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of the operating segments because it excludes the impact of corporate-
     driven decisions affecting interest expense and income taxes. Segment operating profit is reconciled in the table above to operating profit as shown on the Condensed Consolidated Statements of Income.

                            COLGATE-PALMOLIVE COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Results of Operations

Worldwide sales reached $2,297.0 in the second quarter of 2002. Sales increased 3.0%, excluding divestitures, as compared to the 2001 second quarter, reflecting unit volume gains of 4.0% offset by a decline in foreign currencies. Sales would have risen 4.0%, excluding the effect of foreign exchange.

Second quarter sales in the Oral, Personal and Household Care segment were $2,004.8 up 2.0% from 2001 on volume growth of 3.5% offset by foreign currencies.

Colgate-North America sales declined 1.5% in the second quarter of 2002 to $553.0 on volume gains of 2.5%, offset by modest foreign currency declines in Canada and the Caribbean, and increased promotional spending. Volume growth was driven by products such as Colgate Total Plus Whitening and Colgate Fresh Confidence toothpastes, Palmolive Spring Sensations dishwashing liquid, Irish Spring Vitamins bar soap and Softsoap Vitamins body wash.

Colgate-Latin America sales, excluding divested businesses, were generally flat at $587.0 on volume gains of 3.5%, offset by the impact of foreign exchange. Volume growth in Mexico, Brazil, Colombia, Venezuela, the Dominican Republic and Peru was partially offset by volume declines in Argentina. Excluding the impact of foreign currency, continuing sales would have risen 10%. Recent introductions driving growth in Oral Care include Colgate Total Plus Whitening, Colgate Herbal and Colgate Herbal Plus Whitening toothpastes, and Colgate Active Flexible and Colgate Premier Ultra toothbrushes. Contributing to growth in the Personal Care category were Palmolive Naturals and Caprice hair care lines, Mennen Power of Nature deodorants and Lady Speed Stick boutique scented deodorants.

Colgate-Europe sales increased 8.0% to $489.8 on volume gains of 4.5% and the impact of the stronger Euro. Sales in local currencies increased 2%. Volume increases were achieved in the United Kingdom, France, Hungary, Russia and Turkey. Colgate Total Plus Whitening, Colgate Herbal and Colgate Tartar ControlPlus Whitening toothpastes and Colgate 2in1 toothpaste and mouthwash contributed to gains in Oral Care. Recently introduced products adding to volume gains in other categories include Palmolive Aromatherapy shower gel and bath foam, Palmolive Fruit Essentials bar soap, Lady Speed Stick Invisible Dry deodorant, Soupline Lily of the Valley fabric conditioner and Ajax glass and all purpose cleaner wipes.

Colgate-Asia/Africa sales increased 3.0% to $375.0 on volume gains of 4.5%. Volume growth was driven by China, Malaysia, Thailand, Taiwan, the Philippines, Vietnam, Senegal and South Africa. Growth in Oral Care in this region was led by Colgate Herbal, Colgate Herbal Plus Whitening and Colgate Triple Action toothpastes and Colgate 2in1 toothpaste and mouthwash. Also contributing to volume growth in this region was the performance of Palmolive Naturals shampoo and bar soap.

                            COLGATE-PALMOLIVE COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Hill's Pet Nutrition sales increased 8.5% to $292.2 in the second quarter on unit volume gains of 6.0%. Domestic volume rose as a result of veterinary endorsements and innovative new products featuring antioxidant benefits, weight management and geriatric focused programs. Internationally, Hill's volume growth was led by Europe, Asia and South Pacific, partially offset by volume declines in Latin America resulting from local economic conditions. The recent launch of Science Diet Oral Care contributed to gains across these regions.

Sales in the Oral, Personal and Household Care segment for the six months ended June 30, 2002 increased slightly to $3,930.0 from the comparable period in 2001 as volume rose 3.0% offset by a decline in foreign currencies. Within this segment, Colgate-North America sales increased 1.0% on volume growth of 3.0%; Colgate-Latin America sales decreased 2.5%, excluding divested businesses, on volume growth of 1.5% due to declines in foreign currencies; Colgate-Europe sales increased 3.5% on volume growth of 4.5%; and Colgate-Asia/Africa sales were flat on volume growth of 4.0%, offset by foreign currency declines. Hill's sales increased 5.5% to $562.2 on volume gains of 5.0% for the six months ended June 30, 2002 as compared to 2001.

Worldwide gross profit margin for the second quarter of 2002 increased to 54.2% from 53.1% for the comparable period in 2001 and to 54.5% from 53.2% for the first half of 2002 as compared to 2001. The Company continued to benefit from manufacturing cost reduction initiatives, global sourcing and other cost reduction programs.

Selling, general and administrative expenses as a percentage of sales decreased to 31.6% in the second quarter of 2002 from 32.1% in 2001, and were 32.7% in the first half of both 2002 and 2001. The decrease in the second quarter was due to unrealized gains on foreign currency (Euro) contracts, partially offset by the negative impact of other foreign currencies.

Operating profit increased 10% to $517.8 in the second quarter of 2002, and reached a level of 22.5% of sales versus 21.0% in second quarter of 2001. For the first half of 2002, operating profit increased 7% to $978.5, a level of 21.8% of sales as compared to 20.5% in 2001.

Interest expense, net of interest income, decreased to $37.1 in the second quarter of 2002 compared with $42.9 in 2001 and to $72.0 in the first half of 2002 compared with $86.5 in 2001. Decreases in these periods were due to lower interest rates partially offset by higher debt levels in 2002.

The effective tax rate for the second quarter and first half of 2002 was 32.0% versus 32.7% for the comparable periods of 2001. The 32.0% rate reflects the Company's current estimate of its full year effective income tax rate.

                            COLGATE-PALMOLIVE COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 (Dollars in Millions Except Per Share Amounts)

--------------------------------------------------------------------------------

Net income for the second quarter of 2002 increased 14% to $327.0 or $.55 per share on a diluted basis compared with $287.2 or $.47 per share in the prior year. For the first half of 2002, net income increased 11% to $616.7 or $1.04 per share on a diluted basis compared with $555.1 or $.91 per share in the prior year. If results for the second quarter and first half of 2001 were adjusted for the impact of the change in accounting for goodwill and intangible assets (SFAS
142), operating profit, net income and diluted earnings per share for 2001 would have been $483.2, $298.2 and $.49 for the second quarter and $938.7, $577.3 and $.94 for the first half. Net income for the second quarter of 2002 includes a one-time $2 million after-tax loss comprised of a $13 million after-tax gain related to the settlement of a legal matter, offset by $15 million of after-tax charges associated with unrelated legal proceedings and certain rationalization programs. The impact of foreign exchange resulted in a net $6 million gain after-tax in the second quarter related to the strong Euro, as discussed above, partially offset by other foreign exchange negatives, primarily in Latin America. The impact of foreign exchange in the first half resulted in a net $7 million charge after-tax driven by foreign currencies in Latin America.

Liquidity and Capital Resources

Net cash provided by operations increased 12% to $699.1 in the first half of 2002 compared with $621.9 in 2001 as a result of improved profitablity and working capital management. Net cash from operations is net of increased tax payments of $338.8 in 2002 versus $228.1 in 2001. The 2002 tax payments include $40.7 in estimated tax payments for the fourth quarter of 2001 which were deferred to the first quarter of 2002 pursuant to U.S. Government relief granted to New York City based corporate taxpayers due to the September 11th terrorist attacks. Total tax payments for 2002 are expected to exceed payments made in the prior year.

During the first half of 2002, net proceeds from the issuance of debt were $390.5, used primarily to fund common stock repurchases.

At June 30, 2002, $521.2 of commercial paper was classified as long-term debt in accordance with the Company's intent and ability to refinance these obligations on a long-term basis.

Certain of the Company's financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt. The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

Reference should be made to the Company's 2001 Annual Report on Form 10-K for additional information regarding liquidity and capital resources.

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

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company's annual meeting of stockholders was held on May 8, 2002. The matters voted on and the results of the vote were as follows:

               (a) Jill K. Conway, Ronald E. Ferguson, Carlos M. Gutierrez, Ellen M. Hancock, David W. Johnson, Richard
                         J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:

                                                          Votes Received         Votes Withheld
                                                          --------------         --------------
                         Jill K. Conway                     490,336,620              10,540,365
                         Ronald E. Ferguson                 490,571,914              10,305,071
                         Carlos M. Gutierrez                493,149,610               7,727,375
                         Ellen M. Hancock                   490,023,389              10,853,596
                         David W. Johnson                   492,724,431               8,152,554
                         Richard J. Kogan                   493,058,597               7,818,388
                         Delano E. Lewis                    493,018,017               7,858,968
                         Reuben Mark                        493,170,378               7,706,607
                         Howard B. Wentz, Jr.               490,129,377              10,747,608

               (b) A stockholder proposal regarding workplace human rights was not approved. The results of the vote were as follows:

                           Votes For             Votes Against              Abstentions            Broker Non-Votes
                         -------------           -------------              -----------            ----------------
                          33,732,661             367,360,769                28,460,813                71,322,742

                            COLGATE-PALMOLIVE COMPANY

--------------------------------------------------------------------------------

  Item 6.      Exhibits and Reports on Form 8-K

               (a)  Exhibits:

Exhibit             Exhibit 4-A        Amendment, dated as of March 14, 2002, to
                                       the Rights Agreement between First
                                       Chicago Trust Company of New York and
                                       Colgate-Palmolive Company dated
                                       October 23, 1998.

                    Exhibit 10-N U.S. $1,250,000,000 Five Year Credit Agreement dated as of May 10, 2002 among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, JP Morgan Chase Bank and Societe Generale as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Salomon Smith Barney, Inc. as Arranger.

                    Exhibit 12         Ratio of Earnings to Fixed Charges.

                    Exhibit 99-A Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    Exhibit 99-B Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K.

                    On April 12, 2002 the Company filed a report on Form 8-K including certain reclassified income statement information for 2001 and 2000 pursuant to new accounting requirements enacted by the Emerging Issues Task Force.

                    On May 16, 2002 the Company filed a report on Form 8-K relating to the change in its certifying accountant.

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

                                         COLGATE-PALMOLIVE COMPANY
                                         -------------------------
                                                (Registrant)


                                         Principal Executive Officer:


August 2, 2002                            /s/  Reuben Mark
                                         ---------------------------------------
                                               Reuben Mark
                                            Chairman and Chief Executive Officer

                                         Principal Financial Officer:

August 2, 2002                            /s/  Stephen C. Patrick
                                         ---------------------------------------
                                               Stephen C. Patrick
                                            Chief Financial Officer


                                         Principal Accounting Officer:

August 2, 2002                            /s/  Dennis J. Hickey
                                         ---------------------------------------
                                               Dennis J. Hickey
                                              Vice President and
                                             Corporate Controller