Form 10-Q
period 2002-09-30
COLGATE PALMOLIVE CO
filed 2002-11-06
CIK 21665

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 1-644

COLGATE-PALMOLIVE COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	13-1815595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 PARK AVENUE, NEW YORK, NEW YORK	10022
(Address of principal executive offices)	(Zip Code)

(212) 310-2000
(Registrant’s telephone number, including area code)

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date:

Class	Shares Outstanding	Date

Common, $1.00 par value	538,263,274	October 31, 2002

PART I.      FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$2,381.7	$2,304.9	$6,873.9	$6,755.8
Cost of sales	1,079.1	1,072.5	3,124.5	3,154.8

Gross profit	1,302.6	1,232.4	3,749.4	3,601.0
Selling, general and administrative expenses	788.5	757.0	2,256.8	2,214.5

Operating profit	514.1	475.4	1,492.6	1,386.5
Interest expense	40.7	46.2	116.7	139.5
Interest income	(2.0)	(2.7)	(6.0)	(9.5)

Income before income taxes	475.4	431.9	1,381.9	1,256.5
Provision for income taxes	144.7	135.7	434.5	405.2

Net income	$330.7	$296.2	$947.4	$851.3

Earnings per common share:
Basic	$.60	$.52	$1.71	$1.49

Diluted	$.57	$.49	$1.60	$1.40

Dividends declared per common share	$.18	$.18	$.54	$.50

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

ASSETS

	September 30, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$200.7	$172.7
Receivables (net of allowances of $44.9 and $45.6)	1,129.0	1,124.9
Inventories	689.6	677.0
Other current assets	214.2	228.8

	2,233.5	2,203.4
Property, plant and equipment:
Cost	4,488.1	4,408.9
Less: Accumulated depreciation	2,075.2	1,895.4

	2,412.9	2,513.5
Goodwill and other intangible assets	1,757.2	1,904.0
Other assets	524.7	363.9

	$6,928.3	$6,984.8

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2002	December 31, 2001

Current liabilities:
Notes and loans payable	$126.9	$101.6
Current portion of long-term debt	444.1	325.5
Accounts payable	653.8	678.1
Accrued income taxes	127.2	195.0
Other accruals	938.9	823.3

	2,290.9	2,123.5
Long-term debt	3,072.1	2,812.0
Deferred income taxes	475.2	480.6
Other liabilities	766.7	722.3
Shareholders’ equity:
Preferred stock	325.8	341.3
Common stock	732.9	732.9
Additional paid-in capital	1,119.2	1,168.7
Retained earnings	6,285.2	5,643.6
Accumulated other comprehensive income	(1,812.3)	(1,491.2)

	6,650.8	6,395.3
Unearned compensation	(340.3)	(345.4)
Treasury stock, at cost	(5,987.1)	(5,203.5)

	323.4	846.4

	$6,928.3	$6,984.8

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities:
Net income	$947.4	$851.3
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	218.7	250.2
Deferred income taxes	16.1	60.8
Cash effects of changes in:
Receivables	(17.8)	27.8
Inventories	(34.4)	(64.2)
Accounts payable and other accruals	148.8	(88.2)
Income taxes payable	(30.6)	42.9
Other non-current assets and liabilities	5.3	17.2

Net cash provided by operating activities	1,253.5	1,097.8
Investing Activities:
Capital expenditures	(214.0)	(199.5)
Voluntary long-term investment in benefit plan assets	(50.0)	(55.7)
Other	(13.0)	1.7

Net cash used for investing activities	(277.0)	(253.5)
Financing Activities:
Principal payments on debt	(624.2)	(195.8)
Proceeds from issuance of debt	857.8	762.1
Dividends paid	(305.8)	(287.7)
Purchase of common stock	(903.9)	(1,059.2)
Other	27.1	21.0

Net cash used for financing activities	(949.0)	(759.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.7)

Net increase in cash and cash equivalents	28.0	83.0
Cash and cash equivalents at beginning of period	172.7	206.6

Cash and cash equivalents at end of period	$200.7	$289.6

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Millions Except Per Share Amounts)
(Unaudited)

1.

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation of the results for interim periods.  Results of operations for the interim periods may not be representative of results to be expected for a full year.

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 for a complete set of financial notes including the Company’s significant accounting policies.

2.

Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions.  Such amounts are recorded in the year incurred and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or annual sales.

3.	Sales Incentives and Promotional Expenses

On January 1, 2002, the Company adopted the requirements of the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) Issue No. 00-14 “Accounting for Certain Sales Incentives” and Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” that relate to the classification of various types of sales incentives and promotional expenses. Under this guidance, the Company’s net sales reflect units shipped at selling list prices reduced by sales returns and the cost of current and continuing promotional programs.  Current promotional programs are predominantly new product listing allowances, which are recorded at the beginning of the program, and introductory price reductions, which are reflected in net sales as the products are sold to the trade.  Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements with trade customers. The redemption cost of consumer coupons is based on historical redemption experience and is recorded when coupons are distributed.  Volume-based incentives offered to trade customers are based on the estimated cost of the program and are recorded as products are sold.

The adoption of this new accounting resulted in the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales, but had no impact on the Company’s net income or earnings per share. The Condensed Consolidated Statements of Income reflect these reclassifications which reduced net sales by $86.3 and increased cost of sales by $0.5, for the three months ended September 30, 2001, and decreased net sales and cost of sales by $257.6 and $1.0, respectively, for the nine months ended September 30, 2001, with an offsetting reduction in selling, general and administrative expenses.

4.	Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002.  Under the new standard, goodwill and indefinite life intangible assets, such as the Company’s global brands, are no longer amortized but are subject to annual impairment tests.  Other intangible assets with finite lives, such as non-compete agreements, will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Millions Except Per Share Amounts)
(Unaudited)

In accordance with SFAS 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three months and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows:

	Three Months Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2001

	Net Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS

Reported	$296.2	$.52	$.49	$851.3	$1.49	$1.40
Add: amortization adjustment	10.8	.02	.02	33.0	.06	.05

Adjusted	$307.0	$.54	$.51	$884.3	$1.55	$1.45

The net carrying value of goodwill and other intangible assets as of September 30, 2002 is comprised of the following:

Goodwill	$1,147.4
Indefinite life intangible assets	357.5
Finite life intangible assets	252.3

$1,757.2

The change in the net carrying amount of goodwill and other intangible assets during the three months and nine months ended September 30, 2002 is due to the impact of foreign currency translation adjustments and amortization of finite life intangible assets.

The net carrying value of goodwill as of September 30, 2002 by operating segment is as follows:

North America	$249.3
Latin America	412.1
Europe	368.3
Asia/Africa	102.7

Total Oral, Personal and Household Care	1,132.4
Total Pet Nutrition	15.0

$1,147.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Millions Except Per Share Amounts)
(Unaudited)

Finite life intangible assets as of September 30, 2002, subject to amortization expense, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net

Trademarks	$369.0	$(121.0)	$248.0
Other	7.7	(3.4)	4.3

	$376.7	$(124.4)	$252.3

Amortization expense for trademarks and other intangible assets with finite lives was $3.0 and $9.3 for the three months and nine months ended September 30, 2002, respectively.  Annual estimated amortization expense for each of the next five years is expected to approximate $12.0.

5.	Inventories by major classes were as follows:

	September 30, 2002	December 31, 2001

Raw materials and supplies	$179.2	$188.0
Work-in-process	31.5	27.9
Finished goods	478.9	461.1

	$689.6	$677.0

6.	Earnings Per Share:

	Three Months Ended

	September 30, 2002			September 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$330.7			$296.2
Preferred dividends	(5.5)			(5.8)

Basic EPS	325.2	539.4	$.60	290.4	554.5	$.52

Stock options		6.9			8.4
ESOP conversion	5.4	38.7		5.7	40.9

Diluted EPS	$330.6	585.0	$.57	$296.1	603.8	$.49

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Millions Except Per Share Amounts)
(Unaudited)

	Nine Months Ended

	September 30, 2002			September 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$947.4			$851.3
Preferred dividends	(16.6)			(15.9)

Basic EPS	930.8	544.5	$1.71	835.4	559.9	$1.49

Stock options		7.4			8.9
ESOP conversion	16.3	39.4		15.6	41.2

Diluted EPS	$947.1	591.3	$1.60	$851.0	610.0	$1.40

7.	Comprehensive income

Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges.  Total comprehensive income for the three months ended September 30, 2002 and 2001 was $201.8 and $178.7, respectively.  Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $626.3 and $659.5, respectively. The difference from net income primarily consists of foreign currency translation adjustments predominantly in Latin America. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

8.	Contingencies

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the “Seller”), as described in the Company’s Form 8-K dated January 10, 1995.  On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition.  The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $70 million.  The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the “Council”), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and Shares in Millions Except Per Share Amounts)
(Unaudited)

appeals are available within the Brazilian federal courts.  Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously.  In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reals through non-resident current accounts during the 1992 to 1998 time frame.  The Company understands that this examination involves hundreds and possibly thousands of other individuals and companies. The Company learned recently that the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda., the Brazilian subsidiary of the Seller, and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos.  The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s subsidiary.  Management believes, based on the opinion of its Brazilian legal counsel, that this action will be dismissed.  The Company intends to challenge this action vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment which has been determined, at the current exchange rate, to approximate $25 million.  The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts.  Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal.  The Company intends to challenge this assessment vigorously.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position or ongoing cash flows and results of operations.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

9.	Segment Information –

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net Sales
North America	$623.5	$593.7	$1,753.2	$1,711.2
Latin America	533.9	596.7	1,656.2	1,752.9
Europe	532.3	466.5	1,466.8	1,367.7
Asia/Africa	396.0	373.8	1,139.5	1,116.7

Total Oral, Personal and Household Care	2,085.7	2,030.7	6,015.7	5,948.5
Total Pet Nutrition	296.0	274.2	858.2	807.3

Net Sales	$2,381.7	$2,304.9	$6,873.9	$6,755.8

Earnings
North America	$150.1	$135.3	$429.9	$400.5
Latin America	160.5	173.5	489.7	494.2
Europe	110.9	88.0	305.7	259.9
Asia/Africa	58.0	44.0	170.5	148.7

Total Oral, Personal and Household Care	479.5	440.8	1,395.8	1,303.3
Total Pet Nutrition	78.6	68.7	230.7	206.3
Corporate	(44.0)	(34.1)	(133.9)	(123.1)

Operating profit	514.1	475.4	1,492.6	1,386.5
Interest expense, net	(38.7)	(43.5)	(110.7)	(130.0)

Income before income taxes	$475.4	$431.9	$1,381.9	$1,256.5

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of the operating segments because it excludes the impact of corporate-driven decisions affecting interest expense and income taxes.  Segment operating profit is reconciled in the table above to operating profit as shown on the Condensed Consolidated Statements of Income.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $2,381.7 in the third quarter of 2002.  Sales increased 3.5% as compared to the third quarter of 2001, reflecting unit volume gains of 6.0% offset by a decline in foreign currencies. Sales rose 6%, excluding the effect of foreign currency declines.

Third quarter sales in the Oral, Personal and Household Care segment, excluding divestitures, were $2,085.7, up 3.0% from 2001 on volume growth of 6.0% partially offset by a decline in foreign currencies.

Colgate-North America sales grew 5.0% in the third quarter of 2002 to $623.5 on volume gains of 8.5%. Volume increases were attributable to new product introductions such as Colgate Simply White and the continued success of products in the Oral Care category such as Colgate Total Plus Whitening toothpaste and the battery-powered Colgate Motion toothbrush. In the Personal Care category, Softsoap Aromatherapy body wash and liquid hand soaps contributed to increased volume and market shares. Operating profit in North America increased 11% to $150.1 driven by volume gains and higher gross profit margins.

Colgate-Latin America sales, excluding divestitures, decreased 10.0% to $533.9 due to the impact of foreign currency translations, primarily in Venezuela, Brazil and Argentina. Volume increased 3.5% and sales rose 7%, excluding the effect of foreign currency declines. Mexico, Venezuela, Ecuador, Central America, Peru, Chile and the Dominican Republic each contributed healthy volume gains. Recent oral care introductions driving growth include Colgate Fresh Confidence Xtreme Red Gel, Colgate Total Plus Whitening and Colgate Triple Action toothpastes. In Personal Care, recent introductions increasing growth were Palmolive Naturals bar soap, Caprice and Palmolive Naturals hair care lines, and Mennen Speed Stick Power of Nature deodorants.  Volume gains in Household Surface Care were driven by Ajax Fiesta de Flores Energy Flowers and Fabuloso Vibrante Naturaleza liquid cleaners.  Operating profit in Latin America decreased 7% to $160.5 due to foreign currency declines, partially offset by increased volumes.

Colgate-Europe sales increased 14.0% to $532.3 on volume gains of 7.0% and the impact of the stronger Euro.  Sales in local currencies increased 4%. Strong volume increases were achieved in the United Kingdom, Greece, Russia, Turkey, the Czech Republic and Adria. Oral Care volume within the region was driven by the success of Colgate Total Plus Whitening toothpaste and the Colgate Navigator Manual toothbrush. Contributing to growth in the Personal Care category were products such as Palmolive Aromatherapy shower gel, bath foam and liquid hand soap, Palmolive Naturals shampoo and Palmolive Fruit Essentials translucent bar.  Recently introduced products adding to volume gains in other categories include Ajax Fete des Fleurs all-purpose cleaner, Ajax wipes and Soupline Lily of the Valley fabric conditioner.  Operating profit grew 26% to $110.9 in Europe driven by increased margins, efficiencies in advertising spending and the impact of foreign currencies.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Asia/Africa third quarter sales increased 6.0% to $396.0 on volume gains of 4.5%.  China, the Philippines, Thailand, Vietnam, Taiwan, Australia, Fiji, New Zealand, South Africa and Morocco each contributed strong volume gains.  Successful new products driving Oral Care growth in the region include Colgate Total Plus Whitening, Colgate Triple Action, Colgate Herbal and Colgate Herbal White toothpastes, and Colgate Premier Ultra and Colgate Extra Clean manual toothbrushes. In Personal Care, Protex Herbal antibacterial soap and talc drove volume growth throughout the region.  Operating profit increased 32% in Asia/Africa to $58.0 as a result of volume gains and higher gross profit margins.

Hill’s Pet Nutrition sales increased 8.0% to $296.0 on unit volume gains of 6.5% driven by innovative new products such as Science Diet Nature’s Best cat and dog food, veterinary endorsements and merchandising activities.  Hill’s International growth was led by Japan, Australia, New Zealand, Korea, France and the Netherlands.  Operating profit at Hill’s increased 14% to $78.6 driven primarily by increased volumes as well as the continued focus on reducing overhead.

Sales in the Oral, Personal and Household Care segment, excluding divestitures, for the nine months ended September 30, 2002 were $6,015.7, up 1.5% from the comparable period in 2001 as volume rose 4.0%, partially offset by a decline in foreign currencies.  Within this segment, Colgate-North America sales increased 2.5% on volume growth of 5.0%, Colgate-Latin America sales, excluding divested businesses, decreased 5.0% on volume growth of 2.0%, Colgate-Europe sales, excluding divested businesses, increased 7.5% on volume growth of 5.5%, and Colgate-Asia/Africa sales increased 2.0% on volume growth of 4.0%.

Worldwide gross profit margin for the third quarter of 2002 increased to 54.7% from 53.5% in 2001 as the Company continued to benefit from the shift to higher margin businesses, manufacturing cost reduction initiatives, global sourcing and other cost reduction programs.  Gross profit margin for the first nine months of 2002 increased to 54.5% from 53.3% in 2001.

Selling, general and administrative expenses as a percentage of sales increased to 33.1% in the third quarter of 2002 from 32.8% in 2001, primarily as a result of increased advertising expenditures and remained flat at 32.8% for the first nine months of 2002 compared to 2001.

Operating profit increased 8% to $514.1 in the third quarter of 2002, and reached a level of 21.6% of sales versus 20.6% in the third quarter of 2001.  For the first nine months of 2002 operating profit increased 8% to $1,492.6, a level of 21.7% of sales as compared to 20.5% in 2001.

Interest expense, net of interest income, decreased to $38.7 in the 2002 third quarter as compared with $43.5 in 2001. For the first nine months of 2002, interest expense, net of interest income, decreased to $110.7 as compared with $130.0 in 2001, primarily due to the effect of lower interest rates partially offset by higher debt levels in 2002.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the third quarter of 2002 was 30.4% compared to 31.4% in the third quarter of 2001.  The effective rate for the first nine months of 2002 was 31.4% versus 32.2% for the same period in 2001. If 2001 had been adjusted for the impact of SFAS 142, the tax rate for the third quarter and first nine months of 2001 would have been 31.0% and 31.8%, respectively.  The 31.4% rate for the first nine months of 2002 reflects the Company’s current estimate of its full year effective income tax rate.

Net income for the third quarter of 2002 increased 12% to $330.7 or $0.57 per share on a diluted basis compared with $296.2 or $0.49 per share in the prior year. For the first nine months of 2002, net income increased 11% to $947.4 or $1.60 per share on a diluted basis compared with $851.3 or $1.40 per share in the prior year. If results for the third quarter and first nine months of 2001 were adjusted for the impact of the change in accounting for goodwill and intangible assets (SFAS 142), operating profit, net income and diluted earnings per share for 2001 would have been $488.7, $307.0 and $0.51, respectively, for the third quarter and $1,427.4, $884.3 and $1.45 for the first nine months, respectively.

Reference should be made to Note 9, “Segment Information” of the Notes to Condensed Consolidated Financial Statements for a table summarizing segment sales and operating profit.

Liquidity and Capital Resources

Net cash provided by operations increased 14% to $1,253.5 in the first nine months of 2002 compared with $1,097.8 in the comparable period of 2001 as a result of improved profitability and working capital management, partially offset by increased tax payments of $449.0 in 2002 versus $301.5 in 2001.  The 2002 tax payments include $40.7 in estimated tax payments for the fourth quarter of 2001 which were deferred to the first quarter of 2002 pursuant to U.S. Government relief granted to New York City based corporate taxpayers due to the September 11th terrorist attacks.  Total tax payments for 2002 are expected to exceed payments made in the prior year.

During the first nine months of 2002, debt issuance proceeds of $857.8 were used primarily to refinance short-term borrowings and to fund common stock repurchases.

At September 30, 2002, $296.2 of commercial paper was classified as long-term debt in accordance with the Company’s intent and ability to refinance these obligations on a long-term basis.

Certain of the Company’s financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt.  The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions.  Non-compliance with these requirements could ultimately result in the acceleration of amounts owed.  The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding liquidity and capital resources.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”).  Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters refer to Note 8 of the Notes to Condensed Consolidated Financial Statements within this quarterly report and Note 14 to the Consolidated Financial Statements included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		Exhibit 12	Ratio of Earnings to Fixed Charges.

		Exhibit 99-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		Exhibit 99-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

On August 2, 2002, the Company filed a current report on Form 8-K attaching as exhibits sworn statements made by each of the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company certifying previously filed reports pursuant to Securities and Exchange Commission Order No. 4-460.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY

(Registrant)

Principal Executive Officer:

November 6, 2002	/S/ REUBEN MARK

Reuben Mark Chairman and Chief Executive Officer

Principal Financial Officer:

November 6, 2002	/S/ STEPHEN C. PATRICK

Stephen C. Patrick Chief Financial Officer

Principal Accounting Officer:

November 6, 2002	/S/ DENNIS J. HICKEY

Dennis J. Hickey Vice President and Corporate Controller

COLGATE-PALMOLIVE COMPANY
CERTIFICATIONS

I, Reuben Mark, Chairman and Chief Executive Officer of Colgate-Palmolive Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colgate-Palmolive Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002

/S/ REUBEN MARK

Reuben Mark Chairman and Chief Executive Officer

COLGATE-PALMOLIVE COMPANY
CERTIFICATIONS

I, Stephen C. Patrick, Chief Financial Officer of Colgate-Palmolive Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Colgate-Palmolive Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002

/S/ STEPHEN C. PATRICK

Stephen C. Patrick Chief Financial Officer