Form 10-K
period 2002-12-31
COLGATE PALMOLIVE CO
filed 2003-03-24
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code 212-310-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$4.25 Preferred Stock, without par value,	New York Stock Exchange
cumulative dividend

Common Stock, $1.00 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

The aggregate market value of Colgate-Palmolive Common Stock held by non-affiliates as of June 28, 2002, (the last business day of our most recently completed second quarter) was approximately $26.8 billion.

There were 537,271,633 shares of Common Stock outstanding as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2003 Annual Meeting	Part III, Items 10 through 13

*	For purposes of this calculation only, Colgate-Palmolive Common Stock held by Executive Officers and Directors of the Company serving as of June 28, 2002, has been treated as owned by affiliates.

PART I

ITEM 1.    BUSINESS

(a)  General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), which was founded in 1806 and incorporated under the laws of the State of Delaware in 1923, is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world.

For recent business developments, refer to the information set forth in Part II, Item 7 of this report and Note 14 to the Consolidated Financial Statements.

(b)  Financial Information about Industry Segments

Worldwide net sales and earnings by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and Note 14 to the Consolidated Financial Statements.

(c)  Narrative Description of the Business

The Company manages its business in two distinct product segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand in the U.S. and throughout many parts of the world. Colgate’s Oral Care products include toothbrushes, toothpaste, tooth whitener, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Simply White at-home tooth whitening gel, Colgate 2in1 toothpaste and mouthwash, Colgate Total Plus Whitening, Colgate Herbal, Colgate Triple Action and Colgate Fresh Confidence toothpastes, and the Colgate Motion battery-powered toothbrush.

Colgate is a leader in many segments of the Personal Care market with several products including bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants and shave products. Colgate is the market leader in liquid soaps in the U.S. and in male deodorant sticks globally. Significant recent product launches in this segment include the Softsoap and Palmolive brands of body washes and liquid hand soaps such as Softsoap Vitamins shower gel and liquid hand soap, and Palmolive Aromatherapy shower gel, bath foam and liquid hand soap. Colgate also manufactures and markets Mennen underarm antiperspirants and deodorants and men’s toiletries.

Colgate manufactures and markets a wide array of products for Household Surface and Fabric Care. Major products include Palmolive and Ajax dishwashing liquid and Fabuloso household cleansers. Colgate also markets other household names in cleaning and laundry products in the U.S. such as Fab and Murphy’s oil soap. In the Company’s major markets outside the U.S., Colgate is number one in fabric conditioners with leading brands Suavitel in Latin America and Soupline in Europe. Significant recent product launches in this segment include Palmolive Spring Sensations dishwashing liquid, Ajax wipes and new variants of Ajax Fête des Fleurs cleaner.

Sales of Oral, Personal, Household Surface and Fabric Care products accounted for 34%, 24%, 16% and 13% of total worldwide sales in 2002, respectively. Geographically, Oral Care is a significant part of the Company’s business in Asia/Africa, comprising approximately 51% of sales in that region for 2002. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements included herein.

Colgate, through its Hill’s Pet Nutrition subsidiary, is the world leader in specialty pet nutrition products for dogs and cats. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs; and Prescription Diet for dogs and cats with disease conditions. Significant recent product launches in this segment include Science Diet Canine and Feline Oral Care, Prescription Diet Canine b/d formula that reduces the effects of canine brain aging, and Prescription Diet Canine and Feline z/d for allergic animals. Hill’s sells its products in 86 countries and leads the premium pet food segment in North America, Japan and South Africa. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide sales in 2002.

Research and Development

Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumers’ personal and household care and pet nutrition needs. Company spending related to research and development activities was $196.6 million, $184.9 million and $176.1 million during 2002, 2001 and 2000, respectively.

Distribution; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company’s sales.

Most raw materials are purchased from other companies and are available from several sources. Raw material commodities such as tallow and essential oils are subject to wide price variations. No single raw material represents a significant portion of the Company’s total material requirements.

The Company’s products are sold in a highly competitive global marketplace which is experiencing increased trade concentration. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are becoming a source of competition for certain product lines of the Company. Product quality, brand recognition and acceptance and marketing capability largely determine success in the Company’s business segments.

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection by all available means in the United States and throughout the world where the Company’s products are sold. Principal global trademarks include Colgate, Palmolive, Kolynos, Sorriso, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to several regional trademarks. These trademarks are of significant importance to the Company and its subsidiaries within their markets. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a number of patents, no single patent is considered significant to the business as a whole.

Employees

At year-end, the Company employed 37,700 employees of which 83% were located outside the United States.

Environmental Matters

It is the Company’s policy to fully comply with environmental rules and regulations. Capital expenditures for environmental control facilities totaled $27.5 million for 2002. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. For information regarding other environmental matters refer to Note 13 to the Consolidated Financial Statements included herein.

(d)  Financial Information about Foreign and Domestic Operations and Export Sales

For information concerning geographic area financial data refer to the information set forth under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(e)  Available Information

The Company’s Internet address is www.colgate.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission.

ITEM 2.    PROPERTIES

The Company owns and leases a total of 275 properties which include manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates 29 properties, of which 11 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal, Household Surface and Fabric Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal, Household Surface and Fabric Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Other research facilities are located in select overseas locations.

Overseas, the Company operates 246 properties, of which 88 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal, Household Surface and Fabric Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Malaysia, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world. In some areas outside the U.S., products are either manufactured by independent contractors under Company specifications or are imported from the U.S. or elsewhere.

All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities with the view to modernization and cost reduction.

ITEM 3.    LEGAL PROCEEDINGS

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the “Seller”), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $75 million. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the “Council”), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously. In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame. The Company understands that this examination involves hundreds and possibly thousands of other individuals and companies. In 2002 the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda., the Brazilian subsidiary of the Seller, and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s subsidiary. Management believes, based on the opinion of its Brazilian legal counsel, that the Company will ultimately prevail in this action. The Company intends to challenge this action vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment which has been determined, at the current exchange rate, to approximate $30 million. The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

For information regarding other legal matters refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of March 21, 2003:

Name	Age	Date First Elected Officer	Present Title
Reuben Mark	64	1974	Chairman of the Board and Chief Executive Officer
William S. Shanahan	62	1983	President
Lois D. Juliber	54	1991	Chief Operating Officer
Javier G. Teruel	52	1996	Executive Vice President
Ian M. Cook	50	1996	Executive Vice President
Stephen C. Patrick	53	1990	Chief Financial Officer
Andrew D. Hendry	55	1991	Senior Vice President General Counsel and Secretary
Michael J. Tangney	58	1993	Executive Vice President President, Colgate-Latin America
Robert J. Joy	56	1996	Senior Vice President Global Human Resources
Dennis J. Hickey	54	1998	Vice President and Corporate Controller
Robert C. Wheeler	61	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Steven R. Belasco	56	1991	Vice President Taxation and Real Estate
Ronald T. Martin	54	2001	Vice President Global Business Practices and Public Affairs
John J. Huston	48	2002	Vice President Office of the Chairman
Franck J. Moison	49	2002	President, Colgate-Europe
Delia H. Thompson	53	2002	Vice President, Investor Relations

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified, or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 53 of this report; the information under “Capital Stock and Stock Compensation Plans” in Note 8 to the Consolidated Financial Statements; and the “Number of shareholders of record” and “Cash dividends declared and paid per common share” under the caption “Historical Financial Summary” included on page 54 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 54 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The Company manufactures and markets its products in over 200 countries and territories throughout the world in two distinct business segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Segment performance is evaluated based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of the operating segments because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

Prior years’ segment information has been revised for new accounting requirements and certain reclassifications. Net sales were revised for the impact of the new accounting for sales incentives described in Note 2 to the Consolidated Financial Statements, with no effect on operating profit or net income. As is also described in Note 2, the Company changed its accounting for goodwill and other intangible assets in 2002. In accordance with the new standard, prior periods were not restated. Amounts for certain businesses in the Caribbean, which were previously reported in Latin America, have been reclassified to North America to conform with current year presentation and change in management responsibilities.

Results of Operations

	2002	2001	2000
Worldwide Net Sales by Business Segment and Geographic Region
Oral, Personal, Household Surface and Fabric Care
North America(1)	$2,374.1	$2,299.9	$2,216.5
Latin America	2,206.8	2,356.0	2,406.6
Europe	1,984.3	1,835.0	1,825.8
Asia/Africa	1,542.0	1,484.3	1,496.6

Total Oral, Personal, Household Surface and Fabric Care	8,107.2	7,975.2	7,945.5
Total Pet Nutrition(2)	1,187.1	1,109.1	1,058.9

Net Sales	$9,294.3	$9,084.3	$9,004.4

(1)	Net sales in the U.S. for Oral, Personal, Household Surface and Fabric Care were $2,030.4, $1,976.7 and $1,896.7 in 2002, 2001 and 2000, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $714.5, $661.5 and $633.9 in 2002, 2001 and 2000, respectively.

(Dollars in Millions Except Per Share Amounts)

Net Sales

Worldwide net sales increased 2.5% to $9,294.3 in 2002 on volume growth of 4.5%. Net sales would have grown 5.0% excluding foreign currency translation. Net sales in the Oral, Personal, Household Surface and Fabric Care segment increased 2.0%, excluding divestitures, on 4.5% volume growth; while net sales in Pet Nutrition increased by 7.0% on 5.5% volume growth. In 2001, worldwide net sales, excluding divestitures, increased 2.0% to $9,084.3 on volume growth of 5.0%, reflecting the negative impact of foreign currency translation.

Gross Profit

Gross profit margin increased to 54.6%, above both the 2001 level of 53.4% and the 2000 level of 52.7%. This favorable trend reflects the Company’s strategy to improve all aspects of its supply chain through global sourcing, regionalization of manufacturing facilities and other cost-reduction initiatives, as well as its emphasis on higher margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 32.6% in 2002, 32.1% in 2001 and 32.8% in 2000. The increase in 2002 was primarily driven by pension and other employee benefit costs that were partially offset by the benefit of ongoing cost-savings initiatives. In 2001, the overall spending as a percentage of sales decreased as a result of the Company’s ongoing focus on overhead reduction and the effect of translation on local currency costs. Total advertising support behind Colgate brands, including media, promotion and other consumer and trade incentives, some of which reduce reported sales, has increased by 8%, 1% and 3% in 2002, 2001 and 2000, respectively. Included in selling, general and administrative expenses is media spending of $486.6, $509.0 and $550.9 in 2002, 2001 and 2000, respectively. The trend in media spending reflects lower media pricing, the negative impact of foreign exchange and a slight shift in investment to other forms of total advertising support.

Other Expense, Net

Other expense, net, consists principally of minority interest in earnings of less-than-100%-owned consolidated subsidiaries, amortization of intangible assets, earnings from equity investments, gains and losses on interest rate and foreign currency hedge contracts that do not qualify for hedge accounting, and other miscellaneous gains and losses.

During 2002, other expense, net, decreased from $94.5 to $23.0 resulting from the benefit of the change in accounting for goodwill and intangible assets and changes in the fair value of foreign currency contracts. These contracts are an economic hedge of certain foreign currency debt but do not qualify for hedge accounting. During 2001, other expense, net, increased from $52.3 to $94.5 primarily due to changes in the fair value of foreign currency contracts. During 2000, the Company recorded charges of $92.7 ($61.2 aftertax) in other expense, net, including a restructuring charge related to the realignment of certain manufacturing operations and the exiting of its business in Nigeria. Also included were gains of $102.0 ($60.9 aftertax) recorded on the sale of real estate and the sale of the Viva detergent brand in Mexico.

Operating Profit

Operating profit rose 10% to $2,013.1 in 2002 from $1,834.8 in 2001, which had reflected a 5% increase from 2000 operating profit of $1,740.5. The continued increase resulted from strong volume growth and cost-saving initiatives. If prior year results were adjusted for the impact of the change in accounting for goodwill and intangible assets, operating profit would have been $1,889.1 and $1,800.2 for 2001 and 2000, respectively.

Interest Expense, Net

Interest expense, net, was $142.8 compared with $166.1 in 2001 and $173.3 in 2000. This decreasing trend is the result of lower interest rates partially offset by increased average debt levels related to share repurchases during the year.

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective tax rate on income was 31.1% in 2002 versus 31.3% in 2001 and 32.1% in 2000. If 2001 and 2000 had been adjusted for the impact of the change in accounting for goodwill and intangible assets, the respective tax rates would have been 30.9% and 31.7%. Global tax planning strategies, including the realization of tax credits and incentives, reduced the effective tax rate in all three years presented.

Net Income

Net income was $1,288.3 in 2002 or $2.19 per share on a diluted basis compared with $1,146.6 in 2001 or $1.89 per share and $1,063.8 in 2000 or $1.70 per share. If results for 2001 and 2000 were adjusted for the impact of the change in accounting for goodwill and intangible assets, net income and diluted earnings per share would have been $1,190.4 and $1.96, respectively, for 2001 and $1,111.6 and $1.77, respectively, for 2000.

Segment Results

	2002	2001	2000
Worldwide Operating Profit by Business Segment and Geographic Region
Oral, Personal, Household Surface and Fabric Care
North America	$578.7	$516.6	$487.9
Latin America	647.4	663.2	597.6
Europe	409.0	342.6	320.0
Asia/Africa	232.6	195.9	194.0

Total Oral, Personal, Household Surface and Fabric Care	1,867.7	1,718.3	1,599.5
Total Pet Nutrition	318.3	282.1	243.5
Total Corporate	(172.9)	(165.6)	(102.5)

Operating Profit	$2,013.1	$1,834.8	$1,740.5

North America

North America net sales grew 3.0% to $2,374.1 on volume gains of 6.0%. Volume increases were led by the strength of recently introduced products in all core categories. In the Oral Care category, innovative products such as Colgate Simply White at-home tooth whitening gel, Colgate Total Plus Whitening toothpaste, Colgate 2 in 1 toothpaste and mouthwash and the Colgate Motion battery-powered toothbrush contributed to increased volume and market share. The Personal Care category experienced incremental market share driven by volume gains from recently introduced products such as Softsoap Aromatherapy body wash and liquid hand soap, Irish Spring Vitamins deodorant bar soap and Mennen Speed Stick Power of Nature deodorant. The Household Surface Care category had increased volumes from products such as Palmolive Aromatherapy hand dishwashing liquid. In 2001, North America achieved overall sales growth of 4.0% to $2,299.9 on volume growth of 4.5%.

Operating profit in North America grew 12% to $578.7 as a result of volume gains, emphasis on higher margin products, and cost-savings initiatives improving gross profit margin. The impact of the discontinuation of amortization of goodwill and indefinite life intangible assets in 2002 was largely offset by increased pension and benefit costs. Operating profit in 2001 increased 6% to $516.6, reflecting volume growth and efficiencies in advertising spending.

(Dollars in Millions Except Per Share Amounts)

Latin America

Net sales in Latin America declined 5.5%, excluding divestitures, to $2,206.8 on 2.5% volume growth offset by the negative effect of foreign currency primarily in Venezuela, Argentina and Brazil. The strongest volume gains in the region were achieved in Mexico, Ecuador, Colombia, Venezuela and the Dominican Republic. Recently launched products including Colgate Fresh Confidence Xtreme Red Gel, Colgate Total Plus Whitening, Colgate Triple Action, Sorriso Jua + Propolis toothpastes, and Colgate Premier Ultra and Colgate Active Flexible manual toothbrushes contributed to increased volume and market share in the Oral Care category throughout the region. Other products contributing to volume gains in the region were Palmolive Naturals bar soaps, Palmolive Naturals and Caprice hair care lines, Mennen Speed Stick Power of Nature deodorant and Fabuloso Vibrante Naturaleza liquid cleaners in the Personal and Household Surface Care categories. In 2001, Latin America net sales declined 2.0% to $2,356.0 as volume gains of 5.0% were negatively impacted by foreign exchange.

Operating profit in Latin America decreased 2% to $647.4 as the negative effect of foreign currency offset volume growth, cost-control initiatives, and the discontinuation of amortization of goodwill and indefinite life intangible assets in 2002. Operating profit in 2001 increased 11% to $663.2 as a result of volume gains, higher gross profit margins, ongoing cost containment and efficiencies in advertising spending.

Europe

Net sales in Europe increased 8.0% to $1,984.3 on unit volume gains of 5.0% and the impact of the stronger Euro. The United Kingdom, Russia, Turkey, France and Greece achieved the strongest volume increases in the region. New products including Colgate Total Plus Whitening toothpaste and Colgate 2 in 1 toothpaste and mouthwash contributed to regional volume growth in the Oral Care category. In the Personal, Household Surface and Fabric Care categories, new products such as Palmolive Aromatherapy shower gel, foam bath and liquid hand soap, Palmolive Soft & Gentle deodorant, Soupline Lily of the Valley fabric conditioner and Ajax Wipes contributed to increased volumes and market share. In 2001, Europe net sales increased 1.0%, excluding divestitures, to $1,835.0, on volume growth of 5.5%, partially offset by the weakened Euro.

Operating profit in Europe increased 19% to $409.0 as a result of volume growth, gross margin improvement, the impact of the stronger Euro, and the discontinuation of amortization of goodwill and indefinite life intangible assets. Operating profit in 2001 increased 7%, excluding divestitures, to $342.6 due to volume gains and higher gross profit margins.

Asia/Africa

Net sales in Asia/Africa increased 4.0% to $1,542.0 on volume gains of 4.5% offset by the impact of foreign currencies. The Philippines, China, South Africa and Australia achieved the strongest volume gains in the region. New products including Colgate Herbal and Colgate Triple Action toothpastes, and Colgate Active Flexible and Colgate Extra Clean manual toothbrushes contributed to volume gains in the Oral Care category. In the Personal and Household Surface Care categories, recently introduced products such as Protex Herbal antibacterial bar soap and talc, Palmolive Naturals shampoo and Ajax Fêtes des Fleurs liquid cleaner helped to drive volume growth in the region. In 2001, net sales in Asia/Africa declined 1.0% to $1,484.3 as volume gains of 6.0% were offset by foreign currency weakness.

Operating profit grew 19% in Asia/Africa to $232.6 in 2002 and 1% to $195.9 in 2001, driven by volume gains and higher gross profit margins benefiting from regionalization of manufacturing facilities.

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 7.0% to $1,187.1 on 5.5% volume growth. North American sales increased due to the introduction of innovative new products including Science Diet Nature’s Best, a line of

(Dollars in Millions Except Per Share Amounts)

natural cat and dog food. Hill’s also experienced strong volume growth in Europe, South Pacific and Asia driven by new products such as Prescription Diet Canine b/d, a clinically proven product that reduces the signs of canine brain aging. In 2001, net sales for the Pet Nutrition segment increased 4.5% to $1,109.1 on 5.5% volume gains.

Operating profit in Pet Nutrition grew 13% to $318.3 in 2002 and 16% to $282.1 in 2001 as a result of strong volume gains and higher gross profit margins, as well as ongoing cost-savings initiatives.

Liquidity and Capital Resources

Net cash provided by operations increased 7% to $1,611.2 compared with $1,503.9 in 2001 and $1,536.2 in 2000. The increase reflects the Company’s improved profitability and working capital management partially offset by higher cash taxes, a portion of which related to a deferral of 2001 taxes into 2002 under a government relief program as a result of the events of September 11, 2001. The decrease in 2001 reflected voluntary contributions to employee benefit plans and higher cash taxes. Cash taxes in 2000 were reduced by certain tax credits that have been fully utilized. Cash generated from operations was used to fund capital spending, pay increased dividends and repurchase common shares. Voluntary contributions to benefit plans made in 2001 were reclassified in the Consolidated Statements of Cash Flows from investing activities to operating activities consistent with current year presentation.

Capital expenditures were 4% of net sales for 2002, 2001 and 2000. Capital spending continues to be focused primarily on projects that yield high aftertax returns. Capital expenditures for 2003 are expected to continue at the current rate of approximately 4% of net sales.

In 2000, other investing activities included acquisitions with an aggregate purchase price of $64.9. There were no significant acquisitions in 2002 or 2001. Certain detergent product lines in Central America were sold in 2001 and the Mexico Viva detergent brand was sold in 2000. The aggregate sale price of all 2001 and 2000 sales of brands was $12.5 and $102.5, respectively. There were no significant divestitures in 2002.

During 2002, long-term debt increased to $3,509.3 from $3,137.5 and total debt increased to $3,603.9 from $3,239.1, primarily due to continued share repurchases and the impact of translating debt denominated in Euros. The Company’s long-term debt rating was upgraded in 2001 to AA- by Standard & Poor’s and Aa3 by Moody’s.

Domestic and foreign commercial paper outstanding was $391.4 and $605.8, as of December 31, 2002 and 2001, respectively. These borrowings carry a Standard & Poor’s rating of A1+ and a Moody’s rating of P1. The commercial paper and certain current maturities of notes payable are classified as long-term debt at December 31, 2002, as the Company has the intent and ability to refinance such obligations on a long-term basis.

Certain of the Company’s financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt. The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In 1993, the Company formed a financing subsidiary with outside equity investors that purchases some of the Company’s receivables. The Company consolidates this entity, including such receivables, and reports the amounts invested by outside investors as a minority interest. The purpose of this arrangement is to provide the Company access to low-cost sources of capital. During 2000, this subsidiary ceased operations resulting in a cash payment of $113.9 to the outside investors. In 2001, the subsidiary resumed operations with funding of $89.7 from outside investors.

The Company repurchases common shares in the open-market and in private transactions for employee benefit plans and to maintain its targeted capital structure. Aggregate repurchases for 2002 were 20.0 million

(Dollars in Millions Except Per Share Amounts)

shares, with a total purchase price of $1,082.9. In 2001 and 2000, 21.7 million and 19.1 million shares were repurchased, respectively, with total purchase prices of $1,230.2 and $1,040.6, respectively.

Dividend payments were $413.4, up from $396.7 in 2001 and $382.4 in 2000. Common stock dividend payments increased to $.72 per share in 2002 from $.68 per share in 2001 and $.63 per share in 2000. The Series B Preference Stock dividend payments were increased to $5.76 per share in 2002 from $5.40 per share in 2001 and $5.04 in 2000. The Company recently increased the annualized common stock dividend to $.96 per share and the annualized Series B Preference Stock dividend to $7.68 per share effective in the second quarter of 2003.

Internally generated cash flows are adequate to support currently planned business operations and capital expenditures. Free cash flow (defined as cash generated by the business after capital expenditures and dividend payments but before acquisitions, divestitures and share repurchases) was $854.1, $767.0 and $787.2 in 2002, 2001 and 2000, respectively, and provides the Company with flexibility for further investments and/or financing. The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks and access to financial markets worldwide.

At December 31, 2002, the Company had access to unused lines of credit of $2,082.6 and also had $586.8 available under medium-term notes.

The following represents the scheduled maturities of the Company’s long-term contractual obligations as of December 31, 2002.

		Payments Due by Period
	Total	2003		2004	2005	2006	2007	Thereafter
Long-term debt including current portion	$3,459.1	$1,109.1	(1)	$308.2	$400.4	$266.3	$247.7	$1,127.4
Capitalized leases	50.2	4.9		5.1	5.4	5.6	5.8	23.4
Operating leases	387.6	72.3		62.7	55.8	49.7	48.8	98.3
Unconditional purchase obligations	108.2	71.5		35.5	1.2	—	—	—

Total	$4,005.1	$1,257.8		$411.5	$462.8	$321.6	$302.3	$1,249.1

(1)	Long-term debt due in 2003 includes $815.5 of commercial paper and certain current maturities of notes payable that have been classified as long-term debt as of December 31, 2002, as the Company has the intent and ability to refinance such obligations on a long-term basis under its unused lines of credit which expire in 2007.

The Company does not have off-balance sheet financing or unconsolidated special purpose entities. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes. The valuations of financial instruments that are marked to market are based upon independent third-party sources including quoted market prices.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is party to various superfund and other environmental matters in connection with prior acquisitions. Substantially all of these liabilities have been acknowledged in writing as being covered by investment-grade insurance carriers that are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. The Company is also contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. It is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

(Dollars in Millions Except Per Share Amounts)

Restructuring Reserves

In December 2000, the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of its business in Nigeria. The charge recorded included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. The restructuring was completed in 2001.

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a consolidated basis by utilizing a number of techniques, including working capital management, selective borrowings in local currencies and entering into certain derivative instrument transactions in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes.

With operations in over 200 countries and territories, the Company is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. Dollar. The major foreign currency exposures involve the markets in the European Union and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. Dollar. The Company actively monitors its foreign currency exposures in these markets and has been able to substantially offset the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, foreign currency hedging activities and selling price increases.

The Company primarily utilizes currency forward and swap contracts to hedge portions of its exposures relating to foreign currency purchases and assets and liabilities created in the normal course of business. From time to time, the Company hedges certain of its forecasted foreign currency purchases using forward contracts with durations no greater than 18 months.

Interest rate swaps and debt issuances are utilized to manage the Company’s targeted mix of fixed and floating rate debt and to minimize significant fluctuations in earnings and cash flows that may result from interest rate volatility.

The Company is exposed to price volatility related to raw materials used in production. Futures and option contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. The results of the Company’s commodity hedging activities are not material.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of A or higher.

Value at Risk

The Company’s risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. Market exposures are evaluated using a value-at-risk (VAR) model and an earnings-at-risk (EAR) model that are intended to measure the maximum potential loss in interest rate and foreign exchange financial instruments, assuming adverse market conditions occur, given a 95% confidence level. The models utilize a variance/covariance modeling technique.

(Dollars in Millions Except Per Share Amounts)

Historical interest rates and foreign exchange rates from the preceding year are used to estimate the volatility and correlation of future rates.

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2002 and 2001. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the Company’s results of operations in 2002 and 2001. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and a description of financial instrument activities, refer to Note 2 and Note 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-14, “Accounting for Certain Sales Incentives,” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” that relate to the classification of various types of sales incentives and promotional expenses. The Consolidated Statements of Income for 2001 and 2000 have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales; however, the revisions had no impact on the Company’s financial position, net income or earnings per share. These reclassifications reduced net sales by $343.5 and $353.5 and cost of sales by $2.0 and $8.5 for the years ended December 31, 2001 and 2000, respectively, with an offsetting reduction in each period in selling, general and administrative expenses.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and indefinite life intangible assets but requires annual impairment reviews. In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of previously reported net income, basic earnings per share and diluted earnings per share for 2001 and 2000 to the amounts adjusted to exclude goodwill and indefinite life intangible assets amortization is presented in Note 2 to the Consolidated Financial Statements.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of recent accounting pronouncements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the portrayal of the Company’s financial condition and results of operations and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options, shipping and handling costs, and inventories.

(Dollars in Millions Except Per Share Amounts)

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for 2002 would decrease approximately 3%. (Refer to Note 2 to the Consolidated Financial Statements.)

•	Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of selling, general and administrative expenses. If such costs were included in cost of sales, gross margin as a percent to sales would decrease from 54.6% to 47.6% in 2002 with no impact on reported earnings.

•	The Company accounts for inventories using both the first-in, first-out (FIFO) method (80% of inventories) and the last-in, first-out (LIFO) method (20% of inventories). There would be no impact on reported earnings for 2002, 2001 and 2000 if all inventories were accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, asset impairment, tax valuation allowances, and legal and other contingencies.

•	In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for domestic plans was 6.75%, 7.25% and 7.75% as of December 31, 2002, 2001 and 2000, respectively. As required, the discount rate is based upon published year-end rates on high-quality bonds. The assumed long-term rate of return on plan assets for domestic plans was 8.0%, 9.0% and 9.25% as of December 31, 2002, 2001 and 2000, respectively. This assumption is based on historical experience and long-term expectations of asset performance. A 1% change in either the discount rate or the assumed return on plan assets would impact net income by approximately $6. A third less significant assumption is the long-term rate of compensation increase, a change in which, would partially offset the impact of a change in either of the above rates.

•	The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. In 2002, the assumed rate was 9% for 2003 and declining 1% per year until reaching the ultimate assumed rate of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce net income by approximately $1.5.

•	Asset impairment analysis is primarily performed for intangible assets and requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge.

•	Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include carryforward periods, income tax strategies and forecasted taxable income. A significant change to the Company’s valuation allowances will not materially impact reported earnings.

•	Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. It is management’s opinion that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position, results of operations or ongoing cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

The Company generates revenue through the sale of well-known consumer products to trade customers under established trading terms. While the recognition of revenue and receivables requires the use of estimates, there is a short time frame (typically less than 60 days) between the shipment of product and cash receipt, thereby reducing the level of uncertainty in these estimates. (Refer to Note 2 to the Consolidated Financial Statements for further description of the Company’s significant accounting policies.)

(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward into 2003, the Company is well positioned for continued growth in most of its markets. However, the Company operates in a highly competitive global marketplace that is experiencing increased trade concentration. In addition, movements in foreign currency exchange rates can impact future operating results as measured in U.S. Dollars. In particular, economic uncertainty in some countries in Latin America and changes in the value of the Euro may impact the overall results of Latin America and Europe.

The Company expects the continued success of Colgate toothpaste, using patented and proprietary technology, to bolster worldwide Oral Care leadership and expects new products in Oral Care and other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 2003 market conditions to be materially different from those experienced in 2002 and the Company expects its positive momentum to continue.

Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries. Therefore, the Company constantly evaluates projects that will focus operations on opportunities for enhanced growth potential. Over the long term, Colgate’s continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to continue to increase profitability and shareholder value.

Cautionary Statement on Forward-Looking Statements

In this report and from time to time, the Company may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost-reduction plans and new product introductions among other matters. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in the Company’s forward-looking statements. The following are some of the factors that could cause actual results to differ materially from forward-looking statements:

1.	Global Economic Conditions. The Company operates on a global basis, with approximately 70% of its net sales coming from operations outside the U.S. The Company is subject to the full range of economic risks, including those associated with international operations, such as economic recession, inflation, access to capital markets and related costs, movements in currency exchange rates and interest rates, return on pension assets, trade restrictions, tax law changes, political and legal instability, the imposition of trade restrictions and similar factors beyond the control of the Company.

2.	Competition. The Company faces vigorous competition from multinational consumer product companies throughout the world with the same or greater resources than the Company. Such competition is based on pricing of products, promotional activities, advertising, new product introductions, electronic commerce initiatives and other activities of competitors, the timing and scale of which cannot be foreseen by the Company. The Company’s ability to compete also depends on the strength of its brands, its ability to attract and retain key talent, and its ability to protect its patent, trademark and trade dress rights and to defend against related challenges brought by competitors.

3.	Retail Trade. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, electronic data transmission requirements and other conditions. With the growing trend towards retail trade consolidation, especially in developed markets such as the U.S. and Europe, the Company is increasingly dependent on key retailers, and these retailers have increasingly greater bargaining strength. In addition, private label brands sold by retail trade chains are becoming a source of competition for certain product lines of the Company.

(Dollars in Millions Except Per Share Amounts)

4.	Products. The Company’s growth depends on the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the continued success of existing products. In addition, the Company’s ability to create new products and line extensions and to sustain existing products is affected by its ability to develop technological innovations, to receive and maintain necessary patent and trademark protection and regulatory approvals, and to anticipate successfully consumer needs and preferences.

5.	Cost Pressures. The Company’s ability to manage its cost structure can be adversely affected by movements in raw material prices and by unanticipated delays or difficulties in achieving cost efficiencies in manufacturing and distribution. In addition, the Company’s move to global suppliers, to achieve cost reductions and simplify its business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time.

6.	Manufacturing. As a company engaged in manufacturing on a global scale, the Company is subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, loss or impairment of key manufacturing sites, product quality and safety issues, natural disasters and other external factors over which the Company has no control.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” located on page 13 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements” which is located on page 24 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

On May 16, 2002, the Company appointed PricewaterhouseCoopers LLP as the Company’s independent public accountants. For additional information, refer to the Company’s current report on Form 8-K, filed on May 17, 2002.

(Dollars in Millions Except Per Share Amounts)

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the registrant set forth in the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption “Executive Officers of the Registrant”.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)

Equity compensation plans approved by security holders	45,306(1)	$44(2)	15,936(3)

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Total	45,306	$44	15,936

(1)	Consists of 43,054 options and 2,252 restricted shares outstanding under the Company’s Stock Option and Incentive Stock Plans, which are more fully described in Note 8 to the Consolidated Financial Statements.
(2)	Includes weighted average exercise price of stock options outstanding of $46 and restricted shares of $0.
(3)	Amount relates to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1st of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions set forth in the Proxy Statement for the 2003 Annual Meeting is incorporated herein by reference.

(Dollars in Millions Except Per Share Amounts)

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements” which is located on page 24 of this report.

(b)	Exhibits. See the exhibit index which begins on page 55 of this report.

(c)	Reports on Form 8-K

On April 12, 2002, the Company filed a current report on Form 8-K including certain reclassified income statement information for 2001 and 2000 pursuant to new accounting requirements implemented by the Emerging Issues Task Force.

On May 17, 2002, the Company filed a current report on Form 8-K relating to the change in its certifying accountant.

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
Reuben Mark Chairman of the Board and Chief Executive Officer

Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/S/ REUBEN MARK	/S/ DENNIS J. HICKEY
Reuben Mark Chairman of the Board and Chief Executive Officer	Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/S/ STEPHEN C. PATRICK Stephen C. Patrick Chief Financial Officer	Jill K. Conway, Ronald E. Ferguson, Carlos M. Gutierrez, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark, Howard B. Wentz, Jr. /S/ ANDREW D. HENDRY
Andrew D. Hendry as Attorney-in-Fact

CERTIFICATIONS

I, Reuben Mark, Chairman and Chief Executive Officer of Colgate-Palmolive Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Colgate-Palmolive Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/S/ REUBEN MARK

Reuben Mark Chairman and Chief Executive Officer

I, Stephen C. Patrick, Chief Financial Officer of Colgate-Palmolive Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Colgate-Palmolive Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(f)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/S/ STEPHEN C. PATRICK

Stephen C. Patrick Chief Financial Officer

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2002

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2002	2001	2000
Net sales	$9,294.3	$9,084.3	$9,004.4
Cost of sales	4,224.2	4,234.9	4,257.0

Gross profit	5,070.1	4,849.4	4,747.4
Selling, general and administrative expenses	3,034.0	2,920.1	2,954.6
Other expense, net	23.0	94.5	52.3

Operating profit	2,013.1	1,834.8	1,740.5
Interest expense, net	142.8	166.1	173.3

Income before income taxes	1,870.3	1,668.7	1,567.2
Provision for income taxes	582.0	522.1	503.4

Net income	$1,288.3	$1,146.6	$1,063.8

Earnings per common share, basic	$2.33	$2.02	$1.81

Earnings per common share, diluted	$2.19	$1.89	$1.70

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2002	2001
Assets
Current Assets
Cash and cash equivalents	$167.9	$172.7
Receivables (less allowances of $45.9 and $45.6, respectively)	1,145.4	1,124.9
Inventories	671.7	677.0
Other current assets	243.1	228.8

Total current assets	2,228.1	2,203.4
Property, plant and equipment, net	2,491.3	2,513.5
Goodwill, net	1,182.8	1,284.2
Other intangible assets, net	608.5	619.8
Other assets	576.5	363.9

Total assets	$7,087.2	$6,984.8

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$94.6	$101.6
Current portion of long-term debt	298.5	325.5
Accounts payable	728.3	678.1
Accrued income taxes	121.7	195.0
Other accruals	905.6	823.3

Total current liabilities	2,148.7	2,123.5

Long-term debt	3,210.8	2,812.0
Deferred income taxes	488.8	480.6
Other liabilities	888.6	722.3

Shareholders’ Equity
Preferred stock	323.0	341.3
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,133.9	1,168.7
Retained earnings	6,518.5	5,643.6
Accumulated other comprehensive income	(1,865.6)	(1,491.2)

	6,842.7	6,395.3
Unearned compensation	(340.1)	(345.4)
Treasury stock, at cost	(6,152.3)	(5,203.5)

Total shareholders’ equity	350.3	846.4

Total liabilities and shareholders’ equity	$7,087.2	$6,984.8

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income

and Changes in Capital Accounts

Dollars in Millions Except Per Share Amounts

	Common Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Compre- hensive Income	Compre- hensive Income
	Shares	Amount		Shares	Amount
Balance, January 1, 2000	578,863,046	$732.9	$1,063.2	153,999,624	$3,056.4	$4,212.3	$(1,136.2)
Net income						1,063.8		$1,063.8
Other comprehensive income:
Cumulative translation adjustment							(133.5)	(133.5)

Total comprehensive income								$930.3

Dividends declared:
Series B Convertible
Preference Stock, net of income taxes						(20.3)
Preferred stock						(.4)
Common stock						(361.7)
Shares issued for stock options	4,796,186		96.7	(4,796,186)	54.3
Treasury stock acquired	(19,099,681)			19,099,681	1,040.6
Other	2,096,323		(15.0)	(2,084,163)	(107.9)

Balance, December 31, 2000	566,655,874	$732.9	$1,144.9	166,218,956	$4,043.4	$4,893.7	$(1,269.7)

Net income						1,146.6		$1,146.6
Other comprehensive income:
Cumulative translation adjustment							(198.5)	(198.5)
Other							(23.0)	(23.0)

Total comprehensive income								$925.1

Dividends declared:
Series B Convertible
Preference Stock, net of income taxes						(21.3)
Preferred stock						(.4)
Common stock						(375.0)
Shares issued for stock options	2,705,887		62.4	(2,705,887)	20.5
Treasury stock acquired	(21,662,879)			21,662,879	1,230.2
Other	3,023,451		(38.6)	(3,023,261)	(90.6)

Balance, December 31, 2001	550,722,333	$732.9	$1,168.7	182,152,687	$5,203.5	$5,643.6	$(1,491.2)

Net income						1,288.3		$1,288.3
Other comprehensive income:
Cumulative translation adjustment							(327.1)	(327.1)
Other							(47.3)	(47.3)

Total comprehensive income								$913.9

Dividends declared:
Series B Convertible
Preference Stock, net of income taxes						(21.5)
Preferred stock						(.4)
Common stock						(391.5)
Shares issued for stock options	2,218,959		7.0	(2,218,959)	(45.4)
Treasury stock acquired	(20,036,204)			20,036,204	1,082.9
Other	3,096,696		(41.8)	(3,096,696)	(88.7)

Balance, December 31, 2002	536,001,784	$732.9	$1,133.9	196,873,236	$6,152.3	$6,518.5	$(1,865.6)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions)

	2002	2001	2000
Operating Activities
Net income	$1,288.3	$1,146.6	$1,063.8
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	296.5	336.2	337.8
Gain on sale of businesses and other investment activities	(5.2)	(10.8)	(125.6)
Voluntary contributions to benefit plans	(110.0)	(95.7)	—
Cash effects of changes in:
Receivables	(18.0)	19.4	(91.9)
Inventories	(2.4)	(18.7)	59.0
Accounts payable and other accruals	137.7	(52.5)	97.8
Deferred and accrued income taxes	5.3	146.4	197.1
Other non-current assets and liabilities	19.0	33.0	(1.8)

Net cash provided by operations	1,611.2	1,503.9	1,536.2

Investing Activities
Capital expenditures	(343.7)	(340.2)	(366.6)
Payment for acquisitions, net of cash acquired	—	(10.2)	(64.9)
Sale of non-core product lines	—	12.5	102.5
Sale of marketable securities and investments	1.5	9.3	137.4
Other	(15.0)	5.1	(17.0)

Net cash used in investing activities	(357.2)	(323.5)	(208.6)

Financing Activities
Principal payments on debt	(763.5)	(595.9)	(739.4)
Proceeds from issuance of debt	964.5	887.9	925.4
Payments from (to) outside investors	—	89.7	(113.9)
Dividends paid	(413.4)	(396.7)	(382.4)
Purchase of common stock	(1,082.9)	(1,230.2)	(1,040.6)
Other	35.3	34.5	34.9

Net cash used in financing activities	(1,260.0)	(1,210.7)	(1,316.0)

Effect of exchange rate changes on cash and cash equivalents	1.2	(3.6)	(4.6)

Net (decrease) increase in cash and cash equivalents	(4.8)	(33.9)	7.0
Cash and cash equivalents at beginning of year	172.7	206.6	199.6

Cash and cash equivalents at end of year	$167.9	$172.7	$206.6

Supplemental Cash Flow Information
Income taxes paid	$558.8	$346.8	$306.3
Interest paid	163.0	221.5	203.0
Principal payments on ESOP debt, guaranteed by the Company	17.8	12.9	8.8

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.	Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Oral, Personal, Household Surface and Fabric Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global trademarks include Colgate, Palmolive, Kolynos, Sorriso, Mennen, Protex, Ajax, Soupline, Suavitel, Fab, Science Diet and Prescription Diet in addition to various regional trademarks.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2002	2001	2000
Oral Care	34%	34%	34%
Personal Care	24	24	24
Household Surface Care	16	16	16
Fabric Care	13	13	14
Pet Nutrition	13	13	12

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2002 and 2001, equity method investments were $12.5 and $14.5, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other expense, net, in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements include pension and other retiree benefit cost assumptions, asset impairment, tax valuation allowances, and legal and other contingency reserves. Actual results could ultimately differ from those estimates.

Revenue Recognition

Sales are recorded at the time products are shipped to trade customers and when risk of ownership transfers. Net sales reflect units shipped at selling list prices reduced by sales returns and the cost of current and continuing promotional programs. Current promotional programs such as product listing allowances are recorded in the

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

period incurred. Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements with trade customers. The redemption cost of consumer coupons is based on historical redemption experience and is recorded when coupons are distributed. Volume-based incentives offered to trade customers are based on the estimated cost of the program and are recorded as products are sold.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, general and administrative expenses and were $647.8, $631.0 and $619.9 for the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing Costs

The Company markets its products through advertising and other promotional activities. Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Promotional programs, such as consumer coupons, are recorded as a reduction of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The cost of approximately 80% of inventories is determined using the first-in, first-out (FIFO) method. The cost of all other inventories, predominantly in the U.S. and Mexico, is determined using the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Land, buildings, and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives, ranging from 3 to 40 years.

Goodwill and Other Intangibles

As described further below, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. In accordance with SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s global brands, are no longer amortized but subject to annual impairment tests. The required impairment tests were performed and did not result in an impairment charge. Prior to 2002, these assets were amortized on the straight-line method, generally over 40 years. Other intangible assets with finite lives, such as non-compete agreements, continue to be amortized over their useful lives, ranging from 5 to 40 years.

Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Financial Instruments

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s derivative instruments that qualify for hedge accounting are primarily designated as either fair value hedges or cash flow hedges. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. For cash flow hedges, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings.

The Company may also enter into certain foreign currency and interest rate derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period.

Stock-Based Compensation

Stock-based compensation plans, more fully described in Note 8, are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The value of restricted stock awards, based on market prices, is amortized over the restriction period. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$1,288.3	$1,146.6	$1,063.8
Deduct: pro forma stock option compensation expense, net of tax	39.5	44.9	57.7

Pro forma net income	$1,248.8	$1,101.7	$1,006.1

Earnings per share:
Basic—as reported	$2.33	$2.02	$1.81
Basic—pro forma	2.26	1.94	1.71
Diluted—as reported	2.19	1.89	1.70
Diluted—pro forma	2.12	1.81	1.60

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period. The weighted average estimated fair value of stock options granted in 2002, 2001 and 2000 was $9.50, $9.37 and $10.95, respectively. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 8 years, volatility ranging from 21% to 41%, risk-free interest rate ranging from 1.7% to 6.2% and an expected dividend yield ranging from 2.0% to 2.5%. Options issued under the reload feature, as described in Note 8, are treated as newly issued options in the model.

Translation of Overseas Currencies

The assets and liabilities of foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. Dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. Dollars at average rates of exchange prevailing during the year.

For subsidiaries operating in highly inflationary environments, inventories, goodwill and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in net income.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-14, “Accounting for Certain Sales Incentives,” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” that relate to the classification of various types of sales incentives and promotional expenses. The Consolidated Statements of Income for 2001 and 2000 have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales; however, the revisions had no impact on the Company’s financial position, net income or earnings per share. These reclassifications reduced net sales by $343.5 and $353.5 and cost of sales by $2.0 and $8.5, for the years ended December 31, 2001 and 2000, respectively, with an offsetting reduction in each period in selling, general and administrative expenses.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and indefinite life intangible assets but requires annual impairment reviews. In accordance with SFAS No. 142, prior period amounts were not restated. (Refer to Note 5 for additional information on goodwill and other intangible assets.) The following table presents previously reported net income and earnings per share for the years ended December 31, 2001 and 2000, adjusted to exclude amortization expense, net of the related income tax effect for goodwill and other intangible assets that are no longer being amortized:

	2001			2000
	Net Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS
Reported	$1,146.6	$2.02	$1.89	$1,063.8	$1.81	$1.70
Add: amortization adjustment, net of tax	43.8	.08	.07	47.8	.08	.07

Adjusted	$1,190.4	$2.10	$1.96	$1,111.6	$1.89	$1.77

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes criteria and methodologies for the measurement, recognition and classification of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requiring companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to an exit or disposal plan. SFAS No. 146 also requires that such liabilities be measured at fair value. SFAS No. 146 had no impact on the Company’s Consolidated Financial Statements but may affect the measurement and recognition of any future restructuring activities.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure of Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the existing disclosure requirements for guarantees and provides clarification on when a company must measure and recognize a liability related to guarantees issued. The disclosure requirements of Interpretation No. 45 are effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2002. The

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

measurement and recognition provisions are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not require additional disclosures and is not expected to impact the Company’s Consolidated Financial Statements as the Company does not issue guarantees related to third-party indebtedness or performance.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which provides new guidance with respect to the consolidation of all unconsolidated entities, including special purpose entities. The adoption of Interpretation No. 46 in 2003 is not expected to impact the Company’s Consolidated Financial Statements as the Company does not have investments in any unconsolidated special purpose or variable interest entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Acquisitions and Divestitures

During 2002 and 2001, the Company did not make any significant acquisitions. In 2000, the Company made several acquisitions totaling $64.9. Individually, none of these acquisitions were significant to the Company. The acquisitions were accounted for as purchases, and accordingly, the purchase prices were allocated to the net tangible and intangible assets acquired based on estimated fair values at the dates the acquisitions were consummated.

The Company did not have any significant divestitures in 2002. The aggregate sale price of all 2001 and 2000 divestitures was $12.5 and $102.5, respectively. These divestitures included certain Central American detergent product lines in 2001 and the Mexico Viva detergent brand in 2000.

4.	Restructured Operations

In December 2000, the Company recorded a charge of $63.9 ($42.5 aftertax) associated with the realignment of three manufacturing locations in Latin America and the exiting of its business in Nigeria. The charge, recorded in Other expense, net, included $14.2 for termination costs and $49.7 for exiting of manufacturing operations. The restructuring was completed in 2001.

5.	Goodwill and Other Intangible Assets

The net carrying value of goodwill as of December 31, 2002 and 2001 by operating segment is as follows:

	2002	2001
North America	$250.1	$249.6
Latin America	433.6	568.7
Europe	379.9	350.2
Asia/Africa	104.2	100.7

Total Oral, Personal, Household Surface and Fabric Care	1,167.8	1,269.2
Total Pet Nutrition	15.0	15.0

	$1,182.8	$1,284.2

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The change in the net carrying amount of goodwill during the year ended December 31, 2002 is due to the impact of foreign currency translation adjustments. The net carrying value of indefinite life intangible assets as of December 31, 2002 was $357.5 and relates to certain of the Company’s global brands.

Finite life intangible assets as of December 31, 2002, subject to amortization, are comprised of the following:

	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$367.1	$(120.1)	$247.0
Other intangible assets	7.8	(3.8)	4.0

	$374.9	$(123.9)	$251.0

Amortization expense of the above trademarks and other intangible assets was $12.5 for the year ended December 31, 2002. Annual estimated amortization expense for each of the next five years is expected to approximate $12.

6.	Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2002	2001
Notes	4.8%	2003–2078	$2,244.7	$1,724.7
Commercial paper	1.7	2003	391.4	605.8
ESOP notes, guaranteed by the Company	8.7	2003–2009	327.3	345.2
Payable to banks	4.4	2003–2007	495.7	451.5
Capitalized leases			50.2	10.3

			3,509.3	3,137.5
Less: current portion of long-term debt			298.5	325.5

			$3,210.8	$2,812.0

Commercial paper and certain current maturities of notes payable totaling $815.5 are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2002, excluding commercial paper and certain current maturities of notes payable reclassified, are as follows: 2003—$298.5; 2004—$313.3; 2005—$405.8; 2006—$271.9; 2007—$253.5 and $1,150.8 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

At December 31, 2002, the Company had unused credit facilities amounting to $2,082.6. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, included in Notes and loans payable in the Consolidated Balance Sheets, as of December 31, 2002 and 2001, was 6.4% and 5.6%, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Certain of the Company’s financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt. The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

7.	Fair Value of Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Some judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2002		2001
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$1,103	$46.6	$788.8	$(13.7)
Foreign currency contracts	1,334	4.6	591.2	11.9

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt. Forward and swap contracts are utilized to hedge a portion of the Company’s foreign currency purchases and assets and liabilities created in the normal course of business. Forward contracts used in hedging forecasted foreign currency purchases have durations no greater than 18 months. It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective and the net gain or loss from hedge ineffectiveness was not material.

The cumulative gains (losses) related to those foreign currency contracts and interest rate swap contracts designated as cash flow hedges expected to be recognized in earnings over the next 12 months, when the offsetting effects of the hedged item are also recorded in earnings, are $(3.2) and $(6.8), respectively.

Other Financial Instruments

The carrying amount of cash and cash equivalents, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2002 and 2001. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2002 and 2001, was $3,779.7 and $3,312.5, respectively, and the related carrying value was $3,509.3 and $3,137.5, respectively.

Credit Risk

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of A or higher.

8.	Capital Stock and Stock Compensation Plans

Preferred Stock

Preferred Stock consists of 250,000 authorized shares without par value. It is issuable in series, of  which one series of 125,000 shares, designated $4.25 Preferred Stock, with a stated and redeemable value of

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

$100 per share, has been issued. The $4.25 Preferred Stock is redeemable only at the option of the Company. As of December 31, 2002 and 2001, 103,160 shares of $4.25 Preferred Stock were outstanding.

Preference Stock

In 1988, the Company authorized the issuance of 50,000,000 shares of Series B Convertible Preference Stock (the Preference Stock), without par value. The Preference Stock is convertible into eight shares of common stock and ranks junior to all series of the Preferred Stock. As of December 31, 2002 and 2001, 4,777,538 and 5,059,086 shares of the Preference Stock, respectively, were outstanding and issued to the Company’s Employee Stock Ownership Plan.

Shareholder Rights Plan

Under the Company’s Shareholder Rights Plan, each share of the Company’s common stock carries with it one Preference Share Purchase Right (Rights). The Rights do not have voting power or pay dividends and become exercisable upon the acquisition or tender of 15% or more of the Company’s common stock. When exercisable, each Right entitles a holder to buy one two-hundredth of a share of a new series of preference stock at an exercise price of $220.00, subject to adjustment.

If 15% or more of the Company’s common stock is acquired, each Right will entitle its holder (other than the acquirer) to purchase, at the Right’s then current exercise price, a number of shares of the Company’s common stock having a market value of twice the Right’s exercise price.

In addition, if 15% to 50% of the Company’s common stock is acquired, the Board of Directors may exchange part or all of the Rights (other than Rights held by the acquirer) for shares of the Company’s common stock on a one-for-one basis.

If the Company is acquired in a merger or other business combination, each Right will entitle a holder to buy, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.

The Board of Directors may amend the Rights or redeem the Rights for $.01 at any time before the acquisition of 15% or more of the Company’s common stock and is also authorized to reduce the 15% threshold to not less than 10%. Unless redeemed earlier, the Rights will expire on October 31, 2008.

Stock Repurchases

The Company purchases shares under a stock repurchase program authorized by the Board of Directors. Stock purchases in 2002 of $1,082.9 included $388.9 for the termination of all forward purchase agreements in which the Company repurchased all of the shares held by the counterparty under the agreement.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of independent members of the Board of Directors administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, generally between three and five years. During 2002 and 2001, 549,000 and 511,000 shares, respectively, were

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

awarded to employees in accordance with the provisions of the plan. The Company recognized compensation expense for the plan of $29.5, $26.6 and $23.6 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, there were 2,252,000 restricted shares awarded but not vested.

Stock Option Plans

The Company’s Stock Option Plans (Plans) provide for the issuance of non-qualified stock options to officers and key employees. Options are granted at prices not less than the fair market value on the date of grant with a term of up to ten years and generally vest over three to five years. As of December 31, 2002, 15,936,000 shares of common stock were available for future grants.

The Plans contain a reload feature that provides for the grant of new options when previously owned shares of Company stock are used to exercise existing options. The number of new options granted under this feature is equal to the number of shares of previously owned Company stock used to exercise the original options and to pay the related required U.S. income tax. The new options are granted at a price equal to the fair market value on the date of the new grant and have shorter expected lives as they have the same expiration date as the original options exercised and vest over six months.

Stock option plan activity is summarized below:

	2002		2001		2000
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, January 1	40,933	$44	39,143	$41	39,196	$36
Granted	6,229	55	7,842	57	9,762	53
Exercised	(3,049)	32	(5,565)	37	(9,361)	32
Canceled or expired	(1,059)	56	(487)	56	(454)	40

Options outstanding, December 31	43,054	46	40,933	44	39,143	41

Options exercisable, December 31	30,555	$43	26,549	$39	24,840	$35

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2002:

Range of Exercise Prices	Weighted Average Remaining Contractural Life (in years)	Options Outstanding (in thousands)	Weighted Average Exercise Price	Options Exercisable (in thousands)	Weighted Average Exercise Price
$12.95–$19.42	1	3,173	$16	3,173	$16
$19.43–$32.37	2	5,393	25	5,286	25
$32.38–$45.32	5	4,624	37	4,482	37
$45.33–$51.80	7	4,962	48	3,107	48
$51.81–$58.27	7	21,884	55	11,787	55
$58.28–$64.75	4	3,018	60	2,720	60

	6	43,054	$46	30,555	$43

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

9.	Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Series B Convertible Preference Stock (the Preference Stock) from the Company. The Preference Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loan. As of December 31, 2002, 1,635,000 shares were allocated to participant accounts and 3,143,000 shares were available for future allocation. Each share may be converted by the ESOP Trustee into eight common shares but allocated Preference Stock generally converts only after the employee ceases to work for the Company.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $7.0 in 2002, $0 in 2001 and $3.4 in 2000. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $29.0 in 2002, $30.4 in 2001 and $31.4 in 2000. The Company paid dividends on the shares held by the ESOP of $29.6 in 2002, $29.4 in 2001 and $28.6 in 2000. Company contributions to the ESOP were $15.9 in 2002, $0 in 2001 and $4.8 in 2000.

10.	Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds, and U.S. Government and corporate obligations. Domestic plan assets also include investments in the Company’s common stock representing 9% and 10% of plan assets at December 31, 2002 and 2001, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits and to offset its current service cost. Postretirement benefits otherwise are not currently funded.

Summarized information for the Company’s defined benefit retirement plans and postretirement plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2002	2001	2002	2001	2002	2001
	United States		International
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,028.5	$938.3	$357.1	$345.0	$183.6	$164.2
Service cost	34.5	31.8	12.4	11.1	(4.0)	(4.6)
Interest cost	72.6	71.5	22.6	21.5	17.5	16.6
Participants’ contributions	2.9	2.7	2.2	2.1	—	—
Acquisitions/plan amendments	1.0	—	.2	1.9	(.4)	—
Actuarial loss	62.4	70.3	8.1	10.3	.5	23.9
Foreign exchange impact	—	—	34.6	(14.9)	2.6	(3.7)
Benefit payments	(85.6)	(86.1)	(24.2)	(19.9)	(14.0)	(12.8)

Benefit obligation at end of year	$1,116.3	$1,028.5	$413.0	$357.1	$185.8	$183.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$900.1	$932.7	$217.1	$243.7	$—	$—
Actual return on plan assets	(57.2)	(54.2)	(11.5)	(8.2)	—	—
Company contributions	145.5	105.0	17.8	12.6	14.0	12.8
Participants’ contributions	2.9	2.7	2.2	2.1	—	—
Foreign exchange impact	—	—	15.6	(13.2)	—	—
Benefit payments	(85.6)	(86.1)	(24.2)	(19.9)	(14.0)	(12.8)

Fair value of plan assets at end of year	$905.7	$900.1	$217.0	$217.1	$—	$—

Funded Status
Funded status at end of year	$(210.6)	$(128.4)	$(196.0)	$(140.0)	$(185.8)	$(183.6)
Unrecognized net actuarial loss	393.5	200.8	95.3	46.4	14.7	13.5
Unrecognized transition/prior service costs	18.5	20.7	6.4	7.6	(4.3)	(5.4)

Net amount recognized	$201.4	$93.1	$(94.3)	$(86.0)	$(175.4)	$(175.5)

Amounts Recognized in Balance Sheet
Prepaid benefit cost	$311.6	$198.4	$16.0	$22.6	$—	$—
Accrued benefit liability	(148.8)	(105.3)	(159.4)	(120.7)	(175.4)	(175.5)
Accumulated other comprehensive income	38.6	—	49.1	12.1	—	—

Net amount recognized	$201.4	$93.1	$(94.3)	$(86.0)	$(175.4)	$(175.5)

Weighted Average Assumptions
Discount rate	6.75%	7.25%	6.51%	6.69%	6.75%	7.25%
Long-term rate of return on plan assets	8.00%	9.00%	8.48%	8.86%	—	—
Long-term rate of compensation increase	4.25%	4.75%	3.84%	3.96%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The United States pension benefits include funded qualified plans covering most domestic employees and certain unfunded non-qualified plans. As of December 31, 2002 and 2001, the United States qualified pension plans had benefit obligations of $939.8 and $892.2, and plan assets of $902.4 and $896.8, respectively.

	Pension Benefits						Other Retiree Benefits
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	United States			International
Components of Net Periodic Benefit Costs
Service cost	$34.5	$31.8	$27.8	$12.4	$11.1	$12.4	$5.0	$4.0	$3.7
Interest cost	72.6	71.5	68.2	22.6	21.5	22.0	17.5	16.6	16.6
Annual ESOP allocation	—	—	—	—	—	—	(9.0)	(8.6)	(9.2)
Expected return on plan assets	(82.5)	(86.6)	(92.9)	(16.9)	(18.7)	(19.1)	—	—	—
Amortization of transition/prior service costs	3.1	7.1	7.2	(.1)	.1	—	(1.0)	(1.0)	(1.0)
Amortization of actuarial loss (gain)	9.5	.8	(6.6)	2.0	.7	.3	.2	.1	.2

Net periodic benefit cost	$37.2	$24.6	$3.7	$20.0	$14.7	$15.6	$12.7	$11.1	$10.3

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $448.5 and $148.2, respectively, as of December 31, 2002, and $287.2 and $69.5, respectively, as of December 31, 2001. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded; as such, book reserves equal to the unfunded amounts have been recorded.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1,517.6 and $1,108.5, respectively, as of December 31, 2002, and $472.6 and $199.5, respectively, as of December 31, 2001.

The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 9% for 2003, 8% for 2004, 7% for 2005, 6% for 2006 and 5% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $17.0 and increase the annual expense by approximately $2.0. The effect of a 1% decrease in the assumed medical cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $13.0 and decrease the annual expense by approximately $1.5.

11.	Income Taxes

The provision for income taxes consists of the following for the three years ended December 31:

	2002	2001	2000
United States	$176.5	$153.5	$150.9
International	405.5	368.6	352.5

	$582.0	$522.1	$503.4

The components of income before income taxes are as follows for the three years ended December 31:

	2002	2001	2000
United States	$548.4	$474.5	$483.3
International	1,321.9	1,194.2	1,083.9

	$1,870.3	$1,668.7	$1,567.2

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income Before Tax	2002	2001	2000
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	.6	.6	.4
Earnings taxed at other than U.S. statutory rate	(3.2)	(3.0)	(1.7)
Other, net	(1.3)	(1.3)	(1.6)

Effective tax rate	31.1%	31.3%	32.1%

In addition, net tax benefits of $51.1 in 2002, $54.4 in 2001 and $91.6 in 2000 were recorded directly through equity which included tax benefits related to certain employee benefit plans and exchange losses on U.S. Dollar-denominated investments in foreign subsidiaries.

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being lower than the total provision for income taxes as follows:

	2002	2001	2000
Property, plant and equipment	$(12.4)	$(12.1)	$(3.2)
Pension and other postretirement benefits	(19.6)	(29.0)	(8.2)
Alternative Minimum Tax credit utilization	—	—	(89.1)
Other, net	(18.5)	(.7)	44.1

	$(50.5)	$(41.8)	$(56.4)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2002	2001
Deferred Taxes—Current:
Accrued liabilities	$75.3	$65.3
Other, net	35.1	43.5

Total deferred taxes, current	110.4	108.8

Deferred Taxes—Long-term:
Intangible assets	(268.0)	(266.7)
Property, plant and equipment	(278.5)	(269.5)
Tax loss and tax credit carryforwards	146.1	100.0
Other, net	47.1	40.0
Valuation allowance	(135.5)	(84.4)

Total deferred taxes, long-term	(488.8)	(480.6)

Net deferred taxes	$(378.4)	$(371.8)

The major component of the 2002 and 2001 valuation allowance relates to tax benefits in certain jurisdictions arising from net operating losses expiring through 2007, not expected to be realized.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $954.5 of undistributed earnings of foreign subsidiaries at December 31, 2002. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

12.	Earnings Per Share

	For the Year Ended 2002			For the Year Ended 2001			For the Year Ended 2000
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,288.3			$1,146.6			$1,063.8
Preferred dividends	(21.9)			(21.7)			(20.7)

Basic EPS	1,266.4	542.7	$2.33	1,124.9	557.8	$2.02	1,043.1	574.9	$1.81

Stock options and restricted stock		7.3			8.8			9.8
Convertible preference stock	21.5	39.1		21.3	41.1		20.3	42.6

Diluted EPS	$1,287.9	589.1	$2.19	$1,146.2	607.7	$1.89	$1,063.4	627.3	$1.70

In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is appropriately reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

13.	Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $72.3 in 2003, $62.7 in 2004, $55.8 in 2005, $49.7 in 2006, $48.8 in 2007 and $98.3 thereafter. Rental expense amounted to $97.8 in 2002, $96.9 in 2001 and $90.6 in 2000. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant. The Company has various contractual commitments to purchase raw materials, products and services totaling $108.2 that expire through 2005.

The Company is party to various superfund and other environmental matters in connection with prior acquisitions and has been named as a potentially responsible party for the cleanup, restoration and post-closure monitoring of several sites. The Company has been apportioned a share of the liabilities associated with the cleanup activities, and substantially all of these liabilities have been acknowledged in writing as being covered by investment-grade insurance carriers that are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. While it is possible that the nonperformance of other potentially responsible parties could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $75. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the “Council”), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously. In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame. The Company understands that this examination involves hundreds and possibly thousands of other individuals and companies. In 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda., the Brazilian subsidiary of the Seller, and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s subsidiary. Management believes, based on the opinion of its Brazilian legal counsel, that the Company will ultimately prevail in this action. The Company intends to challenge this action vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that has been determined, at the current exchange rate, to approximate $30. The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position, results of operations or ongoing cash flows.

14.	Segment Information

The Company operates in two product segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. The operations of the Oral, Personal, Household Surface and Fabric Care segment are managed geographically in four reportable operating segments: North America, Latin America, Europe and Asia/Africa. Management evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of the operating segments because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Amounts for certain businesses in the Caribbean, which were previously reported in Latin America, have been reclassified to North America to conform with current year presentation and change in management responsibilities. Corporate operations include research and development costs, unallocated overhead costs, and gains and losses on sales of non-strategic brands and assets. Corporate

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

assets primarily include benefit plan assets. Segment information regarding net sales, operating profit, identifiable assets, capital expenditures, and depreciation and amortization is detailed below:

Net Sales	2002	2001	2000
Oral, Personal, Household Surface and Fabric Care
North America(1)	$2,374.1	$2,299.9	$2,216.5
Latin America	2,206.8	2,356.0	2,406.6
Europe	1,984.3	1,835.0	1,825.8
Asia/Africa	1,542.0	1,484.3	1,496.6

Total Oral, Personal, Household Surface and Fabric Care	8,107.2	7,975.2	7,945.5
Total Pet Nutrition(2)	1,187.1	1,109.1	1,058.9

Total Net Sales	$9,294.3	$9,084.3	$9,004.4

(1)	Net sales in the U.S. for Oral, Personal, Household Surface and Fabric Care were $2,030.4, $1,976.7 and $1,896.7 in 2002, 2001 and 2000, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $714.5, $661.5 and $633.9 in 2002, 2001 and 2000, respectively.

Operating Profit	2002	2001	2000
Oral, Personal, Household Surface and Fabric Care
North America	$578.7	$516.6	$487.9
Latin America	647.4	663.2	597.6
Europe	409.0	342.6	320.0
Asia/Africa	232.6	195.9	194.0

Total Oral, Personal, Household Surface and Fabric Care	1,867.7	1,718.3	1,599.5
Total Pet Nutrition	318.3	282.1	243.5
Total Corporate	(172.9)	(165.6)	(102.5)

Total Operating Profit	$2,013.1	$1,834.8	$1,740.5

Identifiable Assets	2002	2001	2000
Oral, Personal, Household Surface and Fabric Care
North America	$2,064.3	$2,108.6	$2,172.6
Latin America	1,661.4	1,934.9	2,041.5
Europe	1,371.9	1,263.6	1,369.4
Asia/Africa	1,005.3	942.7	1,013.0

Total Oral, Personal, Household Surface and Fabric Care	6,102.9	6,249.8	6,596.5
Total Pet Nutrition	552.5	497.6	478.5
Total Corporate	431.8	237.4	177.3

Total Identifiable Assets(1)	$7,087.2	$6,984.8	$7,252.3

(1)	Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles, represented approximately one-third of total long-lived assets of $4,315.7, $4,667.1 and $4,813.3 in 2002, 2001 and 2000, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Capital Expenditures	2002	2001	2000
Oral, Personal, Household Surface and Fabric Care
North America	$65.0	$70.5	$93.4
Latin America	106.4	115.6	119.7
Europe	37.7	33.3	41.7
Asia/Africa	54.6	36.5	45.8

Total Oral, Personal, Household Surface and Fabric Care	263.7	255.9	300.6
Total Pet Nutrition	39.4	37.0	29.2
Total Corporate	40.6	47.3	36.8

Total Capital Expenditures	$343.7	$340.2	$366.6

Depreciation and Amortization	2002	2001	2000
Oral, Personal, Household Surface and Fabric Care
North America	$82.1	$102.8	$101.2
Latin America	53.8	69.3	73.0
Europe	57.3	64.9	67.8
Asia/Africa	46.3	47.8	47.0

Total Oral, Personal, Household Surface and Fabric Care	239.5	284.8	289.0
Total Pet Nutrition	28.7	28.1	30.6
Total Corporate	28.3	23.3	18.2

Total Depreciation and Amortization	$296.5	$336.2	$337.8

15.	Supplemental Income Statement Information

Other Expense, Net	2002	2001	2000
Minority interest	$41.3	$40.1	$32.6
Amortization of intangible assets	12.5	68.0	72.1
Loss (gain) on equity investments	.6	(.2)	(2.2)
Other, net	(31.4)	(13.4)	(50.2)

	$23.0	$94.5	$52.3

Interest Expense, Net	2002	2001	2000
Interest incurred	$158.2	$192.4	$203.5
Interest capitalized	(7.4)	(14.4)	(3.8)
Interest income	(8.0)	(11.9)	(26.4)

	$142.8	$166.1	$173.3

Research and development	$196.6	$184.9	$176.1
Media advertising(1)	$486.6	$509.0	$550.9

(1)	Total advertising support behind Colgate brands, including media, promotion and other consumer and trade incentives, some of which reduce reported net sales, has increased in each of the years presented. The trend in media spending reflects lower media pricing, the negative impact of foreign exchange and a slight shift in investment to other forms of total advertising support.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

16.	Supplemental Balance Sheet Information

Inventories	2002	2001
Raw materials and supplies	$176.6	$188.0
Work-in-process	30.1	27.9
Finished goods	465.0	461.1

	$671.7	$677.0

Inventories valued under LIFO amounted to $155.8 and $143.1 at December 31, 2002 and 2001, respectively. The excess of current cost over LIFO cost at the end of each year was $44.1 and $30.5, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2002, 2001 and 2000.

Property, Plant and Equipment, Net	2002	2001
Land	$132.7	$128.8
Buildings	771.8	726.7
Machinery and equipment	3,752.4	3,553.4

	4,656.9	4,408.9
Accumulated depreciation	(2,165.6)	(1,895.4)

	$2,491.3	$2,513.5

Other Accruals	2002	2001
Accrued advertising	$315.2	$261.8
Accrued payroll and employee benefits	231.4	254.9
Accrued interest	19.1	23.9
Accrued taxes other than income taxes	75.3	48.6
Other	264.6	234.1

	$905.6	$823.3

Other Liabilities	2002	2001
Minority interest	$209.1	$204.1
Pension and other benefits	483.6	401.5
Other	195.9	116.7

	$888.6	$722.3

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, minimum pension liability adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges, and unrealized gains and losses from available-for-sale securities. As of December 31, 2002 and 2001, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments.

The 2002 and 2001 cumulative translation adjustments resulted primarily from devaluation of the Brazilian Real of $175.9 and $105.0, and the Argentine Peso of $28.5 and $66.8, in each year, respectively. In 2000, the cumulative translation adjustments related primarily to the devaluation of the Brazilian Real of $45.1. These adjustments represented write-downs of foreign currency-denominated assets (primarily goodwill and property, plant and equipment) that will result in lower depreciation expense in future periods.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$2,195.2	$2,297.0	$2,381.7	$2,420.4
Gross profit	1,202.8	1,244.0	1,302.6	1,320.7
Net income	289.7	327.0	330.7	340.9
Earnings per common share:
Basic	.52	.59	.60	.62
Diluted	.49	.55	.57	.59

2001
Net sales	$2,212.2	$2,238.7	$2,304.9	$2,328.5
Gross profit	1,180.4	1,188.2	1,232.4	1,248.4
Net income	267.9	287.2	296.2	295.3
Earnings per common share:
Basic	.47	.50	.52	.53
Diluted	.44	.47	.49	.49

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$45.6	$8.4	$—		$8.1	(1)	$45.9

Accumulated amortization of goodwill and other intangibles	$719.0	$12.5	$—		$—		$731.5

Valuation allowance for deferred tax assets	$84.4	$27.1(2)	$24.0	(2)(3)	$—		$135.5

(1)	Uncollectible accounts written off and cash discounts allowed.
(2)	Increase in allowance for tax loss and tax credit carryforward benefits that are not likely to be utilized in the future.
(3)	Increase in allowance related to exchange losses on U.S. Dollar-denominated investments in foreign subsidiaries recorded directly through equity.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2001

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Other	Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$39.8	$11.7		$—	$5.9	(1)	$45.6

Accumulated amortization of goodwill and other intangibles	$651.0	$68.0		$—	$—		$719.0

Valuation allowance for deferred tax assets	$74.7	$27.0	(2)	$—	$17.3	(2)	$84.4

(1)	Uncollectible accounts written off and cash discounts allowed.
(2)	Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2000

(Dollars in Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$37.2	$10.3	$—	$7.7	(1)	$39.8

Accumulated amortization of goodwill and other intangibles	$578.9	$72.1	$—	$—		$651.0

Valuation allowance for deferred tax assets	$137.0	$—	$—	$62.3	(2)	$74.7

(1)	Uncollectible accounts written off and cash discounts allowed.
(2)	Decrease in allowance due to utilization of tax credits and net operating loss carryforwards.

Report of Independent Accountants

To the Board of Directors and Shareholders of

    Colgate-Palmolive Company:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows for the year then ended present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 (the “Prior Year Financial Statements”) before the adjustments disclosed in the Summary of Significant Accounting Policies note (“Note 2”), and the financial statement schedules for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated February 4, 2002.

As disclosed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002. In addition, as disclosed in Note 2, effective January 1, 2002, the Company changed the manner in which it recognizes, measures and displays certain sales incentives upon the adoption of the accounting guidance of Emerging Issues Task Force Issues 00-14 and 00-25 (“EITF 00-14 and 00-25”).

As discussed above, the Prior Year Financial Statements were audited by other independent accountants who have ceased operations. As disclosed in Note 2, such financial statements have been revised to include the transitional disclosures required by SFAS 142 and to reflect the adoption of EITF 00-14 and 00-25. We have audited the transitional disclosures contained in Note 2, and the adjustments applied to revise the Prior Year Financial Statements. In our opinion, these transitional disclosures and adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the Prior Year Financial Statements other than with respect to such transitional disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the Prior Year Financial Statements taken as a whole.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 3, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP that has not been reissued. The Arthur Andersen LLP report does not extend to the revision of the 2001 and 2000 Consolidated Statements of Income related to the change in accounting for sales incentives or the transitional disclosures related to the change in accounting for goodwill and intangible assets presented in Note 2 to the Consolidated Financial Statements. These revisions and transitional disclosures were audited by PricewaterhouseCoopers LLP as stated in their report appearing herein.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of

    Colgate-Palmolive Company:

We have audited the accompanying consolidated balance sheets of Colgate-Palmolive Company (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

New York, New York

February 4, 2002

Market and Dividend Information

The Company’s common stock and $4.25 Preferred Stock are listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the amount of dividends paid per common share has increased for 40 consecutive years.

Market Price

	Common Stock				$4.25 Preferred Stock
Quarter Ended	2002		2001		2002		2001
	High	Low	High	Low	High	Low	High	Low
March 31	$57.75	$54.10	$62.50	$51.00	$90.50	$86.00	$89.00	$86.85
June 30	58.73	47.95	61.00	51.26	90.00	86.50	89.75	85.93
September 30	56.14	44.36	60.25	52.64	90.50	87.00	88.00	85.50
December 31	57.91	51.04	59.41	56.15	97.00	88.50	88.00	85.00
Closing Price	$52.43		$57.75		$95.25		$87.50

Dividends Paid Per Share

Quarter Ended	2002	2001	2002	2001
March 31	$.1800	$.1575	$1.0625	$1.0625
June 30.1800		.1575	1.0625	1.0625
September 30.1800		.1800	1.0625	1.0625
December 31.1800		.1800	1.0625	1.0625

Total	$.72	$.675	$4.25	$4.25

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

Dollars in Millions Except Per Share Amounts

	2002	2001	2000	1999	1998	1997	1996	1995		1994		1993
Continuing Operations
Net sales(2)	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8	$8,786.8	$8,493.1	$8,201.5		$7,444.5		$7,009.3
Results of operations:
Net income	1,288.3	1,146.6	1,063.8	937.3	848.6	740.4	635.0	172.0	(3)	580.2	(4)	189.9	(5)
Per share, basic	2.33	2.02	1.81	1.57	1.40	1.22	1.05	.26	(3)	.96	(4)	.27	(5)
Per share, diluted	2.19	1.89	1.70	1.47	1.30	1.13	.98	.25	(3)	.89	(4)	.26	(5)
Depreciation and amortization expense	296.5	336.2	337.8	340.2	330.3	319.9	316.3	300.3		235.1		209.6

Financial Position
Current ratio	1.0	1.0	1.0	1.0	1.1	1.1	1.2	1.3		1.4		1.5
Property, plant and equipment, net	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2	2,441.0	2,428.9	2,155.2		1,988.1		1,766.3
Capital expenditures	343.7	340.2	366.6	372.8	389.6	478.5	459.0	431.8		400.8		364.3
Total assets	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2	7,538.7	7,901.5	7,642.3		6,142.4		5,761.2
Long-term debt	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6	2,340.3	2,786.8	2,992.0		1,751.5		1,532.4
Shareholders’ equity	350.3	846.4	1,468.1	1,833.7	2,085.6	2,178.6	2,034.1	1,679.8		1,822.9		1,875.0

Share and Other
Book value per common share	.69	1.54	2.57	3.14	3.53	3.65	3.42	2.84		3.12		3.10
Cash dividends declared and paid per common share	.72	.675	.63	.59	.55	.53	.47	.44		.39		.34
Closing price	52.43	57.75	64.55	65.00	46.44	36.75	23.06	17.56		15.84		15.59
Number of common shares outstanding (in millions)	536.0	550.7	566.7	578.9	585.4	590.8	588.6	583.4		577.6		597.0
Number of shareholders of record:
$4.25 Preferred	215	224	247	275	296	320	350	380		400		450
Common	38,800	40,900	42,300	44,600	45,800	46,800	45,500	46,600		44,100		40,300
Average number of employees	37,700	38,500	38,300	37,200	38,300	37,800	37,900	38,400		32,800		28,000

(1)	All share and per share amounts have been restated to reflect the 1999 and 1997 two-for-one stock splits.
(2)	Net sales amounts have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.
(3)	Income in 1995 includes a net provision for restructured operations of $369.2. (Excluding this charge, earnings per share would have been $.89, basic and $.84, diluted.)
(4)	Income in 1994 includes a one-time charge of $5.2 for the sale of a non-core business, Princess House.
(5)	Income in 1993 includes a one-time impact of adopting new mandated accounting standards, effective in the first quarter of 1993, of $358.2. (Excluding this charge, earnings per share would have been $.84, basic and $.79, diluted.)

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2002

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-K dated October 17, 1991, File No. 1-644-2.)

3-B		By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to its Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-644.)

4-A	a)

Rights Agreement dated as of October 23, 1998 between registrant and First Chicago Trust Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-A dated October 23, 1998, File No. 1-644-2.)

b)

Amendment, dated as of March 14, 2002, to the Rights Agreement between Equiserve (as successor to First Chicago Trust Company of New York) and Colgate-Palmolive Company, dated October 23, 1998. (Registrant hereby incorporates by reference Exhibit 4-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-644.)

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

10-E		Colgate-Palmolive Company Stock Plan for Non-Employee Directors, as amended.

Exhibit No.		Description

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

10-K

U.S. $1,250,000,000 Five Year Credit Agreement dated as of May 10, 2002. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002,

File No. 1-644.)

10-L

Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-M		Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

10-N		Description of the Colgate-Palmolive Company Supplemental Savings & Investment Plan.

12		Statement Computation of Ratio of Earnings to Fixed Charges.

21		Subsidiaries of the Registrant.

23-A		Consent of Independent Accountants.

23-B		Consent of Independent Public Accountants.

24		Powers of Attorney.

99-A		Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-B		Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499