Form 10-Q
period 2003-03-31
COLGATE PALMOLIVE CO
filed 2003-05-12
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-644

COLGATE-PALMOLIVE COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1815595 (I.R.S. Employer Identification No.)

300 Park Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class Common, $1.00 par value	Shares Outstanding 538,034,828	Date April 30, 2003

PART I.

FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net sales	$2,348.4	$2,195.2
Cost of sales	1,050.2	992.4

Gross profit	1,298.2	1,202.8
Selling, general and administrative expenses	787.7	742.1

Operating profit	510.5	460.7
Interest expense, net	34.0	34.9

Income before income taxes	476.5	425.8
Provision for income taxes	152.5	136.1

Net income	$324.0	$289.7

Earnings per common share, basic	$.59	$.52

Earnings per common share, diluted	$.56	$.49

Dividends declared per common share*	$.42	$.36

*

Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current Assets
Cash and cash equivalents	$205.8	$167.9
Receivables (net of allowances of $50.9 and $45.9, respectively)	1,157.1	1,145.4
Inventories	737.1	671.7
Other current assets	277.1	243.1

Total current assets	2,377.1	2,228.1
Property, plant and equipment:
Cost	4,695.8	4,656.9
Less: Accumulated depreciation	2,231.4	2,165.6

	2,464.4	2,491.3

Goodwill, net	1,213.0	1,182.8
Other intangible assets, net	604.9	608.5
Other assets	589.2	576.5

Total assets	$7,248.6	$7,087.2

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$115.4	$94.6
Current portion of long-term debt	315.2	298.5
Accounts payable	695.9	728.3
Accrued income taxes	185.4	121.7
Other accruals	1,029.0	905.6

Total current liabilities	2,340.9	2,148.7

Long-term debt	3,165.4	3,210.8
Deferred income taxes	490.9	488.8
Other liabilities	915.2	888.6

Shareholders’ Equity
Preferred stock	315.3	323.0
Common stock	732.9	732.9
Additional paid-in capital	1,072.5	1,133.9
Retained earnings	6,616.0	6,518.5
Accumulated other comprehensive income	(1,870.7)	(1,865.6)

	6,866.0	6,842.7
Unearned compensation	(337.2)	(340.1)
Treasury stock, at cost	(6,192.6)	(6,152.3)

Total shareholders’ equity	336.2	350.3

Total liabilities and shareholders’ equity	$7,248.6	$7,087.2

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities:
Net income	$324.0	$289.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	75.7	71.7
Voluntary contributions to benefit plans	—	(50.0)
Cash effects of changes in:
Receivables	(10.2)	(11.9)
Inventories	(60.4)	(38.9)
Accounts payable and other accruals	(37.7)	(16.2)
Deferred and accrued income taxes	70.2	2.9
Other non-current assets and liabilities	5.5	26.8

Net cash provided by operations	367.1	274.1

Investing Activities:
Capital expenditures	(48.2)	(50.3)
Other	(14.5)	(1.3)

Net cash used in investing activities	(62.7)	(51.6)

Financing Activities:
Principal payments on debt	(129.2)	(193.1)
Proceeds from issuance of debt	101.3	385.0
Dividends paid	(97.4)	(99.7)
Purchases of common stock	(87.3)	(295.5)
Other	(55.4)	(5.8)

Net cash used in financing activities	(268.0)	(209.1)

Effect of exchange rate changes on cash and cash equivalents	1.5	(1.3)

Net increase in cash and cash equivalents	37.9	12.1
Cash and cash equivalents at beginning of period	167.9	172.7

Cash and cash equivalents at end of period	$205.8	$184.8

Supplemental Cash Flow Information:
Income taxes paid	$79.6	$133.2

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

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002, for a complete set of financial notes including the Company’s significant accounting policies.

2.

Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions. Such amounts are recorded in the year incurred and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.

Inventories by major classes were as follows:

	March 31, 2003	December 31, 2002

Raw materials and supplies	$184.4	$176.6
Work-in-process	35.5	30.1
Finished goods	517.2	465.0

	$737.1	$671.7

4.

Comprehensive Income

Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2003 and 2002 was $318.9 and $268.7, respectively. The difference from net income primarily consists of foreign currency translation adjustments, partially offset by cash flow hedging activity. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

5.

Earnings Per Share

	Three Months Ended

	March 31, 2003			March 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$324.0			$289.7
Preferred dividends	(6.9)			(5.7)

Basic EPS	317.1	537.1	$.59	284.0	549.2	$.52

Stock options and restricted stock		5.0			8.0
Convertible preference stock	6.8	37.6		5.7	40.0

Diluted EPS	$323.9	579.7	$.56	$289.7	597.2	$.49

6.

Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As all grants had an exercise price not less than fair market value on the date of grant, no compensation expense has been recognized for stock option grants. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$324.0	$289.7
Deduct: pro forma stock option compensation expense, net of tax	9.3	11.3

Pro forma net income	$314.7	$278.4

Earnings per share:
Basic – as reported	$0.59	$0.52
Basic – pro forma	0.57	0.50

Diluted – as reported	0.56	0.49
Diluted – pro forma	0.54	0.47

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

7.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

8.

Segment Information

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of the operating segments because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by business segment and geographic region were as follows:

	Three Months Ended March 31,

	2003	2002

Net Sales
Oral, Personal, Household Surface and Fabric Care
North America	$588.5	$576.7
Latin America	498.5	535.3
Europe	530.9	444.7
Asia/Africa	421.1	368.5

Total Oral, Personal, Household Surface and Fabric Care	2,039.0	1,925.2
Total Pet Nutrition	309.4	270.0

Total Net Sales	$2,348.4	$2,195.2

Operating Profit
Oral, Personal, Household Surface and Fabric Care
North America	$147.8	$143.6
Latin America	148.7	158.1
Europe	113.9	95.5
Asia/Africa	65.9	55.0

Total Oral, Personal, Household Surface and Fabric Care	476.3	452.2
Total Pet Nutrition	87.8	65.5
Total Corporate	(53.6)	(57.0)

Total Operating Profit	$510.5	$460.7

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $2,348.4 in the first quarter of 2003. Sales increased 7.0% driven by unit volume gains of 6.0% as compared to the first quarter of 2002.

First quarter sales in the Oral, Personal, Household Surface and Fabric Care segment were $2,039.0, up 6.0% from 2002 as a result of volume growth.

Colgate-North America sales grew 2.0% in the first quarter of 2003 to $588.5 on volume gains of 6.0%, due to investment in growth-oriented promotional activities. Volume increases were attributable to new product introductions such as Colgate Simply White and the continued success of products in the Oral Care category such as Colgate Total Plus Whitening and Colgate Herbal White toothpastes and the Colgate Motion kids battery-powered toothbrush. In the Personal Care category, Softsoap Aromatherapy body wash and liquid hand soaps and Speed Stick 24/7 deodorant contributed to increased volume. Operating profit in North America increased 3% to $147.8 driven by volume gains and higher gross profit margins, partially offset by increased commercial and media investment.

Colgate-Latin America sales decreased 7.0% to $498.5 due to the impact of foreign currency translations. Volume increased 6.5% and sales rose 17.0%, excluding the effect of foreign currency declines. Chile, Central America, Colombia, Brazil, Mexico and Peru each contributed volume gains. Recent oral care introductions driving growth include Colgate Triple Action, Sorriso Jua + Propolis and Colgate Total Plus Whitening toothpastes. In Personal Care, recent introductions increasing growth were Palmolive Naturals bar soap and Caprice Naturals hair care lines. Volume gains in Household Surface Care were driven by Ajax with Baking Soda and Citrus liquid cleaner and Axion Shine with Mint Vinegar. Operating profit in Latin America decreased 6% to $148.7 due to foreign currency declines, partially offset by increased volume and cost-control initiatives.

Colgate-Europe sales increased 19.5% to $530.9 on volume gains of 3.0% and the impact of the stronger Euro. Sales in local currencies increased 1.0%. Strong volume increases were achieved in Austria, France, Germany, Hungary, Romania, Russia, Turkey and Ukraine. Oral Care volume within the region was driven by the success of Colgate Total Plus Whitening toothpaste and the Colgate Massager manual toothbrush. Palmolive Aromatherapy shower gel, bath foam and liquid hand soap contributed to growth in the Personal Care category, and recently introduced products adding to volume gains in other categories include Palmolive Oxygen dishwashing liquid and Ajax Minerals all-purpose cleaners. Operating profit in Europe grew 19% to $113.9, primarily driven by the positive impact of foreign currencies.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Asia/Africa first quarter sales increased 14.5% to $421.1 on volume gains of 8.5%. China, the Philippines, Malaysia, Senegal and Zimbabwe each contributed strong volume gains. Successful new Oral Care products contributing to growth in the region include Colgate Total Plus Whitening, Colgate Herbal and Colgate Herbal White toothpastes, and the Colgate Extra Clean manual toothbrush. Volume growth in Personal Care was driven by Palmolive Aromatherapy shower gel and Protex bar soap. Operating profit increased 20% in Asia/Africa to $65.9 as a result of volume gains, higher gross profit margins, and the positive impact of foreign exchange.

Hill’s Pet Nutrition sales increased 14.5% to $309.4 on unit volume gains of 7.0% driven by innovative new products such as Science Diet Nature’s Best cat and dog food, veterinary endorsements and merchandising activities. Hill’s International growth was led by Australia, France, Greece, Japan, New Zealand, the Nordic countries, Russia, Switzerland and Turkey. Operating profit at Hill’s increased 34% to $87.8 driven primarily by increased volume as well as the continued focus on reducing overhead.

Worldwide gross profit margin for the first quarter of 2003 increased to 55.3% from 54.8% in 2002 as the Company continued to benefit from the shift to higher margin businesses, manufacturing cost-reduction initiatives, global sourcing and other cost reduction programs.

Selling, general and administrative expenses as a percentage of sales decreased to 33.5% in the first quarter of 2003 from 33.8% in 2002, reflecting continued cost-control initiatives, partially offset by increased media expenditures.

Operating profit increased 11% to $510.5 in the first quarter of 2003, and reached a level of 22% of sales versus 21% in the first quarter of 2002.

Interest expense, net of interest income, decreased to $34.0 in the 2003 first quarter as compared with $34.9 in 2002, primarily due to the effect of lower interest rates.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the first quarter of 2003 and 2002 was 32.0%. The tax rate for the first quarter of 2003 reflects the Company’s current estimate of its full year effective income tax rate.

Net income for the first quarter of 2003 increased 12% to $324.0, or $0.56 per share on a diluted basis, compared with $289.7, or $0.49 per share, in the prior year.

For a table summarizing segment sales and operating profit, please refer to Note 8, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 34% to $367.1 in the first quarter of 2003, compared with $274.1 in the comparable period of 2002, as a result of improved profitability, decreased tax payments and timing of voluntary contributions to employee benefit plans. A portion of the increased tax payments in the first quarter of 2002 related to a deferral of 2001 taxes into 2002 under a U.S. Government relief program granted to New York City based corporate taxpayers as a result of the events of September 11, 2001.

At March 31, 2003, $336.3 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance these obligations on a long-term basis under its lines of credit which expire in 2007.

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

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

For information regarding legal matters, please refer to Note 7 to the Condensed Consolidated Financial Statements contained in this quarterly report and Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 6, 2003. The matters voted on and the results of the vote were as follows:

(a)	Jill K. Conway, Ronald E. Ferguson, Carlos M. Gutierrez, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Howard B. Wentz, Jr. were elected directors of the Company. The results of the vote were as follows:

	Votes Received		Votes Withheld
Jill K. Conway	441,727,547	(98.0%)	9,079,636	(2.0%)
Ronald E. Ferguson	441,950,151	(98.0%)	8,857,032	(2.0%)
Carlos M. Gutierrez	444,224,559	(98.5%)	6,582,624	(1.5%)
Ellen M. Hancock	439,783,289	(97.6%)	11,023,894	(2.4%)
David W. Johnson	442,262,744	(98.1%)	8,544,439	(1.9%)
Richard J. Kogan	444,263,142	(98.5%)	6,544,041	(1.5%)
Delano E. Lewis	444,296,234	(98.6%)	6,510,949	(1.4%)
Reuben Mark	444,164,387	(98.5%)	6,642,796	(1.5%)
Howard B. Wentz, Jr.	441,675,168	(98.0%)	9,132,015	(2.0%)

(b)	The ratification of the selection of PricewaterhouseCoopers LLP as auditors for the year ending December 31, 2003 was approved. The results of the vote were as follows:

Votes For		Votes Against		Abstentions
439,057,819	(97.4%)	8,493,494	(1.9%)	3,255,870	(0.7%)

(c)	A stockholder proposal regarding stock-based compensation plans was not approved. The results of the vote were as follows:

Votes For		Votes Against		Abstentions		Broker Non-Votes
140,148,985	(36.6%)	235,359,103	(61.5%)	7,107,475	(1.9%)	68,191,620

(d)	A stockholder proposal regarding workplace human rights was not approved. The results of the vote were as follows:

Votes For		Votes Against		Abstentions		Broker Non-Votes
39,573,108	(10.3%)	315,572,835	(82.5%)	27,469,620	(7.2%)	68,191,620

(e)	A stockholder proposal regarding independent chairman was not approved. The results of the vote were as follows:

Votes For		Votes Against		Abstentions		Broker Non-Votes
43,452,496	(11.4%)	332,913,563	(87.0%)	6,249,504	(1.6%)	68,191,620

For information regarding voting procedures, please see the Company's Proxy Statement for the 2003 Annual Meeting.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 12	Ratio of Earnings to Fixed Charges.

Exhibit 99-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY

(Registrant)

Principal Executive Officer:
May 12, 2003	/s/	REUBEN MARK

Reuben Mark Chairman and Chief Executive Officer

Principal Financial Officer:
May 12, 2003	/s/	STEPHEN C. PATRICK

Stephen C. Patrick Chief Financial Officer

Principal Accounting Officer:
May 12, 2003	/s/	DENNIS J. HICKEY

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

Date: May 12, 2003	/s/	REUBEN MARK

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

Date: May 12, 2003	/s/	STEPHEN C. PATRICK

Stephen C. Patrick Chief Financial Officer