Form 10-Q
period 2003-06-30
COLGATE PALMOLIVE CO
filed 2003-08-13
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	538,016,766	July 31, 2003

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$2,458.6	$2,297.0	$4,807.0	$4,492.2
Cost of sales	1,105.8	1,053.0	2,156.0	2,045.4

Gross profit	1,352.8	1,244.0	2,651.0	2,446.8
Selling, general and administrative expenses	795.3	726.2	1,583.0	1,468.3

Operating profit	557.5	517.8	1,068.0	978.5
Interest expense, net	31.3	37.1	65.3	72.0

Income before income taxes	526.2	480.7	1,002.7	906.5
Provision for income taxes	166.4	153.7	318.9	289.8

Net income	$359.8	$327.0	$683.8	$616.7

Earnings per common share, basic	$.66	$.59	$1.25	$1.11

Earnings per common share, diluted	$.62	$.55	$1.18	$1.04

Dividends declared per common share*	$—	$—	$.42	$.36

*	Two dividends were declared in each of the first quarter periods.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$219.2	$167.9
Receivables (net of allowances of $48.5 and $45.9, respectively)	1,196.0	1,145.4
Inventories	770.9	671.7
Other current assets	256.9	243.1

Total current assets	2,443.0	2,228.1
Property, plant and equipment:
Cost	4,866.4	4,656.9
Less: Accumulated depreciation	2,348.9	2,165.6

	2,517.5	2,491.3
Goodwill, net	1,271.3	1,182.8
Other intangible assets, net	603.1	608.5
Other assets	591.8	576.5

Total assets	$7,426.7	$7,087.2

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$103.8	$94.6
Current portion of long-term debt	359.7	298.5
Accounts payable	684.2	728.3
Accrued income taxes	164.6	121.7
Other accruals	1,013.1	905.6

Total current liabilities	2,325.4	2,148.7

Long-term debt	2,995.8	3,210.8
Deferred income taxes	522.7	488.8
Other liabilities	869.2	888.6

Shareholders’ Equity
Preferred stock	311.3	323.0
Common stock	732.9	732.9
Additional paid-in capital	1,082.2	1,133.9
Retained earnings	6,965.3	6,518.5
Accumulated other comprehensive income	(1,812.9)	(1,865.6)

	7,278.8	6,842.7
Unearned compensation	(335.4)	(340.1)
Treasury stock, at cost	(6229.8)	(6,152.3)

Total shareholders’ equity	713.6	350.3

Total liabilities and shareholders’ equity	$7,426.7	$7,087.2

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$683.8	$616.7
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	153.6	145.2
Voluntary contributions to benefit plans	(63.1)	(50.0)
Deferred income taxes	(1.0)	(14.6)
Cash effects of changes in:
Receivables	(9.3)	(5.0)
Inventories	(73.1)	(41.6)
Accounts payable and other accruals	8.2	12.9
Other non-current assets and liabilities	31.2	(14.5)

Net cash provided by operations	730.3	649.1

Investing Activities:
Capital expenditures	(121.2)	(121.6)
Sales (purchases) of marketable securities and investments	46.8	(23.8)
Other	(1.4)	2.0

Net cash used in investing activities	(75.8)	(143.4)

Financing Activities:
Principal payments on debt	(319.0)	(310.9)
Proceeds from issuance of debt	122.5	701.4
Dividends paid	(237.0)	(207.8)
Purchases of common and preferred shares	(235.8)	(648.4)
Proceeds from exercise of stock options	63.7	33.7

Net cash used in financing activities	(605.6)	(432.0)

Effect of exchange rate changes on cash and cash equivalents	2.4	1.0

Net increase in cash and cash equivalents	51.3	74.7
Cash and cash equivalents at beginning of period	167.9	172.7

Cash and cash equivalents at end of period	$219.2	$247.4

Supplemental Cash Flow Information:
Income taxes paid	$231.5	$338.8

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions. Such amounts are recorded in the year incurred and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	June 30, 2003	December 31, 2002
Raw materials and supplies	$194.1	$176.6
Work-in-process	35.0	30.1
Finished goods	541.8	465.0

	$770.9	$671.7

4.	Comprehensive Income

Comprehensive income is comprised of net income, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2003 and 2002 was $417.6 and $155.8, respectively. Total comprehensive income for the six months ended June 30, 2003 and 2002 was $736.5 and $424.5, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	June 30, 2003			June 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$359.8			$327.0
Preferred dividends	(5.3)			(5.4)

Basic EPS	354.5	538.0	$.66	321.6	545.0	$.59

Stock options and restricted stock		5.7			7.5
Convertible preference stock	5.2	36.9		5.2	39.3

Diluted EPS	$359.7	580.6	$.62	$326.8	591.8	$.55

	Six Months Ended
	June 30, 2003			June 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$683.8			$616.7
Preferred dividends	(12.2)			(11.1)

Basic EPS	671.6	537.6	$1.25	605.6	547.1	$1.11

Stock options and restricted stock		5.2			7.7
Convertible preference stock	12.0	37.2		10.9	39.7

Diluted EPS	$683.6	580.0	$1.18	$616.5	594.5	$1.04

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

6.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As all grants had an exercise price not less than fair market value on the date of grant, no compensation expense has been recognized for stock option grants. The following presents the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$359.8	$327.0	$683.8	$616.7
Deduct: pro forma stock option compensation expense, net of tax	10.5	10.1	19.8	21.4

Pro forma net income	$349.3	$316.9	$664.0	$595.3

Earnings per share:
Basic – as reported	$.66	$.59	$1.25	$1.11
Basic – pro forma	.64	.57	1.21	1.07

Diluted – as reported	.62	.55	1.18	1.04
Diluted – pro forma	.60	.53	1.14	1.00

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

7.	Contingencies

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the “Seller”), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $90. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the “Council”), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously. In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame. The Company understands that this examination involves hundreds and possibly thousands of other individuals and companies. In 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda., the Brazilian subsidiary of the Seller, and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s subsidiary. Management believes, based on the opinion of its Brazilian legal counsel, that the Company will ultimately prevail in this action. The Company intends to challenge this action vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that has been determined, at the current exchange rate, to approximate $35. The Company has filed an administrative appeal with the Brazilian internal revenue authority, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

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

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by business segment and geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales
Oral, Personal, Household Surface and Fabric Care
North America	$593.6	$553.0	$1,182.1	$1,129.7
Latin America	544.3	587.0	1,042.8	1,122.3
Europe	577.7	489.8	1,108.6	934.5
Asia/Africa	417.4	375.0	838.5	743.5

Total Oral, Personal, Household Surface and Fabric Care	2,133.0	2,004.8	4,172.0	3,930.0
Total Pet Nutrition	325.6	292.2	635.0	562.2

Total Net Sales	$2,458.6	$2,297.0	$4,807.0	$4,492.2

Operating Profit
Oral, Personal, Household Surface and Fabric Care
North America	$154.9	$136.2	$302.7	$279.8
Latin America	151.6	171.1	300.3	329.2
Europe	127.7	99.3	241.6	194.8
Asia/Africa	69.7	57.5	135.6	112.5

Total Oral, Personal, Household Surface and Fabric Care	503.9	464.1	980.2	916.3
Total Pet Nutrition	91.2	86.6	179.0	152.1
Total Corporate	(37.6)	(32.9)	(91.2)	(89.9)

Total Operating Profit	$557.5	$517.8	$1,068.0	$978.5

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $2,458.6 in the second quarter of 2003. Sales increased 7.0% driven by volume gains of 4.5%, positive pricing of 1.5% and foreign exchange impact of 1.0%, as compared to the second quarter of 2002.

Second quarter sales in the Oral, Personal, Household Surface and Fabric Care segment were $2,133.0, up 6.5% from 2002, on volume growth of 4.5%.

Colgate-North America sales grew 7.5% in the second quarter of 2003 to $593.6 on volume gains of 7.5%, driven by investment in growth-oriented promotional activities and increased market share. New products driving growth include Colgate Simply White and Colgate Simply White Night at-home tooth whitening gels, Colgate Total Plus Whitening and Colgate Herbal White toothpastes, Softsoap Aromatherapy body wash and liquid hand soap, Palmolive Aromatherapy dishwashing liquid and Mennen Speed Stick 24/7 deodorant. Operating profit in North America increased 14% to $154.9 driven by these volume gains and higher gross profit margins, partially offset by increased commercial and media investment.

Colgate-Latin America sales decreased 7.5% to $544.3 due to the impact of foreign currency translations. Volume grew 2.0% despite challenging macro-economic conditions and currency declines throughout the region. Strong volume gains in Chile, Ecuador, Mexico, Peru and Central America were partially offset by volume decreases in Argentina and Colombia due to economic slowdowns in those countries. Volume also increased in Venezuela in spite of continuing macro-economic turmoil. Recent introductions contributing to growth include Colgate Total Plus Whitening, Colgate Fresh Confidence Extreme Gel, Colgate Triple Action and Colgate Herbal White toothpastes, and Colgate Active Angle, Colgate Motion Kids and Colgate Extra Clean toothbrushes. Products driving growth in other categories include Protex Herbal anti-bacterial soap, Caprice Color Protection and Caprice Anti-dandruff shampoos, and Ajax Baking Soda and Citrus and Fabuloso Baby Scent liquid cleaners. Operating profit in Latin America decreased 11% to $151.6 due to foreign currency declines.

Colgate-Europe sales increased 18.0% to $577.7 on volume gains of 2.0% and the impact of the stronger euro. Greece, Nordic Group, Spain, United Kingdom, Hungary, Russia, Adria, Turkey and Ukraine each contributed strong volume gains, offsetting volume declines in Germany, which experienced very poor economic conditions and negative GDP growth in the period. Successful new products gaining market share include Colgate Sensitive, Colgate Total Plus Whitening, Colgate Herbal White and Colgate Triple Action toothpastes, Palmolive Aromatherapy Sensual scent shower gel and bath foam, Palmolive Aromatherapy shower gel, bath foam and bar soap, Palmolive Oxygen dishwashing liquid, Ajax Minerals all-purpose cleaner and Soupline Water Petals fabric conditioner. Operating profit in Europe grew 29% to $127.7 driven by higher gross profit margin and the positive impact of foreign currencies.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Asia/Africa second quarter sales increased 11.5% to $417.4 on volume gains of 6.0% and the positive impact of foreign currencies. Australia, China, Hong Kong, Malaysia, Morocco, New Zealand, Philippines, Senegal, South Africa, Thailand and Vietnam achieved increased volumes. Successful new products driving Oral Care growth in the region include Colgate Herbal and Colgate Herbal White toothpastes, Colgate Navigator Plus and Colgate Premier Ultra toothbrushes and the continued rollout of Colgate Simply White at-home tooth whitening gel in Hong Kong, the South Pacific and China. Other new products gaining market share are Palmolive Aromatherapy shower gel and talc, Protex Herbal soap, Softlan Jasmine scent fabric conditioner and Palmolive Naturals shampoo. Operating profit increased 21% in Asia/Africa to $69.7 as a result of volume gains, higher gross profit margins and the positive impact of foreign currencies.

Hill’s Pet Nutrition sales increased 11.5% to $325.6 on volume gains of 4.5% and stronger foreign currencies. Hill’s increased consumption of Science Diet and Prescription Diet in the U.S. specialty retail channel, where its growth continues to outpace category growth. Hill’s Science Diet Nature’s Best continues to contribute incremental volume and market share gains, supported with targeted promotional and media spending during the quarter. Internationally, Australia, Belgium, France, Greece, Hong Kong, South Korea, Spain, Switzerland and Russia each contributed strong volume gains, driven by the launch of Hill’s Science Plan Nature’s Best across Europe. Operating profit at Hill’s increased 5% to $91.2 due to increased volume and the positive impact of foreign currencies.

Sales in the Oral, Personal, Household Surface and Fabric Care segment for the six months ended June 30, 2003 were $4,172.0, up 6.0% from the comparable period in 2002 as volume rose 5.0%. Within this segment, Colgate-North America sales increased 4.5% on volume growth of 6.5%, Colgate-Latin America sales decreased 7.0% on volume growth of 4.0%, Colgate-Europe sales increased 18.5% on volume growth of 2.5%, and Colgate-Asia/Africa sales increased 13.0% on volume growth of 7.5%.

Sales at Hill’s Pet Nutrition for the six months ended June 30, 2003 increased 13.0% to $635.0 on volume growth of 6.0% driven by innovative new products, veterinary endorsements and merchandising activities.

Worldwide gross profit margin for the second quarter of 2003 increased to 55.0% from 54.2% in 2002 as the Company continued to benefit from the shift to higher margin businesses, manufacturing cost-reduction initiatives, global sourcing and other cost-reduction programs. Gross profit margin for the first half of 2003 increased to 55.1% from 54.5% in 2002.

Selling, general and administrative expenses as a percent of sales increased to 32.3% in the second quarter of 2003 from 31.7% in 2002, and to 32.9% for the first half of 2003 from 32.7% in 2002, reflecting increased media expenditures and benefit costs, partially offset by continued cost-control initiatives.

Operating profit increased 8% to $557.5 in the second quarter of 2003, and reached a level of 22.7% of sales versus 22.5% in the second quarter of 2002. Operating profit increased 9% for the first six months of 2003 to $1,068.0 as compared to $978.5 in 2002.

Interest expense, net of interest income, decreased to $31.3 in the 2003 second quarter as compared with $37.1 in 2002, and to $65.3 in the first half of 2003 from $72.0 in 2002 due to lower interest rates and debt levels.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the second quarter of 2003 was 31.6% compared to 32.0% in 2002. The effective tax rate for the first six months of 2003 was 31.8% versus 32.0% in 2002. The tax rate for the first half of 2003 reflects the Company’s current estimate of its full year effective income tax rate.

Net income for the second quarter of 2003 increased 10% to $359.8, or $0.62 per share on a diluted basis, compared with $327.0, or $0.55 per share in the prior year. For the first six months of 2003, net income increased 11% to $683.8, or $1.18 per share on a diluted basis compared to $616.7 or $1.04 per share in 2002.

For a table summarizing segment sales and operating profit, please refer to Note 8, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 13% to $730.3 in the first half of 2003, compared with $649.1 in the comparable period of 2002 primarily as a result of improved profitability. Decreased tax payments offset the impact of working capital changes. A portion of the tax payments in the first half of 2002 related to a deferral of 2001 taxes into 2002 under a U.S. Government relief program granted to New York City based corporate taxpayers as a result of the events of September 11, 2001. The resulting decrease in tax payments in the first half of 2003 was offset by an expected increase in inventory versus low year end levels in line with the timing of new product activities and certain manufacturing relocations.

Investing activities during the first half includes capital expenditures at a level consistent with the comparable period of 2002 and proceeds from the sale of various marketable securities and investments including the settlement of certain foreign currency contracts.

Financing activities during the first half reflect the 33% increase in quarterly dividends announced in the first quarter and a planned reduction in share repurchases. As announced during the quarter, the Company redeemed all of the outstanding shares of its $4.25 Preferred Stock for $10.3 million while at the same time reducing its overall debt levels.

At June 30, 2003, $179.5 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance these obligations on a long-term basis under its lines of credit which expire in 2007.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the quarter ended June 30, 2003 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

For information regarding legal matters, please refer to Note 7 to the Condensed Consolidated Financial Statements contained in this quarterly report and Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, please refer to our quarterly report on Form 10-Q for the three months ended March 31, 2003, filed with the SEC on May 12, 2003.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 12	Ratio of Earnings to Fixed Charges.

	Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

(b)	Reports on Form 8-K.

On April 17, 2003, the Company filed a current report on Form 8-K attaching as an exhibit the press release announcing its earnings for the first quarter of 2003.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY

(Registrant)

Principal Executive Officer:

August 13, 2003	/S/ REUBEN MARK

Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

August 13, 2003	/S/ STEPHEN C. PATRICK

Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

August 13, 2003	/S/ DENNIS J. HICKEY

Dennis J. Hickey
Vice President and Corporate Controller