Form 10-Q
period 2003-09-30
COLGATE PALMOLIVE CO
filed 2003-11-07
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	537,239,676	September 30, 2003

PART I.     FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$2,523.8	$2,381.7	$7,330.8	$6,873.9
Cost of sales	1,136.5	1,079.1	3,292.5	3,124.5

Gross profit	1,387.3	1,302.6	4,038.3	3,749.4
Selling, general and administrative expenses	852.0	788.5	2,435.0	2,256.8

Operating profit	535.3	514.1	1,603.3	1,492.6

Interest expense, net	30.4	38.7	95.7	110.7

Income before income taxes	504.9	475.4	1,507.6	1,381.9
Provision for income taxes	139.5	144.7	458.4	434.5

Net income	$365.4	$330.7	$1,049.2	$947.4

Earnings per common share, basic	$.67	$.60	$1.92	$1.71

Earnings per common share, diluted	$.63	$.57	$1.81	$1.60

Dividends declared per common share	$.24	$.18	$.66	$.54

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$256.1	$167.9
Receivables (net of allowances of $51.2 and $45.9, respectively)	1,195.4	1,145.4
Inventories	772.8	671.7
Other current assets	250.6	243.1

Total current assets	2,474.9	2,228.1
Property, plant and equipment:
Cost	4,918.5	4,656.9
Less: Accumulated depreciation	2,416.1	2,165.6

	2,502.4	2,491.3

Goodwill, net	1,280.4	1,182.8
Other intangible assets, net	600.2	608.5
Other assets	548.1	576.5

Total assets	$7,406.0	$7,087.2

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$100.0	$94.6
Current portion of long-term debt	403.8	298.5
Accounts payable	687.8	728.3
Accrued income taxes	169.3	121.7
Other accruals	1,058.4	905.6

Total current liabilities	2,419.3	2,148.7

Long-term debt	2,731.9	3,210.8
Deferred income taxes	542.3	488.8
Other liabilities	875.3	888.6

Shareholders’ Equity
Preferred stock	307.8	323.0
Common stock	732.9	732.9
Additional paid-in capital	1,071.6	1,133.9
Retained earnings	7,201.3	6,518.5
Accumulated other comprehensive income	(1,828.5)	(1,865.6)

	7,485.1	6,842.7
Unearned compensation	(333.0)	(340.1)
Treasury stock, at cost	(6,314.9)	(6,152.3)

Total shareholders’ equity	837.2	350.3
Total liabilities and shareholders’ equity	$7,406.0	$7,087.2

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Operating Activities:
Net income	$1,049.2	$947.4
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	230.6	218.7
Voluntary contributions to benefit plans	(63.1)	(50.0)
Deferred income taxes	17.4	29.1
Cash effects of changes in:
Receivables	(10.4)	(17.8)
Inventories	(74.3)	(34.4)
Accounts payable and other accruals	75.6	105.2
Other non-current assets and liabilities	54.7	5.3

Net cash provided by operations	1,279.7	1,203.5

Investing Activities:
Capital expenditures	(187.1)	(214.0)
Sales (purchases) of marketable securities and investments	51.3	(13.5)
Other	(0.8)	0.5

Net cash used in investing activities	(136.6)	(227.0)

Financing Activities:
Principal payments on debt	(537.1)	(624.2)
Proceeds from issuance of debt	123.1	857.8
Dividends paid	(366.4)	(305.8)
Purchases of common and preferred shares	(348.7)	(929.5)
Proceeds from exercise of stock options	71.5	52.7

Net cash used in financing activities	(1,057.6)	(949.0)

Effect of exchange rate changes on cash and cash equivalents	2.7	0.5

Net increase in cash and cash equivalents	88.2	28.0
Cash and cash equivalents at beginning of period	167.9	172.7

Cash and cash equivalents at end of period	$256.1	$200.7

Supplemental Cash Flow Information:
Income taxes paid	$333.6	$449.0

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	September 30,	December 31,
	2003	2002
Raw materials and supplies	$190.9	$176.6
Work-in-process	37.6	30.1
Finished goods	544.3	465.0

	$772.8	$671.7

4.	Comprehensive Income

Comprehensive income is comprised of net income, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended September 30, 2003 and 2002 was $349.8 and $201.8, respectively. Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $1,086.3 and $626.3, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	September 30, 2003			September 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$365.4			$330.7
Preferred dividends	(6.8)			(5.5)

Basic EPS	358.6	537.9	$.67	325.2	539.4	$.60

Stock options and restricted stock		4.8			6.9
Convertible preference stock	6.8	36.4		5.4	38.7

Diluted EPS	$365.4	579.1	$.63	$330.6	585.0	$.57

	Nine Months Ended
	September 30, 2003			September 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,049.2			$947.4
Preferred dividends	(19.0)			(16.6)

Basic EPS	1,030.2	537.7	$1.92	930.8	544.5	$1.71

Stock options and restricted stock		5.7			7.4
Convertible preference stock	18.8	37.0		16.3	39.4

Diluted EPS	$1,049.0	580.4	$1.81	$947.1	591.3	$1.60

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$365.4	$330.7	$1,049.2	$947.4
Deduct: pro forma stock option compensation expense, net of tax	12.2	8.8	32.0	30.2

Pro forma net income	$353.2	$321.9	$1,017.2	$917.2

Earnings per share:
Basic – as reported	$.67	$.60	$1.92	$1.71
Basic – pro forma	.65	.58	1.86	1.65

Diluted – as reported	.63	.57	1.81	1.60
Diluted – pro forma	.61	.55	1.75	1.55

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

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that, at the current exchange rate, approximates $35. At the first level of administrative appeal, the disallowance was confirmed although the amount of the assessment was reduced. The Company and the tax authority have appealed this decision to the First Board of Taxpayers, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

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

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by business segment and geographic region were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net Sales
Oral, Personal, Household Surface and Fabric Care
North America	$600.3	$623.5	$1,782.4	$1,753.2
Latin America	549.0	533.9	1,591.8	1,656.2
Europe	601.5	532.3	1,710.1	1,466.8
Asia/Africa	451.0	396.0	1,289.5	1,139.5

Total Oral, Personal, Household Surface and Fabric Care	2,201.8	2,085.7	6,373.8	6,015.7
Total Pet Nutrition	322.0	296.0	957.0	858.2

Total Net Sales	$2,523.8	$2,381.7	$7,330.8	$6,873.9

Operating Profit
Oral, Personal, Household Surface and Fabric Care
North America	$131.0	$150.1	$433.7	$429.9
Latin America	153.1	160.5	453.4	489.7
Europe	128.0	110.9	369.6	305.7
Asia/Africa	72.4	58.0	208.0	170.5

Total Oral, Personal, Household Surface and Fabric Care	484.5	479.5	1,464.7	1,395.8
Total Pet Nutrition	90.4	78.6	269.4	230.7
Total Corporate	(39.6)	(44.0)	(130.8)	(133.9)

Total Operating Profit	$535.3	$514.1	$1,603.3	$1,492.6

9.	Subsequent Event

On October 20, 2003, the Company announced its agreement to sell its European laundry detergent brands, marketed in France, Italy and Scandinavia. The sale is subject to approval by regulatory authorities in France. These European laundry detergent brands account for approximately one percent of the Company’s annual net sales.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Worldwide sales reached $2,523.8 in the third quarter of 2003. Sales increased 6.0% driven by volume gains of 2.5% and a positive foreign exchange impact of 3.5%, as compared to the third quarter of 2002.

Third quarter sales in the Oral, Personal, Household Surface and Fabric Care segment were $2,201.8, up 5.5% from 2002, on volume growth of 2.0% and a positive foreign exchange impact of 3.5%.

Colgate-North America sales decreased 3.5% in the third quarter of 2003 to $600.3 as volume declined 3.0% when compared with the third quarter of 2002, which included the successful introduction of Colgate Simply White at-home tooth whitening gel. Despite the volume decline in the region, recently introduced products such as Colgate Total Advanced Fresh, Colgate Total Plus Whitening and Colgate Herbal White toothpastes helped to strengthen its market share in the Oral Care category. In the Personal and Household Surface Care categories, recently introduced products including Palmolive Aromatherapy dishwashing liquid and Mennen Speed Stick 24/7 deodorant achieved volume gains in the region. Operating profit in North America declined 13% to $131.0 primarily due to decreased volume as compared to the year ago quarter, which included the introduction of Colgate Simply White, and to increased commercial investment.

Colgate-Latin America sales increased 3.0% to $549.0 as volume grew 1.5% despite challenging macro-economic conditions and currency declines within the region. Strong volume gains in Central America, Colombia, Ecuador and Venezuela were partially offset by volume decreases in the Dominican Republic. Volume was relatively flat in Brazil and Mexico. Recent introductions contributing to growth include Colgate Total Plus Whitening and Colgate Triple Action toothpastes, and Colgate Active Angle and Colgate Extra Clean toothbrushes. Operating profit in Latin America decreased 5% to $153.1 primarily due to foreign currency declines.

Colgate-Europe sales increased 13.0% to $601.5 on volume gains of 3.5% and the impact of the stronger euro. Adria, Hungary, Nordic Group, Romania, Russia, Spain, Switzerland, Turkey and the United Kingdom each contributed strong volume gains, offsetting volume declines in Germany and France, which experienced poor economic conditions and negative GDP growth in the period. Successful new products contributing to growth include Colgate Sensitive, Colgate Herbal White and Colgate Whitening toothpastes, and Palmolive Aromatherapy and Palmolive Thermal and Thermal Spa shower gels. Operating profit in Europe grew 15% to $128.0 driven by volume gains and the positive impact of foreign currencies.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Asia/Africa sales increased 14.0% to $451.0 on volume gains of 9.5% and the positive impact of foreign currencies. Volume growth was achieved in nearly every country in the region led by Australia, China, Hong Kong, India, Malaysia, Morocco, the Philippines, Senegal, South Africa and Taiwan. Successful new products driving Oral Care growth in the region include Colgate Herbal and Colgate Herbal White toothpastes, Colgate Active Angle toothbrush and the continued roll-out of Colgate Simply White at-home tooth whitening gel. Other products driving growth are Palmolive Aromatherapy liquid hand soap and bar soap and Protex Herbal bar soap. Operating profit increased 25% in Asia/Africa to $72.4 as a result of volume gains, higher gross profit margins and the positive impact of foreign currencies.

Hill’s Pet Nutrition sales increased 9.0% to $322.0 on volume gains of 3.5% and stronger foreign currencies. Hill’s increased consumption of Science Diet and Prescription Diet in the U.S. specialty retail channel, where its growth continues to outpace category growth. Hill’s Science Diet Nature’s Best continues to contribute incremental volume and market share gains, supported with targeted promotional and media spending during the quarter. Internationally, Australia, Japan, Russia, Korea, Switzerland, Taiwan and Thailand each contributed strong volume gains, driven by the continued roll-out of Hill’s Science Plan and Science Diet Nature’s Best across Europe and Asia. Operating profit at Hill’s increased 15% to $90.4 as a result of increased volume, higher gross profit margins and the positive impact of foreign currencies.

Sales in the Oral, Personal, Household Surface and Fabric Care segment for the nine months ended September 30, 2003 were $6,373.8, up 6.0% from the comparable period in 2002 as volume rose 4.0%. Within this segment, Colgate-North America sales increased 1.5% on volume growth of 3.5%, Colgate-Latin America sales decreased 4.0% on volume growth of 3.5%, Colgate-Europe sales increased 16.5% on volume growth of 3.0%, and Colgate-Asia/Africa sales increased 13.0% on volume growth of 8.0%.

Sales at Hill’s Pet Nutrition for the nine months ended September 30, 2003 increased 11.5% to $957.0 on volume growth of 5.0% driven by innovative new products, veterinary endorsements and merchandising activities.

Worldwide gross profit margin for the third quarter of 2003 increased to 55.0% from 54.7% in 2002 as the Company continued to benefit from manufacturing cost-reduction initiatives and global sourcing programs, partially offset by the impact of increased commercial investment reflected in net sales. Gross profit margin for the first nine months of 2003 increased to 55.1% from 54.5% in 2002.

Selling, general and administrative expenses as a percent of sales increased to 33.8% in the third quarter of 2003 from 33.1% in 2002, and to 33.2% for the first nine months of 2003 from 32.8% in 2002, reflecting the impact of foreign exchange on expenditures and increased benefit costs, partially offset by continued cost-control initiatives.

Operating profit increased 4% to $535.3 in the third quarter of 2003, reflecting a level of 21.2% of sales versus 21.6% in the third quarter of 2002. Operating profit increased 7% for the first nine months of 2003 to $1,603.3, and reached a level of 21.9% of sales versus 21.7% in 2002.

Interest expense, net of interest income, decreased to $30.4 in the 2003 third quarter as compared with $38.7 in 2002, and to $95.7 in the first nine months 2003 from $110.7 in 2002 reflecting lower interest rates and reduced debt levels.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the third quarter of 2003 was 27.6% compared to 30.4% in 2002, reflecting the benefit of tax planning projects in Europe. The effective tax rate for the first nine months of 2003 was 30.4% versus 31.4% in 2002. The tax rate for the first nine months of 2003 reflects the Company’s current estimate of its full year effective income tax rate. The Company has continued to benefit from global tax planning strategies which reduce its effective tax rate.

Net income for the third quarter of 2003 increased 10% to $365.4, or $0.63 per share on a diluted basis, compared with $330.7, or $0.57 per share in the prior year. For the first nine months of 2003, net income increased 11% to $1,049.2, or $1.81 per share on a diluted basis compared to $947.4, or $1.60 per share in 2002.

For a table summarizing segment sales and operating profit, please refer to Note 8, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 6% to $1,279.7 in the first nine months of 2003, compared with $1,203.5 in the comparable period of 2002, primarily as a result of improved profitability. Decreased tax payments offset the impact of working capital changes. A portion of the tax payments in the first nine months of 2002 related to a deferral of 2001 taxes into 2002 under a U.S. Government relief program granted to New York City based corporate taxpayers as a result of the events of September 11, 2001. The resulting decrease in tax payments in the first nine months of 2003 was offset by an expected increase in inventory versus low year end levels in line with the timing of new product activities and certain manufacturing relocations. The Company’s working capital as a percentage of sales improved to 3.0% of sales as compared to 3.3% of sales in 2002. The Company defines working capital as the difference between current assets (excluding cash and marketable securities reported in other current assets) and current liabilities (excluding short-term debt).

Investing activities during the first nine months include capital expenditures at a level slightly lower than the comparable period of 2002 and proceeds from the sale of various marketable securities and investments including the settlement of certain foreign currency contracts.

The Company has announced its agreement to sell its European laundry detergent brands marketed in France, Italy and Scandinavia. The sale is subject to approval by regulatory authorities in France. The resulting proceeds are expected to fund costs associated with divesting these detergent operations, the continued regionalization of the Company’s factories in Europe and a reduction of debt.

Financing activities during the first nine months reflect the 33% increase in quarterly dividends announced in the first quarter, the redemption of all of the outstanding shares of the Company’s $4.25 preferred stock, a planned reduction in share repurchases, and a continued reduction in overall debt levels.

At September 30, 2003, $579.0 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance these obligations on a long-term basis under its lines of credit which expire in 2007.

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

This quarterly report on Form 10-Q may contain forward-looking statements. Actual events or results may differ materially from those statements. For information about factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the information set forth under the caption “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the quarter ended September 30, 2003 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.          Legal Proceedings

For information regarding legal matters, please refer to Note 7 to the Condensed Consolidated Financial Statements contained in this quarterly report and Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6.          Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 3-A	Restated Certificate of Incorporation, as amended.

	Exhibit 3-B	By-Laws.

	Exhibit 12	Ratio of Earnings to Fixed Charges.

	Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

(b)	Reports on Form 8-K.

On July 22, 2003, the Company furnished a current report on Form 8-K pursuant to Item 12 (“Results of Operations and Financial Condition”) containing the press release announcing its earnings for the second quarter of 2003.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY

(Registrant)

Principal Executive Officer:

November 7, 2003	/s/ REUBEN MARK

Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

November 7, 2003	/s/ STEPHEN C. PATRICK

Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

November 7, 2003	/s/ DENNIS J. HICKEY

Dennis J. Hickey
Vice President and
Corporate Controller