Form 10-K
period 2003-12-31
COLGATE PALMOLIVE CO
filed 2004-03-12
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   X   No

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2003, (the last business day of our most recently completed second quarter) was approximately $30.9 billion.*

There were 532,610,151 shares of Common Stock outstanding as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2004 Annual Meeting	Part III, Items 10 through 14

*	For purposes of this calculation only, Colgate-Palmolive Company Common Stock held by Directors of the Company serving as of June 30, 2003, has been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), which was founded in 1806 and incorporated under the laws of the State of Delaware in 1923, is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world.

For recent business developments, refer to the information set forth under the captions “Executive Overview”, “Results of Operations”, “Liquidity and Capital Resources”, “Restructuring Activities” and “Outlook” in Part II, Item 7 of this report.

(b) Financial Information about Industry Segments

Worldwide net sales and operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand throughout many parts of the world, including the U.S., according to value share data provided by ACNielsen. Colgate’s Oral Care products include toothbrushes, toothpaste, tooth whitener, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Simply White toothpaste, Colgate Total Advanced Fresh, Colgate Total Plus Whitening, Colgate Herbal and Herbal White, and Colgate Triple Action toothpastes, and the Colgate Active Angle and Massager manual toothbrushes.

Colgate is a leader in many segments of the Personal Care market with several products including bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants and shave products. Colgate is the market leader in liquid soaps in the U.S. and in male deodorant sticks globally. Significant recent product launches in this segment include Palmolive Aromatherapy shower gel and bar soap, Palmolive Thermal Spa shower gel, Palmolive Naturals shampoo, and Softsoap Vitamins shower gel and liquid hand soap. Colgate also manufactures and markets Mennen underarm antiperspirants and deodorants and men’s toiletries.

Colgate manufactures and markets a wide array of products for Household Surface and Fabric Care. Major products include Palmolive and Ajax dishwashing liquid and Fabuloso household cleansers. Colgate also markets other household names in cleaning and laundry products in the U.S. such as Fab and Murphy’s oil soap. In the Company’s major markets outside the U.S., Colgate is number one in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe. Significant recent product launches in this segment include Ajax All Purpose Cleaner Baking Soda with citrus extracts, Palmolive Aromatherapy dishwashing liquid, and Palmolive Dish Wipes.

Sales of Oral, Personal, Household Surface and Fabric Care products accounted for 34%, 24%, 16% and 13% of total worldwide sales in 2003, respectively. Geographically, Oral Care is a significant part of the Company’s business in Asia/Africa, comprising approximately 55% of sales in that region for 2003. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements included herein.

Colgate, through its Hill’s Pet Nutrition segment, is the world leader in specialty pet nutrition products for dogs and cats. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs; and Prescription Diet, a therapeutic product to help nutritionally manage disease conditions in dogs and cats. Significant recent product launches in this segment include Science Diet Nature’s Best, Science Diet Advanced Protection, a diet proven to increase vitality and alertness in adult dogs and cats, and Prescription Diet Feline m/d, a low carbohydrate diet clinically proven to alter a cat’s metabolism for effective weight loss and to help nutritionally manage diabetes. Hill’s sells its products in 86 countries and leads the premium pet food segment in North America, Japan and South Africa. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide sales in 2003.

Research and Development

Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumers’ oral, personal and household care and pet nutrition needs. Company spending related to research and development activities was $204.8 million, $196.6 million and $184.9 million during 2003, 2002 and 2001, respectively.

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

The Company’s products are sold in a highly competitive global marketplace which is experiencing increased trade concentration and the growing presence of large-format retailers. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain product lines of the Company. Product quality, brand recognition and acceptance and marketing capability largely determine success in the Company’s business segments.

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

Employees

At year-end, the Company employed 36,600 employees of which 83% were located outside the United States.

Environmental Matters

It is the Company’s policy to fully comply with environmental rules and regulations. Capital expenditures for environmental control facilities totaled $26.7 million for 2003. For future years, expenditures are expected to be in the same range. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. For information regarding other environmental matters refer to Note 13 to the Consolidated Financial Statements included herein.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

For information concerning geographic area financial data refer to the information set forth under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(e) Available Information

The Company’s Internet address is www.colgate.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission. Also available on the Company’s website are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board of Directors and reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers.

ITEM 2.	PROPERTIES

The Company owns or leases a total of 294 properties which include manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates 31 properties, of which 12 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal, Household Surface and Fabric Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal, Household Surface and Fabric Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Other research facilities are located in select overseas locations.

Overseas, the Company operates 263 properties, of which 89 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal, Household Surface and Fabric Care segment are located in Australia, Brazil, Canada, China, Colombia, France, Italy, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world. In some areas outside the U.S., products are either manufactured by independent contractors under Company specifications or are imported from the U.S. or elsewhere.

All facilities operated by the Company are, in general, well maintained and adequate for the purpose for which they are intended. The Company conducts continuing reviews of its facilities in connection with its ongoing focus on regionalization of manufacturing facilities and cost-reduction initiatives.

ITEM 3.	LEGAL PROCEEDINGS

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $90 million. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously.

In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame, which the Company understands involves hundreds and possibly thousands of other individuals and companies. In November 2003, these prosecutors requested that a federal judge authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed in this Item 3. The Company recently learned that the federal judge agreed to authorize the charges. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously in any resulting proceeding.

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

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that, at the current exchange rate, approximates $35 million. The Company and the tax authority have appealed this decision to the First Board of Taxpayers, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

For additional discussion of the Company’s contingencies refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of March 8, 2004:

Name	Age	Date First Elected Officer	Present Title
Reuben Mark	65	1974	Chairman of the Board and Chief Executive Officer
William S. Shanahan	63	1983	President
Lois D. Juliber	55	1991	Chief Operating Officer
Javier G. Teruel	53	1996	Executive Vice President
Ian M. Cook	51	1996	Executive Vice President
Stephen C. Patrick	54	1990	Chief Financial Officer
Andrew D. Hendry	56	1991	Senior Vice President General Counsel and Secretary
Michael J. Tangney	59	1993	Executive Vice President President, Colgate-Latin America
Robert J. Joy	57	1996	Senior Vice President Global Human Resources
Dennis J. Hickey	55	1998	Vice President and Corporate Controller
Robert C. Wheeler	62	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Steven R. Belasco	57	1991	Vice President Taxation and Real Estate
Ronald T. Martin	55	2001	Vice President Global Business Practices and Public Affairs
John J. Huston	49	2002	Vice President Office of the Chairman
Franck J. Moison	50	2002	President, Colgate-Europe
Delia H. Thompson	54	2002	Vice President, Investor Relations
Philip A. Berry	54	2003	Vice President Global Workplace Initiatives
Edward J. Filusch	56	2003	Vice President and Treasurer
Fabian T. Garcia	44	2003	President, Asia/Pacific Division
Edmund D. Toben	55	2003	Chief Information Officer

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Fabian T. Garcia, who joined Colgate in August 2003 as President, Asia/Pacific Division, and was elected an officer of the Company in December 2003. He previously served as Senior Vice President—International for the Timberland Company from April 2002 to August 2003, and was President of the Asia Pacific Region of Chanel from August 1996 to December 2001.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified, or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 60 of this report; the information under “Capital Stock and Stock Compensation Plans” in Note 8 to the Consolidated Financial Statements; and the “Number of shareholders of record” and “Cash dividends declared and paid per common share” under the caption “Historical Financial Summary” included on page 61 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 61 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Executive Overview

Colgate-Palmolive Company seeks to deliver consistent, superior shareholder returns by providing consumers, on a global basis, with products that make their lives healthier and more enjoyable.

To this end the Company is tightly focused on two business segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in key product categories. These core businesses and product categories are selected and prioritized according to their capacity to sustain longer term growth, strong global equities and maximize the use of the organization’s core competencies to yield a competitive advantage capable of delivering financial returns above its cost of capital.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each area. As a consequence of this geographic diversity—the Company competes in more than 200 countries and territories worldwide—the organization has a geographic balance which limits exposure to external events in any one country or part of the world.

The Oral, Personal, Household Surface and Fabric Care segment is operated through four operating divisions, North America, Latin America, Europe and Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

To achieve its financial objectives, the Company employs a strategy which is used in all businesses worldwide and that focuses the organization on initiatives to both drive growth and simultaneously fund that growth. Growth and therefore revenues are driven by bringing to the marketplace products which offer value to the consumer through new benefits and convenience in the categories where the Company competes. The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In December 2003, the Company announced that it has agreed to acquire GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of its European laundry detergent brands during 2003.

(Dollars in Millions Except Per Share Amounts)

The Company sees material opportunities for growth through its ability to identify and meet new consumer needs within the categories in which it competes. This includes deploying the insights and products developed in one region on a global basis. Growth opportunities are especially evident in those areas where the Company can leverage economic development and where rising consumer disposable incomes expand the markets for its products. The organization is, therefore, actively focused on the development of such products using global and local knowledge and consumer insight and has an organization in place to ensure these learnings and product bundles are introduced expeditiously around the world.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include measurements of market share, sales (including volume, pricing and foreign exchange components), gross profit margins, operating profits and net income; and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. For an additional discussion of key factors and risks that could impact future financial results, refer to the information set forth below under the caption “Cautionary Statement on Forward-Looking Statements.”

Ultimately, these indicators and other procedures for corporate governance (including the Corporate Code of Conduct) are used to ensure that business health is maintained and effective control exercised. The success of these measures is indicated by the vitality of the business and in its financial strength. The resultant strong and consistent cash flow, evidenced by the company’s AA-/(Aa3) credit rating, in turn provides flexibility for future investments and growth.

Results of Operations

The Company markets its products in over 200 countries and territories throughout the world in two distinct business segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Segment performance is evaluated based on several factors, including operating profit. The Company uses operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

	2003	2002	2001(3)
Worldwide Net Sales by Business Segment and Geographic Region
Oral, Personal, Household Surface and Fabric Care
North America(1)	$2,356.2	$2,374.1	$2,299.9
Latin America	2,179.5	2,206.8	2,356.0
Europe	2,304.1	1,984.3	1,835.0
Asia/Africa	1,747.5	1,542.0	1,484.3

Total Oral, Personal, Household Surface and Fabric Care	8,587.3	8,107.2	7,975.2
Total Pet Nutrition(2)	1,316.1	1,187.1	1,109.1

Net Sales	$9,903.4	$9,294.3	$9,084.3

(1)	Net sales in the U.S. for Oral, Personal, Household Surface and Fabric Care were $1,986.9, $2,030.4 and $1,976.7 in 2003, 2002 and 2001, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $752.8, $714.5 and $661.5 in 2003, 2002 and 2001, respectively.
(3)	Segment information for 2001 has been revised for the following new accounting requirements and certain reclassifications. Net sales were revised for the impact of accounting for sales incentives described in Note 2 to the Consolidated Financial Statements, with no effect on operating profit or net income. Amounts for certain businesses in the Caribbean, which were previously reported in Latin America, have been reclassified to North America to conform with current year presentation and the change in management responsibilities that occurred in 2002.

(Dollars in Millions Except Per Share Amounts)

Net Sales

Worldwide net sales increased 6.5% to $9,903.4 in 2003 on volume growth of 3.5%, increases in net selling prices of 0.5% and a positive foreign exchange impact of 2.5%. Net sales in the Oral, Personal, Household Surface and Fabric Care segment increased 6.0% on 3.5% volume growth while net sales in Pet Nutrition increased 11.0% on 4.5% volume growth. In 2002, worldwide net sales, excluding divestitures, increased 2.5% to $9,294.3 on volume growth of 4.5%, offset by the negative impact of foreign currencies.

Gross Profit

Gross profit margin increased to 55.0%, above both the 2002 level of 54.6% and the 2001 level of 53.4%. This favorable trend reflects the Company’s strategy to improve all aspects of its supply chain through global sourcing, regionalization of manufacturing facilities and other cost-reduction initiatives despite an increase in worldwide materials costs in 2003, as well as its focus on its high margin oral and personal care businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 33.3% in 2003, 32.6% in 2002 and 32.1% in 2001. The increase as a percent of sales in 2003 was driven by increases in advertising of 0.6% and pension and other employee benefit costs of 0.4%, partially offset by savings from cost-control initiatives of 0.3%. The 2002 increase was primarily driven by pension and other employee benefit costs that were partially offset by the benefit of ongoing cost-savings initiatives. Total advertising support behind the Company’s brands, including media, promotion and other consumer and trade incentives, some of which reduce reported net sales, has increased by 13%, 8% and 1% in 2003, 2002 and 2001, respectively. Included in selling, general and administrative expenses is media spending of $514.0, $486.6 and $509.0 in 2003, 2002 and 2001, respectively. Increased media spending in 2003 supported new product launches and helped increase market shares throughout the world. The decrease in media spending in 2002 reflected lower media pricing, the negative impact of foreign exchange and a slight shift in investment to other forms of total advertising support.

Other (Income) Expense, Net

During 2003, Other (income) expense, net changed by $38.0, from $23.0 of expense to ($15.0) of income. The primary components driving this change consist of gains of $107.2 ($63.5 aftertax) related to the sale of non-core brands partially offset by $59.3 ($39.0 aftertax) of costs related to the regionalization of manufacturing facilities, which combined resulted in a net benefit of $47.9 ($24.5 aftertax).

The Company sold various detergent brands marketed in France, Italy and Scandinavia and certain non-core soap brands marketed in Europe. In connection with the European brands divestment during 2003 and the Company’s ongoing focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company initiated the realignment of certain manufacturing operations and workforce reduction programs primarily in Europe, Latin America and Asia/Africa. For additional information refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

During 2002, Other (income) expense, net decreased from $94.5 to $23.0 reflecting the benefit from the change in accounting for goodwill and intangible assets and changes in the fair value of foreign currency contracts. These contracts are an economic hedge of certain foreign currency debt but do not qualify for hedge accounting.

(Dollars in Millions Except Per Share Amounts)

The components of Other (income) expense, net are presented below:

	2003	2002	2001
Minority interest	$45.2	$41.3	$40.1
Amortization of intangible assets	12.3	12.5	68.0
Equity losses/(income)	(.3)	.6	(.2)
Gains on sales of non-core product lines, net	(107.2)	—	(10.8)
Restructuring activities	59.3	—	—
Other, net	(24.3)	(31.4)	(2.6)

Total other (income) expense, net	$(15.0)	$23.0	$94.5

Other, net consists of miscellaneous gains and losses including gains and losses on interest rate and foreign currency hedge contracts that do not qualify for hedge accounting.

Operating Profit

Operating profit rose 8% to $2,166.0 in 2003 from $2,013.1 in 2002, which had reflected a 10% increase from 2001 operating profit of $1,834.8. The continued increase resulted from sales growth, cost-saving initiatives as well as the net impact of sales of non-core brands and restructuring activities. If 2001 results were adjusted for the impact of the change in accounting for goodwill and intangible assets, operating profit would have been $1,889.1.

Interest Expense, Net

Interest expense, net was $124.1 in 2003 compared with $142.8 in 2002 and $166.1 in 2001. This decreasing trend is the result of lower interest rates and, in 2003, reduced debt levels.

Income Taxes

The effective tax rate on income was 30.4% in 2003 versus 31.1% in 2002 and 31.3% in 2001. If 2001 had been adjusted for the impact of the change in accounting for goodwill and intangible assets, the tax rate would have been 30.9%. The effective tax rate was reduced through the realization of tax credits and incentives in all years presented, and as a result of global tax planning strategies including overseas asset revaluations in 2003 and 2001.

Net Income

Net income was $1,421.3 in 2003 or $2.46 per share on a diluted basis compared with $1,288.3 in 2002 or $2.19 per share and $1,146.6 in 2001 or $1.89 per share. As previously discussed, net income in 2003 includes a net aftertax benefit of $24.5 or $.04 per share resulting from the gain on the sale of certain European detergent brands, offset by restructuring activities. If results for 2001 were adjusted for the impact of the change in accounting for goodwill and intangible assets, net income and diluted earnings per share would have been $1,190.4 and $1.96, respectively.

(Dollars in Millions Except Per Share Amounts)

Segment Results

	2003	2002	2001(1)
Worldwide Operating Profit by Business Segment and Geographic Region
Oral, Personal, Household Surface and Fabric Care
North America	$547.4	$578.7	$516.6
Latin America	613.3	647.4	663.2
Europe	488.2	409.0	342.6
Asia/Africa	280.7	232.6	195.9

Total Oral, Personal, Household Surface and Fabric Care	1,929.6	1,867.7	1,718.3
Total Pet Nutrition	371.0	318.3	282.1
Total Corporate	(134.6)	(172.9)	(165.6)

Operating Profit	$2,166.0	$2,013.1	$1,834.8

(1)	As is described in Note 2 to the Consolidated Financial Statements, the Company changed its accounting for goodwill and other intangible assets in 2002 to conform to new accounting requirements. In accordance with the new standard, prior periods were not restated. Amounts for certain businesses in the Caribbean, which were previously reported in Latin America, have been reclassified to North America to conform with current year presentation and change in management responsibilities that occurred in 2002.

North America

Net sales in North America declined 1.0% to $2,356.2 on volume gains of 0.5%, positive foreign exchange of 1.0% and declines in net selling prices of 2.5%. Lower Colgate Simply White at-home tooth whitening gel sales in 2003 were offset by recent introductions such as Colgate Simply White toothpaste, Colgate Total Advanced Fresh toothpaste, Colgate Whitening and Colgate Massager manual toothbrushes, Colgate powered toothbrushes for kids featuring LEGO BIONICLE, and Softsoap Aromatherapy, Softsoap Foamworks and Softsoap Naturals Milk & Honey brand liquid hand soaps, which contributed to volume growth. In 2002, North America achieved overall sales growth of 3.0% to $2,374.1 on volume growth of 6.0%.

Operating profit in North America declined 5% to $547.4 due to increased media and promotion costs as well as the decline in sales. Operating profit in 2002 increased 12% to $578.7, as a result of volume gains, emphasis on higher margin products, and cost-savings initiatives improving gross profit margin. The impact of the discontinuation of amortization of goodwill and indefinite life intangible assets in 2002 was largely offset by increased pension and benefit costs.

Latin America

Net sales in Latin America declined 1.0% to $2,179.5 on 4.0% volume growth and increases in net selling prices of 7.5%, offset by the negative impact of 12.5% resulting from foreign currency declines primarily in Mexico, Venezuela, the Dominican Republic and Colombia. The strongest volume gains in the region were achieved in Mexico, Venezuela, Ecuador, Colombia, Peru and Chile. New products contributing to volume growth in Oral Care include Colgate Total Plus Whitening and Sorriso Super Refreshing toothpastes, Colgate Simply White at-home tooth whitening gel, and Colgate Active Angle, Colgate Extra Clean and Colgate Disney Finding Nemo manual toothbrushes. Driving growth in Personal and Household Surface Care are Palmolive Aromatherapy translucent bar soap, Palmolive Caprice specialty shampoos, and Fabuloso Orange Energy and Ajax Baking Soda and Citrus liquid cleaners. In 2002, Latin America net sales declined 5.5% to $2,206.8 as volume gains of 2.5% were negatively impacted by foreign exchange.

(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 5% to $613.3 due to negative foreign currency impact offset by volume growth and cost-control initiatives. These factors, offset by the discontinuation of amortization of goodwill and indefinite life intangibles, caused a 2% decrease in operating profit in 2002 to $647.2.

Europe

Net sales in Europe increased 16.0% to $2,304.1 on volume gains of 3.0% and a 15.5% positive impact of stronger foreign currencies, primarily the euro, offset by a 2.5% decline in net selling prices. The United Kingdom, Russia, Turkey, Ukraine and Scandinavia achieved the strongest volume increases in the region. New products contributing to growth in Oral Care throughout Europe include Colgate Sensitive and Colgate Triple Action toothpastes, and Colgate Massager, Colgate Extra Clean and Colgate Whitening manual toothbrushes. Palmolive Aromatherapy Sensual, Palmolive Thermal and Palmolive Thermal Spa shower gels and bath foams, Lady Speed Stick Aloe deodorant, Palmolive Oxygen dishwashing liquid and Soupline Hearts fabric conditioner tablets drove growth in Personal, Household Surface and Fabric Care. In 2002, European net sales increased 8.0% to $1,984.3 on volume growth of 5.0%.

Operating profit in Europe increased 19% to $488.2 in 2003 and 19% to $409.0 in 2002 as a result of volume growth, gross margin improvement, the impact of the stronger euro and, in 2002, the discontinuation of amortization of goodwill and indefinite life intangible assets.

Asia/Africa

Net sales in Asia/Africa increased 13.5% to $1,747.5 on volume gains of 7.5% and the positive impact of 8.5% from foreign currencies offset by a 2.5% decrease in net selling prices. China, Malaysia, the Philippines and Australia achieved the strongest volume gains in the region. Successful new products driving growth in Oral Care are Colgate Herbal and Colgate Herbal White toothpastes, and Colgate Premier Ultra and Colgate Navigator Plus manual toothbrushes. Protex SunCare bar soap, Palmolive Naturals shampoo and Palmolive Aromatherapy shampoo, shower gel, talc, liquid hand soap and translucent bar soap contributed to growth in Personal Care throughout the region. In 2002, net sales in Asia/Africa increased 4.0% to $1,542.0 as volume gains of 4.5% were partially offset by foreign currency weakness.

Operating profit grew 21% in Asia/Africa to $280.7 in 2003 and 19% to $232.6 in 2002, driven by volume gains and higher gross profit margins benefiting from the regionalization of manufacturing facilities as well as strong foreign currencies.

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 11.0% to $1,316.1 on 4.5% volume growth, an increase of 1.5% in net selling prices and 5.0% in positive foreign currency impact. Hills’ business in the U.S. was driven by the continued success of Science Diet Nature’s Best, Science Diet Advanced Protection and Prescription Diet Feline m/d. Internationally, Japan, Hong Kong, Australia, Brazil, France, the United Kingdom, Spain, New Zealand, the Philippines and Russia each contributed strong volume gains. The continued rollout of Science Plan and Science Diet Nature’s Best throughout Europe and Asia contributed to the strong international results. In 2002, net sales for the Pet Nutrition segment increased 7.0% to $1,187.1 on 5.5% volume gains.

Operating profit in Pet Nutrition grew 17% to $371.0 in 2003 and 13% to $318.3 in 2002 as a result of strong volume gains and higher gross profit margins, as well as ongoing cost-savings initiatives.

LEGO™ and BIONICLE™ are trademarks of the LEGO Group used here with special permission.

(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

Net cash provided by operations increased 10% to $1,767.7 compared with $1,611.2 in 2002 and $1,503.9 in 2001. The increase reflects the Company’s improved profitability and working capital management including lower cash taxes. A portion of the higher taxes paid in 2002 related to a deferral of 2001 taxes into 2002 under a government relief program as a result of the events of September 11, 2001. The Company’s working capital as a percentage of sales improved to 1.7% of sales as compared with 3.2% of sales in 2002. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in other current assets) and current liabilities (excluding short-term debt). The inventory and accounts receivable components of working capital changed slightly from December 31, 2002 as both inventory days coverage and receivable days sales outstanding remained essentially unchanged. Working capital at December 31, 2003 includes an increase of approximately $69.6 of accrued liabilities related to taxes and restructuring costs incurred in connection with the Company’s sale of certain non-core product lines and other associated actions. The majority of these amounts are expected to be paid in the first half of 2004. Cash generated from operations in 2003 was used to fund capital spending, pay dividends, repurchase common stock and reduce overall debt levels.

Investing activities used $117.6 of cash during 2003 compared with $357.2 and $323.5 during 2002 and 2001, respectively, reflecting an increase in proceeds related to the sale of non-core product lines and from the sale of marketable securities and investments, as well as lower capital expenditures than in the comparable periods. Capital expenditures were $302.1, $343.7 and $340.2 for 2003, 2002 and 2001, respectively. Capital spending continues to be focused primarily on projects that yield high aftertax returns. Capital expenditures for 2004 are expected to be at the rate of approximately 3.0% to 3.5% of net sales. During 2003, the Company sold various detergent and certain non-core soap brands marketed in Europe for an aggregate sales price of $127.6. These non-core brands accounted for approximately 1% of the Company’s 2003 net sales. Certain detergent product lines in Central America were sold in 2001 for an aggregate sale price of $12.5. There were no significant divestitures in 2002. Proceeds from the sale of various marketable securities and investments include the settlement of certain foreign currency contracts.

During 2003, long-term debt decreased to $2,999.3 from $3,509.3 in 2002 and total debt decreased to $3,102.9 in 2003 from $3,603.9 in 2002, primarily due to the Company’s strong free cash flow before dividends (defined below) and the proceeds from the sale of non-core brands, partially offset by share repurchases. The Company’s long-term debt has maintained a rating of AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service.

The Company currently issues commercial paper in the U.S., Canadian and European markets. Domestic and foreign commercial paper outstanding was $46.1 and $391.4, as of December 31, 2003 and 2002, respectively. Commercial paper outstanding during 2003 averaged $640.0 down from the $780.0 average in 2002. The maximum commercial paper outstanding during 2003 and 2002 was $920.0 and $1,100.0, respectively. These borrowings carry a Standard & Poor’s rating of A1+ and a Moody’s rating of P1. The commercial paper and certain current maturities of notes payable of $562.4 are classified as long-term debt at December 31, 2003, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, utilizing its lines of credit that expire in 2007.

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

(Dollars in Millions Except Per Share Amounts)

amounts invested by outside investors as a minority interest. The purpose of this arrangement is to provide the Company access to low-cost sources of capital. During 2000, this subsidiary ceased operations resulting in a cash payment of $113.9 to the outside investors. In 2001, the subsidiary resumed operations with funding of $89.7 from outside investors.

The Company repurchases common shares in the open market and in private transactions for employee benefit plans and to maintain its targeted capital structure. During 2003, the Company redeemed all outstanding shares of its $4.25 Preferred Stock at the stated redemption price of $100 per share. Aggregate repurchases for 2003 included 10.2 million common shares and .1 million shares of preferred stock for a total purchase price of $554.9. In 2002 and 2001, 20.3 million and 22.0 million shares were repurchased, respectively, with total purchase prices of $1,105.2 and $1,263.3, respectively.

Dividend payments were $506.8, up from $413.4 in 2002 and $396.7 in 2001. Common stock dividend payments increased to $.90 per share in 2003 from $.72 per share in 2002 and $.68 per share in 2001. The Series B Preference Stock dividend payments were increased to $7.20 per share in 2003 from $5.76 per share in 2002 and $5.40 in 2001. The Company’s annualized common stock and Series B Preference Stock dividends at December 31, 2003 were $.96 and $7.68 per share, respectively.

The Company believes that internally generated cash flows are adequate to support business operations and capital expenditures. Free cash flow before dividends was $1,465.6, $1,267.5 and $1,163.7 in 2003, 2002 and 2001, respectively. The Company defines free cash flow before dividends as net cash provided by operations less capital expenditures. As management uses this measure to evaluate the Company’s ability to satisfy current and future obligations, repurchase stock, pay dividends and fund future business opportunities, the Company believes that it provides useful information to investors. Free cash flow before dividends is not a measure of cash available for discretionary expenditures since the Company has certain nondiscretionary obligations such as debt service that are not deducted from the measure. Free cash flow before dividends is not a GAAP measurement and may not be comparable with similarly titled measures reported by other companies. A reconciliation of net cash provided by operations to free cash flow before dividends follows:

	2003	2002	2001
Net cash provided by operations	$1,767.7	$1,611.2	$1,503.9
Less: Capital expenditures	(302.1)	(343.7)	(340.2)

Free cash flow before dividends	$1,465.6	$1,267.5	$1,163.7

The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks and access to financial markets worldwide. Accordingly, the Company believes it has sufficient liquidity to meet its financing needs.

At December 31, 2003, the Company had access to domestic and foreign unused lines of credit of $1,868.8 and also had $535.0 of medium-term notes available for issuance pursuant to an effective shelf registration statement. The Company’s domestic lines of credit include a $1,300.0 facility maturing in May 2007 and a $30.0 364-day facility maturing in December 2004. These domestic lines are available for general corporate purposes and to support commercial paper issuance.

On December 18, 2003, the Company agreed to acquire GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. The transaction is structured as an all-cash acquisition of between 80% to 100% of the outstanding shares of GABA for an aggregate price ranging from 800 million Swiss francs to 1,050 million Swiss francs (approximately $645.0 to $846.5 based on December 31, 2003 exchange rates), depending on the number of shares acquired and subject to a purchase price adjustment. It is expected that substantially all the outstanding shares will be acquired by the Company. The acquisition is subject

(Dollars in Millions Except Per Share Amounts)

to regulatory approvals in several European countries and other customary closing conditions and is expected to be completed within the next three to five months. The pending acquisition of GABA will be funded using a combination of debt, primarily short-term, and available cash balances with the majority anticipated to be repaid within 12 months of the closing of the acquisition. The portion of long-term debt, if any, will depend upon future market conditions and other factors. In connection with the financing of the GABA acquisition, the Company anticipates that the amount of its common stock repurchases during 2004 will decline as compared with 2003 levels.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2003.

	Total	Payments Due by Period
		2004		2005	2006	2007	2008	Thereafter
Long-term debt including current portion	$2,949.6	$871.1	(1)	$333.7	$265.0	$249.5	$212.9	$1,017.4
Capitalized leases	49.7	5.7		6.1	6.1	6.5	6.7	18.6
Operating leases	428.2	79.8		72.7	64.7	57.8	57.4	95.8
Purchase obligations(2)	583.1	225.7		146.7	101.4	70.4	38.9	—

Total(3)	$4,010.6	$1,182.3		$559.2	$437.2	$384.2	$315.9	$1,131.8

(1)	Long-term debt due in 2004 includes $562.4 of commercial paper and certain current maturities of notes payable that have been classified as long-term debt as of December 31, 2003, as the Company has the intent and ability to refinance such obligations on a long-term basis under its unused lines of credit which expire in 2007.
(2)	The Company has outstanding purchase obligations with suppliers at the end of 2003 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts do not represent total anticipated purchases but represent only those items which are based on agreements that are enforceable, legally binding and specify minimum quantity, price and term.
(3)	The Company intends to voluntarily contribute a minimum of $30.0 to benefit plans in the first half of 2004.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is party to various superfund and other environmental matters in connection with prior acquisitions. Substantially all of these liabilities have been acknowledged in writing as being covered by investment-grade insurance carriers that are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. The Company is also contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business. While it is possible that the Company’s cash flows and results of operations in a particular period could be affected by the one-time impact of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Restructuring Activities

As more fully described in Note 4 to the Consolidated Financial Statements, the Company incurred $59.3 of costs in connection with the realignment of certain manufacturing operations and workforce reduction programs.

(Dollars in Millions Except Per Share Amounts)

The components and related restructuring activity for 2003 are presented below:

	Termination Benefits	Incremental Depreciation	Total
Charges	$38.2	$21.1	$59.3
Cash payments	(5.5)	—	(5.5)
Charges against assets	—	(21.1)	(21.1)

Restructuring accrual	$32.7	$—	$32.7

Accrued termination benefits at December 31, 2003 are expected to be paid in 2004. Additional restructuring activities expected to be incurred in 2004 for related termination benefits and incremental depreciation are currently estimated at $11.4 for these activities. It is anticipated that the ongoing impact from the divestment of the non-core European detergents and soap brands combined with the effects of these restructuring activities will not result in a material impact on future earnings. Additionally, the Company continues to assess the further regionalization of manufacturing facilities to reduce costs and to streamline its operations.

Costs for these restructuring activities are reflected in the Consolidated Statements of Income in Other (income) expense, net primarily in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

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

With operations in over 200 countries and territories, the Company is exposed to currency fluctuation related to manufacturing and selling its products in currencies other than the U.S. dollar. The major foreign currency exposures involve the markets in the European Union and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company actively monitors its foreign currency exposures in these markets and has been able to substantially offset the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs.

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

The Company is exposed to price volatility related to raw materials used in production. Futures contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. The results of the Company’s commodity hedging activities are not material.

(Dollars in Millions Except Per Share Amounts)

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of AA-/Aa3 or higher.

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

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2003 and 2002. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the Company’s results of operations in 2003 and 2002. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and a description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-14, “Accounting for Certain Sales Incentives,” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which relate to the classification of various types of sales incentives and promotional expenses. The Consolidated Statement of Income for 2001 has been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales; however, the revision had no impact on the Company’s financial position, net income or earnings per share. These reclassifications reduced net sales by $343.5 and cost of sales by $2.0 for the year ended December 31, 2001, with an offsetting reduction in selling, general and administrative expenses.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and indefinite life intangible assets but requires annual impairment reviews. In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of previously reported net income, basic earnings per share and diluted earnings per share for 2001 to the amounts adjusted to exclude goodwill and indefinite life intangible assets amortization is presented in Note 2 to the Consolidated Financial Statements.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of recent accounting pronouncements.

(Dollars in Millions Except Per Share Amounts)

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

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for 2003 would decrease approximately 3%. (Refer to Note 2 to the Consolidated Financial Statements.)

•	Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs were included in cost of sales, gross profit margin as a percent to sales would decrease from 55.0% to 52.1% in 2003 with no impact on reported earnings.

•	The Company accounts for inventories using both the first-in, first-out (FIFO) method (80% of inventories) and the last-in, first-out (LIFO) method (20% of inventories). There would be no impact on reported earnings for 2003, 2002 and 2001 if all inventories were accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, asset impairment, tax valuation allowances, and legal and other contingencies.

•	In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for domestic plans was 6.25%, 6.75% and 7.25% as of December 31, 2003, 2002 and 2001, respectively. As required, the discount rate is based upon published year-end rates on high-quality bonds. The assumed long-term rate of return on plan assets for domestic plans was 8.0%, 8.0% and 9.0% as of December 31, 2003, 2002 and 2001, respectively. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. A 1% change in either the discount rate or the assumed return on plan assets would impact net income by approximately $7. A third, less significant assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.25%, 4.25% and 4.75% as of December 31, 2003, 2002 and 2001, respectively.

•	The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. In 2003, the assumed rate of increase was 9.0% for 2004 and declining 1% per year until reaching the ultimate assumed rate of increase of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce net income by approximately $1.5.

•

Asset impairment analysis is primarily performed for intangible assets and requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair

(Dollars in Millions Except Per Share Amounts)

value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge.

•	Tax valuation allowances are established to reduce tax assets, such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income. A significant change to the Company’s valuation allowances would primarily impact equity and would not materially impact reported earnings.

•	Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. It is management’s opinion that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position, results of operations or ongoing cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

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

Outlook

Looking forward into 2004, the Company is well positioned for continued growth in most of its markets. However, the Company operates in a highly competitive global marketplace that is experiencing increased trade concentration in many markets. In addition, movements in foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic uncertainty in some countries in Latin America and changes in the value of the euro may impact the overall results of Latin America and Europe.

The Company expects the continued success of Colgate toothpaste, using patented and proprietary technology, to bolster worldwide Oral Care leadership and expects new products in Oral Care and other categories to add potential for further growth. Overall, subject to global economic conditions, the Company does not expect the 2004 market conditions to be materially different from those experienced in 2003 and the Company expects its positive momentum to continue.

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

Cautionary Statement on Forward-Looking Statements

In this report and from time to time, the Company may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the United States Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost-reduction plans and new product introductions among other matters. The Company cautions investors that any such forward-looking

(Dollars in Millions Except Per Share Amounts)

statements made by the Company are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in the Company’s forward-looking statements. The following are some of the factors that could cause actual results to differ materially from forward-looking statements:

1.	Global Economic Conditions. The Company operates on a global basis, with approximately 70% of its net sales coming from operations outside the U.S. The Company is subject to the full range of economic risks, including those associated with international operations, such as economic recession, inflation, access to capital markets and related costs, movements in currency exchange rates and interest rates, return on pension assets, trade restrictions, tax law changes, political and legal instability, the imposition of trade restrictions and similar factors beyond the control of the Company.

2.	Competition. The Company faces vigorous competition from multinational consumer product companies throughout the world with the same or greater resources than the Company. Such competition is based on pricing of products, promotional activities, advertising, new product introductions, electronic commerce initiatives and other activities of competitors, the timing and scale of which cannot be foreseen by the Company. The Company’s ability to compete also depends on the strength of its brands, its ability to attract and retain key talent, and its ability to protect its patent, trademark and trade dress rights and to defend against related challenges brought by competitors.

3.	Retail Trade. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, electronic data transmission requirements and other conditions. With the growing trend towards retail trade consolidation, especially in developed markets such as the U.S. and Europe, the Company is increasingly dependent on key retailers, and these retailers, including large-format retailers, have increasingly greater bargaining strength and are reducing their inventory levels. In addition, private label brands sold by retail trade chains are becoming a source of competition for certain product lines of the Company.

4.	Products. The Company’s growth depends on the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the continued success of existing products. In addition, the Company’s ability to create new products and line extensions and to sustain existing products is affected by its ability to develop technological innovations, to receive and maintain necessary patent and trademark protection and regulatory approvals, and to anticipate successfully consumer needs and preferences.

5.	Cost Pressures. The Company’s ability to manage its cost structure can be adversely affected by movements in raw material prices and by unanticipated delays or difficulties in achieving cost efficiencies in manufacturing and distribution. In addition, the Company’s move to global suppliers, to achieve cost reductions and simplify its business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time.

6.	Manufacturing. As a company engaged in manufacturing on a global scale, the Company is subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, loss or impairment of key manufacturing sites, product quality and safety issues, natural disasters and other external factors over which the Company has no control.

7.	Acquisitions. From time to time the Company makes strategic acquisitions. Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business, and achievement of planned synergies and projections.

(Dollars in Millions Except Per Share Amounts)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” located on pages 16 and 17 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements” which is located on page 27 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 16, 2002, the Company appointed PricewaterhouseCoopers LLP as the Company’s independent public accountants. For additional information, refer to the Company’s current report on Form 8-K, filed on May 17, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the year ended December 31, 2003 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(Dollars in Millions Except Per Share Amounts)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item relating to directors and executive officers of the registrant which is set forth in the Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption “Executive Officers of the Registrant”.

Code of Ethics

The Company has long had a Code of Conduct which promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and also the Company’s Directors. The Code of Conduct is available on the Company’s Internet website at www.colgate.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly post such information on its Internet website or by other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)

Equity compensation plans approved by security holders	42,380(1)	$48(2)	13,664(3)

Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable

Total	42,380	$48	13,664

(1)	Consists of 40,348 options and 2,032 restricted shares outstanding under the Company’s Stock Option and Incentive Stock Plans, which are more fully described in Note 8 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

(2)	Includes weighted average exercise price of stock options outstanding of $51 and restricted shares of $0.
(3)	Amount relates to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1st of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions set forth in the Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2004 Annual Meeting is incorporated herein by reference.

(Dollars in Millions Except Per Share Amounts)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements” which is located on page 27 of this report.

(b)    Exhibits.    See the exhibit index which begins on page 62 of this report.

(c)    Reports on Form 8-K

On October 23, 2003, the Company furnished a current report on Form 8-K pursuant to Item 12 (“Results of Operations and Financial Condition”) containing the press release announcing its earnings for the third quarter of 2003.

On December 18, 2003, the Company furnished a current report on Form 8-K pursuant to Item 9 (“Regulation FD Disclosure”) containing the press release announcing its agreement to acquire GABA Holding AG and commenting on its anticipated fourth quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

By:	/S/ REUBEN MARK
Reuben Mark Chairman of the Board and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/S/ REUBEN MARK	/S/ DENNIS J. HICKEY
Reuben Mark Chairman of the Board and Chief Executive Officer	Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/S/ STEPHEN C. PATRICK Stephen C. Patrick Chief Financial Officer

Jill K. Conway, Ronald E. Ferguson

Carlos M. Gutierrez, Ellen M. Hancock,

David W. Johnson, Richard J. Kogan,

Delano E. Lewis, Reuben Mark,

Elizabeth A. Monrad, Howard B. Wentz, Jr.

/S/    ANDREW D. HENDRY

Andrew D. Hendry as Attorney-in-Fact

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2003

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

Index to Financial Statements

Page
Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001	28

Consolidated Balance Sheets as of December 31, 2003 and 2002	29

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2003, 2002 and 2001	30

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	31

Notes to Consolidated Financial Statements	32

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	55

Reports of Independent Auditors	58

Selected Financial Data

Market and Dividend Information	60

Historical Financial Summary	61

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2003	2002	2001
Net sales	$9,903.4	$9,294.3	$9,084.3
Cost of sales	4,456.1	4,224.2	4,234.9

Gross profit	5,447.3	5,070.1	4,849.4
Selling, general and administrative expenses	3,296.3	3,034.0	2,920.1
Other (income) expense, net	(15.0)	23.0	94.5

Operating profit	2,166.0	2,013.1	1,834.8
Interest expense, net	124.1	142.8	166.1

Income before income taxes	2,041.9	1,870.3	1,668.7
Provision for income taxes	620.6	582.0	522.1

Net income	$1,421.3	$1,288.3	$1,146.6

Earnings per common share, basic	$2.60	$2.33	$2.02

Earnings per common share, diluted	$2.46	$2.19	$1.89

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2003	2002
Assets
Current Assets
Cash and cash equivalents	$265.3	$167.9
Receivables (less allowances of $43.6 and $45.9, respectively)	1,222.4	1,145.4
Inventories	718.3	671.7
Other current assets	290.5	243.1

Total current assets	2,496.5	2,228.1
Property, plant and equipment, net	2,542.2	2,491.3
Goodwill	1,299.4	1,182.8
Other intangible assets, net	597.6	608.5
Other assets	543.1	576.5

Total assets	$7,478.8	$7,087.2

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$103.6	$94.6
Current portion of long-term debt	314.4	298.5
Accounts payable	753.6	728.3
Accrued income taxes	183.8	121.7
Other accruals	1,090.0	905.6

Total current liabilities	2,445.4	2,148.7

Long-term debt	2,684.9	3,210.8
Deferred income taxes	456.0	488.8
Other liabilities	1,005.4	888.6

Shareholders’ Equity
Preferred stock	292.9	323.0
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,126.2	1,133.9
Retained earnings	7,433.0	6,518.5
Accumulated other comprehensive income	(1,866.8)	(1,865.6)

	7,718.2	6,842.7
Unearned compensation	(331.2)	(340.1)
Treasury stock, at cost	(6,499.9)	(6,152.3)

Total shareholders’ equity	887.1	350.3

Total liabilities and shareholders’ equity	$7,478.8	$7,087.2

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Per Share Amounts)

	Common Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Compre- hensive Income	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, January 1, 2001	566,655,874	$732.9	$1,144.9	166,218,956	$4,043.4	$4,893.7	$(1,269.7)
Net income						1,146.6		$1,146.6
Other comprehensive income:
Cumulative translation adjustment							(198.5)	(198.5)
Other							(23.0)	(23.0)

Total comprehensive income								$925.1

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(21.3)
Preferred stock						(.4)
Common stock						(375.0)
Shares issued for stock options	2,977,824		62.4	(2,977,824)	(5.3)
Treasury stock acquired	(22,060,688)			22,060,688	1,263.3
Other	3,149,323		(38.6)	(3,149,133)	(97.9)

Balance, December 31, 2001	550,722,333	$732.9	$1,168.7	182,152,687	$5,203.5	$5,643.6	$(1,491.2)

Net income						1,288.3		$1,288.3
Other comprehensive income:
Cumulative translation adjustment							(327.1)	(327.1)
Other							(47.3)	(47.3)

Total comprehensive income								$913.9

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(21.5)
Preferred stock						(.4)
Common stock						(391.5)
Shares issued for stock options	2,310,247		7.0	(2,310,247)	(55.4)
Treasury stock acquired	(20,348,812)			20,348,812	1,105.2
Other	3,318,016		(41.8)	(3,318,016)	(101.0)

Balance, December 31, 2002	536,001,784	$732.9	$1,133.9	196,873,236	$6,152.3	$6,518.5	$(1,865.6)

Net income						1,421.3		$1,421.3
Other comprehensive income:
Cumulative translation adjustment							4.0	4.0
Other							(5.2)	(5.2)

Total comprehensive income								$1,420.1

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(25.5)
Preferred stock						(.2)
Common stock						(481.1)
Shares issued for stock options	4,928,861		(20.9)	(4,928,861)	(96.9)
Treasury stock acquired	(10,146,986)			10,250,146	554.9
Other	2,913,518		13.2	(3,038,518)	(110.4)

Balance, December 31, 2003	533,697,177	$732.9	$1,126.2	199,156,003	$6,499.9	$7,433.0	$(1,866.8)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2003	2002	2001
Operating Activities
Net income	$1,421.3	$1,288.3	$1,146.6
Adjustments to reconcile net income to net cash provided by operations:
Restructuring	53.8	—	(8.9)
Depreciation and amortization	315.5	296.5	336.2
Gain before tax on sale of non-core product lines and other investment activities	(107.2)	(5.2)	(10.8)
Voluntary contributions to benefit plans	(84.1)	(110.0)	(95.7)
Deferred income taxes	(48.8)	35.3	73.0
Cash effects of changes in:
Receivables	(14.4)	(18.0)	19.4
Inventories	(3.1)	(2.4)	(18.7)
Accounts payable and other accruals	188.7	107.7	29.8
Other non-current assets and liabilities	46.0	19.0	33.0

Net cash provided by operations	1,767.7	1,611.2	1,503.9

Investing Activities
Capital expenditures	(302.1)	(343.7)	(340.2)
Sale of non-core product lines	127.6	—	12.5
Sales (purchases) of marketable securities and investments	41.9	(10.0)	(6.2)
Other	15.0	(3.5)	10.4

Net cash used in investing activities	(117.6)	(357.2)	(323.5)

Financing Activities
Principal payments on debt	(804.0)	(763.5)	(595.9)
Proceeds from issuance of debt	229.2	964.5	887.9
Payments from outside investors	—	—	89.7
Dividends paid	(506.8)	(413.4)	(396.7)
Purchases of treasury shares	(554.9)	(1,105.2)	(1,263.3)
Proceeds from exercise of stock options	79.3	57.6	67.6

Net cash used in financing activities	(1,557.2)	(1,260.0)	(1,210.7)

Effect of exchange rate changes on cash and cash equivalents	4.5	1.2	(3.6)

Net increase (decrease) in cash and cash equivalents	97.4	(4.8)	(33.9)
Cash and cash equivalents at beginning of year	167.9	172.7	206.6

Cash and cash equivalents at end of year	$265.3	$167.9	$172.7

Supplemental Cash Flow Information

Income taxes paid	$498.1	$558.8	$346.8
Interest paid	131.5	163.0	221.5
Principal payments on ESOP debt, guaranteed by the Company	23.5	17.8	12.9

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

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2003	2002	2001
Oral Care	34%	34%	34%
Personal Care	24	24	24
Household Surface Care	16	16	16
Fabric Care	13	13	13
Pet Nutrition	13	13	13

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2003 and 2002, equity method investments were $10.4 and $12.5, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements include pension and other retiree benefit cost assumptions, asset impairment, tax valuation allowances, and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Some judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

Revenue Recognition

Sales are recorded at the time products are shipped to trade customers and when risk of ownership transfers. Net sales reflect units shipped at selling list prices reduced by sales returns and the cost of current and continuing promotional programs. Current promotional programs, such as product listing allowances, are recorded in the period incurred. Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements with trade customers. The redemption cost of consumer coupons is based on historical redemption experience and is recorded when coupons are distributed. Volume-based incentives offered to trade customers are based on the estimated cost of the program and are recorded as products are sold.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, general and administrative expenses and were $700.8, $647.8 and $631.0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Marketing Costs

The Company markets its products through advertising and other promotional activities. Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Certain consumer and trade promotional programs, such as consumer coupons, are recorded as a reduction of sales.

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

Property, Plant and Equipment

Land, buildings, and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives, ranging from 3 to 15 years for machinery and equipment and up to 40 years for buildings.

Goodwill and Other Intangibles

As described further below, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. In accordance with SFAS No. 142, goodwill and indefinite life intangible assets, such as the Company’s global brands, are no longer amortized but subject to annual impairment tests. The annual impairment tests were performed and did not result in an impairment charge. Prior to 2002, these assets were

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

amortized on the straight-line method, generally over 40 years. Other intangible assets with finite lives, such as non-compete agreements, continue to be amortized over their useful lives, ranging from 5 to 40 years.

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

	2003	2002	2001
Net income, as reported	$1,421.3	$1,288.3	$1,146.6
Deduct: pro forma stock option compensation expense, net of tax	44.2	39.5	44.9

Pro forma net income	$1,377.1	$1,248.8	$1,101.7

Earnings per share:
Basic—as reported	$2.60	$2.33	$2.02
Basic—pro forma	2.52	2.26	1.94
Diluted—as reported	2.46	2.19	1.89
Diluted—pro forma	2.38	2.12	1.81

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period. The weighted average estimated fair value of stock options granted in 2003, 2002 and 2001 was $13.46, $9.50 and $9.37, respectively. Fair value is estimated using the Black-Scholes option pricing model with the following assumptions: option term until exercise ranging from 2 to 8 years, volatility ranging from 21% to 33%, risk-free interest rate ranging from 1.7% to 4.4% and an expected dividend yield ranging from 2.0% to 2.5%. See Note 8 for a discussion of changes made to the Company’s stock option plans in 2003.

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

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-14, “Accounting for Certain Sales Incentives,” and Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” that relate to the classification of various types of sales incentives and promotional expenses. The Consolidated Statement of Income for 2001 has been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales; however, the revision had no impact on the Company’s financial position, net income or earnings per share. These reclassifications reduced net sales by $343.5 and cost of sales by $2.0, for the year ended December 31, 2001, with an offsetting reduction in selling, general and administrative expenses.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and indefinite life intangible assets but requires annual impairment reviews. In accordance with SFAS No. 142, prior period amounts were not restated. (Refer to Note 5 for additional information on goodwill and other intangible assets). The following table presents previously reported net income and earnings per share for the year ended December 31, 2001, adjusted to exclude amortization expense, net of the related income tax effect for goodwill and other intangible assets that are no longer being amortized:

	2001
	Net Income	Basic EPS	Diluted EPS
Reported	$1,146.6	$2.02	$1.89
Add: amortization adjustment, net of tax	43.8	.08	.07

Adjusted	$1,190.4	$2.10	$1.96

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002 when they are incurred, rather than when management commits to an exit or disposal plan. SFAS No. 146 also requires that such liabilities be measured at fair value. The measurement and recognition of the restructuring activities in 2003 was in accordance with SFAS No. 146.

In 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends the transition alternatives for the fair value method of accounting for stock-based compensation and requires additional disclosure on all stock-based compensation plans, as presented above.

On July 1, 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2003, the FASB reissued Interpretation No. 46, “Consolidation of Variable Interest Entities,” with certain modifications and clarifications. Application of this guidance was effective for interests in certain variable interest entities commonly referred to as special purpose entities as of December 31, 2003. Application for all other types of variable interest entities created prior to February 1, 2003 is required for the period ended after March 15, 2004 unless previously applied. The adoption of the revised interpretation in 2004 is not expected to impact the Company’s Consolidated Financial Statements as the Company does not have investments in any unconsolidated special purpose or variable interest entities.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 revises employers’ disclosure about defined benefit pension plans and other defined benefit postretirement plans. The Company has disclosed this additional information in Note 10.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed whereby a prescription drug benefit under Medicare was enacted as well as a federal subsidy to sponsors of retiree health care plans. The FASB has released FASB Staff Position No. 106-1, “FSP 106-1,” which permits deferral of any accounting for the effects of the Act. The Company has elected to defer accounting for the effects of the Act as permitted by FSP 106-1 and is currently evaluating any effects the Act may have on its postretirement plans and its Consolidated Financial Statements. All measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements and notes do not reflect the potentially positive effects of the Act on the Company’s postretirement benefit plans.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

During 2003, 2002 and 2001, the Company did not make any significant acquisitions.

On December 18, 2003, the Company agreed to acquire GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. The transaction is structured as an all-cash

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

acquisition of between 80% and 100% of the outstanding shares of GABA for an aggregate price ranging from 800 million Swiss francs to 1,050 million Swiss francs (approximately $645.0 to $846.5 based on December 31, 2003 exchange rates). The acquisition is subject to regulatory approvals in several European countries and other customary closing conditions and is expected to be completed within the next three to five months.

The aggregate sale price of all 2003 divestitures was $127.6 related to the sale of European soap brands marketed in France, and the sale of various European detergent brands marketed in France, Italy and Scandinavia, resulting in a gain of $107.2 included in Other (income) expense, net. The Company did not have any significant divestitures in 2002. The aggregate sale price of all 2001 divestitures was $12.5 related to certain Central American detergent product lines.

4.    Restructuring Activities

In line with the divestment of the European detergent brands and the Company’s focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, during 2003 the Company initiated the realignment of certain manufacturing operations and workforce reduction programs primarily in Europe, Latin America and Asia. The Company incurred $59.3 of costs in 2003 related to these activities:

	Termination Benefits	Incremental Depreciation	Total
Charges	$38.2	$21.1	$59.3
Cash payments	(5.5)	—	(5.5)
Charges against assets	—	(21.1)	(21.1)

Restructuring accrual	$32.7	$—	$32.7

Accrued termination benefits of $32.7 are expected to be paid in 2004. The Company expects to incur an additional $6.0 in related one-time termination benefits in the first half of 2004. Incremental depreciation of $21.1 was recorded to reflect shortened useful lives for long-lived assets that will be taken out of service prior to the end of their normal service period as a result of the regionalization of manufacturing facilities. Additional incremental depreciation of $5.4 will be incurred in 2004.

Costs for these restructuring activities are reflected in the Consolidated Statements of Income in Other (income) expense, net primarily in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance. These restructuring activities are expected to be completed by the end of 2004, for a total cost of $70.7.

5.    Goodwill and Other Intangible Assets

The net carrying value of goodwill as of December 31, 2003 and 2002 by operating segment is as follows:

	2003	2002
North America	$269.0	$250.1
Latin America	480.5	433.6
Europe	413.2	379.9
Asia/Africa	121.7	104.2

Total Oral, Personal, Household Surface and Fabric Care	1,284.4	1,167.8
Total Pet Nutrition	15.0	15.0

	$1,299.4	$1,182.8

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The change in the net carrying amount of goodwill during the year ended December 31, 2003 is primarily due to the impact of foreign currency translation adjustments. The net carrying value of indefinite life intangible assets as of December 31, 2003 and 2002 was $357.5 and relates to certain of the Company’s global brands.

Finite life intangible assets as of December 31, 2003 and 2002, subject to amortization expense, are comprised of the following:

	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$371.3	$(134.4)	$236.9	$367.1	$(120.1)	$247.0
Other intangible assets	8.3	(5.1)	3.2	7.8	(3.8)	4.0

	$379.6	$(139.5)	$240.1	$374.9	$(123.9)	$251.0

Amortization expense of the above trademarks and other intangible assets was $12.3 for the year ended December 31, 2003. Annual estimated amortization expense for each of the next five years is expected to approximate $12.0. Such estimates do not reflect the impact of the pending acquisition of GABA (see Note 3).

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2003	2002
Notes	5.0%	2004–2078	$1,972.9	$2,244.7
Payable to banks	3.8	2004–2007	626.7	495.7
ESOP notes, guaranteed by the Company	8.7	2004–2009	303.9	327.3
Commercial paper	2.0	2004	46.1	391.4
Capitalized leases			49.7	50.2

			2,999.3	3,509.3
Less: current portion of long-term debt			314.4	298.5

			$2,684.9	$3,210.8

Commercial paper and certain current maturities of notes payable totaling $562.4 are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2003, excluding commercial paper and certain current maturities of notes payable reclassified, are as follows: 2004—$314.4; 2005—$339.8; 2006—$271.1; 2007—$256.0; 2008—$219.6 and $1,036.0 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

At December 31, 2003, the Company had unused credit facilities amounting to $1,868.8 and also had $535.0 of medium-term notes available for issuance pursuant to an effective shelf registration statement. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, included in Notes and loans payable in the Consolidated Balance Sheets, as of December 31, 2003 and 2002, was 3.1% and 6.4%, respectively.

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

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2003		2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$959.2	$36.6	$1,103.8	$46.6
Foreign currency contracts	1,430.7	(67.8)	1,334.1	4.6

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

The cumulative gains (losses) related to those foreign currency contracts and interest rate swap contracts designated as cash flow hedges expected to be recognized in earnings over the next 12 months, when the offsetting effects of the hedged item are also recorded in earnings, are $(6.2) and $(4.0), respectively.

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivables, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2003 and 2002. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2003 and 2002, was $2,999.8 and $3,779.7, respectively, and the related carrying value was $2,999.3 and $3,509.3, respectively.

Credit Risk

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of AA-/Aa3 or higher.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

8.    Capital Stock and Stock Compensation Plans

Preferred Stock

Preferred Stock consists of 250,000 authorized shares without par value. In June 2003, the Company redeemed all outstanding shares of its $4.25 Preferred Stock at the stated redemption price of $100 per share. As of December 31, 2002, 103,160 shares of $4.25 Preferred Stock were outstanding.

Preference Stock

In 1988, the Company authorized the issuance of 50,000,000 shares of Series B Convertible Preference Stock (the Preference Stock), without par value. The Preference Stock is convertible into eight shares of common stock. As of December 31, 2003 and 2002, 4,506,520 and 4,777,538 shares of Preference Stock, respectively, were outstanding and issued to the Company’s Employee Stock Ownership Plan.

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

Stock Repurchases

The Company purchases shares under a stock repurchase program authorized by the Board of Directors. Stock purchases in 2003 were $554.9.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of independent members of the Board of Directors

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, generally between three and five years. During 2003 and 2002, 499,000 and 549,000 shares, respectively, were awarded to employees in accordance with the provisions of the plan. The Company recognized compensation expense for the plan of $30.1, $29.5 and $26.6 for the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, there were 2,032,000 restricted shares awarded but not vested.

Stock Option Plans

The Company’s Stock Option Plans (the Stock Option Plans) provide for the issuance of non-qualified stock options to officers and key employees that generally vest over three to five years. In September 2003, the Company reduced the contractual term of the grants from ten years to six years and eliminated the reload feature described below. As of December 31, 2003, 13,664,000 shares of common stock were available for future grants.

Prior to September 2003, the Stock Option Plans contained a reload feature that provided for the grant of new options when previously owned shares of Company stock were used to exercise existing options. The number of new options granted under this feature was equal to the number of shares of previously owned Company stock used to exercise the original options and to pay the related required U.S. income tax. The new options were granted at a price equal to the fair market value on the date of the new grant and had shorter expected lives as they had the same expiration date as the original options exercised and vested over six months.

Stock option plan activity is summarized below:

	2003		2002		2001
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, January 1	43,054	$46	40,933	$44	39,143	$41
Granted	5,458	57	6,229	55	7,842	57
Exercised	(7,315)	29	(3,049)	32	(5,565)	37
Canceled or expired	(849)	57	(1,059)	56	(487)	56

Options outstanding, December 31	40,348	51	43,054	46	40,933	44

Options exercisable, December 31	28,371	$49	30,555	$43	26,549	$39

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2003:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Options Outstanding (in thousands)	Weighted Average Exercise Price	Options Exercisable (in thousands)	Weighted Average Exercise Price
$12.95–$19.42	1	948	$16	948	$16
$19.43–$32.37	3	2,316	26	2,263	26
$32.38–$45.32	4	4,109	37	3,993	37
$45.33–$51.80	6	4,595	48	3,965	48
$51.81–$58.27	6	25,443	56	14,539	55
$58.28–$64.75	3	2,937	60	2,663	60

	5	40,348	$51	28,371	$49

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of the Preference Stock from the Company. The Preference Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loan. As of December 31, 2003, 1,676,597 shares were allocated to participant accounts and 2,829,923 shares were available for future allocation.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $5.3 in 2003, $7.0 in 2002 and $0 in 2001. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $27.1 in 2003, $29.0 in 2002 and $30.4 in 2001. The Company paid dividends on the shares held by the ESOP of $34.5 in 2003, $29.6 in 2002 and $29.4 in 2001. Company contributions to the ESOP were $19.0 in 2003, $15.9 in 2002 and $0 in 2001.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

10.    Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, investments in real estate funds, and U.S. Government and corporate obligations. The Company’s pension plan asset allocations at December 31 are as follows:

	2003	2002	2003	2002
	United States		International
Asset Category
Equity securities	60%	48%	49%	47%
Debt securities	33	43	44	48
Real estate and other	7	9	7	5

Total	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 8% and 9% of plan assets at December 31, 2003 and 2002, respectively.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit retirement plans and postretirement benefit plans. Summarized information for the Company’s defined benefit retirement plans and postretirement plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2003	2002	2003	2002	2003	2002
	United States		International
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,116.3	$1,028.5	$413.0	$357.1	$185.8	$183.6
Service cost	39.4	34.5	13.7	12.4	(4.5)	(4.0)
Interest cost	74.5	72.6	25.7	22.6	19.8	17.5
Participants’ contributions	2.7	2.9	2.7	2.2	—	—
Acquisitions/plan amendments	—	1.0	1.3	.2	—	(.4)
Actuarial loss	87.7	62.4	31.3	8.1	47.8	.5
Foreign exchange impact	—	—	62.1	34.6	3.9	2.6
Benefit payments	(88.2)	(85.6)	(31.5)	(24.2)	(14.6)	(14.0)

Benefit obligation at end of year	$1,232.4	$1,116.3	$518.3	$413.0	$238.2	$185.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$905.7	$900.1	$217.0	$217.1	$—	$—
Actual return on plan assets	146.8	(57.2)	24.6	(11.5)	—	—
Company contributions	92.6	145.5	29.0	17.8	14.7	14.0
Participants’ contributions	2.7	2.9	2.7	2.2	—	—
Foreign exchange impact	—	—	27.3	15.6	—	—
Benefit payments	(88.2)	(85.6)	(31.5)	(24.2)	(14.7)	(14.0)

Fair value of plan assets at end of year	$1,059.6	$905.7	$269.1	$217.0	$—	$—

Funded Status
Funded status at end of year	$(172.8)	$(210.6)	$(249.2)	$(196.0)	$(238.2)	$(185.8)
Unrecognized net actuarial loss	381.2	393.5	124.5	95.3	62.2	14.7
Unrecognized transition/prior service costs	15.3	18.5	11.1	6.4	(3.2)	(4.3)

Net amount recognized	$223.7	$201.4	$(113.6)	$(94.3)	$(179.2)	$(175.4)

Amounts Recognized in Balance Sheet
Prepaid benefit cost	$348.8	$311.6	$21.2	$16.0	$—	$—
Accrued benefit liability	(164.3)	(148.8)	(204.8)	(159.4)	(179.2)	(175.4)
Accumulated other comprehensive income	39.2	38.6	70.0	49.1	—	—

Net amount recognized	$223.7	$201.4	$(113.6)	$(94.3)	$(179.2)	$(175.4)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.25%	6.75%	6.03%	6.51%	6.25%	6.75%
Long-term rate of compensation increase	4.25%	4.25%	3.79%	3.84%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Discount rate	6.75%	7.25%	6.51%	6.69%	6.75%	7.25%
Long-term rate of return on plan assets	8.00%	9.00%	8.48%	8.86%	—	—
Long-term rate of compensation increase	4.25%	4.75%	3.84%	3.96%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2003 for the United States plans was 8.00%. Historical rates of return for the United States plans for the most recent 15-year period was 8.9%. In addition, the current rate of return assumption for the United States plans is based upon a targeted asset allocation of approximately 35% in fixed income securities (which are expected to earn approximately 5% to 6% in the long-term), 61% equity securities (which are expected to earn approximately 9% to 11% in the long-term) and 4% in real estate and other (which are expected to earn approximately 6% in the long-term). Similar assessments were performed in determining rates of returns on international pension plan assets, to arrive at the Company’s current weighted average rate of return of 8.48%.

The United States pension benefits include funded qualified plans covering most domestic employees and certain unfunded non-qualified plans. As of December 31, 2003 and 2002, the United States qualified pension plans had benefit obligations of $1,032.2 and $939.8, and plan assets of $1,056.3 and $902.4, respectively.

The Company expects to voluntarily contribute a minimum of $30.0 to its pension plans during 2004.

	Pension Benefits						Other Retiree Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	United States			International
Components of Net Periodic Benefit Costs
Service cost	$39.4	$34.5	$31.8	$13.7	$12.4	$11.1	$6.3	$5.0	$4.0
Interest cost	74.5	72.6	71.5	25.7	22.6	21.5	19.8	17.5	16.6
Annual ESOP allocation	—	—	—	—	—	—	(10.8)	(9.0)	(8.6)
Expected return on plan assets	(73.2)	(82.5)	(86.6)	(17.3)	(16.9)	(18.7)	—	—	—
Amortization of transition/prior service costs	3.2	3.1	7.1	.2	(.1)	.1	(1.0)	(1.0)	(1.0)
Amortization of actuarial loss (gain)	26.4	9.5	.8	4.3	2.0	.7	1.1	.2	.1

Net periodic benefit cost	$70.3	$37.2	$24.6	$26.6	$20.0	$14.7	$15.4	$12.7	$11.1

The accumulated benefit obligation for the United States pension plans was $1,151.5 and $1,049.5, respectively, as of December 31, 2003 and 2002. The accumulated benefit obligation for the International plans was $453.3 and $358.6, respectively, as of December 31, 2003 and 2002. The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $574.4 and $212.1, respectively, as of December 31, 2003, and $448.5 and $148.2, respectively, as of December 31, 2002. These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded; as such, book reserves equal to the unfunded amounts have been recorded.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $778.6 and $324.2, respectively, as of December 31, 2003, and $1,517.6 and $1,108.5, respectively, as of December 31, 2002.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 9% for 2004, 8% for 2005, 7% for 2006, 6% for 2007 and 5% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $30.0 and increase the annual expense by approximately $2.0. The effect of a 1% decrease in the assumed medical cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $22.5 and decrease the annual expense by approximately $1.5.

The Company is currently evaluating any effects the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) may have on its postretirement plan and its Consolidated Financial Statements. Accordingly, all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost presented herein do not reflect the potentially positive effects of the Act on the Company’s postretirement benefit plans.

11.    Income Taxes

The provision for income taxes consists of the following for the three years ended December 31:

	2003	2002	2001
United States	$209.2	$176.5	$153.5
International	411.4	405.5	368.6

	$620.6	$582.0	$522.1

The components of income before income taxes are as follows for the three years ended December 31:

	2003	2002	2001
United States	$602.0	$548.4	$474.5
International	1,439.9	1,321.9	1,194.2

	$2,041.9	$1,870.3	$1,668.7

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income Before Tax	2003	2002	2001
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	.9	.6	.6
Effect of overseas asset revaluations	(3.1)	—	(.4)
Earnings taxed at other than U.S. statutory rate	(1.4)	(3.2)	(2.6)
Other, net	(1.0)	(1.3)	(1.3)

Effective tax rate	30.4%	31.1%	31.3%

In addition, net tax benefits of $34.3 in 2003, $51.1 in 2002 and $54.4 in 2001 recorded directly through equity include tax benefits related to certain employee benefit plans and exchange losses on U.S. dollar-denominated investments in foreign subsidiaries.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being higher (lower) than the total provision for income taxes as follows:

	2003	2002	2001
Intangible assets	$22.1	$4.3	$3.4
Restructuring activities	20.3	—	—
Property, plant and equipment	(13.4)	(1.0)	(12.1)
Pension and other postretirement benefits	(24.5)	(19.6)	(29.0)
Other, net	56.8	(34.2)	(4.1)

	$61.3	$(50.5)	$(41.8)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2003	2002
Deferred Taxes—Current:
Accrued liabilities	$76.7	$75.3
Other, net	59.7	35.1

Total deferred taxes, current	136.4	110.4

Deferred Taxes—Long-term:
Intangible assets	(231.1)	(253.2)
Property, plant and equipment	(280.4)	(267.0)
Tax loss and tax credit carryforwards	166.2	146.1
Other, net	.9	(13.4)
Valuation allowance	(111.6)	(101.3)

Total deferred taxes, long-term	(456.0)	(488.8)

Net deferred taxes	$(319.6)	$(378.4)

The major component of the 2003 and 2002 valuation allowance relates to tax benefits in certain jurisdictions arising from net operating losses not expected to be realized.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $1,300 of undistributed earnings of foreign subsidiaries at December 31, 2003. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2003			For the Year Ended 2002			For the Year Ended 2001
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,421.3			$1,288.3			$1,146.6
Preferred dividends	(25.7)			(21.9)			(21.7)

Basic EPS	1,395.6	537.2	$2.60	1,266.4	542.7	$2.33	1,124.9	557.8	$2.02

Stock options and restricted stock		4.9			7.3			8.8
Convertible preference stock	25.5	36.7		21.5	39.1		21.3	41.1

Diluted EPS	$1,421.1	578.8	$2.46	$1,287.9	589.1	$2.19	$1,146.2	607.7	$1.89

In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is appropriately reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $79.8 in 2004, $72.7 in 2005, $64.7 in 2006, $57.8 in 2007, $57.4 in 2008 and $95.8 thereafter. Rental expense amounted to $113.1 in 2003, $97.8 in 2002 and $96.9 in 2001. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant. The Company has various long-term contractual commitments to purchase raw, packaging and other materials totaling $503.4 through 2008.

The Company is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 1998 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. The Company is pursuing an administrative appeal before the IRS with respect to this issue. The Company believes that its tax position complies with the applicable tax law and intends to defend its position vigorously. While it is possible that the resolution of this contingency could affect the Company’s cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

The Company is party to various superfund and other environmental matters in connection with prior acquisitions and has been named as a potentially responsible party for the cleanup, restoration and post-closure monitoring of several sites. The Company has been apportioned a share of the liabilities associated with the cleanup activities, and substantially all of these liabilities have been acknowledged in writing as being covered by investment-grade insurance carriers that are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. While it is possible that the nonperformance of other potentially responsible parties or the resolution of other contingencies arising out of the normal course of business could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $90. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company will prevail on appeal. The Company intends to challenge this fine vigorously.

In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, which the Company understands involves hundreds and possibly thousands of other individuals and companies. In November 2003, these prosecutors requested that a federal judge authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings, discussed herein. The Company recently learned that the federal judge agreed to authorize the charges. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously in any resulting proceeding.

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

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Amounts for certain businesses in the Caribbean, which were previously reported in Latin America, have been reclassified to North America to conform with current year presentation and change in management responsibilities. Corporate operations include research and development costs, unallocated overhead costs, restructuring costs, and gains and losses on sales of non-strategic brands and assets. Corporate assets primarily include benefit plan assets. Segment information regarding net sales, operating profit, capital expenditures, depreciation and amortization, and identifiable assets is detailed below:

Net Sales	2003	2002	2001
Oral, Personal, Household Surface and Fabric Care
North America(1)	$2,356.2	$2,374.1	$2,299.9
Latin America	2,179.5	2,206.8	2,356.0
Europe	2,304.1	1,984.3	1,835.0
Asia/Africa	1,747.5	1,542.0	1,484.3

Total Oral, Personal, Household Surface and Fabric Care	8,587.3	8,107.2	7,975.2
Total Pet Nutrition(2)	1,316.1	1,187.1	1,109.1

Total Net Sales	$9,903.4	$9,294.3	$9,084.3

(1)	Net sales in the U.S. for Oral, Personal, Household Surface and Fabric Care were $1,986.9, $2,030.4 and $1,976.7 in 2003, 2002 and 2001, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $752.8, $714.5 and $661.5 in 2003, 2002 and 2001, respectively.

Operating Profit	2003	2002	2001
Oral, Personal, Household Surface and Fabric Care
North America	$547.4	$578.7	$516.6
Latin America	613.3	647.4	663.2
Europe	488.2	409.0	342.6
Asia/Africa	280.7	232.6	195.9

Total Oral, Personal, Household Surface and Fabric Care	1,929.6	1,867.7	1,718.3
Total Pet Nutrition	371.0	318.3	282.1
Total Corporate	(134.6)	(172.9)	(165.6)

Total Operating Profit	$2,166.0	$2,013.1	$1,834.8

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Capital Expenditures	2003	2002	2001
Oral, Personal, Household Surface and Fabric Care
North America	$48.3	$65.0	$70.5
Latin America	72.9	106.4	115.6
Europe	47.4	37.7	33.3
Asia/Africa	58.1	54.6	36.5

Total Oral, Personal, Household Surface and Fabric Care	226.7	263.7	255.9
Total Pet Nutrition	38.3	39.4	37.0
Total Corporate	37.1	40.6	47.3

Total Capital Expenditures	$302.1	$343.7	$340.2

Depreciation and Amortization	2003	2002	2001
Oral, Personal, Household Surface and Fabric Care
North America	$83.3	$82.1	$102.8
Latin America	55.6	53.8	69.3
Europe	65.7	57.3	64.9
Asia/Africa	49.7	46.3	47.8

Total Oral, Personal, Household Surface and Fabric Care	254.3	239.5	284.8
Total Pet Nutrition	31.9	28.7	28.1
Total Corporate	29.3	28.3	23.3

Total Depreciation and Amortization	$315.5	$296.5	$336.2

Identifiable Assets	2003	2002
Oral, Personal, Household Surface and Fabric Care
North America	$2,081.8	$2,064.3
Latin America	1,757.2	1,661.4
Europe	1,542.2	1,371.9
Asia/Africa	1,123.9	1,005.3

Total Oral, Personal, Household Surface and Fabric Care	6,505.1	6,102.9
Total Pet Nutrition	587.2	552.5
Total Corporate	386.5	431.8

Total Identifiable Assets(1)	$7,478.8	$7,087.2

(1)	Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles, represented approximately one-third of total long-lived assets of $4,466.0 and $4,315.7 in 2003 and 2002, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

15.    Supplemental Income Statement Information

Other (Income) Expense, Net	2003	2002	2001
Minority interest	$45.2	$41.3	$40.1
Amortization of intangible assets	12.3	12.5	68.0
Equity losses/(income)	(.3)	.6	(.2)
Gain on sales of non-core product lines, net	(107.2)	—	(10.8)
Restructuring activities	59.3	—	—
Other, net	(24.3)	(31.4)	(2.6)

	$(15.0)	$23.0	$94.5

Interest Expense, Net	2003	2002	2001
Interest incurred	$132.1	$158.2	$192.4
Interest capitalized	(4.0)	(7.4)	(14.4)
Interest income	(4.0)	(8.0)	(11.9)

	$124.1	$142.8	$166.1

Research and development	$204.8	$196.6	$184.9
Media advertising	$514.0	$486.6	$509.0

16.    Supplemental Balance Sheet Information

Inventories	2003	2002
Raw materials and supplies	$182.3	$176.6
Work-in-process	30.4	30.1
Finished goods	505.6	465.0

	$718.3	$671.7

Inventories valued under LIFO amounted to $153.0 and $155.8 at December 31, 2003 and 2002, respectively. The excess of current cost over LIFO cost at the end of each year was $44.0 and $44.1, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2003, 2002 and 2001.

Property, Plant and Equipment, Net	2003	2002
Land	$142.2	$132.7
Buildings	853.0	771.8
Machinery and equipment	4,074.0	3,752.4

	5,069.2	4,656.9
Accumulated depreciation	(2,527.0)	(2,165.6)

	$2,542.2	$2,491.3

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other Accruals	2003	2002
Accrued advertising	$344.7	$315.2
Accrued payroll and employee benefits	283.7	231.4
Accrued interest	19.7	19.1
Accrued taxes other than income taxes	73.7	75.3
Restructuring accrual	32.7	—
Other	335.5	264.6

	$1,090.0	$905.6

Other Liabilities	2003	2002
Minority interest	$214.4	$209.1
Pension and other benefits	548.3	483.6
Other	242.7	195.9

	$1,005.4	$888.6

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, minimum pension liability adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges, and unrealized gains and losses from available-for-sale securities. As of December 31, 2003 and 2002, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments.

The 2003 cumulative translation adjustment resulted largely from the $58.6 impact of the strengthening euro, related primarily to euro-denominated long-term debt, offset by stronger currencies in Brazil and Argentina with adjustments of $55.6 and $10.6, respectively. The 2002 cumulative translation adjustment resulted primarily from devaluation of the Brazilian real of $175.9 and the Argentine peso of $28.5.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$2,348.4	$2,458.6	$2,523.8	$2,572.6
Gross profit	1,298.2	1,352.8	1,387.3	1,409.0
Net income	324.0	359.8	365.4	372.1	(1)
Earnings per common share:
Basic	.59	.66	.67	.68
Diluted	.56	.62	.63	.65

2002
Net sales	$2,195.2	$2,297.0	$2,381.7	$2,420.4
Gross profit	1,202.8	1,244.0	1,302.6	1,320.7
Net income	289.7	327.0	330.7	340.9
Earnings per common share:
Basic	.52	.59	.60	.62
Diluted	.49	.55	.57	.59

(1)	Net income for the fourth quarter of 2003 includes a net aftertax benefit of $22.4 resulting from the gain on the sale of certain European detergent brands, offset by restructuring and other one-time charges.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2003

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$45.9	$6.6	$—		$8.9	(1)	$43.6

Valuation allowance for deferred tax assets	$101.3	$—	$13.9	(2)	$3.6	(3)	$111.6

(1)	Uncollectible accounts written off.
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002

(Dollars in Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$45.6		$8.4	$—		$8.1	(1)	$45.9

Valuation allowance for deferred tax assets	$84.4	$		$24.0	(2)	$7.1	(3)	$101.3

(1)	Uncollectible accounts written off and cash discounts allowed
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2001

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Other	Deductions		Balance at End Of Period
Allowance for doubtful accounts and estimated returns	$39.8	$11.7		$—	$5.9	(1)	$45.6

Valuation allowance for deferred tax assets	$74.7	$27.0	(2)	$—	$17.3	(2)	$84.4

(1)	Uncollectible accounts written off and cash discounts allowed.
(2)	Increase/decrease in allowance for tax loss and tax credit carryforward benefits that are likely not to be utilized in the future.

Report of Independent Auditors

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, retained earnings, comprehensive income and changes in capital accounts and cash flows present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedules present fairly, in all material respects, the information set forth therein for the two years ended December 31, 2003 and 2002, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year then ended (the “Prior Year Financial Statements”) before the adjustments disclosed in the Summary of Significant Accounting Policies note (“Note 2”), and the financial statement schedule for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 4, 2002.

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

February 2, 2004

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

/s/    ARTHUR ANDERSEN LLP

New York, New York

February 4, 2002

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the amount of dividends paid per common share has increased for 41 consecutive years.

Market Price of Common Stock

	2003		2002
Quarter Ended	High	Low	High	Low
March 31	$55.75	$49.10	$57.75	$54.10
June 30	60.88	54.52	58.73	47.95
September 30	58.31	53.35	56.14	44.36
December 31	58.62	49.13	57.91	51.04
Closing Price	$50.05		$52.43

Dividends Paid Per Share

Quarter Ended	2003	2002
March 31	$.18	$.18
June 30.24		.18
September 30.24		.18
December 31.24		.18

Total	$.90	$.72

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

(Dollars in Millions Except Per Share Amounts)

	2003	2002	2001	2000	1999	1998	1997	1996	1995		1994
Continuing Operations
Net sales(2)	$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8	$8,786.8	$8,493.1	$8,201.5		$7,444.5
Results of operations:
Net income	1,421.3	1,288.3	1,146.6	1,063.8	937.3	848.6	740.4	635.0	172.0	(3)	580.2	(4)
Per share, basic	2.60	2.33	2.02	1.81	1.57	1.40	1.22	1.05	.26	(3)	.96	(4)
Per share, diluted	2.46	2.19	1.89	1.70	1.47	1.30	1.13	.98	.25	(3)	.89	(4)
Depreciation and amortization expense	315.5	296.5	336.2	337.8	340.2	330.3	319.9	316.3	300.3		235.1

Financial Position
Current ratio	1.0	1.0	1.0	1.0	1.0	1.1	1.1	1.2	1.3		1.4
Property, plant and equipment, net	2,542.2	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2	2,441.0	2,428.9	2,155.2		1,988.1
Capital expenditures	302.1	343.7	340.2	366.6	372.8	389.6	478.5	459.0	431.8		400.8
Total assets	7,478.8	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2	7,538.7	7,901.5	7,642.3		6,142.4
Long-term debt	2,684.9	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6	2,340.3	2,786.8	2,992.0		1,751.5
Shareholders’ equity	887.1	350.3	846.4	1,468.1	1,833.7	2,085.6	2,178.6	2,034.1	1,679.8		1,822.9

Share and Other
Book value per common share	1.71	.69	1.54	2.57	3.14	3.53	3.65	3.42	2.84		3.12
Cash dividends declared and paid per common share	.90	.72	.675	.63	.59	.55	.53	.47	.44		.39
Closing price	50.05	52.43	57.75	64.55	65.00	46.44	36.75	23.06	17.56		15.84
Number of common shares outstanding (in millions)	533.7	536.0	550.7	566.7	578.9	585.4	590.8	588.6	583.4		577.6
Number of common shareholders of record	37,700	38,800	40,900	42,300	44,600	45,800	46,800	45,500	46,600		44,100
Average number of employees	36,600	37,700	38,500	38,300	37,200	38,300	37,800	37,900	38,400		32,800

(1)	All share and per share amounts have been restated to reflect the 1999 and 1997 two-for-one stock splits.
(2)	Net sales amounts for 2001 and prior have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.
(3)	Net income and earnings per share in 1995 include a net provision for restructured operations of $369.2. (Excluding this charge, earnings per share would have been $.89, basic and $.84, diluted.)
(4)	Net income and earnings per share in 1994 include a one-time charge of $5.2 for the sale of a non-core business, Princess House.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2003

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-644.)

3-B		By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-644.)

4-A	a)	Rights Agreement dated as of October 23, 1998 between registrant and First Chicago Trust Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Form 8-A dated October 23, 1998, File No. 1-644-2.)

	b)	Amendment, dated as of March 14, 2002, to the Rights Agreement between Equiserve (as successor to First Chicago Trust Company of New York) and Colgate-Palmolive Company, dated October 23, 1998. (Registrant hereby incorporates by reference Exhibit 4-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-644.)

4-B	a)	Other instruments defining the rights of security holders, including indentures.*

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-2.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix A to its 1999 Notice of Meeting and Proxy Statement.)

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
Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-E (a) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-D		Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644-2.)

Exhibit No.		Description

10-E		Colgate-Palmolive Company Stock Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-E to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-F		Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-G		Career Achievement Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 1986, File No. 1-644-2.)

10-H		Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-I	a)	Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated January 13, 1993, pursuant to the Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-644-2.)

	b)	Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K(b) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-J		Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-K		U.S. $1,250,000,000 Five Year Credit Agreement dated as of May 10, 2002. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-644.)

10-L		Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-M		Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

10-N		Description of the Colgate-Palmolive Company Supplemental Savings & Investment Plan. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21		Subsidiaries of the Registrant.

23-A		Consent of Independent Accountants.

23-B		Consent of Independent Public Accountants.

24		Powers of Attorney.

31-A		Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit No.	Description

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499