Form 10-Q
period 2004-03-31
COLGATE PALMOLIVE CO
filed 2004-05-05
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

NO CHANGES

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	532,087,773	March 31, 2004

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$2,513.5	$2,348.4
Cost of sales	1,113.9	1,050.2

Gross profit	1,399.6	1,298.2
Selling, general and administrative expenses	868.3	787.7

Operating profit	531.3	510.5
Interest expense, net	28.3	34.0

Income before income taxes	503.0	476.5
Provision for income taxes	164.5	152.5

Net income	$338.5	$324.0

Earnings per common share, basic	$.62	$.59

Earnings per common share, diluted	$.59	$.56

Dividends declared per common share*	$.48	$.42

*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and cash equivalents	$271.5	$265.3
Receivables (net of allowances of $46.0 and $43.6, respectively)	1,204.8	1,222.4
Inventories	788.7	718.3
Other current assets	300.0	290.5

Total current assets	2,565.0	2,496.5
Property, plant and equipment:
Cost	5,075.8	5,069.2
Less: Accumulated depreciation	(2,580.6)	(2,527.0)

	2,495.2	2,542.2
Goodwill, net	1,290.9	1,299.4
Other intangible assets, net	594.0	597.6
Other assets	556.0	543.1

Total assets	$7,501.1	$7,478.8

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$112.9	$103.6
Current portion of long-term debt	314.9	314.4
Accounts payable	740.2	753.6
Accrued income taxes	179.4	183.8
Other accruals	1,195.4	1,090.0

Total current liabilities	2,542.8	2,445.4
Long-term debt	2,687.3	2,684.9
Deferred income taxes	463.2	456.0
Other liabilities	1,000.4	1,005.4

Shareholders’ Equity
Preferred stock	284.8	292.9
Common stock	732.9	732.9
Additional paid-in capital	1,099.3	1,126.2
Retained earnings	7,514.2	7,433.0
Accumulated other comprehensive income	(1,868.2)	(1,866.8)

	7,763.0	7,718.2
Unearned compensation	(322.9)	(331.2)
Treasury stock, at cost	(6,632.7)	(6,499.9)

Total shareholders’ equity	807.4	887.1

Total liabilities and shareholders’ equity	$7,501.1	$7,478.8

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$338.5	$324.0
Adjustments to reconcile net income to net cash provided by operations:
Restructuring	(6.2)	—
Depreciation and amortization	79.9	75.7
Deferred income taxes	8.0	7.1
Cash effects of changes in:
Receivables	12.0	(10.2)
Inventories	(73.8)	(60.4)
Accounts payable and other accruals	(26.6)	25.4
Other non-current assets and liabilities	39.5	5.5

Net cash provided by operations	371.3	367.1

Investing Activities:
Capital expenditures	(43.3)	(48.2)
Other	9.3	(14.5)

Net cash used in investing activities	(34.0)	(62.7)

Financing Activities:

Principal payments on debt	(179.2)	(129.2)
Proceeds from issuance of debt	181.7	101.3
Dividends paid	(129.4)	(97.4)
Purchases of treasury shares	(220.3)	(154.0)
Proceeds from exercise of stock options	21.3	11.3

Net cash used in financing activities	(325.9)	(268.0)

Effect of exchange rate changes on cash and cash equivalents	(5.2)	1.5

Net increase in cash and cash equivalents	6.2	37.9
Cash and cash equivalents at beginning of period	265.3	167.9

Cash and cash equivalents at end of period	$271.5	$205.8

Supplemental Cash Flow Information:
Income taxes paid	$154.6	$79.6

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

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003, for a complete set of financial notes including the Company’s significant accounting policies.

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$190.3	$182.3
Work-in-process	34.2	30.4
Finished goods	564.2	505.6

	$788.7	$718.3

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2004 and 2003 was $337.1 and $318.9, respectively. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	March 31, 2004			March 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$338.5			$324.0
Preferred dividends	(6.6)			(6.9)

Basic EPS	331.9	532.9	$.62	317.1	537.1	$.59

Stock options and restricted stock		4.2			5.0
Convertible preference stock	6.6	35.4		6.8	37.6

Diluted EPS	$338.5	572.5	$.59	$323.9	579.7	$.56

6.	Stock-Based Compensation

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

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$338.5	$324.0
Deduct: pro forma stock option compensation expense, net of tax	10.8	9.3

Pro forma net income	$327.7	$314.7

Earnings per share:
Basic—as reported	$.62	$.59
Basic—pro forma	.60	.57

Diluted—as reported	.59	.56
Diluted—pro forma	.57	.54

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

7.	Restructuring Activities

In line with the divestment of the European detergent brands and the Company’s focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, during 2003 the Company initiated the realignment of certain manufacturing operations and workforce reduction programs primarily in Europe, Latin America and Asia. Restructuring activity in the first quarter of 2004 is as follows:

	Termination Benefits	Incremental Depreciation	Total
Restructuring accrual at December 31, 2003	$32.7	$—	$32.7
Charges	—	1.5	1.5
Cash payments	(7.7)	—	(7.7)
Charges against assets	—	(1.5)	(1.5)

Restructuring accrual at March 31, 2004	$25.0	$—	$25.0

Accrued termination benefits of $25.0 are expected to be paid in 2004. The Company expects to incur an estimated additional $6 in related one-time termination benefits in the remainder of 2004. Incremental depreciation of $1.5 was recorded in the first quarter of 2004 to reflect shortened useful lives for long-lived assets that will be taken out of service prior to the end of their normal service period as a result of the regionalization of manufacturing facilities. Additional incremental depreciation of approximately $4 will be incurred in 2004. These restructuring activities, which included $59.3 of costs incurred in 2003, are expected to be completed by the end of 2004 for a total cost of approximately $70.

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Components of Net Periodic Benefit Costs
Service cost	$11.3	$9.0	$4.0	$2.8	$2.0	$1.5
Interest cost	19.2	16.7	5.8	5.0	5.4	4.9
Annual ESOP allocation	—	—	—	—	(2.9)	(2.7)
Expected return on plan assets	(21.2)	(16.4)	(4.0)	(3.0)	—	—
Amortization of transition/prior service costs	0.8	0.7	0.1	0.1	(0.2)	(0.2)
Amortization of actuarial loss	6.2	6.0	0.9	0.7	0.7	0.3

Net periodic benefit cost	$16.3	$16.0	$6.8	$5.6	$5.0	$3.8

In April of 2004, the Company made voluntary contributions of $38.1 to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The Company is currently evaluating any effects the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) may have on its postretirement plan and its Consolidated Financial Statements. Accordingly, all measures of net periodic postretirement benefit cost presented herein do not reflect the potentially positive effects of the Act on the Company’s U.S. postretirement benefit plans.

9.	Contingencies

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that, at the current exchange rate, approximates $40. The Company and the tax authority have appealed this decision to the First Board of Taxpayers, and further appeals are available within the Brazilian federal courts. Management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company will prevail on appeal. The Company intends to challenge this assessment vigorously.

In addition, Brazilian prosecutors are reviewing the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, which the Company understands involves hundreds and possibly thousands of other individuals and companies. In November 2003, these prosecutors requested that a federal judge authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed herein. The Company recently learned that the federal judge agreed to authorize the charges. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously in any resulting proceeding.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

10.	Segment Information

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the basic health of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by segment were as follows:

	Three Months Ended March 31,
	2004	2003
Net Sales
Oral, Personal, Household Surface and Fabric Care
North America	$568.5	$588.5
Latin America	533.5	498.5
Europe	607.0	530.9
Asia/Africa	468.2	421.1

Total Oral, Personal, Household Surface and Fabric Care	2,177.2	2,039.0
Total Pet Nutrition	336.3	309.4

Total Net Sales	$2,513.5	$2,348.4

Operating Profit
Oral, Personal, Household Surface and Fabric Care
North America	$135.4	$147.8
Latin America	158.3	148.7
Europe	129.7	113.9
Asia/Africa	84.1	65.9

Total Oral, Personal, Household Surface and Fabric Care	507.5	476.3
Total Pet Nutrition	95.4	87.8
Total Corporate	(71.6)	(53.6)

Total Operating Profit	$531.3	$510.5

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Executive Overview

Colgate-Palmolive Company seeks to deliver consistent, superior shareholder returns by providing consumers, on a global basis, with products that make their lives healthier and more enjoyable.

To this end the Company is tightly focused on two product segments: Oral, Personal, Household Surface and Fabric Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in key product categories. These core businesses and product categories are selected and prioritized according to their capacity to sustain longer term growth, strong global equities and maximize the use of the organization’s core competencies to yield a competitive advantage capable of delivering financial returns above its cost of capital.

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

The Oral, Personal, Household Surface and Fabric Care segment is operated through four reportable operating segments, North America, Latin America, Europe and Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

To achieve its financial objectives, the Company employs a strategy which is used in all businesses worldwide and that focuses the organization on initiatives to both drive growth and simultaneously fund that growth. Growth and therefore revenues are driven by bringing to the marketplace products which offer value to the consumer through new benefits and convenience in the categories where the Company competes. The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In December 2003, the Company announced that it has agreed to acquire GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of certain European laundry detergent brands during 2003.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Ultimately, the monitoring of these indicators, as well as the Company’s corporate governance practices (including the Corporate Code of Conduct), are used to ensure that business health is maintained and effective control exercised. The success of these measures is indicated by the vitality of the business and in its financial strength. The resultant strong and consistent cash flow, evidenced by the Company’s credit rating of AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service, in turn provides flexibility for future investments and growth.

Results of Operations

Worldwide sales were $2,513.5 in the first quarter of 2004. Sales increased 7.0% driven by unit volume gains of 3.0%, decreases in net selling prices of 1.0% and a positive foreign exchange impact of 5.0% as compared to the first quarter of 2003. Excluding the 2003 divestment of certain European detergent and soap brands, sales increased 8.0% on volume growth of 4.0%.

First quarter sales in the Oral, Personal, Household Surface and Fabric Care segment were $2,177.2, up 7.0% from 2003 as a result of volume growth and positive foreign exchange.

Colgate-North America sales declined 3.5% in the first quarter of 2004 to $568.5 on volume declines of 3.0%, decreases in net selling prices of 1.5% and a 1.0% positive impact of foreign exchange as compared to the strong sales in the first quarter of 2003 from Colgate Simply White tooth whitening gel. Innovative new products in the U.S. include Colgate Simply White and Colgate Total Advanced Fresh toothpastes, Colgate Whitening and Colgate Massager manual toothbrushes, Colgate powered toothbrushes for kids featuring LEGO BIONICLE, BRATZ and LOONEY TUNES characters, and Softsoap Naturals Milk & Rose and Milk & Lavender body washes and liquid hand soaps. Operating profit in North America declined 8% to $135.4 primarily reflecting lower sales and lower gross profit margins as compared to 2003.

Colgate-Latin America sales increased 7.0% to $533.5 as a result of 5.5% volume growth, increases in net selling prices of 3.0% and a negative foreign exchange impact of 1.5%. Strong volume gains were achieved in Brazil, Venezuela, Central America, Ecuador and Peru. Recent product introductions contributing to growth include Colgate Triple Action, Colgate Herbal Whitening and Sorriso Jua plus Baking Soda toothpastes and Colgate Total Plus Whitening toothpaste. Other new products driving growth in Latin America are Colgate Massager and Colgate Extra Clean toothbrushes, Palmolive Aromatherapy, Protex Sun Care and Palmolive Naturals Milk & Rose Petals bar soaps, Palmolive Caprice Specialties shampoo and conditioner and Fabuloso Orange Energy liquid cleaner. Operating profit in Latin America increased 6% to $158.3 primarily due to strong volume gains and higher gross profit margins.

Colgate-Europe sales as reported increased 14.5% to $607.0 on volume gains of 4.0%, a 3.0% reduction in net selling prices and a 13.5% impact of the stronger Euro and other European currencies. Sales, excluding the divested detergent and soap businesses, increased 19.0% on volume gains of 8.5%. Strong volume increases from ongoing businesses were achieved in the United Kingdom, Italy, France, Spain, Scandinavia, Poland, Russia, Turkey, Adria, Ukraine and Romania. Colgate Total Advanced Fresh, Colgate Sensitive and Colgate Propolis toothpastes drove volume gains in the region. Other new products contributing to growth include

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate Whitening toothbrush, Colgate powered toothbrushes for kids, Palmolive Aromatherapy, Palmolive Thermal and Palmolive Thermal Spa shower gels, Soupline Hearts fabric conditioner tablets and Ajax multipurpose squeeze spray cleaner. Operating profit in Europe grew 14% to $129.7, primarily driven by volume growth and the positive impact of foreign currencies, partially offset by increased commercial investment.

Colgate-Asia/Africa first quarter sales as reported increased 11.0% to $468.2 on volume gains of 6.0%, decreases in net selling prices of 4.0% and positive foreign exchange of 9.0%. Sales excluding divestments increased 12.5% on volume gains of 7.5%. China, Malaysia, Thailand, Philippines, Australia, Taiwan and South Africa each contributed strong volume gains. Successful new products driving growth in Oral Care are Colgate Herbal White and Colgate Fresh Confidence Citrus Blast toothpastes, Colgate powered toothbrushes for kids, and Colgate Massager and Colgate Navigator Plus manual toothbrushes. Volume growth in Personal Care was driven by Palmolive Naturals and Palmolive Aromatherapy shampoos. Operating profit increased 28% in Asia/Africa to $84.1 as a result of volume gains, higher gross profit margins, and the positive impact of foreign exchange.

Hill’s Pet Nutrition sales increased 8.5% to $336.3 on unit volume gains of 4.0%, decreases in net selling prices of 0.5% and positive foreign exchange of 5.0%. The continued growth of Science Diet Nature’s Best and Science Diet Advanced Protection contributed to volume growth in the U.S. specialty retail channel, and Prescription Diet Feline m/d contributed to growth in the veterinary channel. Internationally, France, the United Kingdom, Italy, Russia, Turkey, Spain, Germany, South Africa and Australia each achieved strong volume gains. The continued success of Science Plan Nature’s Best and the recent roll-out of Prescription Diet Feline m/d throughout Europe contributed to the strong international results. Operating profit at Hill’s increased 9% to $95.4 driven primarily by increased volume and the positive impact of foreign exchange.

Worldwide gross profit margin for the first quarter of 2004 increased to 55.7% from 55.3% in 2003 as the Company continued to benefit from the shift to higher margin businesses, manufacturing cost-reduction initiatives, global sourcing and other cost reduction programs, partially offset by higher materials costs and declines in net selling prices.

Selling, general and administrative expenses as a percentage of sales increased to 34.6% in the first quarter of 2004 from 33.6% in 2003. The 100 basis point increase is driven by increased advertising, costs incurred in connection with restructuring and other ongoing cost reduction activities, and losses on certain foreign currency contracts in 2004 versus gains in 2003. These foreign currency contracts are an economic hedge of certain foreign currency exposures but do not qualify for hedge accounting.

In connection with the European brands divestment in 2003 and the Company’s ongoing focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company initiated the realignment of certain manufacturing operations and workforce reduction programs primarily in Europe, Latin America and Asia/Africa. For additional information refer to Note 7 to the Condensed Consolidated Financial Statements. In conjunction with these activities and the pending acquisition of GABA in Europe, the Company will continue to evaluate opportunities to further increase operational efficiencies.

Operating profit increased 4% to $531.3 in the first quarter of 2004, reflecting a level of 21.1% of sales versus 21.7% of sales in the first quarter of 2003.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Interest expense, net of interest income, decreased to $28.3 in the 2004 first quarter as compared with $34.0 in 2003 due to lower average debt levels.

The effective tax rate for the first quarter of 2004 and 2003 was 32.7% and 32.0%, respectively. The tax rate for the first quarter of 2004 reflects the Company’s current estimate of its full year effective income tax rate.

Net income for the first quarter of 2004 increased 4% to $338.5, or $0.59 per share on a diluted basis, compared with $324.0, or $0.56 per share, in the prior year.

Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations. For a table summarizing segment sales and operating profit, please refer to Note 10, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased to $371.3 in the first quarter of 2004, compared with $367.1 in the comparable period of 2003. The increase reflects the Company’s improved profitability and working capital management partially offset by higher cash taxes and restructuring payments. The Company’s working capital improvement was driven in part by a continued reduction in accounts receivable days outstanding, and higher levels of payables and accruals. A portion of the increased tax payments reflected in net cash provided by operations in the first quarter of 2004 includes tax payments of $27.2 million related to the sale of European detergents brands in the fourth quarter of 2003.

Investing activities during the first quarter of 2004 include capital expenditures at a level slightly lower than the comparable period of 2003 and an increase of proceeds from the sale of various marketable securities and investments including the settlement of certain foreign currency contracts.

Financing activities during the first quarter of 2004 reflect an increase in the quarterly dividend rate of 33% as compared with the first quarter of 2003 and a higher level of share repurchase activity. The Company anticipates that the amount of its common stock repurchases during the second half of 2004 will decline as compared with 2003 levels.

Domestic and foreign commercial paper outstanding was $170.9 and $336.6, as of March 31, 2004 and 2003, respectively. The maximum commercial paper outstanding during these periods was $550.0 and $920.0, respectively. At March 31, 2004, $599.0 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007.

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

LEGOTM and BIONICLETM are trademarks of the LEGO Group used here with special permission.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

This quarterly report on Form 10-Q may contain forward-looking statements. Actual events or results may differ materially from those statements. For information about factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, including the information set forth under the caption “Cautionary Statement on Forward-Looking Statements.”

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Note 13 to the Consolidated Financial Statements included therein and Note 9 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company repurchases common shares in the open market and in private transactions to fulfill the requirements of its compensation and benefit plans and to maintain its targeted capital structure. Colgate’s share repurchase program was approved by the Board of Directors in March 1993 and publicly announced in May 1993. Under the program, the Board authorized the Company to purchase such number of shares needed, in management’s discretion, to fulfill the requirements of the Company’s compensation and benefit plans and has also approved several special share repurchase authorizations from time to time that have been fully utilized. The share repurchase program has no expiration date. All purchases of the Company’s common stock during the first quarter of 2004 were part of this repurchase program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
Balance as of December 31, 2003				3,756,939
January 1 through 31, 2004	919,915	$50.90	919,915	3,305,125
February 1 through 29, 2004	1,575,254	$55.22	1,575,254	2,669,913
March 1 through 31, 2004	1,500,691	$55.47	1,500,691	2,147,535

Total	3,995,860		3,995,860

(1)	The maximum number of shares that may yet be purchased under the program as reflected in this column at a period end is reduced by the number of shares purchased under the program during such period (3,995,860 shares in first quarter 2004) and is increased by the number of shares used to fulfill the requirements of the Company’s compensation and benefit plans during such period (2,386,456 shares in first quarter 2004).

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

(b) Reports on Form 8-K.

On February 3, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 (“Results of Operations and Financial Condition”) containing the press release announcing its earnings for the quarter and year ended December 31, 2003.

On March 31, 2004, the Company filed a current report on Form 8-K pursuant to Item 9 (“Regulation FD Disclosure”) to disclose a clerical error in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” of its annual report on Form 10-K for the year ended December 31, 2003.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

May 5, 2004	/s/ REUBEN MARK
Reuben Mark Chairman and Chief Executive Officer

Principal Financial Officer:

May 5, 2004	/s/ STEPHEN C. PATRICK
Stephen C. Patrick Chief Financial Officer

Principal Accounting Officer:

May 5, 2004	/s/ DENNIS J. HICKEY
Dennis J. Hickey Vice President and Corporate Controller