Form 10-Q
period 2004-06-30
COLGATE PALMOLIVE CO
filed 2004-08-06
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	531,057,876	July 31, 2004

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$2,571.7	$2,458.6	$5,085.2	$4,807.0
Cost of sales	1,148.1	1,105.8	2,262.0	2,156.0

Gross profit	1,423.6	1,352.8	2,823.2	2,651.0
Selling, general and administrative expenses	838.8	795.3	1,707.1	1,583.0

Operating profit	584.8	557.5	1,116.1	1,068.0
Interest expense, net	29.3	31.3	57.6	65.3

Income before income taxes	555.5	526.2	1,058.5	1,002.7
Provision for income taxes	181.6	166.4	346.1	318.9

Net income	$373.9	$359.8	$712.4	$683.8

Earnings per common share, basic	$.69	$.66	$1.31	$1.25

Earnings per common share, diluted	$.66	$.62	$1.25	$1.18

Dividends declared per common share*	$—	$—	$.48	$.42

*	Two dividends were declared in each of the first quarter periods.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$417.3	$265.3
Receivables (net of allowances of $45.4 and $43.6, respectively)	1,277.2	1,222.4
Inventories	843.4	718.3
Other current assets	297.0	290.5

Total current assets	2,834.9	2,496.5
Property, plant and equipment:
Cost	5,109.0	5,069.2
Less: Accumulated depreciation	(2,606.3)	(2,527.0)

	2,502.7	2,542.2
Goodwill, net	1,730.0	1,299.4
Other intangible assets, net	803.9	597.6
Other assets	558.9	543.1

Total assets	$8,430.4	$7,478.8

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$66.7	$103.6
Current portion of long-term debt	633.3	314.4
Accounts payable	758.4	753.6
Accrued income taxes	160.8	183.8
Other accruals	1,021.8	1,090.0

Total current liabilities	2,641.0	2,445.4

Long-term debt	3,262.4	2,684.9
Deferred income taxes	470.5	456.0
Other liabilities	1,025.1	1,005.4

Shareholders’ Equity
Preferred stock	281.2	292.9
Common stock	732.9	732.9
Additional paid-in capital	1,093.7	1,126.2
Retained earnings	7,876.8	7,433.0
Accumulated other comprehensive income	(1,915.8)	(1,866.8)

	8,068.8	7,718.2
Unearned compensation	(319.1)	(331.2)
Treasury stock, at cost	(6,718.3)	(6,499.9)

Total shareholders’ equity	1,031.4	887.1

Total liabilities and shareholders’ equity	$8,430.4	$7,478.8

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$712.4	$683.8
Adjustments to reconcile net income to net cash provided by operations:
Restructuring	(4.8)	—
Depreciation and amortization	159.7	153.6
Deferred income taxes	22.6	(1.0)
Cash effects of changes in:
Receivables	(32.3)	(9.3)
Inventories	(115.9)	(73.1)
Accounts payable and other accruals	(57.4)	8.2
Other non-current assets and liabilities	(40.3)	(31.9)

Net cash provided by operations	644.0	730.3

Investing Activities:
Capital expenditures	(117.6)	(121.2)
Payment for acquisition, net of cash acquired	(714.8)	—
Other	52.4	45.4

Net cash used in investing activities	(780.0)	(75.8)

Financing Activities:
Principal payments on debt	(235.5)	(319.0)
Proceeds from issuance of debt	1,103.7	122.5
Dividends paid	(268.6)	(237.0)
Purchases of treasury shares	(358.2)	(235.8)
Proceeds from exercise of stock options	57.2	63.7

Net cash provided by (used in) financing activities	298.6	(605.6)

Effect of exchange rate changes on cash and cash equivalents	(10.6)	2.4

Net increase in cash and cash equivalents	152.0	51.3
Cash and cash equivalents at beginning of period	265.3	167.9

Cash and cash equivalents at end of period	$417.3	$219.2

Supplemental Cash Flow Information:
Income taxes paid	$335.4	$231.5

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

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	June 30, 2004	December 31, 2003
Raw materials and supplies	$198.2	$182.3
Work-in-process	37.1	30.4
Finished goods	608.1	505.6

	$843.4	$718.3

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, currency translation gains and losses, and gains and losses from derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2004 and 2003 was $326.3 and $417.6, respectively. Total comprehensive income for the six months ended June 30, 2004 and 2003 was $663.4 and $736.5, respectively. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$373.9			$359.8
Preferred dividends	(6.4)			(5.3)

Basic EPS	367.5	531.4	$.69	354.5	538.0	$.66

Stock options and restricted stock		4.5			5.7
Convertible preference stock	6.4	34.7		5.2	36.9

Diluted EPS	$373.9	570.6	$.66	$359.7	580.6	$.62

	Six Months Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$712.4			$683.8
Preferred dividends	(13.1)			(12.2)

Basic EPS	699.3	532.2	$1.31	671.6	537.6	$1.25

Stock options and restricted stock		4.3			5.2
Convertible preference stock	13.1	35.0		12.0	37.2

Diluted EPS	$712.4	571.5	$1.25	$683.6	580.0	$1.18

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$373.9	$359.8	$712.4	$683.8
Deduct: pro forma stock option compensation expense, net of tax	10.7	10.5	21.5	19.8

Pro forma net income	$363.2	$349.3	$690.9	$664.0

Earnings per share:
Basic – as reported	$.69	$.66	$1.31	$1.25
Basic – pro forma	.67	.64	1.27	1.21

Diluted – as reported	.66	.62	1.25	1.18
Diluted – pro forma	.64	.60	1.21	1.14

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

7.	Acquisitions and Divestitures

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland, for cash of 1,051 million Swiss francs (US $844) plus a purchase price adjustment currently estimated at 26 million Swiss francs (US $20), expected to be paid in the second half of 2004 as a result of additional cash held by GABA at the date of acquisition. GABA is expected to help further build the Company’s world leadership in toothpaste, strengthening our European consumer and professional Oral Care businesses including increased presence in the important pharmacy channel where GABA has a market leading position.

The cost to acquire GABA has been allocated on a preliminary basis to the assets acquired and the liabilities assumed at the date of acquisition based on estimated fair values, as summarized in the table below.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Cash	$137.4
Other current assets	71.7
Property, plant and equipment	51.4
Goodwill	461.7
Intangible assets	217.0
Other assets	6.6

Total assets acquired	945.8

Current liabilities	(54.7)
Other liabilities	(27.1)

Total liabilities assumed	(81.8)

Net assets acquired	$864.0

Of the $217.0 of acquired intangible assets, $172.0 was allocated to GABA’s brands with indefinite lives. The remaining acquired intangible assets of $45.0 have a weighted average useful life of 15 years. As the Company is in the process of obtaining independent valuations, the allocation of the purchase price as well as the determination of the useful lives of intangible assets are subject to adjustment. The Company is completing its analysis of integration plans that may result in additional purchase price allocation adjustments.

The results of GABA’s operations have been included in Colgate’s European operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for GABA prior to the date of acquisition would have resulted in pro forma sales approximately 2% higher than the Company’s reported sales and a slightly dilutive impact on reported earnings for the three and six month periods ended June 30, 2004 and 2003.

In June 2004 the Company sold its detergent businesses in Ecuador and Peru. This sale resulted in a gain of $26.7 ($15.0 aftertax). The Company has also agreed to sell its detergent business in Colombia, subject to regulatory approval. These Latin American detergent businesses account for approximately 3% of the Company’s Latin America operating segment’s annual sales.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

8.	Restructuring Activities

In line with the divestment of certain European and Latin American detergent brands and the Company’s focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company is in the process of realigning certain manufacturing operations and implementing workforce reduction programs primarily in Europe, Latin America and Asia/Africa. Restructuring activity in the first half of 2004 included charges of $6.8 and payments of $11.6 as follows:

	Termination Benefits	Incremental Depreciation	Total
Restructuring accrual at December 31, 2003	$32.7	$—	$32.7
Charges	—	1.5	1.5
Cash payments	(7.7)	—	(7.7)
Charges against assets	—	(1.5)	(1.5)

Restructuring accrual at March 31, 2004	$25.0	$—	$25.0

Charges	3.8	1.5	5.3
Cash payments	(3.9)	—	(3.9)
Charges against assets	—	(1.5)	(1.5)

Restructuring accrual at June 30, 2004	$24.9	$—	$24.9

Substantially all accrued termination benefits shown above are expected to be paid in 2004. The Company expects to incur an estimated additional $1 in related one-time termination benefits in the remainder of 2004. Incremental depreciation of $3.0 was recorded in the first half of 2004 to reflect shortened useful lives for long-lived assets that will be taken out of service prior to the end of their normal service period as a result of the regionalization of manufacturing facilities. Additional incremental depreciation of approximately $4 will be incurred in 2004. These restructuring activities, which included $59.3 of costs incurred in 2003, are expected to be substantially completed by the end of 2004 for a total cost of approximately $70.

In addition, during the second quarter and first half of 2004 the Company incurred and paid approximately $3 and $6 of expenses, respectively, related to other ongoing cost reduction activities.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30 are as follows:

Three Months

	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Components of Net Periodic Benefit Costs
Service cost	$11.1	$10.4	$5.5	$2.8	$2.0	$1.5
Interest cost	18.9	20.1	9.6	5.0	5.3	4.9
Annual ESOP allocation	—	—	—	—	(2.9)	(2.7)
Expected return on plan assets	(20.9)	(19.7)	(7.1)	(3.0)	—	—
Amortization of transition/prior service costs	0.8	0.9	—	0.1	(0.2)	(0.2)
Amortization of actuarial loss	6.2	7.1	1.8	0.7	0.7	0.3

Net periodic benefit cost	$16.1	$18.8	$9.8	$5.6	$4.9	$3.8

Six Months

	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Components of Net Periodic Benefit Costs
Service cost	$22.4	$19.4	$9.5	$5.6	$4.0	$3.0
Interest cost	38.1	36.8	15.4	10.0	10.7	9.8
Annual ESOP allocation	—	—	—	—	(5.8)	(5.4)
Expected return on plan assets	(42.1)	(36.1)	(11.1)	(6.0)	—	—
Amortization of transition/prior service costs	1.6	1.6	0.1	0.2	(0.4)	(0.4)
Amortization of actuarial loss	12.4	13.1	2.7	1.4	1.4	0.6

Net periodic benefit cost	$32.4	$34.8	$16.6	$11.2	$9.9	$7.6

For the six months ended June 30, 2004 and 2003 the Company made voluntary contributions of $38.1 and $63.1, respectively, to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare Part D starting in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (FSP) FAS 106-2, which requires the Company to disclose the effects of the Act and to recognize the impact of the subsidy on the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost in the first interim or annual period beginning after June 15, 2004. Accordingly, the Company will adopt FSP FAS 106-2 as of its third quarter 2004 reporting period beginning July 1, 2004. Based on current design, management believes that certain health care benefit plans covering a significant portion of the Company’s U.S. participants will qualify for the Medicare Part D subsidy, resulting in a reduction in the Company’s share of prescription drug benefits available under these plans. The estimated reduction in the APBO attributable to past service cost is approximately $15 and the estimated reduction in annual benefit cost for 2004 will be approximately $2.

10.	Contingencies

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

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $85. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), thereby suspending the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda., the Brazilian subsidiary of the Seller, and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s subsidiary. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the Company should ultimately prevail in this action. The Company intends to challenge this action vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition, imposing a tax assessment that with interest, at the current exchange rate, approximates $40. The Company and the tax authority have appealed this decision to the First Board of Taxpayers, and further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company should prevail on appeal. The Company intends to challenge this assessment vigorously.

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, a review which the Company understands involved hundreds and possibly thousands of other individuals and companies. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed herein. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

11.	Segment Information

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Oral, Personal and Home Care
North America	$578.9	$593.6	$1,147.4	$1,182.1
Latin America	552.4	544.3	1,085.9	1,042.8
Europe	618.8	577.7	1,225.8	1,108.6
Asia/Africa	467.0	417.4	935.2	838.5

Total Oral, Personal and Home Care	2,217.1	2,133.0	4,394.3	4,172.0
Total Pet Nutrition	354.6	325.6	690.9	635.0

Total Net Sales	$2,571.7	$2,458.6	$5,085.2	$4,807.0

Operating Profit
Oral, Personal and Home Care
North America	$136.4	$154.9	$271.8	$302.7
Latin America	159.8	151.6	318.1	300.3
Europe	131.1	127.7	260.8	241.6
Asia/Africa	79.0	69.7	163.1	135.6

Total Oral, Personal and Home Care	506.3	503.9	1,013.8	980.2
Total Pet Nutrition	99.4	91.2	194.8	179.0
Total Corporate	(20.9)	(37.6)	(92.5)	(91.2)

Total Operating Profit	$584.8	$557.5	$1,116.1	$1,068.0

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Executive Overview

Colgate-Palmolive Company seeks to deliver consistent, superior shareholder returns by providing consumers, on a global basis, with products that make their lives healthier and more enjoyable.

To this end the Company is tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in key product categories. These core businesses and product categories are selected and prioritized according to their capacity to sustain longer term growth, strong global equities and maximize the use of the organization’s core competencies to yield a competitive advantage capable of delivering financial returns above its cost of capital.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each area. As a consequence of this geographic diversity - the Company competes in more than 200 countries and territories worldwide - the organization has a geographic balance which limits exposure to external events in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through four reportable operating segments, North America, Latin America, Europe and Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

To achieve its financial objectives, the Company employs a strategy which is used in all businesses worldwide and that focuses the organization on initiatives to both drive growth and simultaneously fund that growth. Growth and therefore revenues are driven by bringing to the marketplace products which offer value to the consumer through new benefits and convenience in the categories where the Company competes. The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In June 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of certain European and Latin American laundry detergent brands during 2003 and 2004, respectively.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Ultimately, the monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health is maintained and effective control exercised. The success of these measures is indicated by the vitality of the business and in its financial strength. The resultant strong and consistent cash flow, evidenced by the Company’s credit rating of AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service, in turn provides flexibility for future investments and growth.

Results of Operations

Worldwide sales were $2,571.7 in the second quarter of 2004. Sales increased 4.5% driven by unit volume gains of 4.0%, decreases in net selling prices of 1.0% and a positive foreign exchange impact of 1.5% as compared to the second quarter of 2003. The acquisition of GABA contributed 0.5% to worldwide sales and volume growth. Excluding the 2003 divestment of certain European detergent and soap brands, sales increased 5.5% on volume growth of 5.0%.

Second quarter sales in the Oral, Personal and Home Care segment were $2,217.1, up 4.0% from 2003 as a result of volume growth.

Colgate-North America sales declined 2.5% in the second quarter of 2004 to $578.9 on relatively flat volume, decreases in net selling prices of 3.0% and a 0.5% positive impact of foreign exchange. These results are measured against the strong sales in the second quarter of 2003 which benefited from Colgate Simply White tooth whitening gel and were also affected by distribution network changes during the quarter. Innovative new products in the region include Colgate Simply White and Colgate Total Advanced Fresh toothpastes, Colgate Whitening, Colgate Wave, Colgate Total Professional and SpongeBob kids manual toothbrushes, Palmolive Oxy Plus and Suavitel fabric conditioner. North American operating profit declined 12% versus the second quarter of 2003 to $136.4, reflecting lower sales and gross profit margins and a planned increase in the level of commercial investment designed to build market share.

Colgate-Latin America sales increased 1.5 % in the second quarter of 2004 to $552.4 as a result of 5.0% volume growth, increases in net selling prices of 3.0% and a negative foreign exchange impact of 6.5%. Volume gains were achieved by nearly every country in the region including Mexico, Brazil, Argentina, Chile, Colombia, Ecuador, Peru, Venezuela, Central America, Bolivia, Paraguay and Uruguay. New products contributing to market share gains in Oral Care include Colgate Herbal White, Colgate Sensitive, Colgate Total Plus Whitening, Colgate Triple Action Mild Mint and Sorriso Jua Plus Baking Soda toothpastes and Colgate Navigator Plus and Colgate Massager toothbrushes. Driving growth in other categories are Palmolive Aromatherapy bar soap, Palmolive Naturals Milk & Rose shower gel and liquid hand soap, Caprice Specialties shampoo and conditioners, Mennen Speed Stick 24/7 multiform deodorants, Fabuloso Passion Fruit liquid cleaner, Ajax multipurpose degreaser spray cleaner and Axion Baking Soda and Grapefruit dish paste. Operating profit in Latin America increased 5% compared to the second quarter of 2003 to $159.8, primarily due to strong volume gains and higher gross profit margins, partially offset by increased advertising.

Colgate-Europe sales as reported increased 7.0% to $618.8 on volume gains of 3.0%, a 2.5% reduction in net selling prices and a 6.5% impact of the stronger Euro and other European currencies. Sales, excluding the divested detergent and soap businesses, increased 11.5% on volume gains of 7.5%. The GABA acquisition added 2.5% to both sales and volume growth for the region. Healthy volume gains were achieved in the United Kingdom, Germany, Spain, Switzerland, Holland, Belgium, Poland, Czech Republic, Russia, Turkey, Romania and Adria. Successful new products driving growth include Colgate Total Advanced Fresh, Colgate Total Plus Whitening, Colgate Sensitive, Colgate Propolis, Colgate Herbal Propolis and Colgate Oxygen toothpastes.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Standouts in other categories include Colgate Massager, Colgate Whitening and Colgate Sensitive manual toothbrushes, Palmolive Aroma Creme, Palmolive Thermal and Palmolive Thermal Spa shower gels, Palmolive deodorant, Soupline Hearts fabric conditioner, and Ajax Baking Soda & Citrus all purpose cleaner. Operating profit in Europe grew 3% to $131.1, primarily driven by volume growth, higher gross profit margins, and the positive impact of foreign currencies, partially offset by increased commercial investment.

Colgate-Asia/Africa second quarter sales as reported increased 12.0% to $467.0 on volume gains of 10.0%, decreases in net selling prices of 3.5% and positive foreign exchange of 5.5%. Sales excluding divestments increased 13.0% on volume gains of 11.0%. Strong volume gains were achieved by China, India, Australia, Hong Kong, Taiwan, Malaysia, Philippines, Thailand, Vietnam and South Africa. Successful new products driving growth in Oral Care are Colgate Herbal Salt, Colgate Sensitive, Colgate Total Plus Whitening and Darlie Hydro Fresh toothpastes, Colgate Massager and Colgate Designer manual toothbrushes, and Colgate powered toothbrushes for kids featuring LOONEY TUNES characters. New products driving growth in Personal Care include Palmolive Naturals Silky Straight and Palmolive Aromatherapy shampoo, Palmolive Aromatherapy Sensual shower gel and Palmolive Naturals bar soap with papaya extracts. Second quarter 2004 operating profit increased 13% in Asia/Africa to $79.0 as a result of volume gains, higher gross profit margins, and strengthened local currencies.

Hill’s Pet Nutrition sales increased 9.0% to $354.6 on unit volume gains of 4.0%, net selling price increases of 2.0% and positive foreign exchange of 3.0%. New products driving growth in the U.S. specialty retail channel include Science Diet Advanced Protection and Science Diet Feline Hairball in wet form. Internationally, solid volume growth was achieved by Malaysia, Taiwan, Thailand, Russia, Korea, South Africa, Australia, Spain and Germany. Science Plan Nature’s Best, Prescription Diet Feline m/d, increased promotional activity and distribution gains contributed to the strong international results. Operating profit at Hill’s increased 9% to $99.4 on sales growth and cost control initiatives, partially offset by lower gross margins as a result of increased commodity prices.

Sales as reported in the Oral, Personal and Home Care segment for the six months ended June 30, 2004 were $4,394.3, up 5.5% from the comparable period in 2003 as volume rose 3.5%. Net selling prices declined 1.5% and exchange had a positive impact of 3.5%. Excluding the 2003 divestment of certain European detergent and soap brands, sales increased 6.5% on volume growth of 4.5%. Within this segment, Colgate-North America sales decreased 3.0% on volume declines of 1.5%, Colgate-Latin America sales increased 4.0% on volume growth of 5.0%, Colgate-Europe sales increased 10.5% on volume growth of 3.5% (including 1.5% sales and volume growth contributed by GABA), and Colgate-Asia/Africa sales increased 11.5% on volume growth of 8.0%. Excluding the impact of divestments, Colgate-Europe sales increased 15.0% on 8.0% volume growth and Colgate-Asia/Africa sales increased 12.5% on 9.0% volume growth.

Sales at Hill’s Pet Nutrition for the six months ended June 30, 2004 increased 9.0% to $690.9 on volume growth of 4.0% driven by innovative new products, veterinary endorsements and merchandising activities.

Worldwide gross profit margin for the second quarter of 2004 increased to 55.4% from 55.0% in 2003 as the Company continued to benefit from the shift to higher margin businesses, manufacturing cost-reduction initiatives, global sourcing and other cost reduction programs, partially offset by higher materials costs and declines in net selling prices. Gross profit margin for the first half of 2004 increased to 55.5% from 55.1% in 2003.

LOONEY TUNES is a TM & © Warner Bros. Entertainment Inc.

SpongeBob SquarePants and all related title characters and logos are trademarks of Viacom International Inc.

Created by Stephen Hillenburg. © 2004 Viacom International Inc. All Rights Reserved.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Selling, general and administrative expenses as a percentage of sales increased to 32.6% in the second quarter of 2004 from 32.3% in 2003 and to 33.6% for the first half of 2004 from 32.9% in 2003. The increase in selling, general and administrative expenses is primarily attributable to increased advertising behind the Company’s brands. Restructuring, other cost reduction activities, higher freight costs and the impact of changes in distribution networks offset a pretax gain of $26.7 ($15.0 aftertax) on the sale of the Company’s detergent business in Ecuador and Peru.

In connection with the European and Latin American brand divestments in 2003 and 2004, respectively, and the Company’s ongoing focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company is in the process of realigning certain manufacturing operations and implementing workforce reduction programs primarily in Europe, Latin America and Asia/Africa. For additional information refer to Note 8 to the Condensed Consolidated Financial Statements. The Company continues to evaluate opportunities to further increase operational efficiencies which may result in future restructuring costs.

Operating profit increased 5% to $584.8 in the second quarter of 2004, maintaining a level of 22.7% of sales compared to the second quarter of 2003. Operating profit increased 5% to $1,116.1 in the first six months of 2004 as compared to $1,068.0 in 2003.

Interest expense, net of interest income, decreased to $29.3 in the 2004 second quarter as compared with $31.3 in 2003 and to $57.6 in the first six months of 2004 as compared to $65.3 in 2003 due to lower average debt levels during the period.

The effective tax rate for the second quarter of 2004 and 2003 was 32.7% and 31.6%, respectively. The effective tax rate for the first half of 2004 was 32.7% compared to 31.8% in 2003. The Company’s current estimate of its full year effective income tax rate is 32.7%, an increase over the 2003 annual effective rate of 30.4%.

Net income for the second quarter of 2004 increased 4% to $373.9, and earnings per common share increased 6% to $0.66 per share on a diluted basis, compared with $359.8, or $0.62 per share, in the prior year. For the first six months of 2004, net income increased 4% to $712.4, and earnings per common share increased 6% to $1.25 per share on a diluted basis versus $683.8 or $1.18 per share in 2003.

Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations. For a table summarizing segment sales and operating profit please refer to Note 11, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations decreased to $644.0 in the first half of 2004, compared with $730.3 in the comparable period of 2003 as the Company’s improved profitability was offset by working capital changes. The change in working capital was driven primarily by higher cash tax payments, as well as by certain increases in inventory levels. The increase in inventory versus year end levels is associated with new product activities as well as temporary manufacturing and distribution changes. A portion of the increased tax payments reflected in net cash provided by operations in the first half of 2004 includes tax payments of $42.1 related to the sale of certain European brands in 2003.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Investing activities used $780.0 during the first half of 2004 compared with $75.8 during the first half of 2003, predominantly due to the acquisition of GABA. The Company’s acquisition of GABA is discussed in Note 7 to the Condensed Consolidated Financial Statements. Capital expenditures reflect a level slightly lower than the comparable period of 2003. Investing activities in both periods include the proceeds from various marketable securities and investments including the settlement of certain foreign currency contracts and the 2004 period reflects the proceeds from the sale of certain non-core detergent brands in Latin America.

Financing activities provided $298.6 of cash during the first half of 2004 compared with a use of $605.6 of cash during the first half of 2003, predominantly as a result of financing in support of the GABA acquisition. Financing activities reflect increases in the common stock dividend payments to $0.48 per share during the first half of 2004 from $0.42 per share in the first half of 2003. While the level of share repurchase activity during the first half of 2004 increased compared with the prior period, the Company anticipates that the amount of its common stock repurchases during the second half of 2004 will decline as compared with year to date levels. As a result of strong cash flow and a reduction in share repurchases, the incremental borrowings related to the GABA acquisition are anticipated to be repaid within 12 months. Stock repurchases during the second half of 2004 are currently projected to approximate the level of stock to be issued in connection with the Company’s compensation and benefit plans, resulting in total common shares outstanding at year end approximating the June 30, 2004 balance.

Domestic and foreign commercial paper outstanding was $973.8 and $179.5, as of June 30, 2004 and 2003, respectively. The maximum commercial paper outstanding during these periods was $1,519 and $920, respectively. At June 30, 2004, $1,464.8 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007.

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

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Note 13 to the Consolidated Financial Statements included therein and Note 10 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company repurchases common shares in the open market and in private transactions to fulfill the requirements of its compensation and benefit plans and to maintain its targeted capital structure. Colgate’s share repurchase program was approved by the Board of Directors in March 1993 and publicly announced in May 1993. Under the program, the Board authorized the Company to purchase such number of shares needed, in management’s discretion, to fulfill the requirements of the Company’s compensation and benefit plans and has also approved several special share repurchase authorizations from time to time that have been fully utilized. The share repurchase program has no expiration date. All purchases of the Company’s common stock during the second quarter of 2004 were part of this repurchase program.

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
Balance as of March 31, 2004				2,147,535
April 1 through 30, 2004	1,032,888	$55.76	1,032,888	1,611,554
May 1 through 31, 2004	1,060,023	$57.42	1,060,023	1,087,779
June 1 through 30, 2004	243,034	$57.94	243,034	1,257,060

Total	2,335,945		2,335,945

(1)	The maximum number of shares that may yet be purchased under the program as reflected in this column at a period end is reduced by the number of shares purchased under the program during such period (2,335,945 shares in the second quarter 2004) and is increased by the number of shares used to fulfill the requirements of the Company’s compensation and benefit plans during such period (1,445,470 shares in second quarter 2004).

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 7, 2004. The matters voted on and the results of the vote were as follows:

(a)	Jill K. Conway, Ronald E. Ferguson, Carlos M. Gutierrez, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark and Elizabeth A. Monrad were elected directors of the Company. The results of the vote were as follows:

	Votes Received	Votes Withheld
Jill K. Conway	478,519,027 (97.2%)	13,639,556 (2.8%)
Ronald E. Ferguson	478,879,121 (97.3%)	13,279,462 (2.7%)
Carlos M. Gutierrez	481,082,432 (97.7%)	11,076,151 (2.3%)
Ellen M. Hancock	478,449,495 (97.2%)	13,709,088 (2.8%)
David W. Johnson	479,163,452 (97.4%)	12,995,131 (2.6%)
Richard J. Kogan	484,999,071 (98.5%)	7,159,512 (1.5%)
Delano E. Lewis	486,126,760 (98.8%)	6,031,823 (1.2%)
Reuben Mark	482,643,547 (98.1%)	9,515,036 (1.9%)
Elizabeth A. Monrad	482,643,547 (98.1%)	9,515,036 (1.9%)

(b)	The ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2004 was approved. The results of the vote were as follows:

Votes For	Votes Against		Abstentions
480,273,894 (97.6%)	8,392,227	(1.7%)	3,492,462	(0.7%)

(c)	The Company’s proposal regarding the reapproval of certain portions of the Company’s stockholder-approved Executive Incentive Compensation Plan was approved. The results of the vote were as follows:

Votes For	Votes Against		Abstentions
464,829,453 (94.5%)	21,691,725	(4.4%)	5,637,405	(1.1%)

(d)	A stockholder proposal regarding “golden parachute” severance pay was not approved. The results of the vote were as follows:

Votes For	Votes Against		Abstentions		Broker Non-Votes
159,016,057 (38.2%)	245,336,435	(59.0%)	11,582,161	(2.8%)	76,223,930

(e)	A stockholder proposal regarding workplace human rights was not approved. The results of the vote were as follows:

Votes For	Votes Against		Abstentions		Broker Non- Votes
31,574,370 (7.6%)	347,047,784	(83.4%)	37,312,509	(9.0%)	76,223,920

For information regarding voting procedures, please see the Company’s Proxy Statement for the 2004 Annual Meeting.

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Item 6.	Exhibits and Reports on Form 8-K:
	(a)		Exhibits:

			Exhibit 10-A	Colgate-Palmolive Executive Severance Plan, as amended and restated.

			Exhibit 10-B	Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees.

			Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

			Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

			Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

			Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

	(b	)	Reports on Form 8-K:

On June 16, 2004, the Company filed a current report on Form 8-K disclosing the completion of its acquisition of GABA Holdings AG, a European oral care company.

On April 21, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 (“Results of
Operations and Financial Condition”) containing the press release announcing its earnings for the first quarter of 2004.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

August 6, 2004	/S/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

August 6, 2004	/S/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

August 6, 2004	/S/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller