Form 10-Q
period 2004-09-30
COLGATE PALMOLIVE CO
filed 2004-11-04
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	530,284,900	September 30, 2004

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$2,695.7	$2,523.8	$7,780.9	$7,330.8
Cost of sales	1,219.0	1,136.5	3,481.0	3,292.5

Gross profit	1,476.7	1,387.3	4,299.9	4,038.3
Selling, general and administrative expenses	939.0	852.0	2,646.1	2,435.0

Operating profit	537.7	535.3	1,653.8	1,603.3
Interest expense, net	30.1	30.4	87.7	95.7

Income before income taxes	507.6	504.9	1,566.1	1,507.6
Provision for income taxes	178.6	139.5	524.7	458.4

Net income	$329.0	$365.4	$1,041.4	$1,049.2

Earnings per common share, basic	$.61	$.67	$1.92	$1.92

Earnings per common share, diluted	$.58	$.63	$1.83	$1.81

Dividends declared per common share	$.24	$.24	$.72	$.66

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$370.6	$265.3
Receivables (net of allowances of $45.7 and $43.6, respectively)	1,286.7	1,222.4
Inventories	863.4	718.3
Other current assets	295.2	290.5

Total current assets	2,815.9	2,496.5
Property, plant and equipment:
Cost	5,192.9	5,069.2
Less: Accumulated depreciation	(2,663.4)	(2,527.0)

	2,529.5	2,542.2
Goodwill, net	1,778.0	1,299.4
Other intangible assets, net	801.8	597.6
Other assets	564.4	543.1

Total assets	$8,489.6	$7,478.8

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$149.3	$103.6
Current portion of long-term debt	414.7	314.4
Accounts payable	784.6	753.6
Accrued income taxes	191.3	183.8
Other accruals	1,091.6	1,090.0

Total current liabilities	2,631.5	2,445.4

Long-term debt	3,120.7	2,684.9
Deferred income taxes	454.4	456.0
Other liabilities	1,035.9	1,005.4

Shareholders’ Equity
Preferred stock	276.3	292.9
Common stock	732.9	732.9
Additional paid-in capital	1,094.9	1,126.2
Retained earnings	8,077.0	7,433.0
Accumulated other comprehensive income	(1,838.2)	(1,866.8)

	8,342.9	7,718.2
Unearned compensation	(310.6)	(331.2)
Treasury stock, at cost	(6,785.2)	(6,499.9)

Total shareholders’ equity	1,247.1	887.1

Total liabilities and shareholders’ equity	$8,489.6	$7,478.8

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$1,041.4	$1,049.2
Adjustments to reconcile net income to net cash provided by operations:
Restructuring	(14.7)	—
Depreciation and amortization	241.2	230.6
Deferred income taxes	(1.2)	17.4
Cash effects of changes in:
Receivables	(30.7)	(10.4)
Inventories	(127.8)	(74.3)
Accounts payable and other accruals	131.2	75.6
Other non-current assets and liabilities	(8.9)	(8.4)

Net cash provided by operations	1,230.5	1,279.7

Investing Activities:
Capital expenditures	(198.8)	(187.1)
Payment for acquisitions, net of cash acquired	(765.0)	—
Other	52.6	50.5

Net cash used in investing activities	(911.2)	(136.6)

Financing Activities:
Principal payments on debt	(643.4)	(537.1)
Proceeds from issuance of debt	1,222.2	123.1
Dividends paid	(397.4)	(366.4)
Purchases of treasury shares	(453.2)	(348.7)
Proceeds from exercise of stock options	67.6	71.5

Net cash used in financing activities	(204.2)	(1,057.6)

Effect of exchange rate changes on cash and cash equivalents	(9.8)	2.7

Net increase in cash and cash equivalents	105.3	88.2
Cash and cash equivalents at beginning of period	265.3	167.9

Cash and cash equivalents at end of period	$ 370.6	$ 256.1

Supplemental Cash Flow Information:
Income taxes paid	$ 449.5	$ 333.6

See Notes to Condensed Consolidated Financial Statements

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	September 30, 2004	December 31, 2003
Raw materials and supplies	$209.3	$182.3
Work-in-process	39.6	30.4
Finished goods	614.5	505.6

	$863.4	$718.3

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended September 30, 2004 and 2003 was $406.6 and $349.8, respectively. Total comprehensive income for the nine months ended September 30, 2004 and 2003 was $1,070.0 and $1,086.3, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$329.0			$365.4
Preferred dividends	(6.3)			(6.8)

Basic EPS	322.7	530.8	$.61	358.6	537.9	$.67

Stock options and restricted stock		3.9			4.8
Convertible preference stock	6.3	34.1		6.8	36.4

Diluted EPS	$329.0	568.8	$.58	$365.4	579.1	$.63

	Nine Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,041.4			$1,049.2
Preferred dividends	(19.4)			(19.0)

Basic EPS	1,022.0	531.7	$1.92	1,030.2	537.7	$1.92

Stock options and restricted stock		4.2			5.7
Convertible preference stock	19.4	34.7		18.8	37.0

Diluted EPS	$1,041.4	570.6	$1.83	$1,049.0	580.4	$1.81

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$329.0	$365.4	$1,041.4	$1,049.2
Deduct: pro forma stock option compensation expense, net of tax	10.8	12.2	32.3	32.0

Pro forma net income	$318.2	$353.2	$1,009.1	$1,017.2

Earnings per share:
Basic – as reported	$.61	$.67	$1.92	$1.92
Basic – pro forma	.59	.65	1.86	1.86

Diluted – as reported	$.58	$.63	$1.83	$1.81
Diluted – pro forma	.56	.61	1.77	1.75

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

7.	Acquisitions and Divestitures

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland, for cash of 1,051 million Swiss francs (US $844) plus a purchase price adjustment of 27.5 million Swiss francs (US $22), paid in the third quarter as a result of incremental cash held by GABA at the date of acquisition. The cost of GABA, net of cash acquired, was $729. GABA is expected to help further build the Company’s world leadership in toothpaste, strengthening its European consumer and professional Oral Care businesses including increased presence in the important pharmacy channel where GABA has a market leading position.

The allocation of the cost of GABA to the assets acquired and liabilities assumed at the date of acquisition is reflected in the Condensed Consolidated Balance Sheet, however this is subject to adjustment as the allocation of purchase price is not yet final. The Company is also completing its analysis of integration plans that may result in additional purchase price allocation adjustments.

The results of GABA’s operations have been included in the Company’s European operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for GABA prior to the date of acquisition would have resulted in pro forma sales approximately 1% higher than the Company’s reported sales for the nine month period ended September 30, 2004 and approximately 2% higher for the three and nine month periods ended September 30, 2003, and would have had a slightly dilutive impact on reported earnings for these periods.

On September 29, 2004, the Company paid $23 to increase its ownership interest in its Malaysia subsidiary from 70% to 85%.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

On October 1, 2004, the Company acquired from Campbell Brothers Limited its fabric conditioner business in Australia and New Zealand for approximately $34.

8.	Restructuring Activities

In line with the divestment of certain European and Latin American detergent brands and the Company’s focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company is in the process of realigning certain manufacturing operations and implementing workforce reduction programs. These restructuring costs are recorded in Corporate and relate to Europe (60%), Latin America (30%) and Asia/Africa (10%). Restructuring activity in the three and nine month periods ended September 30, 2004 included the following:

	Three Months Ended September 30, 2004
	Termination Benefits	Incremental Depreciation	Total
Restructuring accrual at June 30, 2004	$24.9	$—	$24.9
Charges	—	—	—
Cash payments	(9.9)	—	(9.9)

Restructuring accrual at September 30, 2004	$15.0	$—	$15.0

	Nine Months Ended September 30, 2004
	Termination Benefits	Incremental Depreciation	Total
Restructuring accrual at December 31, 2003	$32.7	$—	$32.7
Charges	3.8	3.0	6.8
Cash payments	(21.5)	—	(21.5)
Non-cash activity	—	(3.0)	(3.0)

Restructuring accrual at September 30, 2004	$15.0	$—	$15.0

Substantially all accrued termination benefits shown above are expected to be paid in 2004. These restructuring activities are expected to be substantially completed by the end of 2004 for a total cost of approximately $70, which includes $59.3 of costs incurred in 2003.

In addition, during the third quarter and first nine months of 2004 the Company incurred one-time costs relating to business realignment activities of $6 and $12, respectively.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months
	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Components of Net Periodic Benefit Costs:
Service cost	$10.5	$10.0	$4.8	$4.1	$2.5	$1.7
Interest cost	18.7	18.9	7.5	7.9	6.0	4.9
Annual ESOP allocation	—	—	—	—	(4.0)	(2.7)
Expected return on plan assets	(20.5)	(18.6)	(4.9)	(5.7)	—	—
Amortization of transition/prior service costs	0.7	0.8	0.2	—	(0.1)	(0.2)
Amortization of actuarial loss	6.0	6.7	0.9	1.5	1.9	0.3

Net periodic benefit cost	$15.4	$17.8	$8.5	$7.8	$6.3	$4.0

	Nine Months
	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Components of Net Periodic Benefit Costs:
Service cost	$32.9	$29.4	$14.3	$9.7	$6.5	$4.7
Interest cost	56.8	55.7	22.9	17.9	16.7	14.7
Annual ESOP allocation	—	—	—	—	(9.8)	(8.1)
Expected return on plan assets	(62.6)	(54.7)	(16.0)	(11.7)	—	—
Amortization of transition/prior service costs	2.3	2.4	0.3	0.2	(0.5)	(0.6)
Amortization of actuarial loss	18.4	19.8	3.6	2.9	3.3	0.9

Net periodic benefit cost	$47.8	$52.6	$25.1	$19.0	$16.2	$11.6

For the nine months ended September 30, 2004 and 2003 the Company made voluntary contributions of $38.1 and $63.1, respectively, to its U.S. postretirement plans. Any additional voluntary contributions during the fourth quarter of 2004 will depend on the plans’ investment performance and other economic conditions.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare Part D starting in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (FSP) FAS 106-2, which requires the Company to recognize the impact of the subsidy by July 1, 2004. Based on current design, management believes that certain health care benefit plans covering a significant portion of the Company’s U.S. participants will qualify for the Medicare Part D subsidy, which will partially offset the Company’s cost of prescription drug benefits available under these plans. Accordingly, the Company has performed a remeasurement of its plan as of December 31, 2003 and the reduction in the accumulated postretirement benefit obligation attributable to past service cost is approximately $20. The effect on the Company’s benefit cost was not material for the three and nine months ended September 30, 2004.

10.	Contingencies

The Company is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 1998 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. For these periods, the tax in connection with the challenged deductions is $44. The Company is pursuing an administrative appeal before the IRS with respect to this issue. Should the Company be unsuccessful in this appeal, the estimated additional tax related to the potential disallowances for subsequent periods could be as much as $75. The Company believes that its tax position complies with the applicable tax law and intends to defend its position vigorously. It is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $90. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. If the fine is affirmed, interest and penalties may also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

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

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary in connection with the financing of the Kolynos acquisition. The tax assessment with interest, at the current exchange rate, and the related potential for assessments in subsequent years approximates $70. The Company and the tax authority have appealed this decision to the First Board of Taxpayers, and further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowance is without merit and that the Company should prevail on appeal. The Company intends to challenge this assessment vigorously.

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

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position, ongoing results of operations or cash flows.

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

The Company evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Net sales and operating profit by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales:
Oral, Personal and Home Care
North America	$623.3	$600.3	$1,770.7	$1,782.4
Latin America	566.7	549.0	1,652.6	1,591.8
Europe	689.3	601.5	1,915.1	1,710.1
Asia/Africa	465.8	451.0	1,401.0	1,289.5

Total Oral, Personal and Home Care	2,345.1	2,201.8	6,739.4	6,373.8
Total Pet Nutrition	350.6	322.0	1,041.5	957.0

Total Net Sales	$2,695.7	$2,523.8	$7,780.9	$7,330.8

Operating Profit:
Oral, Personal and Home Care
North America	137.2	$131.0	409.0	$433.7
Latin America	151.8	153.1	469.9	453.4
Europe	135.0	128.0	395.8	369.6
Asia/Africa	72.0	72.4	235.1	208.0

Total Oral, Personal and Home Care	496.0	484.5	1,509.8	1,464.7
Total Pet Nutrition	86.8	90.4	281.6	269.4
Total Corporate	(45.1)	(39.6)	(137.6)	(130.8)

Total Operating Profit	$537.7	$535.3	$1,653.8	$1,603.3

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Executive Overview

Colgate-Palmolive Company seeks to deliver consistent, superior shareholder returns by providing consumers, on a global basis, with products that make their lives healthier and more enjoyable.

To this end the Company is tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in key product categories. These core businesses and product categories are selected and prioritized according to their capacity to sustain longer term growth and strong global equities and to maximize the use of the organization’s core competencies to yield a competitive advantage capable of delivering financial returns above its cost of capital.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each area. As a consequence of this geographic diversity – the Company competes in more than 200 countries and territories worldwide – the organization has a geographic balance which reduces exposure to external events in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through four reportable operating segments, North America, Latin America, Europe and Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

The Company sees significant opportunities for growth through its ability to identify and meet new consumer needs within the categories in which it competes. This includes deploying the insights and products developed in one region on a global basis. Growth opportunities are especially evident in those areas where the Company can leverage economic development and where rising consumer disposable incomes expand the markets for its products. The organization is, therefore, actively focused on the development of such products using global and local knowledge and consumer insight and has an organization in place to ensure these learnings and product bundles are introduced expeditiously around the world.

To achieve its financial objectives, the Company employs a strategy which is used in all businesses worldwide and that focuses the organization on initiatives to both drive growth and simultaneously fund that growth. Growth, and therefore revenues, is driven by bringing to the marketplace products which offer value to the consumer through new benefits and convenience in the categories where the Company competes. The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization.

The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In June 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of certain European and Latin American laundry detergent brands during 2003 and 2004, respectively, and the Company has agreed to sell its detergent business in Colombia, subject to regulatory approval.

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

Ultimately, the monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health is maintained and effective control exercised. The success of these measures is indicated by the vitality of the business, its financial strength, as evidenced by the Company’s credit rating of AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service, and its resultant strong and consistent cash flow, which provides flexibility for future investments and growth.

The Company has been experiencing increased competition within several of its key markets and has responded with higher levels of advertising and promotional spending in strategically targeted countries to build market shares. Raw and packing material costs have also increased significantly during 2004. The combined increase in these costs has more than offset savings generated by the Company’s ongoing global cost reduction programs. The Company is in the process of undergoing a worldwide strategic review to evaluate opportunities to further increase operational efficiencies and to accelerate cost savings programs which could result in incremental costs to streamline operations, possibly beginning as early as the fourth quarter of 2004.

Results of Operations

Worldwide sales were $2,695.7 in the third quarter of 2004. Sales increased 7.0% driven by unit volume gains of 7.0% and an offsetting decrease in net selling prices of 2.0% and a positive foreign exchange impact of 2.0%, as compared to the third quarter of 2003. As noted above, this level of volume growth required increased promotional spending, which reduced net selling prices, and higher levels of advertising. The acquisition of GABA contributed 2.0% to worldwide sales and volume growth. Excluding the 2003 divestment of certain European detergent and soap brands and the 2004 divestment of certain detergents in Latin America, sales increased 8.5% on volume growth of 8.5%.

Third quarter sales in the Oral, Personal and Home Care segment were $2,345.1, up 6.5% from 2003 on volume growth of 7.5%, decreases in net selling prices of 2.5% and a 1.5% positive impact of foreign exchange. Excluding the divestments in Europe and Latin America, sales increased 8.0% on volume growth of 9.0%.

Colgate-North America sales increased 4.0% in the third quarter of 2004 to $623.3 on 6.5% volume growth, decreases in net selling prices of 3.0% and a 0.5% positive impact of foreign exchange. Innovative new products generating strong volume and market share growth across categories included Colgate Max Fresh toothpaste, Softsoap Naturals Vanilla Brown Sugar and Softsoap Naturals Morning Mist body washes and Palmolive Oxy Plus dishwashing liquid, as well as new increased media supporting Colgate Total toothpastes. North American operating profit increased 5% from the third quarter of 2003 to $137.2, reflecting sales growth supported by increased commercial investment designed to build market share.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Latin America sales increased 3.0% in the third quarter of 2004 to $566.7 as a result of 7.5% volume growth, a negative foreign exchange impact of 4.5% and level net selling prices. Sales, excluding the divested detergent businesses in Ecuador and Peru, increased 4.5% on volume gains of 9.0%. Nearly every country in the region contributed to the strong volume gains including Mexico, Brazil, Venezuela, Argentina, Colombia, Central America, Ecuador, Chile and Peru. New products contributing to growth in the region include Colgate Total Advanced Fresh, Colgate Triple Action Mild Mint, Colgate Sensitive and Colgate Herbal Whitening toothpastes, Colgate Navigator Plus and Colgate Massager manual toothbrushes, Palmolive Aromatherapy translucent bar soap, Palmolive Naturals Milk & Rose Petals shower gel and Lady Speed Stick Aloe multi-form deodorants. Operating profit in Latin America decreased 1% to $151.8 compared to the third quarter of 2003 due to increases in commercial investment and negative foreign exchange.

Colgate-Europe sales as reported increased 14.5% to $689.3 on volume gains of 11.0%, a 3.5% reduction in net selling prices and a 7.0% positive impact of the stronger Euro and other European currencies. Sales, excluding the divested detergent and soap businesses, increased 19.5% on volume gains of 16.0%. The GABA business added 8.5% to both sales and volume growth for the region. Strong volume gains were achieved in Italy, Germany, the United Kingdom, Spain, Russia, Turkey, Belgium, Greece, Adria, Romania and Ukraine. Successful new products driving this strong growth include Colgate Sensitive, Colgate Total Advanced Fresh and Colgate Oxygen toothpastes, Palmolive multi-form deodorants, Palmolive Aroma Crème, Palmolive Thermal and Palmolive Thermal Spa shower gels, and Soupline Hearts fabric conditioner. Operating profit in Europe grew 5% to $135.0, primarily driven by volume growth, higher gross profit margins and the positive impact of foreign currencies, partially offset by increased commercial investment.

Colgate-Asia/Africa second quarter sales as reported increased 3.5% to $465.8 on volume gains of 5.0%, decreases in net selling prices of 4.5% and positive foreign exchange of 3.0%. Sales excluding divestments increased 4.5% on volume gains of 6.0%. Strong volume gains were achieved by China, India, Australia, Taiwan, Malaysia, Philippines, Thailand, Vietnam and South Africa. Successful new products driving gains include Colgate Herbal Salt, Colgate Total Advanced Fresh and Darlie Herbal Natural toothpastes, and the relaunch of Colgate Total toothpaste with new packaging and television advertising. In personal care, Palmolive Naturals Milk & Rose Petals shower gel and Palmolive Naturals Silky Straight shampoo contributed to growth. After a significant increase in commercial investment, operating profit of $72.0 in Asia/Africa was relatively flat with the third quarter of 2003.

Hill’s Pet Nutrition sales increased 9.0% to $350.6 on unit volume gains of 3.5%, net selling price increases of 1.5% and positive foreign exchange of 4.0%. New products driving growth in the U.S. specialty retail channel include Science Diet Advanced Protection and new Science Diet Large Breed Light and Science Diet Large Breed Senior. Internationally, strong volume growth was achieved in Australia, Spain, South Africa, Switzerland, France, Hong Kong, Russia and Japan. Science Plan Nature’s Best and Prescription Diet Feline m/d contributed to the strong international results. Operating profit declined 4% to $86.8 reflecting the combination of sharply higher agricultural commodities costs and increased commercial investment.

Worldwide sales were $7,780.9 in the first nine months of 2004. Sales increased 6.0% on volume growth of 4.5%, decreases in net selling prices of 1.5% and a 3.0% positive impact of foreign exchange. The GABA business contributed 1.0% to worldwide sales and volume growth. Excluding the 2003 divestment of certain European detergent and soap brands and the 2004 divestment of certain detergents in Latin America, sales increased 7.5% on volume growth of 6.0%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Sales in the Oral, Personal and Home Care segment for the nine months ended September 30, 2004 were $6,739.4, up 5.5% from the comparable period in 2003 as volume rose 5.0%. Net selling prices declined 2.0% and exchange had a positive impact of 2.5%. Excluding the divestments in Europe and Latin America, sales increased 7.0% on volume growth of 6.5%. Within this segment, Colgate-North America sales decreased 0.5% on volume growth of 1.5%, Colgate-Latin America sales increased 4.0% on volume growth of 6.0%, Colgate-Europe sales increased 12.0% on volume growth of 6.0% (including 4.0% sales and volume growth contributed by GABA), and Colgate-Asia/Africa sales increased 8.5% on volume growth of 6.5%. Excluding the impact of divestments, Colgate-Europe sales increased 16.5% on 10.5% volume growth, Colgate-Latin America sales increased 4.5% on volume growth of 6.5%, and Colgate-Asia/Africa sales increased 10.0% on 8.0% volume growth.

Sales at Hill’s Pet Nutrition for the nine months ended September 30, 2004 increased 9.0% to $1,041.5 on volume growth of 4.0% driven by innovative new products, veterinary endorsements and merchandising activities. Net selling prices increased 1.0% and exchange had a positive impact of 4.0%.

Operating profit (loss) related to Corporate increased to $(45.1) in the third quarter of 2004 from $(39.6) in 2003. In the nine month period, operating profit (loss) related to Corporate increased to $(137.6) in 2004 from $(130.8) in 2003 and included a $26.7 pretax gain on the sale of the Company’s detergent business in Ecuador and Peru, largely offset by one-time costs associated with restructuring and other cost reduction activities.

Worldwide gross profit margin for the third quarter of 2004 declined to 54.8% from 55.0% in 2003 as the combined impact of increased commercial investment and higher raw and packing material costs more than offset the Company’s ongoing global cost reduction programs. Gross profit margin for the first nine months of 2004 increased to 55.3% from 55.1% in 2003.

Selling, general and administrative expenses as a percentage of sales increased to 34.8% in the third quarter of 2004 from 33.8% in 2003 and to 34.0% for the first nine months of 2004 from 33.2% in 2003. The increase in selling, general and administrative expenses includes increased advertising behind the Company’s brands. Included in selling, general and administrative expenses is advertising expense of $285.1 in the third quarter of 2004 up from $257.7 in 2003 and $773.1 for the first nine months of 2004 up from $708.3 in 2003.

Operating profit increased to $537.7 in the third quarter of 2004 from $535.3 in 2003, a level of 19.9% of sales compared to 21.2% in the third quarter of 2003. Operating profit increased 3% to $1,653.8 in the first nine months of 2004 as compared to $1,603.3 in 2003.

Interest expense, net of interest income, decreased to $30.1 in the third quarter of 2004 as compared with $30.4 in 2003, and to $87.7 in the first nine months of 2004 as compared to $95.7 in 2003 due to lower interest rates during the period.

The effective tax rate for the third quarter of 2004 increased to 35.2% from 27.6% in 2003. The effective tax rate for the first nine months of 2004 increased to 33.5% compared to 30.4% in 2003. The Company’s current estimate of its full year effective income tax rate is 33.4%, which differs from the tax rate for the nine month period due to a change in tax law affecting research and development credits, enacted in the fourth quarter of 2004, and represents an increase over the 2003 annual effective rate of 30.4%. The 2004 increase is due in part to changes in the mix of income in foreign tax rate jurisdictions while 2003 benefited from certain overseas tax planning strategies.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net income for the third quarter of 2004 declined 10% to $329.0, and earnings per common share decreased 8% to $0.58 per share on a diluted basis, compared with $365.4, or $0.63 per share, in the prior year. For the first nine months of 2004, net income decreased 7% to $1,041.4, and earnings per common share increased 1% to $1.83 per share on a diluted basis versus $1,049.2 or $1.81 per share in 2003. Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations. For a table summarizing segment sales and operating profit please refer to Note 11, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations was $1,230.5 in the first nine months of 2004, compared with $1,279.7 in the comparable period of 2003. The decline is primarily related to higher cash tax payments and working capital changes. A portion of the increased tax payments reflected in net cash provided by operations in the first nine months of 2004 includes tax payments of $55 related to the prior sale of certain non-core detergent businesses.

Investing activities used $911.2 during the first nine months of 2004 compared with $136.6 during the first nine months of 2003, predominantly due to payments for acquisitions. The Company’s acquisition of GABA is discussed in Note 7 to the Condensed Consolidated Financial Statements. Capital expenditures reflect a level slightly higher than the comparable period of 2003. Investing activities in both periods include the proceeds from the sales of various marketable securities and investments including the settlement of certain foreign currency contracts, and the 2004 period reflects the proceeds from the sale of certain non-core detergent brands in Latin America.

Financing activities used $204.2 of cash during the first nine months of 2004 compared with a use of $1,057.6 of cash during the first nine months of 2003, predominantly as a result of financing in support of the GABA acquisition. Financing activities also reflect increases in the common stock dividend payments to $0.72 per share during the first nine months of 2004 from $0.66 per share in the first nine months of 2003 and higher share repurchase activity during 2004. In October 2004, the Board of Directors authorized the Company to purchase up to twenty million shares of the Company’s common stock during the period October 20, 2004 through December 31, 2005. The Company expects to use its projected cash flow to fund this increased level of share repurchases and to substantially reduce, by year-end 2005, the incremental debt incurred in connection with the GABA acquisition.

Domestic and foreign commercial paper outstanding was $899.9 and $166.2, as of September 30, 2004 and 2003, respectively. The maximum commercial paper outstanding during the nine months ended September 30, 2004 and 2003 was $1,519 and $920, respectively. At September 30, 2004, $1,329.5 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007.

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

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Note 13 to the Consolidated Financial Statements included therein and Note 10 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchases its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill the requirements of its compensation and benefit plans. The share repurchase program that was in effect during the third quarter of 2004 was approved by the Board of Directors in March 1993 and publicly announced in May 1993 (the 1993 Program). Under the 1993 Program, which had no expiration date, the Board authorized the Company to purchase such number of shares needed, in management’s discretion, to fulfill the requirements of the Company’s compensation and benefit plans. In the past, the Board has also approved several special share repurchase authorizations from time to time that have been fully utilized. All purchases of the Company’s common stock during the third quarter of 2004 were part of the 1993 Program.

In October 2004 the Board of Directors terminated the 1993 Program and approved a new share repurchase program, under which the Company is authorized to purchase up to 20 million shares of the Company’s common stock. The new share repurchase program, which has an expiration date of December 31, 2005, was announced in October 2004. At this time, the Board also authorized share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2004:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of Shares that may yet be Purchased Under the Plans or Programs(1)
Balance as of June 30, 2004				1,257,060
July 1 through 31, 2004	635,006	$56.39	635,006	1,117,638
August 1 through 31, 2004	594,640	$52.55	594,640	716,628
September 1 through 30, 2004	677,119	$48.36	677,119	344,662

Total	1,906,765		1,906,765

(1)	Under the 1993 Program, the maximum number of shares that may yet be purchased under the program as reflected in this column at a period end was reduced by the number of shares purchased under the program during such period (1,906,765 shares in the third quarter 2004) and was increased by the number of shares used to fulfill the requirements of the Company’s compensation and benefit plans during such period (994,367 shares in third quarter 2004).

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 10-A	Colgate-Palmolive Company Above and Beyond Plan – Officer Level.

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

(b)    Reports on Form 8-K:

On July 21, 2004, the Company furnished a current report on Form 8-K pursuant to Item 12 (“Results of Operations and Financial Condition”) containing the press release announcing its earnings for the second quarter of 2004.

On September 8, 2004, the Company filed a current report on Form 8-K pursuant to Item 1.01 (“Entry into a Material Definitive Agreement”) to file the form of individual stock option agreement typically used in connection with stock option grants pursuant to the stockholder-approved 1997 Stock Option Plan of the Company, a copy of which is on file with the SEC as Exhibit 10-M to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On September 20, 2004, the Company furnished a current report on Form 8-K pursuant to Item 7.01 (“Regulation FD Disclosure”) containing the press release previewing its earnings for the third quarter of 2004.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

November 4, 2004	/s/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

November 4, 2004	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

November 4, 2004	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller