Form 10-K
period 2004-12-31
COLGATE PALMOLIVE CO
filed 2005-02-25
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2004 (the last business day of the most recently completed second quarter) was approximately $30.7 billion.*

There were 525,214,915 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2005 Annual Meeting	Part III, Items 10 through 14

*	For purposes of this calculation only, Colgate-Palmolive Company Common Stock held by individuals who were directors of the Company as of June 30, 2004 has been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world. Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview”, “Results of Operations”, “Restructuring Activities”, “Liquidity and Capital Resources”, “Outlook” and “Cautionary Statement on Forward-Looking Statements” in Part II, Item 7 of this report.

(b) Financial Information about Industry Segments

Worldwide net sales and operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand throughout many parts of the world, including the U.S., according to value share data provided by ACNielsen. Colgate’s Oral Care products include toothpaste, toothbrushes, tooth whiteners, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Max Fresh, Colgate Total Advanced Fresh, and Colgate Triple Action toothpastes, and Colgate 360° and Massager manual toothbrushes.

Colgate is a leader in many segments of the Personal Care market with several products including shower gels, shampoos, conditioners, deodorants and antiperspirants, hand and body lotion and shave products as well as liquid hand soaps where Colgate is the market leader in the U.S. Significant recent product launches in this segment include Mennen Speed Stick 24/7 deodorant, Palmolive Aroma Crème and Palmolive Thermal Spa shower gels.

Colgate manufactures and markets a wide array of products for Home Care. Major products include Palmolive and Ajax dishwashing liquid, Fabuloso household cleaners and Murphy’s oil soap. In the Company’s major markets outside the U.S., Colgate is number one in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe. Significant recent product launches in Home Care include Fabuloso Orange Energy All Purpose Cleaner, Palmolive Oxy-Plus dishwashing liquid and Soupline Hearts fabric conditioner.

Sales of Oral, Personal and Home Care products accounted for 35%, 23% and 28%, respectively, of total worldwide sales in 2004. Geographically, Oral Care is a significant part of the Company’s business in Asia/Africa, comprising approximately 55% of sales in that region for 2004. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Colgate, through its Hill’s Pet Nutrition segment, is the world leader in specialty pet nutrition products for dogs and cats. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs; and Prescription Diet, a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats. Significant recent product launches and geographic expansions in this segment include Science Diet Canine Senior Large Breed, Science Diet Canine Adult Light Large Breed, Science Diet Feline Hairball canned food and Prescription Diet Feline m/d. Hill’s sells its products in 88 countries and leads the specialty pet food segment in North America and Japan. Sales of Pet Nutrition products accounted for 14% of the Company’s total worldwide sales in 2004.

Research and Development

Strong research and development capabilities enable Colgate to support its many brands with technologically sophisticated products for consumers’ oral, personal and home care and pet nutrition needs. Company spending related to research and development activities was $229.2 million, $204.8 million and $196.6 million during 2004, 2003 and 2002, respectively.

Distribution; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company’s sales.

Most raw materials are purchased from other companies and are available from several sources. For certain materials, however, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time. Raw material commodities such as tallow, essential oils, corn and soybeans are subject to wide price variations. No single raw material represents a significant portion of the Company’s total material requirements.

The Company’s products are sold in a highly competitive global marketplace which is experiencing increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain product lines of the Company. Product quality and innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s business segments.

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection by all available means in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Kolynos, Sorriso, Elmex, Mennen, Protex, Softsoap, Irish Spring, Ajax, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet in addition to several other regional trademarks. These trademarks are of significant importance to the Company and its subsidiaries within their markets. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Employees

At year-end, the Company employed approximately 36,000 employees, 83% of which were located outside the U.S.

Environmental Matters

It is the Company’s policy to fully comply with environmental rules and regulations. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. Capital expenditures for environmental control facilities totaled $24.5 million for 2004. For future years, expenditures are expected to be in the same range. For information regarding other environmental matters refer to Note 13 to the Consolidated Financial Statements.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

For financial data by geographic region refer to the information set forth under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(e) Available Information

The Company’s website address is www.colgate.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge on its Internet website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission. Also available on the Company’s website are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board of Directors and reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers.

ITEM 2.	PROPERTIES

The Company owns or leases a total of 336 properties which include manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates 52 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment are located in Kansas City, Kansas; Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Other research facilities are located in select overseas locations.

Overseas, the Company operates 284 properties, of which 84 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world.

All facilities operated by the Company are well maintained and adequate for the purpose for which they are intended.

ITEM 3.	LEGAL PROCEEDINGS

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $100 million. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. If the fine is affirmed, interest and penalties will also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal (at the Council level or if necessary in Brazilian federal court) or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, and the related potential for assessments in subsequent years approximate $70 million. The Company is either disputing the disallowances before the Brazilian internal revenue authority, or, in the case of those made earlier in time, is appealing to the First Board of Taxpayers. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal before the First Board of Taxpayers or if necessary in Brazilian federal court. The Company intends to challenge these assessments vigorously.

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, a review which the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

For additional discussion of the Company’s contingencies refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of February 23, 2005:

Name	Age	Date First Elected Officer	Present Title
Reuben Mark	66	1974	Chairman of the Board and Chief Executive Officer
William S. Shanahan	64	1983	President
Ian M. Cook	52	1996	Chief Operating Officer
Javier G. Teruel	54	1996	Vice Chairman
Lois D. Juliber[1]	56	1991	Vice Chairman
Stephen C. Patrick	55	1990	Chief Financial Officer
Andrew D. Hendry	57	1991	Senior Vice President General Counsel and Secretary
Michael J. Tangney	60	1993	Executive Vice President President, Colgate-Latin America
Robert J. Joy	58	1996	Senior Vice President Global Human Resources
Dennis J. Hickey	56	1998	Vice President and Corporate Controller
Robert C. Wheeler	63	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Steven R. Belasco	58	1991	Vice President Taxation and Real Estate
Ronald T. Martin	56	2001	Vice President Global Business Practices and Corporate Social Responsibility
John J. Huston	50	2002	Vice President Office of the Chairman
Franck J. Moison	51	2002	President, Colgate-Europe
Delia H. Thompson	55	2002	Vice President, Investor Relations
Philip A. Berry	55	2003	Vice President Global Workplace Initiatives
Edward J. Filusch	57	2003	Vice President and Corporate Treasurer
Fabian T. Garcia	45	2003	President, Colgate-Asia/Pacific
Edmund D. Toben	56	2003	Chief Information Officer

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

[1]	Ms. Juliber will retire effective April 1, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 63 of this report; the information under “Capital Stock and Stock Compensation Plans” in Note 8 to the Consolidated Financial Statements; and the “Number of shareholders of record” and “Cash dividends declared and paid per common share” under the caption “Historical Financial Summary” included on page 64 of this report.

Issuer Purchases of Equity Securities

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in October 2004 (the 2004 Program). Under the 2004 Program, the Company is authorized to purchase up to 20 million shares of the Company’s common stock through December 31, 2005. The Board also authorized share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

Prior to the Board’s approval of the 2004 Program, the Company purchased its shares under a program that was approved by the Board of Directors in March 1993 and publicly announced in May 1993 (the 1993 Program). Under the 1993 Program, the Board authorized the Company to purchase such number of shares needed, in management’s discretion, to fulfill the requirements of the Company’s compensation and benefit plans. In the past, the Board has also approved several special share repurchase authorizations from time to time that have been fully utilized. The Board terminated the 1993 Program in October 2004 when it approved the 2004 Program.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2004:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 through 31, 2004	1,350,847	(1)	$44.59	1,350,847		19,360,000
November 1 through 30, 2004	1,028,856	(3)	$46.60	1,018,272	(4)	18,341,728
December 1 through 31, 2004	1,765,000		$49.84	1,765,000		16,576,728

Total	4,144,703			4,134,119	(4)

(1)	Includes shares purchased under the 1993 Program and the 2004 Program.
(2)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that were purchased under that program.
(3)	Includes share repurchases under the Company’s 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(4)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 10,584 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs. These share repurchases were approved by the Board in October 2004.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 64 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Colgate-Palmolive Company seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers, on a global basis, with products that make their lives healthier and more enjoyable.

To this end, the Company is tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in key product categories. These product categories are prioritized based on their capacity to maximize the use of the organization’s core competencies and strong global equities and to deliver sustainable long-term growth.

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each region. The Company competes in more than 200 countries and territories worldwide, with established businesses in all regions contributing to the Company’s sales and profitability. This geographic diversity and balance helps to reduce the Company’s exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through four reportable operating segments, North America, Latin America, Europe and Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

To achieve its financial objectives, the Company focuses the organization on initiatives to drive growth and to fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, in particular by deploying valuable consumer and shopper insights in the development of successful new products regionally which are then rolled out on a global basis. Growth opportunities are enhanced in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share (with and without charges related to the 2004 Restructuring Program described below); and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

In 2004, Net sales grew 7.0% driven by strong volume growth of 5.5%, despite increased competition in several of the Company’s key markets. These gains were driven by increased advertising and promotional support in key categories and markets, in line with the Company’s strategy to invest in its higher margin businesses. At the same time, however, raw and packing material costs increased. The combined increase in these costs and the higher advertising and promotional spending more than offset savings generated during the year by

(Dollars in Millions Except Per Share Amounts)

the Company’s ongoing global cost-reduction programs. As a result, Operating profit for the year declined 2%, which included a $68.7 charge in connection with the four-year restructuring and business-building plan the Company announced and began implementing in December 2004 (the 2004 Restructuring Program). The 2004 Restructuring Program is designed to enhance the Company’s global leadership position in its core businesses. The savings and benefits from the 2004 Restructuring Program along with the Company’s other ongoing cost-savings initiatives are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability. For more information regarding the 2004 Restructuring Program, see “Restructuring Activities” below.

Results of Operations

Net Sales

Worldwide sales were $10,584.2 in 2004. Sales increased 7.0% driven by volume gains of 5.5%, a decrease in net selling prices of 1.5% and a positive foreign exchange impact of 3.0%. The acquisition of GABA contributed 1.0% to worldwide sales and volume growth. Excluding the 2003 divestments of certain European detergent and soap brands and the 2004 divestment of certain detergents in Latin America, sales increased 8.0% on volume growth of 6.5%. Sales in the Oral, Personal and Home Care segment were $9,151.1, up 6.5% from 2003 on volume growth of 5.5%, decreases in net selling prices of 2.0% and a 3.0% positive impact of foreign exchange. Excluding the divestments in Europe and Latin America, sales in this segment increased 8.0% on volume growth of 7.0%. Sales in Pet Nutrition grew 9.0% to $1,433.1, driven by volume growth of 3.5%, positive foreign exchange of 4.0% and an increase in net selling prices of 1.5%. In 2003, worldwide sales increased 6.5% to $9,903.4 on volume growth of 3.5%, increases in net selling prices of 0.5% and a positive foreign exchange impact of 2.5%.

Gross Profit

Gross profit margin was 55.1% in 2004 compared to 55.0% in 2003 reflecting the Company’s shift toward higher margin oral care products and cost-savings programs partially offset by increased promotional spending, raw and packing material costs and restructuring charges of $3.4 related to accelerated depreciation and certain employee retention payments under the 2004 Restructuring Program included in Cost of sales. The increase in 2003 from the 2002 level of 54.6% was driven by the Company’s focus on its high margin oral and personal care businesses, savings from global sourcing, the regionalization of manufacturing facilities and other cost-reduction initiatives, despite an increase in worldwide materials costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 34.2% in 2004, 33.3% in 2003 and 32.6% in 2002. The 90-basis point (bps) increase as a percentage of sales in 2004 was primarily driven by increases in advertising spending (30 bps), selling and marketing costs (30 bps) and shipping and handling costs (20 bps). The increase as a percent of sales in 2003 resulted from increases in advertising of 60 bps and pension and other employee benefit costs of 40 bps, partially offset by savings from cost-control initiatives of 30 bps. Included in selling, general and administrative expenses is advertising spending of $1,063.0, $965.6 and $897.9 in 2004, 2003 and 2002, respectively, supporting new product launches and helping increase market shares throughout the world. Additionally, total commercial investment behind the Company’s brands, including media, promotion and other consumer and trade incentives, some of which are recorded as a reduction of Net sales, increased by 13% in 2004 and 2003 and by 8% in 2002.

Other (Income) Expense, Net

Other (income) expense, net was $90.3, ($15.0) and $23.0 in 2004, 2003 and 2002, respectively. The changes year over year were driven by gains on sales of non-core brands and restructuring costs.

(Dollars in Millions Except Per Share Amounts)

Other (income) expense, net in 2004 included charges of $65.3 related to the Company’s 2004 Restructuring Program and a gain of $26.7 on the sale of certain detergent businesses in Latin America. For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

Other (income) expense, net in 2003 included gains of $107.2 ($63.5 aftertax) related to the sale of non-core brands partially offset by $59.3 ($39.0 aftertax) of costs related to the regionalization of manufacturing facilities, which combined resulted in a net benefit of $47.9 ($24.5 aftertax).

The components of Other (income) expense, net are presented below:

	2004	2003	2002
Minority interest	$47.9	$45.2	$41.3
Amortization of intangible assets	14.3	12.3	12.5
Equity losses (income)	(8.5)	(.3)	.6
Gains on sales of non-core product lines, net	(26.7)	(107.2)	—
2004 Restructuring Program	65.3	—	—
2003 restructuring activities	2.8	59.3	—
Other, net	(4.8)	(24.3)	(31.4)

	$90.3	$(15.0)	$23.0

Other, net consists primarily of miscellaneous gains and losses including gains and losses on interest rate and foreign currency hedge contracts that do not qualify for hedge accounting.

Operating Profit

In 2004, Operating profit declined 2% to $2,122.1 after an 8% increase in 2003 to $2,166.0 from $2,013.1 in 2002. All years presented benefited from sales growth and cost savings initiatives. Additionally, 2004 included restructuring charges of $68.7 ($48.0 aftertax) in connection with the 2004 Restructuring Program and other business realignment costs of $19.7 ($15.2 aftertax), as well as a gain of $26.7 ($15.0 aftertax) on the sale of certain detergent businesses in Latin America. Operating profit in 2003 reflected the net impact of $47.9 ($24.5 aftertax) related to the sales of non-core brands and restructuring activities.

Interest Expense, Net

Interest expense, net was $119.7 in 2004 compared with $124.1 in 2003 and $142.8 in 2002. Low interest rates have allowed the Company to lower its interest expense despite increased debt levels resulting from the GABA acquisition in 2004. The decrease in 2003 resulted from lower interest rates and debt levels.

Income Taxes

The effective income tax rate was 33.7% in 2004 versus 30.4% in 2003 and 31.1% in 2002. The increase in 2004 is due in part to changes in the mix of income in foreign tax rate jurisdictions and increased costs of remittances, while the effective tax rate was reduced in 2003 through the realization of tax credits and incentives, and as a result of global tax planning strategies including overseas asset revaluations.

Net Income

Net income was $1,327.1 in 2004 or $2.33 per share on a diluted basis compared with $1,421.3 in 2003 or $2.46 per share and $1,288.3 in 2002 or $2.19 per share. As previously discussed, Net income in 2004 includes an aftertax charge of $48.0 ($.09 per share) associated with the initial phase of the 2004 Restructuring Program. Net income in 2003 includes a net aftertax benefit of $24.5 ($.04 per share) resulting from the gain on the sale of certain European detergent brands, partially offset by 2003 restructuring activities.

(Dollars in Millions Except Per Share Amounts)

Segment Results

The Company markets its products in over 200 countries and territories throughout the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Segment performance is evaluated based on several factors, including operating profit. The Company uses operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to restructuring and related costs, interest expense, income taxes, and gains and losses on sales of non-core brands and assets.

Worldwide Net Sales by Business Segment and Geographic Region

	2004	2003	2002
Oral, Personal and Home Care
North America(1)	$2,378.7	$2,356.2	$2,374.1
Latin America	2,266.0	2,179.5	2,206.8
Europe	2,621.3	2,304.1	1,984.3
Asia/Africa	1,885.1	1,747.5	1,542.0

Total Oral, Personal and Home Care	9,151.1	8,587.3	8,107.2
Total Pet Nutrition(2)	1,433.1	1,316.1	1,187.1

Net Sales	$10,584.2	$9,903.4	$9,294.3

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,000.3, $1,986.9 and $2,030.4 in 2004, 2003 and 2002, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $781.0, $752.8 and $714.5 in 2004, 2003 and 2002, respectively.

Worldwide Operating Profit by Business Segment and Geographic Region

	2004	2003	2002
Oral, Personal and Home Care
North America	$530.1	$547.4	$578.7
Latin America	627.7	613.3	647.4
Europe	539.0	488.2	409.0
Asia/Africa	310.1	280.7	232.6

Total Oral, Personal and Home Care	2,006.9	1,929.6	1,867.7
Total Pet Nutrition	389.7	371.0	318.3
Total Corporate	(274.5)	(134.6)	(172.9)

Operating Profit	$2,122.1	$2,166.0	$2,013.1

North America

Net sales in North America increased 1.0% to $2,378.7 on volume gains of 2.5%, positive foreign exchange of 1.0% and declines in net selling prices of 2.5%. In Oral Care, the success of Colgate Total Advanced Fresh, Colgate Max Fresh and Colgate Simply White toothpastes and Colgate Whitening and Colgate Sensitive manual toothbrushes drove volume gains for the category. New products contributing to growth in other categories include Softsoap Milk and Rose and Milk and Lavender shower gels, Mennen Speed Stick 24/7 deodorant and Palmolive Oxy-Plus dishwashing liquid. In 2003, Net sales in North America declined 1.0% to $2,356.2 on volume gains of 0.5%, positive foreign exchange of 1.0% and declines in net selling prices of 2.5%.

Operating profit in North America declined 3% to $530.1 in 2004 due to increased shipping and handling costs and declines in gross profit margin reflecting increased commercial investment and higher raw material costs. In

(Dollars in Millions Except Per Share Amounts)

2003, Operating profit in North America declined 5% to $547.4 due to increased media and promotion costs as well as a decline in sales mainly attributable to lower sales of Colgate Simply White at-home tooth whitening gel.

Latin America

Net sales in Latin America as reported increased 4.0% to $2,266.0 as a result of 6.0% volume growth, increases in net selling prices of 1.5% and a negative foreign exchange impact of 3.5%. Net sales, excluding divested detergent businesses in Ecuador and Peru, increased 4.5% on volume gains of 6.5%. Brazil, Colombia, Venezuela, Central America, Argentina and Chile each contributed strong volume gains. New products driving gains in Oral Care include Colgate Triple Action Mild Mint, Colgate Herbal Whitening, Colgate Total Advanced Fresh and Sorriso Jua + Baking Soda toothpastes, and Colgate Whitening and Colgate Massager manual toothbrushes. Palmolive Aromatherapy shower gels, liquid hand soap and bar soap, Palmolive Naturals hair care line and Fabuloso Orange Energy all-purpose cleaner contributed to growth in other categories. In 2003, Net sales in Latin America declined 1.0% to $2,179.5 on 4.0% volume growth and increases in net selling prices of 7.5%, offset by the 12.5% negative impact of foreign currency declines primarily in Mexico, Venezuela, the Dominican Republic and Colombia.

Operating profit in Latin America increased 2% to $627.7 in 2004 reflecting increased sales and gross profit margins partially offset by higher advertising spending and shipping and handling costs. In 2003, Operating profit in Latin America decreased 5% to $613.3 due to negative foreign currency impact partially offset by volume growth and cost-control initiatives.

Europe

Net sales in Europe as reported increased 14.0% to $2,621.3 on 8.0% volume growth, a 9.0% positive impact of the stronger euro and other European currencies, and a 3.0% decline in net selling prices. Excluding the divested detergent and soap businesses, net sales increased 18.5% on volume gains of 12.5%. The GABA business added 5.5% to both sales and volume growth for the region. Strong volume gains were achieved in Italy, Spain, the United Kingdom, Russia, Poland, Turkey, Romania, Hungary, Ukraine and the Adria region. Successful new products driving gains in Oral Care include Colgate Sensitive Plus Whitening, Colgate Total Advanced Fresh and Colgate Oxygen toothpastes and the Colgate Massager and Colgate 360° manual toothbrushes. Recent innovations contributing to share gains in other categories are Palmolive deodorants, Palmolive Aroma Crème and Thermal Spa shower gels, Ajax all-purpose cleaners with clean water technology and Soupline Hearts fabric conditioner. In 2003, Net sales in Europe increased 16.0% to $2,304.1 on volume gains of 3.0% and a 15.5% positive impact of stronger foreign currencies, primarily the euro, offset by a 2.5% decline in net selling prices.

Operating profit in Europe increased 10% to $539.0 in 2004 and 19% to $488.2 in 2003 as a result of volume growth, gross margin improvement and the impact of stronger European currencies, partially offset by increased advertising.

Asia/Africa

Net sales in Asia/Africa as reported increased 8.0% to $1,885.1 on 7.0% volume growth, a 5.5% positive impact of foreign exchange and a 4.5% decline in net selling prices. Excluding divestments, sales increased 9.0% on volume gains of 8.0%. Healthy volume gains were achieved in China, India, Taiwan, Philippines, Thailand, Australia, South Africa and the Middle East. Strong growth in Oral Care throughout the region was driven by new product launches including Colgate Herbal Whitening and Colgate Fresh Confidence Plus Whitening toothpastes and Colgate Massager manual toothbrush. Palmolive Aromatherapy shampoo and Palmolive Aroma Crème shower gel contributed to gains in Personal Care. In 2003, Net sales in Asia/Africa increased 13.5% to $1,747.5 on volume gains of 7.5% and the positive impact of 8.5% from foreign currencies offset by a 2.5% decrease in net selling prices.

(Dollars in Millions Except Per Share Amounts)

Operating profit grew 10% in Asia/Africa to $310.1 in 2004 and 21% to $280.7 in 2003, driven by volume gains and higher gross profit margins benefiting from the regionalization of manufacturing facilities as well as strong foreign currencies.

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 9.0% to $1,433.1, driven by volume growth of 3.5%, positive foreign exchange of 4.0% and an increase in net selling prices of 1.5%. Science Diet Feline dry food, Science Diet Large Breed Canine Senior and Science Diet Large Breed Canine Light contributed to gains in the U.S. specialty retail channel. Internationally, growth was strong across all regions including Spain, France, Greece, Russia, Australia, Taiwan and South Africa, and new products helping to drive the strong growth were Science Diet Feline Hairball canned food and Prescription Diet Feline m/d. In 2003, Net sales for Pet Nutrition increased 11.0% to $1,316.1 on 4.5% volume growth, an increase of 1.5% in net selling prices and 5.0% in positive foreign currency impact.

Operating profit in Pet Nutrition grew 5% to $389.7 in 2004 on increased sales and ongoing cost-savings initiatives, partially offset by higher advertising spending and a decline in gross profit margin reflecting a sharp rise in commodity costs early in the year. Operating profit for 2003 increased 17% to $371.0 as a result of strong volume gains and higher gross profit margins, as well as ongoing cost-savings initiatives.

Corporate

Operating profit (loss) for the Corporate segment was ($274.5), ($134.6) and ($172.9) for 2004, 2003 and 2002, respectively. As previously discussed in Other (income) expense, net, the changes year over year were primarily driven by restructuring costs and gains on sales of non-core brands. Corporate operating expenses in 2004 include $68.7 of pretax charges related to the Company’s 2004 Restructuring Program and a $26.7 pretax gain on the sale of certain detergent businesses in Latin America. In 2003 corporate operating expenses were reduced by gains on the sale of non-core brands, net of costs related to the 2003 regionalization of manufacturing facilities and business realignment activities, which had a combined net impact of $51.5, as well as gains on interest rate and foreign currency hedge contracts used to hedge economic exposures but that do not qualify for hedge accounting.

Restructuring Activities

2004 Restructuring Program

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates streamlining its global supply chain through the rationalization of approximately one-third of its manufacturing facilities and the closure of certain warehousing facilities and also plans to centralize its purchasing and other business support functions. Business-building initiatives include enhancing and reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets, and the consolidation of these organizations in certain mature markets. The 2004 Restructuring Program is expected to result in approximately a 12% reduction in employees over the next four years.

The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). The estimated cost in 2005 is $250-$325 ($175-$225 aftertax). Savings are projected to be in the range of $325-$400 ($250-$300 aftertax) annually by the fourth year of the program. The projected savings in 2005 are estimated at approximately $45 aftertax. Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. Management’s estimates of the cost and savings associated with the 2004 Restructuring Program are forward-looking statements and are subject to revision over time.

(Dollars in Millions Except Per Share Amounts)

During 2004 the Company incurred $68.7 ($48.0 aftertax) of charges in connection with the initial phase of the program related to restructuring activities in Europe (51%), North America (25%), Latin America (9%), Asia/Africa (7%) and Corporate (8%). These activities include the previously announced closing or reconfiguration of eight manufacturing facilities in North America, Asia/Africa, Europe and Latin America and the realignment of marketing and sales organizations in Europe and Asia/Africa, which will result in net headcount reductions of approximately 1,100 employees.

Summary of Activity for the 2004 Restructuring Program

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Non-cash activity	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Restructuring accrual	$41.7	$—	$—	$.4	$42.1

Costs for these restructuring activities are reflected in the Consolidated Statements of Income in Cost of sales ($3.4) and Other (income) expense, net ($65.3) in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

2003 Restructuring Activities

In connection with the European brand divestments during 2003 and the Company’s ongoing focus on the regionalization of manufacturing facilities to streamline and strengthen its operations, the Company realigned certain manufacturing operations and implemented workforce reduction programs primarily in Europe, Latin America and Asia/Africa. The Company incurred $2.8 and $59.3 of costs in 2004 and 2003, respectively, related to these restructuring activities which were substantially complete at the end of 2004. Costs for these restructuring activities are reflected in the Consolidated Statements of Income in Other (income) expense, net primarily in the Corporate segment.

Liquidity and Capital Resources

Net cash provided by operations in 2004 was $1,754.3 compared with $1,767.7 in 2003 and $1,611.2 in 2002. Higher cash tax payments and working capital changes in 2004 contributed to a slight decline in operating cash flow as compared to the prior year. A portion of the increased tax payments reflected in net cash provided by operations during 2004 includes tax payments of $55 related to the prior sale of certain non-core brands. The Company’s working capital as a percentage of sales increased to 2.4% of sales in 2004 as compared with 1.7% of sales in 2003 primarily due to the accrued taxes in 2003 payable on the sale of non-core brands. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in other current assets) and current liabilities (excluding short-term debt). From a working capital perspective, the Company’s inventory days coverage ratio has increased due to higher material costs and manufacturing and distribution changes while its receivable days sales outstanding ratio declined slightly.

Investing activities used $1,090.4 of cash during 2004 compared with $117.6 and $357.2 during 2003 and 2002, respectively, predominantly due to payments for acquisitions. The Company’s acquisition of GABA is discussed in Note 3 to the Consolidated Financial Statements. Investing activities in 2004 reflect $37.0 of proceeds from the sale of certain non-core detergent brands in Latin America, while during 2003, the Company

(Dollars in Millions Except Per Share Amounts)

sold various detergent and certain non-core soap brands primarily marketed in Europe for an aggregate sales price of $127.6. Capital expenditures were $348.1, $302.1 and $343.7 for 2004, 2003 and 2002, respectively. Capital spending continues to be focused primarily on projects that yield high aftertax returns. Capital expenditures for 2005 are expected to be at the rate of approximately 3.5% to 4.0% of Net sales.

Financing activities used $611.1 of cash during 2004 compared with a use of $1,557.2 and $1,260.0 of cash during 2003 and 2002, respectively. Financing activities reflect financing related to the GABA acquisition, increases in common stock dividend payments and higher share repurchase activity during 2004. During 2004, long-term debt increased to $3,540.8 from $2,999.3 in 2003 and total debt increased to $3,675.1 in 2004 from $3,102.9 in 2003. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service.

The Company currently issues commercial paper in U.S., Canadian and European currencies, predominantly the Swiss franc. Commercial paper outstanding was $844.7 and $46.1 as of December 31, 2004 and 2003, respectively. The maximum commercial paper outstanding during 2004 and 2003 was $1,519 and $920, respectively. These borrowings carry a Standard & Poor’s rating of A1+ and a Moody’s rating of P1. The commercial paper and certain current maturities of notes payable totaling $852.5 are classified as long-term debt at December 31, 2004, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007.

Certain of the Company’s financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt. The ESOP notes guaranteed by the Company and certain credit facilities contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

The Company repurchases common shares in the open market and in private transactions to maintain its targeted capital structure and to fulfill the requirements of its compensation and benefit plans. In October 2004, the Board of Directors authorized the Company to purchase up to 20 million shares of the Company’s common stock through December 31, 2005 (the 2004 Program). Aggregate repurchases for 2004, including repurchases under the 2004 Program and other Board authorizations, were 12.4 million common shares for a total purchase price of $637.9. Aggregate repurchases for 2003 were 10.2 million common shares and .1 million shares of preferred stock for a total purchase price of $554.9. In 2002, 20.3 million shares were repurchased for a total purchase price of $1,105.2.

Dividend payments in 2004 were $536.2, up from $506.8 in 2003 and $413.4 in 2002. Common stock dividend payments increased to $.96 per share in 2004 from $.90 per share in 2003 and $.72 per share in 2002. The Series B Preference Stock dividend payments were increased to $7.68 per share in 2004 from $7.20 per share in 2003 and $5.76 per share in 2002. The Company recently increased the annualized common stock dividend to $1.16 per share and the annualized Series B Preference Stock dividend to $9.28 per share effective in the second quarter of 2005. Management currently intends to continue to pay dividends at increasing annual amounts per share from free cash flow.

The Company believes that internally generated cash flows are adequate to support business operations and capital expenditures. Free cash flow before dividends was $1,406.2, $1,465.6 and $1,267.5 in 2004, 2003 and 2002, respectively. The Company defines free cash flow before dividends as net cash provided by operations less capital expenditures. As management uses this measure to evaluate the Company’s ability to satisfy current and future obligations, repurchase stock, pay dividends and fund future business opportunities, the Company believes that it provides useful information to investors. Free cash flow before dividends is not a measure of cash available for discretionary expenditures since the Company has certain nondiscretionary obligations, such as debt service, that are not deducted from the measure. Free cash flow before dividends is not a GAAP measurement

(Dollars in Millions Except Per Share Amounts)

and may not be comparable with similarly titled measures reported by other companies. A reconciliation of net cash provided by operations to free cash flow before dividends follows:

	2004	2003	2002
Net cash provided by operations	$1,754.3	$1,767.7	$1,611.2
Less: Capital expenditures	(348.1)	(302.1)	(343.7)

Free cash flow before dividends	$1,406.2	$1,465.6	$1,267.5

In December 2004, the Company commenced the 2004 Restructuring Program, a four-year restructuring and business-building program, to enhance the Company’s global leadership position in its core businesses. It is anticipated that cash requirements for the restructuring program will be funded with operating cash flow. Accordingly, management expects that in 2005 the projected cash costs of $110-$125 associated with the program will have a negative impact on 2005 operating cash flow.

The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks and access to financial markets worldwide. Accordingly, the Company believes it has sufficient liquidity to meet its financing needs.

At December 31, 2004, the Company had access to unused domestic and foreign lines of credit of approximately $2,200 and also had $431.8 of medium-term notes available for issuance pursuant to an effective shelf registration statement. The Company’s domestic lines of credit include $1,300.0 in facilities expiring in May 2007 and facilities of $330.0 expiring in December 2005. These domestic lines are available for general corporate purposes and to support commercial paper issuance.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2004:

	Total	Payments Due by Period
		2005		2006	2007	2008	2009	Thereafter
Long-term debt including current portion	$3,496.0	$1,297.8	(1)	$278.3	$750.5	$134.2	$95.2	$940.0
Net cash interest payments on long-term debt(2)	1,142.1	116.5		103.1	102.1	54.5	50.3	715.6
Capitalized leases	44.8	6.0		6.6	6.6	6.7	7.0	11.9
Operating leases	452.0	94.5		79.5	69.6	59.8	56.4	92.2
Purchase obligations(3)	703.4	394.2		141.3	69.2	51.8	19.3	27.6

Total(4)	$5,838.3	$1,909.0		$608.8	$998.0	$307.0	$228.2	$1,787.3

(1)	Long-term debt due in 2005 includes $852.5 of commercial paper and certain current maturities of notes payable that have been classified as long-term debt as of December 31, 2004, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit that expire in 2007.
(2)	Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable-rate debt.
(3)	The Company has outstanding purchase obligations with suppliers at the end of 2004 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

(Dollars in Millions Except Per Share Amounts)

(4)	Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of their cash flows. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make any mandatory contributions to its qualified domestic pension plan until 2012. Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2005 is $99, including $55 of expected contributions to the Company’s postretirement plans.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is party to various superfund and other environmental matters in connection with prior acquisitions. Substantially all of these liabilities have been acknowledged in writing as being covered by the Company’s insurance carriers which are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. The Company is also contingently liable with respect to lawsuits, taxes and other matters arising in the ordinary course of business. While it is possible that the Company’s cash flows and results of operations in a particular period could be affected by the one-time impact of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, selective borrowings in local currencies and entering into certain derivative instrument transactions in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes.

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

(Dollars in Millions Except Per Share Amounts)

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

Value at Risk

The Company’s risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. Market exposures are evaluated using a value-at-risk (VAR) model and an earnings-at-risk (EAR) model that are intended to measure the maximum potential loss in interest rate and foreign exchange financial instruments, assuming adverse market conditions occur, given a 95% confidence level. Historical interest rates and foreign exchange rates are used to estimate the volatility and correlation of future rates.

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2004 and 2003. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the Company’s results of operations in 2004 and 2003. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment,” replacing SFAS No. 123 and superseding Accounting Principles Board (APB) Opinion No. 25. SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity compensation effective July 1, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective July 1, 2005, which is expected to result in increased compensation expense in future periods.

The American Jobs Creation Act of 2004 (the AJCA) was enacted on October 22, 2004. Among other provisions, the AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities, and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. The AJCA did not impact the Company’s 2004 Consolidated Financial Statements.

The FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2004, and this deduction combined with the phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in 2005.

(Dollars in Millions Except Per Share Amounts)

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-2), allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. Management is currently evaluating recent tax law changes under the AJCA that create a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. Currently, uncertainty remains as to how to interpret certain provisions under the AJCA. As such, the Company has not concluded its analysis to determine whether, and to what extent, it might repatriate foreign earnings. Based on the analysis to date, however, it is possible that the Company may repatriate approximately $500 under the provisions of the AJCA. While substantial uncertainty remains, the Company has presently estimated that the associated tax cost of this amount could range from $15 to $50. The Company expects to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying U.S. Treasury or Congressional guidance.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of recent accounting pronouncements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Company’s financial condition and results of operations and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options, shipping and handling costs, and inventories.

•	At December 31, 2004, two alternative methods for accounting for stock options were available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option term until exercise and future stock price volatility. If the fair value method were used, diluted earnings per share for 2004, 2003 and 2002 would have decreased approximately 3%. As noted above, effective July 1, 2005, SFAS 123R will require all companies issuing stock options to implement the fair value method and recognize compensation expense for stock options granted. (Refer to Note 2 to the Consolidated Financial Statements.)

•	Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent to sales would have decreased from 55.1% to 47.9% in 2004 with no impact on reported earnings.

•	The Company accounts for inventories using both the first-in, first-out (FIFO) method (80% of inventories) and the last-in, first-out (LIFO) method (20% of inventories). There would have been no impact on reported earnings for 2004, 2003 and 2002 had all inventories been accounted for under the FIFO method.

(Dollars in Millions Except Per Share Amounts)

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, asset impairment, tax valuation allowances, and legal and other contingencies.

•	In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for domestic plans was 5.75%, 6.25% and 6.75% as of December 31, 2004, 2003 and 2002, respectively. As required, the discount rate is based upon published year-end rates on high-quality bonds. The assumed long-term rate of return on plan assets for domestic plans was 8.0% as of December 31, 2004, 2003 and 2002. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. A 1% change in either the discount rate or the assumed rate on plan assets would impact Net income by approximately $8. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.0%, 4.25% and 4.25% as of December 31, 2004, 2003 and 2002, respectively.

•	The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. In 2004, the assumed rate of increase was 10.0% for 2005 and declining 1% per year until reaching the ultimate assumed rate of increase of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by approximately $3.2.

•	Asset impairment analysis performed for goodwill and intangible assets requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge related to these assets. Asset impairment analysis related to certain fixed assets in connection with the 2004 Restructuring Program requires management’s best estimate of net realizable value.

•	Tax valuation allowances are established to reduce tax assets such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income. A significant change to the Company’s valuation allowances would primarily impact equity and would not materially impact reported earnings.

•	Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the Company’s financial position, results of operations or ongoing cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

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

(Dollars in Millions Except Per Share Amounts)

Outlook

In 2004, Net sales grew 7.0% driven by strong volume growth of 5.5%, despite increased competition in several of the Company’s key markets. These gains were driven by increased advertising and promotional support in key categories and markets, in line with the Company’s strategy to invest in its higher margin businesses. At the same time, however, raw and packing material costs increased. The combined increase in these costs and the higher advertising and promotional spending more than offset savings generated during the year by the Company’s ongoing global cost-reduction programs. As a result, Operating profit for the year declined 2%, which included a $68.7 charge in connection with the four-year restructuring and business-building plan the Company began implementing in December 2004. The 2004 Restructuring Program is designed to enhance the Company’s global leadership position in its core businesses. As part of the 2004 Restructuring Program, the Company anticipates streamlining its global supply chain, reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets.

Looking forward into 2005, while the Company expects market conditions to remain highly competitive, it believes it is well positioned for continued growth. It anticipates continuing to prioritize its investments in key categories and markets in order to further strengthen its competitive position and build market share. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings initiatives, are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

However, as noted above, the Company operates in a highly competitive global marketplace that is experiencing increased trade concentration and industry consolidation. In addition, changes in economic conditions, movements in commodity prices and foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic and political uncertainty in some countries in Latin America and changes in the value of Latin American and European currencies may impact the overall results of these regions. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries. Over the long term, Colgate’s continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position the Company to take advantage of growth opportunities and to increase profitability and shareholder value.

Cautionary Statement on Forward-Looking Statements

In this report and from time to time, the Company may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the United States Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, and new product introductions among other matters. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in the Company’s forward-looking statements. The following are some of the factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements:

1.	Global Economic Conditions. The Company operates on a global basis, with approximately 70% of its net sales coming from operations outside the U.S. The Company is subject to the full range of economic risks, particularly those associated with international operations. These economic risks include recession, inflation, access to capital markets, movements in currency exchange rates and interest rates, return on pension assets, tax law changes, political and legal instability, the imposition of trade restrictions and similar factors beyond the control of the Company.

(Dollars in Millions Except Per Share Amounts)

2.	Competition. The Company faces vigorous competition from multinational consumer product companies throughout the world with the same or greater resources than the Company. Such competition is based on pricing of products, promotional activities, advertising, new product introductions, electronic commerce initiatives and other activities of competitors, the timing and scale of which cannot be foreseen by the Company. The Company’s ability to compete also depends on the strength of its brands, its ability to attract and retain key talent, and its ability to protect its patent, trademark and trade dress rights and to defend against related challenges brought by competitors.

3.	Retail Trade. The Company can be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, electronic data transmission requirements and other conditions. With the growing trend toward retail trade consolidation, especially in developed markets such as the U.S. and Europe, the Company is increasingly dependent on key retailers, and these retailers, including large-format retailers, have increasingly greater bargaining strength and are reducing their inventory levels. In addition, private label brands sold by retail trade chains are a source of competition for certain product lines of the Company.

4.	Products. The Company’s growth depends on the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the continued success of existing products. In addition, the Company’s ability to create new products and line extensions and to sustain existing products is affected by its ability to develop technological innovations, to receive and maintain necessary patent and trademark protection, to obtain governmental approvals and registrations of regulated products, to comply with FDA and other governmental regulations and to anticipate successfully consumer needs and preferences.

5.	Cost Pressures. The Company’s ability to manage its cost structure can be adversely affected by movements in commodity and other raw material prices such as those experienced during 2004, and by unanticipated delays or difficulties in achieving cost efficiencies in manufacturing and distribution. In addition, the Company’s move to global suppliers, to achieve cost reductions and simplify its business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time.

6.	2004 Restructuring Program. In December 2004, the Company commenced the 2004 Restructuring Program, a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses. This program presents significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations. There can be no assurance that the 2004 Restructuring Program will be completed in accordance with the planned timetable, that the actual charges incurred will not exceed the estimated charges or that the full extent of the expected savings will be realized.

7.	Manufacturing. As a company engaged in manufacturing on a global scale, the Company is subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in logistics, loss or impairment of key manufacturing sites, product quality, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which the Company has no control.

8.	Acquisitions. From time to time the Company makes strategic acquisitions, such as the June 2004 acquisition of GABA. Acquisitions have inherent risks, such as obtaining necessary regulatory approvals, retaining key personnel, integration of the acquired business, and achievement of planned synergies and projections.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” located on pages 16 and 17 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements” which is located on page 28 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and has expressed unqualified opinions in their report which appears on page 29.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 22, 2005, Lois D. Juliber, Vice Chairman of the Company, delivered written notice to the Company of her decision to retire effective April 1, 2005. As described most recently in the Company’s 2004 Proxy Statement (page 26), in 2002 the Company granted Ms. Juliber a pension enhancement expected to range from approximately $90,000 to $210,000 per year in accordance with various factors described therein. In connection with her retirement, the Company and Ms. Juliber agreed to fix the amount of this pension enhancement at $113,371 per year. See Exhibit 10-S for a copy of this agreement. Ms. Juliber’s full pension benefit including the enhancement will be $524,863 per year.

(Dollars in Millions Except Per Share Amounts)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item relating to directors and executive officers of the registrant which is set forth in the Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption “Executive Officers of the Registrant”.

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and also the Company’s Directors. The Code of Conduct is available on the Company’s Internet website at www.colgate.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly post such information on its Internet website or by other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

as of December 31, 2004

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	43,429(1)	$49(2)	1,581(3)
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	43,429	$49	1,581

(1)	Consists of 41,041 options outstanding and 2,388 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

(2)	Includes weighted average exercise price of stock options outstanding of $52 and restricted shares of $0.
(3)	Amount related to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1st of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions set forth in the Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2005 Annual Meeting is incorporated herein by reference.

(Dollars in Millions Except Per Share Amounts)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements” which is located on page 28 of this report.

(b)    Exhibits.

See the exhibit index which begins on page 65 of this report.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

By:	/S/ REUBEN MARK
Reuben Mark Chairman of the Board and Chief Executive Officer

Date: February 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/S/ REUBEN MARK	/S/ DENNIS J. HICKEY
Reuben Mark Chairman of the Board and Chief Executive Officer	Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/S/ STEPHEN C. PATRICK Stephen C. Patrick Chief Financial Officer	Jill K. Conway, Ronald E. Ferguson, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark, Elizabeth A. Monrad /S/ ANDREW D. HENDRY
Andrew D. Hendry as Attorney-in-Fact

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2004

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

Index to Financial Statements

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	29

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	31

Consolidated Balance Sheets as of December 31, 2004 and 2003	32

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2004, 2003 and 2002	33

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	34

Notes to Consolidated Financial Statements	35

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	60

Selected Financial Data

Market and Dividend Information	63

Historical Financial Summary	64

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Colgate-Palmolive Company:

We have completed an integrated audit of Colgate-Palmolive Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 23, 2005

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2004	2003	2002
Net sales	$10,584.2	$9,903.4	$9,294.3
Cost of sales	4,747.2	4,456.1	4,224.2

Gross profit	5,837.0	5,447.3	5,070.1
Selling, general and administrative expenses	3,624.6	3,296.3	3,034.0
Other (income) expense, net	90.3	(15.0)	23.0

Operating profit	2,122.1	2,166.0	2,013.1
Interest expense, net	119.7	124.1	142.8

Income before income taxes	2,002.4	2,041.9	1,870.3
Provision for income taxes	675.3	620.6	582.0

Net income	$1,327.1	$1,421.3	$1,288.3

Earnings per common share, basic	$2.45	$2.60	$2.33

Earnings per common share, diluted	$2.33	$2.46	$2.19

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2004	2003
Assets
Current Assets
Cash and cash equivalents	$319.6	$265.3
Receivables (less allowances of $47.2 and $43.6, respectively)	1,319.9	1,222.4
Inventories	845.5	718.3
Other current assets	254.9	290.5

Total current assets	2,739.9	2,496.5
Property, plant and equipment, net	2,647.7	2,542.2
Goodwill	1,891.7	1,299.4
Other intangible assets, net	832.4	597.6
Other assets	561.2	543.1

Total assets	$8,672.9	$7,478.8

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$134.3	$103.6
Current portion of long-term debt	451.3	314.4
Accounts payable	864.4	753.6
Accrued income taxes	153.1	183.8
Other accruals	1,127.6	1,090.0

Total current liabilities	2,730.7	2,445.4

Long-term debt	3,089.5	2,684.9
Deferred income taxes	509.6	456.0
Other liabilities	1,097.7	1,005.4

Shareholders’ Equity
Preference stock	274.0	292.9
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,093.8	1,126.2
Retained earnings	8,223.9	7,433.0
Accumulated other comprehensive income	(1,806.2)	(1,866.8)

	8,518.4	7,718.2
Unearned compensation	(307.6)	(331.2)
Treasury stock, at cost	(6,965.4)	(6,499.9)

Total shareholders’ equity	1,245.4	887.1

Total liabilities and shareholders’ equity	$8,672.9	$7,478.8

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Per Share Amounts)

	Common Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Compre- hensive Income	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, January 1, 2002	550,722,333	$732.9	$1,168.7	182,152,687	$5,203.5	$5,643.6	$(1,491.2)
Net income						1,288.3		$1,288.3
Other comprehensive income:
Cumulative translation adjustment							(327.1)	(327.1)
Other							(47.3)	(47.3)

Total comprehensive income								$913.9

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(21.5)
Preferred stock						(.4)
Common stock						(391.5)
Shares issued for stock options	2,310,247		7.0	(2,310,247)	(55.4)
Treasury stock acquired	(20,348,812)			20,348,812	1,105.2
Other	3,318,016		(41.8)	(3,318,016)	(101.0)

Balance, December 31, 2002	536,001,784	$732.9	$1,133.9	196,873,236	$6,152.3	$6,518.5	$(1,865.6)

Net income						1,421.3		$1,421.3
Other comprehensive income:
Cumulative translation adjustment							4.0	4.0
Other							(5.2)	(5.2)

Total comprehensive income								$1,420.1

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(25.5)
Preferred stock						(.2)
Common stock						(481.1)
Shares issued for stock options	4,928,861		(20.9)	(4,928,861)	(96.9)
Treasury stock acquired	(10,146,986)			10,250,146	554.9
Other	2,913,518		13.2	(3,038,518)	(110.4)

Balance, December 31, 2003	533,697,177	$732.9	$1,126.2	199,156,003	$6,499.9	$7,433.0	$(1,866.8)

Net income						1,327.1		$1,327.1
Other comprehensive income:
Cumulative translation adjustment							75.4	75.4
Other							(14.8)	(14.8)

Total comprehensive income								$1,387.7

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(25.9)
Common stock						(510.3)
Shares issued for stock options	2,142,895		2.1	(2,142,895)	(60.5)
Treasury stock acquired	(12,383,273)			12,383,273	637.9
Other	3,168,259		(34.5)	(3,168,259)	(111.9)

Balance, December 31, 2004	526,625,058	$732.9	$1,093.8	206,228,122	$6,965.4	$8,223.9	$(1,806.2)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2004	2003	2002
Operating Activities
Net Income	$1,327.1	$1,421.3	$1,288.3
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	38.3	53.8	—
Depreciation and amortization	327.8	315.5	296.5
Gain before tax on sale of non-core product lines and other investment activities	(26.7)	(107.2)	(5.2)
Deferred income taxes	57.7	(48.8)	35.3
Cash effects of changes in:
Receivables	(5.6)	(14.4)	(18.0)
Inventories	(76.1)	(3.1)	(2.4)
Accounts payable and other accruals	109.4	188.7	107.7
Other non-current assets and liabilities	2.4	(38.1)	(91.0)

Net cash provided by operations	1,754.3	1,767.7	1,611.2

Investing Activities
Capital expenditures	(348.1)	(302.1)	(343.7)
Payment for acquisitions, net of cash acquired	(800.7)	—	—
Sale of non-core product lines	37.0	127.6	—
Purchases of marketable securities and investments	(127.7)	(43.2)	(10.8)
Proceeds from sales of marketable securities and investments	147.3	85.1	.8
Other	1.8	15.0	(3.5)

Net cash used in investing activities	(1,090.4)	(117.6)	(357.2)

Financing Activities
Principal payment on debt	(753.9)	(804.0)	(763.5)
Proceeds from issuance of debt	1,246.5	229.2	964.5
Dividends paid	(536.2)	(506.8)	(413.4)
Purchases of treasury shares	(637.9)	(554.9)	(1,105.2)
Proceeds from exercise of stock options	70.4	79.3	57.6

Net cash used in financing activities	(611.1)	(1,557.2)	(1,260.0)

Effect of exchange rate changes on cash and cash equivalents	1.5	4.5	1.2

Net increase (decrease) in cash and cash equivalents	54.3	97.4	(4.8)
Cash and cash equivalents at beginning of year	265.3	167.9	172.7

Cash and cash equivalents at end of year	$319.6	$265.3	$167.9

Supplemental Cash Flow Information

Income taxes paid	$593.8	$498.1	$558.8
Interest paid	123.2	131.5	163.0
Principal payments on ESOP debt, guaranteed by the Company	29.8	23.5	17.8

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global and regional trademarks include Colgate, Palmolive, Kolynos, Sorriso, Elmex, Mennen, Protex, Softsoap, Irish Spring, Ajax, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet in addition to several other regional trademarks.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2004	2003	2002
Oral Care	35%	34%	34%
Home Care	28	29	29
Personal Care	23	24	24
Pet Nutrition	14	13	13

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2004 and 2003, equity method investments included in Other assets were $3.8 and $10.4, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, asset impairment, tax valuation allowances, and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

Revenue Recognition

Sales are recorded at the time products are shipped to trade customers and when risk of ownership transfers. Net sales reflect units shipped at selling list prices reduced by sales returns and the cost of current and continuing promotional programs. Current promotional programs, such as product listing allowances and co-operative advertising arrangements, are recorded in the period incurred. Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements with trade customers. The redemption cost of consumer coupons is based on historical redemption experience and is recorded when coupons are distributed. Volume-based incentives offered to trade customers are based on the estimated cost of the program and are recorded as products are sold.

Shipping and Handling Costs

Shipping and handling costs are classified as selling, general and administrative expenses and were $767.4, $700.8 and $647.8 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Goodwill and Other Intangibles

Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to annual impairment tests. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as trademarks, local brands and non-compete agreements, are amortized over their useful lives, ranging from 5 to 40 years.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be permanently reinvested.

Financial Instruments

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s derivative instruments that qualify for hedge accounting are primarily designated as either fair value hedges or cash flow hedges. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. For cash flow hedges, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings. Cash flows related to fair value hedges and cash flow hedges are classified in the same category as the cash flows from the hedged item in the Consolidated Statements of Cash Flows.

The Company may also enter into certain foreign currency and interest rate derivative instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period.

Stock-Based Compensation

Stock-based compensation plans, more fully described in Note 8, are accounted for under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The value of restricted stock awards, based on market prices, is amortized over the restriction period. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

	2004	2003	2002
Net income, as reported	$1,327.1	$1,421.3	$1,288.3
Less: pro forma stock option compensation expense, net of tax	42.3	44.2	39.5

Pro forma net income	$1,284.8	$1,377.1	$1,248.8

Earnings per share:
Basic—as reported	$2.45	$2.60	$2.33
Basic—pro forma	2.37	2.52	2.26
Diluted—as reported	2.33	2.46	2.19
Diluted—pro forma	2.26	2.38	2.12

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period. The weighted average estimated fair value of stock options granted in 2004, 2003 and 2002 was $12.48, $13.46 and $9.50, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions: option term until exercise ranging from 2 to 8 years, volatility ranging from 21% to 30%, risk-free interest rate ranging from 1.7% to 3.7% and an expected dividend yield of 2.0%. See Note 8 for a discussion of changes made to the Company’s stock option plans in 2003.

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

Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare Part D starting in 2006 as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS 106-2, under which the Company recognized the impact of the subsidy effective July 1, 2004. Based on current design, management believes that certain health care benefit plans covering a significant portion of the Company’s U.S. participants will qualify for the Medicare Part D subsidy, which will partially offset the Company’s cost of prescription drug benefits available under these plans. Accordingly, the Company has performed a remeasurement of its plan as of December 31, 2003 and reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $15 and decreased its unrecognized actuarial losses by the same amount. The effect on the Company’s 2004 benefit cost was not material.

The American Jobs Creation Act of 2004 (the AJCA) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

The FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1) on December 21, 2004. In accordance with FSP FAS 109-1, the Company will treat the deduction for qualified domestic manufacturing activities as a reduction of the income tax provision in future years as realized. The deduction for qualified domestic manufacturing activities did not impact the Company’s Consolidated Financial Statements in 2004, and this deduction combined with the phase-out of the export incentive is not expected to have a material impact on the Company’s effective tax rate in 2005.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allowing companies additional

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. See Note 11 for additional information regarding the Company’s evaluation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” replacing SFAS 123 and superseding APB Opinion No. 25. SFAS 123R requires public companies to recognize compensation expense for the cost of awards of equity instruments. This compensation cost will be measured as the fair value of the award on the grant date estimated using an option-pricing model. The Company is evaluating the various transition provisions under SFAS 123R and will adopt SFAS 123R effective July 1, 2005, which is expected to result in increased compensation expense in future periods.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets—an Amendment of APB No. 29” (SFAS 153). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” This standard is effective for nonmonetary asset exchanges occurring after July 1, 2005. The adoption of this standard is not expected to impact the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland, for cash of 1,051 million Swiss francs (US $844) plus a purchase price adjustment of 27.5 million Swiss francs (US $22), paid as a result of incremental cash held by GABA at the date of acquisition. The cost of GABA, net of cash acquired, was $729 plus acquisition costs. GABA is expected to help further build the Company’s world leadership in toothpaste, by strengthening its European consumer and professional Oral Care businesses and increasing the Company’s presence in the important pharmacy channel where GABA has a market-leading position.

The preliminary allocation of the cost of GABA to the assets acquired and liabilities assumed at the date of acquisition is reflected in the 2004 Consolidated Balance Sheet. However, this is subject to adjustment as the allocation of purchase price is not yet final, and the Company is completing its analysis of integration plans that

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

may result in additional purchase price allocation adjustments. The allocation based on estimated fair values is summarized in the table below.

Cash	$137.4
Property, plant and equipment	51.4
Goodwill	463.7
Intangible assets	217.0
Other assets	78.3

Total assets acquired	947.8

Liabilities assumed	(71.7)

Net assets acquired	$876.1

Of the $217.0 of acquired intangible assets, $172.0 was allocated to GABA’s brands with indefinite lives. The remaining acquired intangible assets of $45.0 have a weighted average useful life of 15 years.

The results of GABA’s operations have been included in the Company’s European segment in the Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for GABA prior to the date of acquisition would have resulted in pro forma sales approximately 1% and 2% higher than the Company’s reported sales for the years ended December 31, 2004 and 2003, respectively, and would not have had a material impact on reported earnings for these periods.

The aggregate purchase price for all other acquisitions in 2004 was approximately $60. The Company did not make any significant acquisitions in 2003 and 2002.

During 2004, the Company sold its detergent businesses in Ecuador and Peru resulting in a pretax gain of $26.7 included in Other (income) expense, net for the year ended December 31, 2004. The aggregate sale price of all 2003 divestitures was $127.6 related to the sale of European soap brands marketed in France, and the sale of various European detergent brands marketed primarily in France, Italy and Scandinavia, resulting in a pretax gain of $107.2 included in Other (income) expense, net for the year ended December 31, 2003. The Company did not have any significant divestitures in 2002.

4.    Restructuring Activities

2004 Restructuring Program

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses. As part of this program the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction, including the consolidation of mature market sales forces and purchasing and business support functions. The cost of implementing this program is estimated to result in cumulative charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax).

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company incurred $68.7 ($48.0 aftertax) of charges in connection with the initial phase of the 2004 Restructuring Program as detailed below:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Non-cash activity	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Restructuring accrual	$41.7	$—	$—	$.4	$42.1

Termination benefits are expected to be paid within 12 months of accrual. These termination benefits are calculated under long-standing benefit practices, local statutory requirements, and in certain cases, voluntary termination arrangements. Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Costs in the period relate to restructuring activities in Europe (51%), North America (25%), Latin America (9%), Asia/Africa (7%) and Corporate (8%) and are reflected in the Consolidated Statements of Income in Cost of sales ($3.4) and Other (income) expense, net ($65.3) in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

2003 Restructuring Activities

Starting in 2003 the Company realigned certain manufacturing operations and implemented workforce reduction programs primarily in Europe (60%), Latin America (30%) and Asia/Africa (10%) in line with the divestment of the European detergent brands and the Company’s focus on the regionalization of manufacturing facilities to streamline and strengthen its operations. The Company incurred costs of $2.8 and $59.3 in 2004 and 2003, respectively, and all charges and related payments were substantially complete at the end of 2004. Costs for these restructuring activities are reflected in the Consolidated Statements of Income in Other (income) expense, net primarily in the Corporate segment.

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2004 and 2003 by segment is as follows:

	2004	2003
North America	$276.9	$269.0
Latin America	502.0	480.5
Europe	936.5	413.2
Asia/Africa	161.3	121.7

Total Oral, Personal and Home Care	1,876.7	1,284.4
Total Pet Nutrition	15.0	15.0

	$1,891.7	$1,299.4

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other intangible assets as of December 31, 2004 and 2003 are comprised of the following:

	2004			2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$432.1	$(147.0)	$285.1	$371.3	$(134.4)	$236.9
Other finite life intangible assets	10.2	(8.4)	1.8	8.3	(5.1)	3.2
Indefinite life intangible assets	545.5	—	545.5	357.5	—	357.5

Total other intangible assets	$987.8	$(155.4)	$832.4	$737.1	$(139.5)	$597.6

The changes in the net carrying amounts of Goodwill and Other intangible assets during 2004 are due to acquisitions, primarily GABA (see Note 3), and the impact of foreign currency translation adjustments.

Amortization expense of the above trademarks and other finite life intangible assets was $14.3 for the year ended December 31, 2004. Annual estimated amortization expense for each of the next five years is expected to approximate $16.0.

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2004	2003
Notes	5.4%	2005–2078	$1,813.3	$1,972.9
Payable to banks	4.1	2005–2008	563.9	626.7
ESOP notes, guaranteed by the Company	8.7	2005–2009	274.1	303.9
Commercial paper	1.5	2005	844.7	46.1
Capitalized leases			44.8	49.7

			3,540.8	2,999.3
Less: current portion of long-term debt			451.3	314.4

			$3,089.5	$2,684.9

Commercial paper and certain current maturities of notes payable totaling $852.5 are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2004, excluding commercial paper and certain current maturities of notes payable reclassified, are as follows: 2005—$451.3; 2006—$284.9; 2007—$757.1; 2008—$140.9; 2009—$102.2 and $951.9 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

At December 31, 2004, the Company had unused credit facilities amounting to approximately $2,200 and also had $431.8 of medium-term notes available for issuance pursuant to an effective shelf registration statement. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, included in Notes and loans payable in the Consolidated Balance Sheets, as of December 31, 2004 and 2003, was 3.7% and 3.1%, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Certain of the Company’s financing arrangements require the maintenance of a minimum ratio of operating cash flow to debt. The ESOP notes guaranteed by the Company and certain credit facilities contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

7.    Fair Value of Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2004		2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$152.2	$4.8	$959.2	$36.6
Foreign currency contracts	1,468.4	(8.5)	1,430.7	(67.8)

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

The cumulative gains (losses) related to those foreign currency contracts and interest rate swap contracts designated as cash flow hedges of $(4.3) and $(.2), respectively, are expected to be recognized in earnings over the next 12 months, when the offsetting effects of the hedged item are also recorded in earnings.

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivables, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2004 and 2003. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2004 and 2003, was $3,522.7 and $2,999.8, respectively, and the related carrying value was $3,540.8 and $2,999.3, respectively.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

8.    Capital Stock and Stock Compensation Plans

Preferred Stock

Preferred Stock consists of 250,000 authorized shares without par value. During 2003, the Company redeemed and retired all outstanding shares of its $4.25 Preferred Stock at the stated redemption price of $100 per share.

Preference Stock

In 1988, the Company authorized the issuance of 50,000,000 shares of Series B Convertible Preference Stock (the Preference Stock), without par value. The Preference Stock is convertible into eight shares of common stock. As of December 31, 2004 and 2003, 4,215,246 and 4,506,520 shares of Preference Stock, respectively, were outstanding and issued to the Company’s Employee Stock Ownership Plan.

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

Stock Repurchases

In October 2004 the Company announced that the Board of Directors approved a new share repurchase program, under which the Company is authorized to purchase up to 20 million shares of the Company’s common stock through December 31, 2005. The Board also authorized at that time share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs. Stock purchases in 2004 were $637.9.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other executives of the Company and its major subsidiaries. A committee of independent members of the Board of Directors

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, generally between three and five years. During 2004 and 2003, 1,142,000 and 499,000 shares, respectively, were awarded to employees in accordance with the provisions of the plan. The Company recognized compensation expense for the plan of $38.4, $30.1 and $29.5 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, there were 2,387,908 restricted shares awarded but not vested.

Stock Option Plans

The Company’s Stock Option Plans (the Stock Option Plans) provide for the issuance of non-qualified stock options to officers and key employees that generally vest over three to five years. In September 2003, the Company reduced the contractual term of the grants from ten years to six years and eliminated the reload feature described below. As of December 31, 2004, 1,581,000 shares of common stock were available for future grants.

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

Stock option plan activity is summarized below:

	2004		2003		2002
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, January 1	40,348	$51	43,054	$46	40,933	$44
Granted	4,545	54	5,458	57	6,229	55
Exercised	(2,270)	34	(7,315)	29	(3,049)	32
Canceled or expired	(1,582)	57	(849)	57	(1,059)	56

Options outstanding, December 31	41,041	52	40,348	51	43,054	46

Options exercisable, December 31	29,702	$50	28,371	$49	30,555	$43

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2004:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Options Outstanding (in thousands)	Weighted Average Exercise Price	Options Exercisable (in thousands)	Weighted Average Exercise Price
$17.17–$19.42	1	415	$17	415	$17
$19.43–$32.37	2	1,744	26	1,744	26
$32.38–$45.32	3	3,685	37	3,600	37
$45.33–$51.80	5	4,165	48	3,661	48
$51.81–$58.27	5	28,639	55	18,135	56
$58.28–$64.75	3	2,393	60	2,147	60

	5	41,041	$52	29,702	$50

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The remaining balance of the long-term notes, which are guaranteed by the Company, are reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of the Preference Stock from the Company. The Preference Stock has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loan. As of December 31, 2004, 1,687,672 shares were allocated to participant accounts and 2,527,574 shares were available for future allocation.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $14.9 in 2004, $5.3 in 2003 and $7.0 in 2002. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $24.7 in 2004, $27.1 in 2003 and $29.0 in 2002. The Company paid dividends on the shares held by the ESOP of $34.4 in 2004, $34.5 in 2003 and $29.6 in 2002. Company contributions to the ESOP were $14.5 in 2004, $19.0 in 2003 and $15.9 in 2002.

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

	2004	2003	2004	2003
	United States		International
Asset Category
Equity securities	62%	60%	46%	49%
Debt securities	32	33	45	44
Real estate and other	6	7	9	7

Total	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% and 8% of plan assets at December 31, 2004 and 2003, respectively.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits and to offset its current service cost. Additionally, during 2004 the Company made a $5.1 contribution to fund the payment of future postretirement medical benefits, the maximum permitted under U.S. tax regulations. Postretirement benefits otherwise are not currently funded.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit retirement plans and postretirement benefit plans. Summarized information for the Company’s defined benefit retirement plans and postretirement plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2004	2003	2004	2003	2004	2003
	United States		International
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,232.4	$1,116.3	$518.3	$413.0	$238.2	$185.8
Service cost	43.8	39.4	18.0	13.7	(4.3)	(4.5)
Interest cost	75.7	74.5	31.5	25.7	22.7	19.8
Participants’ contributions	2.7	2.7	3.5	2.7	—	—
Acquisitions/plan amendments	—	—	69.8	1.3	—	—
Actuarial loss	93.0	87.7	20.5	31.3	90.5	47.8
Foreign exchange impact	—	—	49.9	62.1	3.2	3.9
Curtailments and settlements	—	—	(8.0)	—	—	—
Benefit payments	(79.3)	(88.2)	(27.7)	(31.5)	(17.4)	(14.6)

Benefit obligations at end of year	$1,368.3	$1,232.4	$675.8	$518.3	$332.9	$238.2

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,059.6	$905.7	$269.1	$217.0	$—	$—
Actual return on plan assets	102.6	146.8	22.6	24.6	.4	—
Company contributions	62.6	92.6	29.9	29.0	22.5	14.6
Participants’ contributions	2.7	2.7	3.5	2.7	—	—
Foreign exchange impact	—	—	24.8	27.3	—	—
Acquisitions/plan amendments	—	—	41.1	—	—	—
Settlements	—	—	(3.3)	—	—	—
Benefit payments	(79.3)	(88.2)	(27.7)	(31.5)	(17.4)	(14.6)

Fair value of plan assets at end of year	$1,148.2	$1,059.6	$360.0	$269.1	$5.5	$—

Funded Status
Funded status at end of year	$(220.1)	$(172.8)	$(315.9)	$(249.2)	$(327.4)	$(238.2)
Unrecognized net actuarial loss	430.6	381.2	148.6	124.5	148.4	62.2
Unrecognized transition/prior service costs	12.0	15.3	14.4	11.1	(2.3)	(3.2)

Net amount recognized	$222.5	$223.7	$(152.9)	$(113.6)	$(181.3)	$(179.2)

Amounts Recognized in Balance Sheet
Prepaid benefit cost	$368.9	$348.8	$23.5	$21.2	$—	$—
Accrued benefit liability	(199.7)	(164.3)	(267.6)	(204.8)	(181.3)	(179.2)
Accumulated other comprehensive income	53.3	39.2	91.2	70.0	—	—

Net amount recognized	$222.5	$223.7	$(152.9)	$(113.6)	$(181.3)	$(179.2)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.75%	6.25%	5.53%	6.03%	5.75%	6.25%
Long-term rate of compensation increase	4.00%	4.25%	3.63%	3.79%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2004 for the U.S. plans was 8.0%. Historical rates of return for the U.S. plans for the most recent 15-year period were 8.5%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 35% in fixed income securities (which are expected to earn approximately 6% in the long term), 61% equity securities (which are expected to earn approximately 10% in the long term) and 4% in real estate and other (which are expected to earn approximately 6% in the long term). Similar assessments were performed in determining rates of returns on international pension plan assets, to arrive at the Company’s current weighted average rate of return of 8.10%.

The U.S. pension benefits include funded qualified plans covering most domestic employees and certain unfunded non-qualified plans. As of December 31, 2004 and 2003, the U.S. qualified pension plans had benefit obligations of $1,131.6 and $1,032.2, and plan assets of $1,145.0 and $1,056.3, respectively.

	Pension Benefits						Other Retiree Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	United States			International
Components of Net Periodic Benefit Costs
Service cost	$43.8	$39.4	$34.5	$18.0	$13.7	$12.4	$8.7	$6.3	$5.0
Interest cost	75.7	74.5	72.6	31.5	25.7	22.6	22.7	19.8	17.5
Annual ESOP allocation	—	—	—	—	—	—	(13.0)	(10.8)	(9.0)
Expected return on plan assets	(83.4)	(73.2)	(82.5)	(21.3)	(17.3)	(16.9)	—	—	—
Amortization of transition/prior service costs	3.3	3.2	3.1	1.3	.2	(.1)	(1.0)	(1.0)	(1.0)
Amortization of actuarial loss (gain)	24.2	26.4	9.5	5.2	4.3	2.0	4.5	1.1	.2

Net periodic benefit cost	$63.6	$70.3	$37.2	$34.7	$26.6	$20.0	$21.9	$15.4	$12.7

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Discount rate	6.25%	6.75%	7.25%	6.03%	6.51%	6.69%	6.25%	6.75%	7.25%
Long-term rate of return on plan assets	8.00%	8.00%	9.00%	8.10%	8.48%	8.86%	—	—	—
Long-term rate of compensation increase	4.25%	4.25%	4.75%	3.79%	3.84%	3.96%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The accumulated benefit obligation for the U.S. pension plans was $1,274.3 and $1,151.5, respectively, as of December 31, 2004 and 2003. The accumulated benefit obligation for the International plans was $587.6 and $453.3, respectively, as of December 31, 2004 and 2003. Plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years ended December 31,
	2004	2003
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$941.9	$778.6
Fair value of plan assets	378.5	324.2

Accumulated benefit obligation	675.4	574.4
Fair value of plan assets	223.0	212.1

These amounts represent non-qualified domestic plans and plans at foreign locations that are primarily unfunded; as such, liabilities equal to the unfunded amounts have been recorded.

The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 10% for 2005, 9% for 2006, 8% for 2007, 7% for 2008, 6% for 2009 and 5% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $53.9 and increase the annual expense by approximately $4.9. The effect of a 1% decrease in the assumed medical cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $42.2 and decrease the annual expense by approximately $3.6.

Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2005 is $99, including $25 for other retiree benefit plans. These estimated cash requirements include $55 of projected contributions to the Company’s postretirement plans and $44 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

Expected Benefits Payments
Years ended December 31,	United States	International	Other Retiree Benefits
2005	$101.9	$30.4	$22.4
2006	101.2	30.9	23.3
2007	104.5	31.4	24.1
2008	101.7	32.9	24.8
2009	102.2	36.7	25.4
2010–2014	566.5	213.8	135.4

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

11.    Income Taxes

The provision for income taxes consists of the following for the three years ended December 31:

	2004	2003	2002
United States	$164.6	$209.2	$176.5
International	510.7	411.4	405.5

	$675.3	$620.6	$582.0

The components of income before income taxes are as follows for the three years ended December 31:

	2004	2003	2002
United States	$511.1	$602.0	$548.4
International	1,491.3	1,439.9	1,321.9

	$2,002.4	$2,041.9	$1,870.3

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is a follows:

Percentage of Income Before Tax	2004	2003	2002
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	.9	.6
Effect of overseas asset revaluations	—	(3.1)	—
Earnings taxed at other than United States statutory rate	(1.1)	(1.4)	(3.2)
Other, net	(1.2)	(1.0)	(1.3)

Effective tax rate	33.7%	30.4%	31.1%

In addition, net tax benefits of $27.1 in 2004, $34.3 in 2003 and $51.1 in 2002 recorded directly through equity include tax benefits related to certain employee benefit plans in all three years, as well as exchange losses on U.S. dollar-denominated investments in foreign subsidiaries in 2003 and 2002.

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being higher (lower) than the total provision for income taxes as follows:

	2004	2003	2002
Intangible assets	$(46.9)	$22.1	$4.3
Restructuring activities	(13.4)	20.3	—
Property, plant and equipment	(8.5)	(13.4)	(1.0)
Pension and other postretirement benefits	4.8	(24.5)	(19.6)
Other, net	3.7	56.8	(34.2)

	$(60.3)	$61.3	$(50.5)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2004	2003
Deferred Taxes—Current:
Accrued liabilities	$71.7	$76.7
Other, net	49.9	59.7

Total deferred taxes, current	121.6	136.4

Deferred Taxes—Long-term:
Intangible assets	(278.0)	(231.1)
Property, plant and equipment	(288.9)	(280.4)
Tax loss and tax credit carryforwards	178.6	166.2
Other, net	(2.5)	.9
Valuation allowance	(118.8)	(111.6)

Total deferred taxes, long-term	(509.6)	(456.0)

Net deferred taxes	$(388.0)	$(319.6)

The major component of the 2004 and 2003 valuation allowance relates to tax benefits in certain jurisdictions arising from net operating losses not expected to be realized.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $1,600 of undistributed earnings of foreign subsidiaries at December 31, 2004. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

Management is currently evaluating recent tax law changes under the AJCA that create a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. Currently, uncertainty remains as to how to interpret certain provisions under the AJCA. As such, the Company has not concluded its analysis to determine whether, and to what extent, it might repatriate foreign earnings. Based on the analysis to date, however, it is possible that the Company may repatriate approximately $500 under the provisions of the AJCA. While substantial uncertainty remains, the Company has presently estimated that the associated tax cost of this amount could range from $15 to $50. The Company expects to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying U.S. Treasury or Congressional guidance.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2004			For the Year Ended 2003			For the Year Ended 2002
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,327.1			$1,421.3			$1,288.3
Preferred dividends	(25.9)			(25.7)			(21.9)

Basic EPS	1,301.2	530.9	$2.45	1,395.6	537.2	$2.60	1,266.4	542.7	$2.33

Stock options and restricted stock		3.9			4.9			7.3
Convertible preference stock	25.9	34.5		25.5	36.7		21.5	39.1

Diluted EPS	$1,327.1	569.3	$2.33	$1,421.1	578.8	$2.46	$1,287.9	589.1	$2.19

In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $94.5 in 2005, $79.5 in 2006, $69.6 in 2007, $59.8 in 2008, $56.4 in 2009 and $92.2 thereafter. Rental expense amounted to $124.5 in 2004, $113.1 in 2003 and $97.8 in 2002. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling $703.4 through 2009.

The Company is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 1998 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. For these periods, the tax in connection with the challenged deductions is $44. The Company is pursuing an administrative appeal before the IRS with respect to this issue. Should the Company be unsuccessful in this appeal, estimated incremental taxes related to the potential disallowances for subsequent periods could be as much as an additional $75. The Company believes that its tax position complies with the applicable tax law and intends to defend its position vigorously. It is the opinion of management that the ultimate disposition of this and other tax matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

The Company is party to various superfund and other environmental matters in connection with prior acquisitions and has been named as a potentially responsible party for the cleanup, restoration and post-closure monitoring of several sites. The Company has been apportioned a share of the liabilities associated with the cleanup activities, and substantially all of these liabilities have been acknowledged in writing as being covered by the Company’s insurance carriers which are presently making all their required payments directly to the cleanup efforts and are expected to do so in the future. Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. While it is possible that the nonperformance of other potentially responsible parties or the resolution of other contingencies arising out of the normal course of business could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $100. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. If the fine is affirmed, interest and penalties will also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal (at the Council level or if necessary in Brazilian federal court) or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, and the related potential for assessments in subsequent years approximate $70. The Company is either disputing the disallowances before the Brazilian internal revenue authority, or, in the case of those made earlier in time, is appealing to the First Board of Taxpayers. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal before the First Board of Taxpayers or if necessary in Brazilian federal court. The Company intends to challenge these assessments vigorously.

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, a review which the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

14.    Segment Information

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. The operations of the Oral, Personal and Home Care segment are managed geographically in four reportable operating segments: North America, Latin America, Europe and Asia/Africa. Management evaluates segment performance based on several factors, including operating profit. The Company uses operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Corporate operations include restructuring and related costs, research and development costs, unallocated overhead costs, and gains and losses on sales of non-core brands and assets. Corporate assets primarily include benefit plan assets. Segment information regarding Net sales, Operating profit, Capital expenditures, Depreciation and amortization, and Identifiable assets is detailed below:

Net Sales	2004	2003	2002
Oral, Personal and Home Care
North America(1)	$2,378.7	$2,356.2	$2,374.1
Latin America	2,266.0	2,179.5	2,206.8
Europe	2,621.3	2,304.1	1,984.3
Asia/Africa	1,885.1	1,747.5	1,542.0

Total Oral, Personal and Home Care	9,151.1	8,587.3	8,107.2
Total Pet Nutrition(2)	1,433.1	1,316.1	1,187.1

Total Net Sales	$10,584.2	$9,903.4	$9,294.3

(1)       Net sales in the U.S. for Oral, Personal and Home Care were $2,000.3, $1,986.9 and $2,030.4 in 2004, 2003 and 2002, respectively.

(2)      Net sales in the U.S. for Pet Nutrition were $781.0, $752.8 and $714.5 in 2004, 2003 and 2002, respectively.

Operating Profit	2004	2003	2002
Oral, Personal and Home Care
North America	$530.1	$547.4	$578.7
Latin America	627.7	613.3	647.4
Europe	539.0	488.2	409.0
Asia/Africa	310.1	280.7	232.6

Total Oral, Personal and Home Care	2,006.9	1,929.6	1,867.7
Total Pet Nutrition	389.7	371.0	318.3
Total Corporate	(274.5)	(134.6)	(172.9)

Total Operating Profit	$2,122.1	$2,166.0	$2,013.1

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Capital Expenditures	2004	2003	2002
Oral, Personal and Home Care
North America	$55.4	$48.3	$65.0
Latin America	75.4	72.9	106.4
Europe	71.2	47.4	37.7
Asia/Africa	79.9	58.1	54.6

Total Oral, Personal and Home Care	281.9	226.7	263.7
Total Pet Nutrition	30.4	38.3	39.4
Total Corporate	35.8	37.1	40.6

Total Capital Expenditures	$348.1	$302.1	$343.7

Depreciation and Amortization	2004	2003	2002
Oral, Personal and Home Care
North America	$74.9	$83.3	$82.1
Latin America	58.8	55.6	53.8
Europe	76.5	65.7	57.3
Asia/Africa	54.0	49.7	46.3

Total Oral, Personal and Home Care	264.2	254.3	239.5
Total Pet Nutrition	31.1	31.9	28.7
Total Corporate	32.5	29.3	28.3

Total Depreciation and Amortization	$327.8	$315.5	$296.5

Identifiable Assets	2004	2003	2002
Oral, Personal and Home Care
North America	$2,001.4	$2,081.8	$2,064.3
Latin America	1,825.1	1,757.2	1,661.4
Europe	2,544.4	1,542.2	1,371.9
Asia/Africa	1,329.8	1,123.9	1,005.3

Total Oral, Personal and Home Care	7,700.7	6,505.1	6,102.9
Total Pet Nutrition	614.0	587.2	552.5
Total Corporate	358.2	386.5	431.8

Total Identifiable Assets(1)	$8,672.9	$7,478.8	$7,087.2

(1)	Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles, represented approximately one-third of total long-lived assets of $5,808.0, $4,826.7 and $4,677.2 in 2004, 2003 and 2002, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

15.    Supplemental Income Statement Information

Other (Income) Expense, Net	2004	2003	2002
Minority interest	$47.9	$45.2	$41.3
Amortization of intangible assets	14.3	12.3	12.5
Equity losses (income)	(8.5)	(.3)	.6
Gains on sales of non-core product lines, net	(26.7)	(107.2)	—
2004 Restructuring Program	65.3	—	—
2003 restructuring activities	2.8	59.3	—
Other, net	(4.8)	(24.3)	(31.4)

	$90.3	$(15.0)	$23.0

Interest Expense, Net	2004	2003	2002
Interest incurred	$126.0	$132.1	$158.2
Interest capitalized	(2.3)	(4.0)	(7.4)
Interest income	(4.0)	(4.0)	(8.0)

	$119.7	$124.1	$142.8

Research and development	$229.2	$204.8	$196.6
Advertising	$1,063.0	$965.6	$897.9

16.    Supplemental Balance Sheet Information

Inventories	2004	2003
Raw materials and supplies	$212.4	$182.3
Work-in-process	37.3	30.4
Finished goods	595.8	505.6

	$845.5	$718.3

Inventories valued under LIFO amounted to $176.5 and $153.0 at December 31, 2004 and 2003, respectively. The excess of current cost over LIFO cost at the end of each year was $26.3 and $25.8, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2004, 2003 and 2002.

Property, Plant and Equipment, Net	2004	2003
Land	$149.9	$142.2
Buildings	919.9	853.0
Manufacturing machinery and equipment	3,599.8	3,363.9
Other equipment	782.0	710.1

	5,451.6	5,069.2
Accumulated depreciation	(2,803.9)	(2,527.0)

	$2,647.7	$2,542.2

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other Accruals	2004	2003
Accrued advertising	$342.6	$344.7
Accrued payroll and employee benefits	319.0	283.7
Accrued taxes other than income taxes	92.3	73.7
Restructuring accrual	42.1	32.7
Accrued interest	22.4	19.7
Other	309.2	335.5

	$1,127.6	$1,090.0

Other Liabilities	2004	2003
Minority interest	$216.0	$214.4
Pension and other benefits	648.6	548.3
Other	233.1	242.7

	$1,097.7	$1,005.4

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, minimum pension liability adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges, and unrealized gains and losses from available-for-sale securities. As of December 31, 2004 and 2003, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments.

The 2004 cumulative translation adjustment reflects stronger currencies in Brazil and South Africa, the devaluation of the Venezuelan bolivar and the impact of the strengthening euro, related primarily to euro-denominated long-term debt. The 2003 cumulative translation adjustment resulted largely from the impact of the strengthening euro, related primarily to euro-denominated long-term debt, offset by stronger currencies in Brazil and Argentina.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$2,513.5	$2,571.7	$2,695.7	$2,803.3
Gross profit	1,399.6	1,423.6	1,476.7	1,537.1
Net income	338.5	373.9	329.0	285.7	(1)
Earnings per common share:
Basic	.62	.69	.61	.53
Diluted	.59	.66	.58	.50	(1)

2003
Net sales	$2,348.4	$2,458.6	$2,523.8	$2,572.6
Gross profit	1,298.2	1,352.8	1,387.3	1,409.0
Net income	324.0	359.8	365.4	372.1	(2)
Earnings per common share:
Basic	.59	.66	.67	.68
Diluted	.56	.62	.63	.65	(2)

(1)	Net income and diluted earnings per share for the fourth quarter of 2004 include an aftertax charge of $48.0 and $.09, respectively, related to the initial phase of the 2004 Restructuring Program (see Note 4).
(2)	Net income and diluted earnings per share for the fourth quarter of 2003 includes a net aftertax benefit of $22.4 and $.04, respectively, resulting from the gain on the sale of certain European detergent brands, offset by restructuring and other one-time charges.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$43.6	$8.3	$.9		$5.6	(1)	$47.2

Valuation allowance for deferred tax assets	$111.6	$—	$9.3	(2)	$2.1	(3)	$118.8

(1)	Uncollectible accounts written off.
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

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

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$45.6	$8.4	$—		$8.1	(1)	$45.9

Valuation allowance for deferred tax assets	$84.4	$—	$24.0	(2)	$7.1	(3)	$101.3

(1)	Uncollectible accounts written off and cash discounts allowed.
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the Company’s regular common stock dividend payments have increased for 42 consecutive years.

Market Price of Common Stock

	2004		2003
Quarter Ended	High	Low	High	Low
March 31	$56.55	$49.62	$55.75	$49.10
June 30	58.92	53.56	60.88	54.52
September 30	58.73	45.15	58.31	53.35
December 31	51.26	43.06	58.62	49.13
Closing Price	$51.16		$50.05

Dividends Paid Per Common Share

Quarter Ended	2004	2003
March 31	$.24	$.18
June 30.24		.24
September 30.24		.24
December 31.24		.24

Total	$.96	$.90

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

(Dollars in Millions Except Per Share Amounts)

	2004		2003	2002	2001	2000	1999	1998	1997	1996	1995
Continuing Operations
Net sales(2)	$10,584.2		$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8	$8,786.8	$8,493.1	$8,201.5
Results of operations:
Net income	1,327.1	(3)	1,421.3	1,288.3	1,146.6	1,063.8	937.3	848.6	740.4	635.0	172.0	(4)
Per share, basic	2.45	(3)	2.60	2.33	2.02	1.81	1.57	1.40	1.22	1.05	.26	(4)
Per share, diluted	2.33	(3)	2.46	2.19	1.89	1.70	1.47	1.30	1.13	.98	.25	(4)
Depreciation and amortization expense	327.8		315.5	296.5	336.2	337.8	340.2	330.3	319.9	316.3	300.3

Financial Position
Current ratio	1.0		1.0	1.0	1.0	1.0	1.0	1.1	1.1	1.2	1.3
Property, plant and equipment, net	2,647.7		2,542.2	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2	2,441.0	2,428.9	2,155.2
Capital expenditures	348.1		302.1	343.7	340.2	366.6	372.8	389.6	478.5	459.0	431.8
Total assets	8,672.9		7,478.8	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2	7,538.7	7,901.5	7,642.3
Long-term debt	3,089.5		2,684.9	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6	2,340.3	2,786.8	2,992.0
Shareholders’ equity	1,245.4		887.1	350.3	846.4	1,468.1	1,833.7	2,085.6	2,178.6	2,034.1	1,679.8

Share and Other
Book value per common share	2.43		1.71	.69	1.54	2.57	3.14	3.53	3.65	3.42	2.84
Cash dividends declared and paid per common share	.96		.90	.72	.675	.63	.59	.55	.53	.47	.44
Closing price	51.16		50.05	52.43	57.75	64.55	65.00	46.44	36.75	23.06	17.56
Number of common shares outstanding (in millions)	526.6		533.7	536.0	550.7	566.7	578.9	585.4	590.8	588.6	583.4
Number of common shareholders of record	36,500		37,700	38,800	40,900	42,300	44,600	45,800	46,800	45,500	46,600
Average number of employees	36,000		36,600	37,700	38,500	38,300	37,200	38,300	37,800	37,900	38,400

(1)	All share and per share amounts have been restated to reflect the 1999 and 1997 two-for-one stock splits.
(2)	Net sales amounts for 2001 and prior have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.
(3)	Net income and earnings per share in 2004 include a provision for the 2004 Restructuring Program of $48.0 aftertax.
(4)	Net income and earnings per share in 1995 include a net provision for restructured operations of $369.2 aftertax.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2004

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File no. 1-644.)

3-B		By-laws. (Registrant hereby incorporates by reference Exhibit 3-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-644.)

4-A	a)	Rights Agreement dated as of October 23, 1998 between the registrant and First Chicago Trust Company of New York. (Registrant hereby incorporates by reference Exhibit 1 to its Current Report on Form 8-K dated October 23, 1998, File No. 1-644-2.)

	b)	Amendment, dated as of March 14, 2002, to the Rights Agreement between Equiserve (as successor to First Chicago Trust Company of New York) and Colgate-Palmolive Company, dated October 23, 1998. (Registrant hereby incorporates by reference Exhibit 4-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-644.)

4-B	a)	Indenture, dated as of November 15, 1992, between the Company and the Bank of New York as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)*

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-2.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix D to its 2004 Notice of Meeting and Proxy Statement.)

	b)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-B	a)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan. (Registrant hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

	b)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

Exhibit No.	Description

10-D	Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644-2.)

10-E	Colgate-Palmolive Company Stock Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-E to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-F	Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-G	Colgate-Palmolive Company Above and Beyond Plan—Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644-2.)

10-H	Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporated by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-I	Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K (b) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-J	Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-K	U.S. $1,250,000,000 Five Year Credit Agreement dated as of May 10, 2002. (Registrant hereby incorporates by reference Exhibit 10-N to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-644.)

10-L	Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-M	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

10-N	Description of the Colgate-Palmolive Company Supplemental Savings & Investment Plan. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-O	Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

Exhibit No.	Description

10-P	Share Purchase Agreement by and among Colgate-Palmolive Company, as purchaser, and the Sellers party thereto regarding GABA Holding AG, dated December 18. 2003. (Registrant hereby incorporates by reference Exhibit 99.1 to its Current Report on Form 8-K dated June 16, 2004, File No. 1-644.)

10-Q	Form of Stock Incentive Agreement used in connection with grants to employees under the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-O to its Current Report on Form 8-K dated September 8, 2004, File No. 1-644.)

10-R	Form of Restricted Stock Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999.

10-S	Agreement between Colgate-Palmolive Company and Lois D. Juliber, Vice Chairman, dated February 22, 2005.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney.

31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499