Form 10-Q
period 2005-03-31
COLGATE PALMOLIVE CO
filed 2005-04-29
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	523,178,262	March 31, 2005

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$2,743.0	$2,513.5
Cost of sales	1,239.4	1,113.9

Gross profit	1,503.6	1,399.6
Selling, general and administrative expenses	944.4	844.3
Other (income) expense, net	66.6	24.0

Operating profit	492.6	531.3
Interest expense, net	31.6	28.3

Income before income taxes	461.0	503.0
Provision for income taxes	160.9	164.5

Net income	$300.1	$338.5

Earnings per common share, basic	$.56	$.62

Earnings per common share, diluted	$.53	$.59

Dividends declared per common share*	$.53	$.48

*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$413.9	$319.6
Receivables (net of allowances of $45.0 and $47.2, respectively)	1,316.2	1,319.9
Inventories	906.7	845.5
Other current assets	307.4	254.9

Total current assets	2,944.2	2,739.9
Property, plant and equipment:
Cost	5,327.6	5,451.6
Less: Accumulated depreciation	(2,773.8)	(2,803.9)

	2,553.8	2,647.7
Goodwill, net	1,858.2	1,891.7
Other intangible assets, net	816.4	832.4
Other assets	518.9	561.2

Total assets	$8,691.5	$8,672.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$114.4	$134.3
Current portion of long-term debt	672.5	451.3
Accounts payable	816.7	864.4
Accrued income taxes	241.7	153.1
Other accruals	1,245.5	1,127.6

Total current liabilities	3,090.8	2,730.7
Long-term debt	2,969.9	3,089.5
Deferred income taxes	510.1	509.6
Other liabilities	1,105.7	1,097.7

Shareholders’ equity
Preference stock	266.7	274.0
Common stock	732.9	732.9
Additional paid-in capital	1,069.2	1,093.8
Retained earnings	8,244.2	8,223.9
Accumulated other comprehensive income	(1,829.1)	(1,806.2)

	8,483.9	8,518.4
Unearned compensation	(298.9)	(307.6)
Treasury stock, at cost	(7,170.0)	(6,965.4)

Total shareholders’ equity	1,015.0	1,245.4

Total liabilities and shareholders’ equity	$8,691.5	$8,672.9

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$300.1	$338.5
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	43.1	(6.2)
Depreciation and amortization	83.2	79.9
Deferred income taxes	1.8	8.0
Cash effects of changes in:
Receivables	(19.8)	12.0
Inventories	(72.9)	(73.8)
Accounts payable and other accruals	45.8	(26.6)
Other non-current assets and liabilities	43.7	39.5

Net cash provided by operations	425.0	371.3

Investing Activities:
Capital expenditures	(60.5)	(43.3)
Other	(2.4)	9.3

Net cash used in investing activities	(62.9)	(34.0)

Financing Activities:
Principal payments on debt	(613.3)	(179.2)
Proceeds from issuance of debt	757.3	181.7
Dividends paid	(127.5)	(129.4)
Purchases of treasury shares	(282.7)	(220.3)
Proceeds from exercise of stock options	10.8	21.3

Net cash used in financing activities	(255.4)	(325.9)
Effect of exchange rate changes on cash and cash equivalents	(12.4)	(5.2)

Net increase in cash and cash equivalents	94.3	6.2
Cash and cash equivalents at beginning of period	319.6	265.3

Cash and cash equivalents at end of period	$413.9	$271.5

Supplemental Cash Flow Information:
Income taxes paid	$65.9	$154.6

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

1.	The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for the interim periods may not be representative of results to be expected for a full year.

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$218.0	$212.4
Work-in-process	39.0	37.3
Finished goods	649.7	595.8

	$906.7	$845.5

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2005 and 2004 was $277.2 and $337.1, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income, as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	March 31, 2005			March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$300.1			$338.5
Preferred dividends	(7.0)			(6.6)

Basic EPS	293.1	524.8	$.56	331.9	532.9	$.62

Stock options and restricted stock		3.8			4.2
Convertible preference stock	7.0	33.1		6.6	35.4

Diluted EPS	$300.1	561.7	$.53	$338.5	572.5	$.59

6.	Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$300.1	$338.5
Deduct: pro forma stock option compensation expense, net of tax	10.0	10.8

Pro forma net income	$290.1	$327.7

Earnings per share:
Basic – as reported	$.56	$.62
Basic – pro forma	.54	.60

Diluted – as reported	.53	.59
Diluted – pro forma	.52	.57

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period.

The Company is currently evaluating the impact of SFAS 123R, “Share-Based Payment.” In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of SFAS 123R, whereby the Company will now be required to adopt this Standard no later than January 1, 2006.

7.	Acquisitions

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland, for 1,078.5 million Swiss francs (US $866) plus acquisition costs. The preliminary allocation of the purchase price of GABA to the assets acquired and liabilities assumed at the date of acquisition is reflected in the Condensed Consolidated Balance Sheets. However, this is subject to adjustment as the allocation of purchase price is not yet final, and the Company is completing its analysis of integration plans that may result in additional purchase price allocation adjustments. The Company expects to finalize the allocation of the purchase price within one year of the acquisition.

8.	Restructuring Activities

In December 2004, the Company commenced a four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses. As part of this program the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction.

As detailed below, the Company incurred $49.7 ($44.6 aftertax) of charges in connection with restructuring activity in the first quarter of 2005. The most significant project approved and implemented during the quarter relates to exiting manufacturing activities in Portugal and entering into a supply agreement with a local contract manufacturer.

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2004	$41.7	$—	$—	$.4	$42.1
Charges	5.2	13.7	27.9	2.9	49.7
Cash payments	(4.0)	—	—	(2.6)	(6.6)
Non-cash activity	—	(13.7)	(27.9)	.6	(41.0)
Foreign exchange	(1.7)	—	—	—	(1.7)

Restructuring accrual at March 31, 2005	$41.2	$—	$—	$1.3	$42.5

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Costs in the period relate to restructuring activities in Europe (82%), North America (6%), Latin America (3%), Asia/Africa (8%) and Corporate (1%) and are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($10.7) and Other (income) expense, net ($39.0) in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

Termination benefits are expected to be paid within 12 months of accrual. These termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

Through March 31, 2005 the Company incurred total accumulated charges of $118.4 ($92.6 aftertax) in connection with the 2004 Restructuring Program.

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 are as follows:

	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Service cost	$14.2	$11.3	$6.0	$4.0	$3.0	$2.0
Interest cost	22.7	19.2	9.2	5.8	6.5	5.4
Annual ESOP allocation	—	—	—	—	(3.6)	(2.9)
Expected return on plan assets	(27.7)	(21.2)	(6.7)	(4.0)	(.2)	—
Amortization of transition/prior service costs	1.0	.8	.3	.1	(.2)	(.2)
Amortization of actuarial loss	7.4	6.2	1.7	.9	1.9	.7

Net periodic benefit cost	$17.6	$16.3	$10.5	$6.8	$7.4	$5.0

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

10.	Contingencies

The Company is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 1998 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. For these periods, the tax in connection with the challenged deductions is $44. Estimated incremental taxes related to the potential disallowances for subsequent periods could be as much as an additional $75. While the Company believes that its tax position complies with applicable tax law and intends to defend its position, potential settlement discussions are underway as part of an administrative appeal process with the IRS with respect to this issue for 1996 through 1998. It is the opinion of management that the ultimate disposition of this and other tax matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

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

	Three Months Ended March 31,
	2005	2004
Net Sales
Oral, Personal and Home Care
North America	$609.7	$568.5
Latin America	588.5	533.5
Europe	687.4	607.0
Asia/Africa	498.0	468.2

Total Oral, Personal and Home Care	2,383.6	2,177.2
Total Pet Nutrition	359.4	336.3

Total Net Sales	$2,743.0	$2,513.5

Operating Profit
Oral, Personal and Home Care
North America	$136.8	$135.4
Latin America	163.1	158.3
Europe	135.3	129.7
Asia/Africa	81.9	84.1

Total Oral, Personal and Home Care	517.1	507.5
Total Pet Nutrition	98.2	95.4
Total Corporate	(122.7)	(71.6)

Total Operating Profit	$492.6	$531.3

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share (with and without charges related to the 2004 Restructuring Program); and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction. The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). Savings are projected to be in the range of $325-$400 ($250-$300 aftertax) annually by 2008. First quarter 2005 restructuring projects have been implemented as planned and the associated savings are expected to begin later in 2005.

In the first quarter of 2005, Net sales grew 9.0% driven by strong volume growth of 7.0%. These gains were driven by increased advertising and promotional support in key categories and markets. The Company also continues to be impacted by higher energy costs and increases in raw and packing material costs. The combined increase in these costs and the higher advertising and promotional spending more than offset savings generated during the quarter by the Company’s ongoing global cost-reduction programs. Operating profit for the quarter declined 7%, which included a $49.7 charge in connection with the 2004 Restructuring Program. Given the continued competitive marketplace and high raw material and energy costs, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2004 Restructuring Program along with the Company’s other ongoing cost-savings initiatives are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

Results of Operations

Worldwide sales were $2,743.0 in the first quarter of 2005. Sales increased 9.0% driven by unit volume gains of 7.0% and a positive foreign exchange of 2.5%, partially offset by a decrease in net selling prices of 0.5%. As noted above, this level of volume growth was supported by increased promotional spending, which reduced net selling prices, and higher levels of advertising. GABA contributed 2.5% to worldwide sales and volume growth. Excluding the divestment of certain detergent businesses, sales increased 9.5% on volume growth of 7.5%.

First quarter sales in the Oral, Personal and Home Care segment were $2,383.6, up 9.5% from 2004 on volume growth of 7.5% and a 3.0% positive impact of foreign exchange, partially offset by a decrease in net selling prices of 1.0%. Excluding the divestment of certain detergent businesses, sales increased 10.0% on volume growth of 8.0%.

Colgate-North America sales increased 7.0% in the first quarter of 2005 to $609.7 on 7.5% volume growth and a 0.5% positive impact of foreign exchange, partially offset by a decrease in net selling prices of 1.0%. New products generating strong volume and market share growth across categories included Colgate 360° manual toothbrush, Colgate Max Fresh Cinnamint and Colgate Sparkling White Vanilla Mint toothpastes, Palmolive Oxy Plus Citrus Purity dishwashing liquid and Irish Spring Micro Clean bar soap. North American operating profit increased 1% from the first quarter of 2004 to $136.8 as volume growth was largely offset by increased commercial investment and higher raw material costs.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-Latin America sales increased 10.5% in the first quarter of 2005 to $588.5 as a result of 7.5% volume growth, a 1.5% positive impact of foreign exchange and 1.5% higher pricing. Sales, excluding the divested detergent businesses, increased 11.5% on volume gains of 8.5%. Every country in the region contributed to the strong volume gains including Brazil, Colombia, Venezuela, Mexico and Central America. New products contributing to growth in the region include Colgate Total Advanced Fresh, Colgate Herbal Whitening and Colgate Sensitive toothpastes, Colgate Whitening manual toothbrush, Palmolive Citrus and Cream and Protex Oats bar soaps, Palmolive Hydra Natura hand and body lotion, and Lady Speed Stick Aloe multiform deodorants. Operating profit in Latin America increased 3% to $163.1 compared to the first quarter of 2004 as a result of volume growth, partially offset by increased commercial investments and higher raw material costs.

Colgate-Europe sales increased 13.0% to $687.4 on volume gains of 9.0% and a 6.0% positive impact of the stronger euro and other European currencies, offset by a 2.0% reduction in net selling prices. Sales, excluding the divested detergent business, increased 13.5% on volume gains of 9.5%. The GABA business added 11.0% to both sales and volume growth for the region. Positive volume gains were achieved in the United Kingdom, Spain, Greece, Switzerland, Ireland, Russia, Ukraine, Adria, Romania, Baltic States and Czech Republic. Germany, France and Italy experienced a decline in volume during the quarter reflecting challenging economic and retail environments in these countries. Successful new products driving this strong growth include Colgate Oxygen and Colgate Sensitive toothpastes and Colgate 360° manual toothbrush. Recent innovations contributing to gains in other categories include Palmolive deodorants, Palmolive Aroma Crème and Palmolive Shea Butter shower gels, and Ajax Grapefruit Vinegar glass cleaner. Operating profit in Europe grew 4% to $135.3, primarily driven by volume growth, higher gross profit margins and the positive impact of foreign currencies, partially offset by increased advertising.

Colgate-Asia/Africa first quarter sales increased 6.5% to $498.0 on volume gains of 6.5% and positive foreign exchange of 3.0%, partially offset by a decrease in net selling prices of 3.0%. Strong volume gains were achieved by China, India, Taiwan, Philippines, Australia and South Africa. Successful new products driving gains include Colgate Max Fresh, Colgate Propolis, Colgate Simply White and Colgate Herbal Salt toothpastes, Colgate 360° manual toothbrush, Palmolive Aroma Crème shower gel and liquid hand soap, and Palmolive Aroma Therapy shampoo and conditioner. Operating profit in Asia/Africa decreased 3% to $81.9 due to increased commercial investment and higher raw material costs, partially offset by the impact of volume growth and strong foreign currencies.

Hill’s Pet Nutrition sales increased 7.0% to $359.4 on unit volume gains of 3.0%, net selling price increases of 1.5% and positive foreign exchange of 2.5%. New products driving growth in the U.S. specialty retail channel include Science Diet Large Breed Canine Senior, Science Diet Large Breed Canine Light and the relaunch of Science Diet Puppy and Science Diet Kitten pet foods. New products driving growth in the U.S. veterinary channel include new Prescription Diet j/d. Internationally, strong volume growth was achieved in Spain, Russia, Austria, Australia and South Africa. Science Diet Canine Large Breed and Prescription Diet Feline m/d contributed to the strong international results. Operating profit grew 3% to $98.2 due to the impact of volume growth and strong foreign currencies, partially offset by increased commercial investment.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Operating profit (loss) related to Corporate increased to ($122.7) in the first quarter of 2005 from ($71.6) in 2004 primarily due to restructuring activity. Corporate operating expenses in the first quarter of 2005 include $49.7 of pretax charges related to the Company’s 2004 Restructuring Program.

Worldwide gross profit margin for the first quarter of 2005 declined to 54.8% from 55.7% in 2004 impacted by increased promotional spending, raw and packaging material costs and the Company’s ongoing restructuring program, partially offset by the Company’s shift toward higher margin oral care products and cost-savings programs. Restructuring charges of $10.7, related to accelerated depreciation and certain employee retention payments under the 2004 Restructuring Program, were included in Cost of sales in the first quarter of 2005, which impacted gross profit margin by 40 basis points (bps).

Selling, general and administrative expenses as a percentage of sales increased to 34.4% in the first quarter of 2005 from 33.6% in 2004. The 80-bps increase was primarily driven by increases in advertising (40 bps), selling and marketing costs (30 bps) and shipping and handling costs (30 bps), partially offset by savings from cost-control initiatives. In the first quarter of 2005 advertising increased 13% to $267.0 as compared with $235.5 in 2004.

Other (income) expense, net, increased to $66.6 in the first quarter of 2005 as compared with $24.0 in 2004. The increase in other (income) expense, net includes $39.0 of charges related to the Company’s 2004 Restructuring Program. For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 8, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Operating profit decreased to $492.6 in the first quarter of 2005 from $531.3 in 2004, a level of 18.0% of sales compared to 21.1% in the first quarter of 2004. The first quarter of 2005 included restructuring charges of $49.7 in connection with the 2004 Restructuring Program.

Interest expense, net of interest income, increased to $31.6 in the first quarter of 2005 as compared with $28.3 in 2004 due to higher average debt levels primarily to finance the GABA acquisition.

The effective tax rate for the first quarter of 2005 increased to 34.9% from 32.7% in 2004. The higher tax rate in the first quarter of 2005 is primarily due to the impact of the Company’s 2004 Restructuring Program, which increased the rate for the period by 240 bps (from 32.5% to 34.9%). The tax benefit derived from the charges incurred in the first quarter of 2005 for the 2004 Restructuring Program was at a rate of 10%. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%. The impact of the 2004 Restructuring Program on an individual quarter will depend upon the countries and the projects involved.

Net income for the first quarter of 2005 declined to $300.1, and earnings per common share decreased to $0.53 per share on a diluted basis, compared with $338.5, and $0.59 per share, in the prior period. As previously discussed, Net income in 2005 includes an aftertax charge of $44.6 ($0.08 per share) associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations. For a table summarizing segment sales and operating profit, please refer to Note 11, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased to $425.0 in the first quarter of 2005, compared with $371.3 in the comparable period of 2004. The increase is primarily related to lower cash tax payments, working capital changes and the non-cash nature of the restructuring activity during the first quarter of 2005. A portion of the decreased tax payments reflected in net cash provided by operations is attributable to tax payments in the first quarter of 2004 related to the sale of non-core brands. Working capital increased slightly to 1.9% of sales compared with 1.5% of sales a year ago due to inventory increases to ensure continued product supply during the 2004 Restructuring Program.

Investing activities were primarily capital expenditures, which reflect a level slightly higher than the comparable period of 2004. For the full year 2005, capital expenditures are expected to be at the rate of approximately 4.0% of Net sales.

Financing activities used $255.4 of cash during the first quarter of 2005 compared with a use of $325.9 of cash during the first quarter of 2004. Financing activities during the first quarter of 2005 reflect an increased level of borrowings and higher share repurchases associated with the share repurchase program authorized by the Board of Directors in October 2004. The Company recently increased the annualized common stock dividend to $1.16 per share and the annualized Series B Preference Stock dividend to $9.28 per share effective in the second quarter of 2005.

Domestic and foreign commercial paper outstanding was $991.8 and $170.9 as of March 31, 2005 and 2004, respectively. The maximum commercial paper outstanding during the three months ended March 31, 2005 and 2004 was $1,558 and $550, respectively. At March 31, 2005, $1,001 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007. In April 2005, the Company issued approximately $240 of long-term debt, predominantly Swiss franc bonds at a fixed rate of 1.9%, to be used for general corporate purposes, including the repayment of commercial paper.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Management is currently evaluating recent tax law changes under the American Jobs Creation Act of 2004 (the AJCA) that create a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. Currently, uncertainty remains as to how to interpret certain provisions under the AJCA. As such, the Company has not concluded its analysis to determine whether, and to what extent, it might repatriate foreign earnings. The Company expects to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying U.S. Treasury or Congressional guidance.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

This quarterly report on Form 10-Q may contain forward-looking statements. Actual events or results may differ materially from those statements. For information about factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, including the information set forth under the caption “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Note 13 to the Consolidated Financial Statements included therein and Note 10 to the Condensed Consolidated Financial Statements contained in this quarterly report.

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

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 through 31, 2005	1,722,012	$50.29	1,665,000	14,911,728
February 1 through 28, 2005	1,909,146	$53.96	1,516,951	13,394,777
March 1 through 31, 2005	1,604,148	$52.45	1,370,000	12,024,777

Total	5,235,306		4,551,951

(1)	Includes share repurchases under the Company’s 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 683,355 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs. These share repurchases were approved by the Board in October 2004.

(3)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that have been purchased under that program.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Principal Executive Officer:

April 29, 2005	/S/ REUBEN MARK
Reuben Mark Chairman and Chief Executive Officer

Principal Financial Officer:

April 29, 2005	/S/ STEPHEN C. PATRICK
Stephen C. Patrick Chief Financial Officer

Principal Accounting Officer:

April 29, 2005	/S/ DENNIS J. HICKEY
Dennis J. Hickey Vice President and Corporate Controller