Form 10-Q
period 2005-06-30
COLGATE PALMOLIVE CO
filed 2005-07-29
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	519,425,976	June 30, 2005

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$2,837.5	$2,571.7	$5,580.5	$5,085.2
Cost of sales	1,298.4	1,148.1	2,537.8	2,262.0

Gross profit	1,539.1	1,423.6	3,042.7	2,823.2
Selling, general and administrative expenses	959.1	848.1	1,903.5	1,692.4
Other (income) expense, net	38.9	(9.3)	105.5	14.7

Operating profit	541.1	584.8	1,033.7	1,116.1
Interest expense, net	30.9	29.3	62.5	57.6

Income before income taxes	510.2	555.5	971.2	1,058.5
Provision for income taxes	167.3	181.6	328.2	346.1

Net income	$342.9	$373.9	$643.0	$712.4

Earnings per common share, basic	$0.64	$0.69	$1.20	$1.31

Earnings per common share, diluted	$0.62	$0.66	$1.15	$1.25

Dividends declared per common share*	$—	$—	$0.53	$0.48

*	Two dividends were declared in each of the first quarter periods.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$392.1	$319.6
Receivables (net of allowances of $47.2 and $47.2, respectively)	1,315.4	1,319.9
Inventories	915.7	845.5
Other current assets	306.2	254.9

Total current assets	2,929.4	2,739.9
Property, plant and equipment:
Cost	5,299.7	5,451.6
Less: Accumulated depreciation	(2,751.1)	(2,803.9)

	2,548.6	2,647.7
Goodwill, net	1,843.1	1,891.7
Other intangible assets, net	796.1	832.4
Other assets	550.0	561.2

Total assets	$8,667.2	$8,672.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$121.0	$134.3
Current portion of long-term debt	313.0	451.3
Accounts payable	815.5	864.4
Accrued income taxes	175.3	153.1
Other accruals	1,040.4	1,127.6

Total current liabilities	2,465.2	2,730.7

Long-term debt	3,455.1	3,089.5
Deferred income taxes	496.0	509.6
Other liabilities	1,056.0	1,097.7

Shareholders’ equity
Preference stock	262.9	274.0
Common stock	732.9	732.9
Additional paid-in capital	1,072.5	1,093.8
Retained earnings	8,575.7	8,223.9
Accumulated other comprehensive income (loss)	(1,781.5)	(1,806.2)

	8,862.5	8,518.4
Unearned compensation	(295.9)	(307.6)
Treasury stock, at cost	(7,371.7)	(6,965.4)

Total shareholders’ equity	1,194.9	1,245.4

Total liabilities and shareholders’ equity	$8,667.2	$8,672.9

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$643.0	$712.4
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	61.8	(4.8)
Depreciation and amortization	165.2	159.7
Deferred income taxes	3.0	22.6
Cash effects of changes in:
Receivables	(26.8)	(32.3)
Inventories	(95.7)	(115.9)
Accounts payable and other accruals	(20.3)	(57.4)
Other non-current assets and liabilities	(1.8)	(40.3)

Net cash provided by operations	728.4	644.0

Investing Activities:
Capital expenditures	(159.2)	(117.6)
Payment for acquisition, net of cash acquired	—	(714.8)
Other	(4.9)	52.4

Net cash used in investing activities	(164.1)	(780.0)

Financing Activities:
Principal payments on debt	(1,119.9)	(235.5)
Proceeds from issuance of debt	1,432.5	1,103.7
Dividends paid	(291.2)	(268.6)
Purchases of treasury shares	(513.5)	(358.2)
Proceeds from exercise of stock options	19.3	57.2

Net cash provided by (used in) financing activities	(472.8)	298.6

Effect of exchange rate changes on cash and cash equivalents	(19.0)	(10.6)

Net increase in cash and cash equivalents	72.5	152.0
Cash and cash equivalents at beginning of period	319.6	265.3

Cash and cash equivalents at end of period	$392.1	$417.3

Supplemental Cash Flow Information:
Income taxes paid	$298.3	$335.4

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	June 30, 2005	December 31, 2004
Raw materials and supplies	$221.4	$212.4
Work-in-process	41.1	37.3
Finished goods	653.2	595.8

	$915.7	$845.5

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2005 and 2004 was $390.5 and $326.3, respectively. Total comprehensive income for the six months ended June 30, 2005 and 2004 was $667.7 and $663.4, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$342.9			$373.9
Preferred dividends	(6.7)			(6.4)

Basic EPS	336.2	521.4	$0.64	367.5	531.4	$0.69

Stock options and restricted stock		3.5			4.5
Convertible preference stock	6.7	32.5		6.4	34.7

Diluted EPS	$342.9	557.4	$0.62	$373.9	570.6	$0.66

	Six Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$643.0			$712.4
Preferred dividends	(13.7)			(13.1)

Basic EPS	629.3	523.1	$1.20	699.3	532.2	$1.31

Stock options and restricted stock		3.6			4.3
Convertible preference stock	13.7	32.8		13.1	35.0

Diluted EPS	$643.0	559.5	$1.15	$712.4	571.5	$1.25

6.	Stock-Based Compensation

Stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As all grants had an exercise price not less than fair market value on the date of grant, no compensation expense has been recognized for stock option grants. Pro forma stock option compensation expense is the estimated fair value of options granted amortized over the vesting period. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$342.9	$373.9	$643.0	$712.4
Deduct: pro forma stock option compensation expense, net of tax	10.5	10.7	20.5	21.5

Pro forma net income	$332.4	$363.2	$622.5	$690.9

Earnings per share:
Basic – as reported	$0.64	$0.69	$1.20	$1.31
Basic – pro forma	0.62	0.67	1.16	1.27

Diluted – as reported	0.62	0.66	1.15	1.25
Diluted – pro forma	0.60	0.64	1.11	1.21

Certain stock options granted to eligible participants have an accelerated vesting feature associated with employee retirement and most of the Company’s restricted stock awards specify that participants will continue to vest in the award after retirement. For reporting purposes the Company follows the nominal vesting period approach, which requires recognition of the compensation expense over the vesting period except in the instance of the participants’ actual retirement. Upon the adoption of SFAS 123R, “Share Based Payment”, the Company’s policy regarding the timing of expense recognition for new awards to employees eligible for retirement will, as required, be changed to recognize compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company is in the process of evaluating the various provisions under SFAS 123R, including assessing the impact of this change, which is expected to result in increased compensation expense in future periods.

7.	Acquisitions

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland, for 1,078.5 million Swiss francs (US $866) plus acquisition costs. The June 30, 2005 Condensed Consolidated Balance Sheet reflects the final purchase price allocation of the GABA acquisition.

8.	Restructuring Activities

In December 2004, the Company commenced a four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses. As part of this program the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction. Since the inception of the 2004 Restructuring Program in December 2004 through June 30, 2005, the Company has incurred total charges of $154.4 ($121.3 aftertax) in connection with the implementation of various projects under this program.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

As detailed below, the Company incurred $36.0 ($28.7 aftertax) of charges in connection with restructuring activity in the second quarter of 2005. The most significant projects approved during the quarter relate to the consolidation of toothpaste production in Europe, which is currently located in five plants, into a new greenfield plant and the closure of the Company’s Kansas City plant and outsourcing of the bar soap manufacturing to an established U.S. third party.

	Three Months Ended June 30, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at March 31, 2005	$41.2	$—	$—	$1.3	$42.5
Charges	9.4	17.1	—	9.5	36.0
Cash payments	(12.1)	—	—	(5.2)	(17.3)
Non-cash activity	—	(17.1)	—	(4.0)	(21.1)
Foreign exchange	(2.1)	—	—	(0.1)	(2.2)

Restructuring accrual at June 30, 2005	$36.4	$—	$—	$1.5	$37.9

Costs in the period relate to restructuring activities in Europe (46%), North America (26%), Latin America (1%), Asia/Africa (20%), Pet Nutrition (2%) and Corporate (5%) and are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($23.1) and Other (income) expense, net ($12.9).

In the first half of 2005, the Company incurred $85.7 ($73.3 aftertax) of charges in connection with restructuring activity, as detailed below.

	Six Months Ended June 30, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	14.6	30.8	27.9	12.4	85.7
Cash payments	(16.1)	—	—	(7.8)	(23.9)
Non-cash activity	—	(30.8)	(27.9)	(3.4)	(62.1)
Foreign exchange	(3.8)	—	—	(0.1)	(3.9)

Restructuring accrual at June 30, 2005	$36.4	$—	$—	$1.5	$37.9

Costs in the period relate to restructuring activities in Europe (67%), North America (14%), Latin America (2%), Asia/Africa (13%), Pet Nutrition (1%) and Corporate (3%) and are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($33.8) and Other (income) expense, net ($51.9).

Restructuring costs are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

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

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months
	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Service cost	$11.7	$11.1	$5.4	$5.5	$3.0	$2.0
Interest cost	18.2	18.9	9.2	9.6	6.5	5.3
Annual ESOP allocation	—	—	—	—	(3.6)	(2.9)
Expected return on plan assets	(21.1)	(20.9)	(6.7)	(7.1)	(0.2)	—
Amortization of transition/prior service costs	0.7	0.8	0.3	—	(0.2)	(0.2)
Amortization of actuarial loss	6.1	6.2	1.7	1.8	1.9	0.7

Net periodic benefit cost	$15.6	$16.1	$9.9	$9.8	$7.4	$4.9

	Six Months
	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Service cost	$25.9	$22.4	$11.4	$9.5	$6.0	$4.0
Interest cost	40.9	38.1	18.4	15.4	13.0	10.7
Annual ESOP allocation	—	—	—	—	(7.2)	(5.8)
Expected return on plan assets	(48.8)	(42.1)	(13.4)	(11.1)	(0.4)	—
Amortization of transition/prior service costs	1.7	1.6	0.6	0.1	(0.4)	(0.4)
Amortization of actuarial loss	13.5	12.4	3.4	2.7	3.8	1.4

Net periodic benefit cost	$33.2	$32.4	$20.4	$16.6	$14.8	$9.9

For the six months ended June 30, 2005 and 2004 the Company made voluntary contributions of $38.0 and $38.1, respectively, to its U.S. postretirement plans. The Company currently anticipates contributing a total amount of approximately $200 to its postretirement plans during 2005. Actual funding may differ from current estimates.

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

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $105. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. If the fine is affirmed, interest and penalties will also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal (at the Council level or if necessary in Brazilian federal court) or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $80. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

•	In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998, which represent more than half of the total exposure. It is possible the tax authorities will appeal this decision.

•	For the remaining exposure related to subsequent years, the assessment is still outstanding, and the Company is also appealing this assessment to the First Board of Taxpayers.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal before the First Board of Taxpayers or if necessary in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Oral, Personal and Home Care
North America	$632.1	$578.9	$1,241.8	$1,147.4
Latin America	651.4	552.4	1,239.9	1,085.9
Europe	691.4	618.8	1,378.8	1,225.8
Asia/Africa	487.1	467.0	985.1	935.2

Total Oral, Personal and Home Care	2,462.0	2,217.1	4,845.6	4,394.3
Total Pet Nutrition	375.5	354.6	734.9	690.9

Total Net Sales	$2,837.5	$2,571.7	$5,580.5	$5,085.2

Operating Profit
Oral, Personal and Home Care
North America	$135.3	$136.4	$272.1	$271.8
Latin America	179.3	159.8	342.4	318.1
Europe	139.0	131.1	274.3	260.8
Asia/Africa	73.8	79.0	155.7	163.1

Total Oral, Personal and Home Care	527.4	506.3	1,044.5	1,013.8
Total Pet Nutrition	102.6	99.4	200.8	194.8
Total Corporate	(88.9)	(20.9)	(211.6)	(92.5)

Total Operating Profit	$541.1	$584.8	$1,033.7	$1,116.1

12.	Subsequent Events

In July 2005, the Company announced its agreement to sell its North American heavy-duty laundry detergent brands to Phoenix Brands LLC. The transaction includes the sale of the detergent brands Fab, Dynamo, Artic Power, ABC, Cold Power and Fresh Start, and the license of the Ajax brand for laundry detergents, in the U.S., Canada and Puerto Rico. The sale, which has been approved by U.S. regulatory authorities, is expected to close in the third quarter of 2005 and result in a net gain of $60. These North American laundry detergent brands account for approximately one percent of the Company’s annual Net sales.

In July 2005, the Company completed its evaluation of whether to repatriate unremitted earnings of certain of its non-U.S. subsidiaries and approved its plan for reinvestment and repatriation under the provisions of the American Jobs Creation Act of 2004 (the AJCA). This provides the Company with the opportunity to repatriate approximately $800 of such earnings in 2005 at a substantially reduced tax cost. As a result, the Company will record the associated income tax expense and a related income tax liability of approximately $35 in the third quarter of 2005.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In June 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of certain European and Latin American laundry detergent brands during 2003 and 2004, respectively, and recently announced its agreement to sell the Company’s North American heavy-duty laundry detergent brands, which is expected to close in the third quarter of 2005.

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction. The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). Savings are projected to be in the range of $325-$400 ($250-$300 aftertax) annually by 2008 with the majority of the current year’s projected savings expected to be realized in the second half of 2005. The implementation of projects under the 2004 Restructuring Program is progressing well, and during the second quarter of 2005 two significant restructuring projects, the consolidation of toothpaste production in Europe and the outsourcing of bar soap production in the United States, were announced.

In the second quarter of 2005, Net sales grew 10.5% driven by strong volume growth of 8.0%. These gains were driven by new products and increased advertising and promotional support in key categories and markets. The Company also continues to be impacted by higher energy costs and increases in raw and packing material costs. The combined increase in these costs and the higher advertising and promotional spending more than offset savings generated during the quarter by the Company’s ongoing global cost-reduction programs. Operating profit for the quarter declined 7%, which included a $36.0 charge in connection with the 2004 Restructuring Program. Given the continued competitive marketplace and high raw material and energy costs, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2004 Restructuring Program along with the Company’s other ongoing cost-savings initiatives are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

Results of Operations

Worldwide sales were $2,837.5 in the second quarter of 2005. Sales increased 10.5% driven by unit volume gains of 8.0% and a positive foreign exchange of 2.5%. As noted above, this level of volume growth was supported by new products and increased promotional spending and higher levels of advertising. GABA contributed 1.5% to worldwide sales and volume growth.

Second quarter sales in the Oral, Personal and Home Care segment were $2,462.0, up 11.0% from 2004 on volume growth of 8.0% and a 3.0% positive impact of foreign exchange. Excluding the divestment of certain detergent businesses in Latin America, sales increased 11.5% on volume growth of 8.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-North America sales increased 9.0% in the second quarter of 2005 to $632.1 on 8.0% volume growth and a 1.0% positive impact of foreign exchange while pricing was even with the year ago period. Key products generating strong volume and market share growth across categories included Colgate Total toothpaste, Colgate Max Fresh Cinnamint toothpaste, Colgate 360° manual toothbrush, Palmolive Oxy Plus Citrus Purity dishwashing liquid, new Mennen Speed Stick and Lady Speed Stick 24/7 multiform deodorants with Micro-Absorber technology, Irish Spring Micro Clean bar soap and Fabuloso Orange Burst liquid cleaner. North American operating profit declined 1% to $135.3 as volume growth was offset by increased commercial investment and higher freight, raw and packaging material costs.

Colgate-Latin America sales increased 18.0% in the second quarter of 2005 to $651.4 as a result of 9.5% volume growth, a 5.0% positive impact of foreign exchange and 3.5% higher pricing. Sales, excluding the divested detergent businesses, increased 19.5% on volume gains of 11.0%. Every country in the region contributed to the strong volume gains including Brazil, Mexico, Colombia, Venezuela, Central America and Argentina. New products contributing to growth in the region include Colgate Triple Action Mild Mint and Colgate Sensitive toothpastes, the relaunch of Colgate Total toothpaste, Colgate Microsonic battery-powered toothbrush, Palmolive Citrus and Cream and Protex Oats bar soaps, Palmolive Hydra Natura hand and body lotion, and Lady Speed Stick Aloe multiform deodorants. Operating profit in Latin America increased 12% to $179.3 compared to the second quarter of 2004 driven by volume growth and the positive impact of foreign currencies, partially offset by increased commercial investments.

Colgate-Europe second quarter sales increased 11.5% to $691.4 on volume gains of 10.5% and a 3.5% positive impact of the stronger euro and other European currencies, offset by a 2.5% reduction in net selling prices. The GABA business added 6.0% to sales and volume growth for the region. Positive volume gains were achieved in the United Kingdom, Denmark, France, Greece, Italy, Spain, Ireland, Russia, Ukraine, Adria, Romania, and Czech Republic. Successful new products driving this strong growth include Colgate Oxygen and Colgate Sensitive toothpastes, Colgate 360° manual toothbrush and Colgate Microsonic battery-powered toothbrush. Recent innovations contributing to gains in personal care include Palmolive multiform deodorants, Palmolive Aroma Crème and Palmolive Naturals with Shea Butter shower gels. Operating profit in Europe grew 6% to $139.0, primarily driven by volume growth, higher gross profit margins and the positive impact of foreign currencies, partially offset by an increased level of advertising.

Colgate-Asia/Africa second quarter sales increased 4.5% to $487.1 on volume gains of 4.0% and positive foreign exchange of 2.5%, partially offset by a decrease in net selling prices of 2.0%. Strong volume gains were achieved in the China region, Australia, India, Philippines, and South Africa. Successful new products driving the oral care growth include Colgate Max Fresh, Colgate Propolis and Darlie Tea Care toothpastes, Colgate 360° manual toothbrush and Colgate Microsonic battery-powered toothbrush. New products contributing to growth in other categories include Palmolive Aroma Crème shower gel and liquid hand soap, Palmolive Naturals shampoo and conditioner, and Palmolive Naturals Sun Care bar soap. Operating profit in Asia/Africa decreased 7% to $73.8 due to increased commercial investment and higher raw material costs, partially offset by the impact of volume growth and strong foreign currencies.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition sales increased 6.0% to $375.5 on unit volume gains of 3.5%, net selling price increases of 0.5% and positive foreign exchange of 2.0%. New products driving growth in the U.S. specialty retail channel include Science Diet Canine Senior Large Breed and Science Diet Canine Light Large Breed dog food. New products driving growth in the U.S. veterinary channel include new Prescription Diet Canine j/d. Internationally, strong volume growth was achieved in Spain, Russia, the United Kingdom, Italy, France and Japan. Science Diet Canine Senior Large Breed and Prescription Diet Canine j/d contributed to the strong international results. Operating profit grew 3% to $102.6 reflecting the impact of volume growth, higher gross profit margins and strong foreign currencies, partially offset by increased commercial investment and higher shipping and handling costs.

Worldwide sales were $5,580.5 in the first six months of 2005 up 9.5% from the comparable period in 2004 as volume rose 7.5%, net selling prices declined 0.5% and foreign exchange had a positive impact of 2.5%. GABA contributed 2.0% to worldwide sales and volume growth. Excluding the divestment of certain detergent businesses in Latin America, sales increased 10.0% on volume growth of 8.0%.

Sales as reported in the Oral, Personal and Home Care segment for the six months ended June 30, 2005 were $4,845.6, up 10.5% from the comparable period in 2004 on 8.0% volume growth and a 3.0% positive impact of foreign exchange, partially offset by a decrease in net selling prices of 0.5%. Within this segment, Colgate-North America sales increased 8.0% on volume growth of 8.0%, Colgate-Latin America sales increased 14.0% on volume growth of 8.5% (15.5% on volume growth of 10.0%, excluding the impact of divestments), Colgate-Europe sales increased 12.5% on volume growth of 10.0% (including 8.5% sales and volume growth contributed by GABA), and Colgate-Asia/Africa sales increased 5.5% on volume growth of 5.5%.

Sales at Hill’s Pet Nutrition for the six months ended June 30, 2005 increased 6.5% to $734.9 on volume growth of 3.0%, net selling price increases of 1.0% and positive foreign exchange of 2.5%.

Operating profit (loss) related to Corporate increased to ($88.9) in the second quarter of 2005 from ($20.9) in 2004 and increased to ($211.6) in the first half of 2005 from ($92.5) in 2004. Corporate operating expenses include $36.0 and $85.7 of pretax charges related to the Company’s 2004 Restructuring Program in the second quarter and first half of 2005, respectively. Additionally, Corporate operating expenses for the three and six months ended June 30, 2004 includes a gain of $26.7 related to the sale of the Company’s detergent brands in Ecuador and Peru.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
2004 Restructuring Program	$(36.0)	$—	$(85.7)	$—
Gain on sale	—	26.7	—	26.7
Other Corporate	(52.9)	(47.6)	(125.9)	(119.2)

Corporate Operating profit (loss)	$(88.9)	$(20.9)	$(211.6)	$(92.5)

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Worldwide gross profit margin declined to 54.2% in the second quarter of 2005 from 55.4% in 2004 and declined to 54.5% in the first half of 2005 from 55.5% in 2004. These changes period over period were impacted by increased promotional spending, higher raw and packaging material costs and the Company’s ongoing restructuring program, partially offset by the Company’s shift toward higher margin oral care products and cost-savings programs. Restructuring charges of $23.1 and $33.8 for the three and six months ended June 30, 2005, respectively, which related to accelerated depreciation and certain employee retention payments under the 2004 Restructuring Program, were included in Cost of sales. These charges reduced gross profit margin by approximately 90 basis points (bps) and 60-bps for the three and six months ended June 30, 2005, respectively.

Selling, general and administrative expenses as a percentage of sales increased to 33.8% in the second quarter of 2005 from 33.0% in 2004 and increased to 34.1% for the first half of 2005 from 33.3% in 2004. The 80-bps increase in the three and six months ended June 30, 2005 was primarily driven by increases in advertising (50-bps and 40-bps, respectively) and shipping and handling costs (40-bps), partially offset by savings from cost-control initiatives. In the second quarter of 2005 advertising increased 16% to $292.3 as compared with $252.5 in 2004 and increased 15% to $559.3 for the first half of 2005 from $488.0 in 2004.

Other (income) expense, net increased $48.2 to $38.9 in the second quarter of 2005 as compared with ($9.3) in 2004 and increased $90.8 to $105.5 in the first half of 2005 from $14.7 in 2004. These changes period over period were driven by restructuring charges and gains on sales of certain non-core brands in 2004. Other (income) expense, net includes $12.9 and $51.9 of charges related to the Company’s 2004 Restructuring Program in the second quarter and first half of 2005, respectively. Other (income) expense, net for the three and six months ended June 30, 2004 includes a gain of $26.7 related to the sale of the Company’s detergent brands in Ecuador and Peru.

Operating profit for the three and six months ended June 30, 2005 included restructuring charges of $36.0 and $85.7, in connection with the 2004 Restructuring Program, respectively. Consequently, Operating profit decreased 7% to $541.1 in the second quarter of 2005 from $584.8 in 2004 and decreased to $1,033.7 in the first half of 2005 as compared with $1,116.1 in 2004. For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 8, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Interest expense, net of interest income, increased to $30.9 in the second quarter of 2005 as compared with $29.3 in 2004 and to $62.5 in the first half of 2005 as compared with $57.6 in 2004 due to higher average debt levels primarily to finance the GABA acquisition.

The effective tax rate for the second quarter of 2005 increased to 32.8% from 32.7% in 2004. The effective tax rate for the first half of 2005 was 33.8% compared with 32.7% in 2004. While the Company’s 2005 effective tax rate reflects benefits from global tax planning strategies, the higher tax rate in the six months ended June 30, 2005 is primarily due to the impact of the Company’s 2004 Restructuring Program, which increased the rate by 160-bps (from 32.2% to 33.8%). The tax benefit derived from the charges incurred in the first half of 2005 for the 2004 Restructuring Program was at a rate of 14.5%. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net income for the second quarter of 2005 declined to $342.9, and earnings per common share decreased to $0.62 per share on a diluted basis, compared with $373.9, and $0.66 per share, in the prior period. For the first half of 2005, Net income decreased to $643.0, and earnings per common share decreased to $1.15 per share on a diluted basis as compared with $712.4, and $1.25 in 2004. Net income in the second quarter and the first half of 2005 includes an aftertax charge of $28.7 ($0.05 per share) and $73.3 ($0.13 per share), respectively, associated with the 2004 Restructuring Program.

Subsequent to the end of the quarter, on July 12, 2005, the Company announced its agreement to sell its North American heavy-duty laundry detergent brands. The sale, which has been approved by U.S. regulatory authorities, is expected to close in the third quarter of 2005 and result in a net gain of $60. The resulting cash proceeds are expected to fund costs associated with the 2004 Restructuring Program and a reduction of debt. Also in July 2005, the Company completed its evaluation of whether to repatriate unremitted earnings of certain of its non-U.S. subsidiaries and approved its plan for reinvestment and repatriation under the provisions of the AJCA. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. This provides the Company with the opportunity to repatriate approximately $800 of such earnings in 2005 at a substantially reduced tax cost. As a result, the Company will record the associated income tax expense and a related income tax liability of approximately $35 in the third quarter of 2005.

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

Liquidity and Capital Resources

Net cash provided by operations increased to $728.4 in the first half of 2005, compared with $644.0 in the comparable period of 2004. The increase is primarily related to lower cash tax payments and working capital changes. A portion of the decreased tax payments reflected in net cash provided by operations is attributable to tax payments in the first quarter of 2004 related to the sale of non-core brands. Since year-end, working capital has been impacted by increased inventory levels to ensure continued product supply during the 2004 Restructuring Program. The receivable days sales outstanding ratio improved from the year ago period, and total working capital remained unchanged at 4.3% of sales.

Investing activities during the first half of 2005 were primarily related to capital expenditures, which reflect a level slightly higher than the comparable period of 2004. For the full year 2005, capital expenditures are expected to be at the rate of approximately 4% of sales. Investing activities for the first half of 2004 reflect the Company’s acquisition of GABA.

Financing activities used $472.8 of cash during the first half of 2005 compared with providing $298.6 of cash during the first half of 2004. Financing activities during the first half of 2004 reflect an increased level of proceeds associated with borrowings related to the GABA acquisition. In addition, the 2005 financing activities reflect increases in the common stock dividend payments to $0.53 per share during the first half of 2005 from $0.48 per share in the first half of 2004 and higher share repurchases associated with the share repurchase program authorized by the Board of Directors in October 2004.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $1,163.2 and $973.8 as of June 30, 2005 and 2004, respectively. The maximum commercial paper outstanding during the six months ended June 30, 2005 and 2004 was $1,715 and $1,519 respectively. At June 30, 2005, $1,185 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2007. In the second quarter of 2005, the Company issued approximately $340 of long-term debt, predominantly Swiss franc bonds at a fixed rate of 1.9%, to be used for general corporate purposes, including the repayment of commercial paper.

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

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

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

(c) Issuer Purchases of Equity Securities

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 through 30, 2005	1,225,878	$52.07	1,190,000	10,834,777
May 1 through 31, 2005	1,583,810	$49.92	1,569,994	9,264,783
June 1 through 30, 2005	1,741,027	$50.04	1,740,000	7,524,783

Total	4,550,715		4,499,994

(1)	Includes share repurchases under the Company’s 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 50,721 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs. These share repurchases were approved by the Board in October 2004.
(3)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that have been purchased under that program.

Item 4. Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, please refer to our current report on Form 8-K, filed with the SEC on May 6, 2005.

Item 5. Other Information

On July 27, 2005, William S. Shanahan, President of the Company, notified the Company of his decision to retire effective September 30, 2005. As previously disclosed on page 25 of the Company’s Proxy Statement for its 2005 Annual Meeting, Mr. Shanahan has the right, under the Company’s Supplemental Salaried Employees Retirement Plan, to request that his supplemental pension be paid in a lump sum. Mr. Shanahan did make such a request and, on July 27, 2005, it was approved by the Company.

To retain the benefits of Mr. Shanahan’s extensive experience, on July 27, 2005, the Company entered into a three-year consulting agreement with Mr. Shanahan under which he will provide consulting services to the Company for a total annual fee of $1,250,000. The agreement includes a non-competition and confidential information agreement with Mr. Shanahan. A copy of the agreement is attached to this report as Exhibit 10.

The Board of Directors of the Company has elected Mr. Ian M. Cook to serve as President of the Company in addition to his current role as Chief Operating Officer, effective upon Mr. Shanahan’s retirement. Mr. Cook, who is 53 years old, joined the Company in the United Kingdom in 1976 and has served in various executive capacities both overseas and in the United States over the years. Prior to his appointment as Chief Operating Officer in 2004, Mr. Cook had most recently been Executive Vice President responsible for Colgate North America and Europe. He was first elected an officer of the Company in 1996.

Item 6. Exhibits

Exhibit 10	Consulting Agreement, dated as of July 27, 2005, between Colgate-Palmolive Company, Antares Star, Inc. and William S. Shanahan.

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 29, 2005	/s/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

July 29, 2005	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 29, 2005	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller