Form 10-Q
period 2005-09-30
COLGATE PALMOLIVE CO
filed 2005-11-04
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	518,055,019	September 30, 2005

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,911.8	$2,695.7	$8,492.3	$7,780.9
Cost of sales	1,334.2	1,219.0	3,872.0	3,481.0

Gross profit	1,577.6	1,476.7	4,620.3	4,299.9
Selling, general and administrative expenses	1,007.0	929.1	2,910.5	2,621.5
Other (income) expense, net	(33.7)	9.9	71.8	24.6

Operating profit	604.3	537.7	1,638.0	1,653.8
Interest expense, net	36.8	30.1	99.3	87.7

Income before income taxes	567.5	507.6	1,538.7	1,566.1
Provision for income taxes	220.3	178.6	548.5	524.7

Net income	$347.2	$329.0	$990.2	$1,041.4

Earnings per common share, basic	$0.66	$0.61	$1.86	$1.92

Earnings per common share, diluted	$0.63	$0.58	$1.78	$1.83

Dividends declared per common share	$0.29	$0.24	$0.82	$0.72

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$376.3	$319.6
Receivables (net of allowances of $47.2 and $47.2, respectively)	1,337.2	1,319.9
Inventories	890.4	845.5
Other current assets	293.6	254.9

Total current assets	2,897.5	2,739.9
Property, plant and equipment:
Cost	5,395.0	5,451.6
Less: Accumulated depreciation	(2,836.5)	(2,803.9)

	2,558.5	2,647.7
Goodwill, net	1,874.4	1,891.7
Other intangible assets, net	790.6	832.4
Other assets	533.9	561.2

Total assets	$8,654.9	$8,672.9

Liabilities and Shareholders’ Equity
Current liabilities
Notes and loans payable	$201.7	$134.3
Current portion of long-term debt	346.5	451.3
Accounts payable	804.8	864.4
Accrued income taxes	223.0	153.1
Other accruals	1,182.4	1,127.6

Total current liabilities	2,758.4	2,730.7
Long-term debt	3,017.2	3,089.5
Deferred income taxes	530.9	509.6
Other liabilities	1,045.7	1,097.7
Shareholders’ equity
Preference stock	257.6	274.0
Common stock	732.9	732.9
Additional paid-in capital	1,052.2	1,093.8
Retained earnings	8,771.0	8,223.9
Accumulated other comprehensive income (loss)	(1,760.8)	(1,806.2)

	9,052.9	8,518.4
Unearned compensation	(286.2)	(307.6)
Treasury stock, at cost	(7,464.0)	(6,965.4)

Total shareholders’ equity	1,302.7	1,245.4

Total liabilities and shareholders’ equity	$8,654.9	$8,672.9

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$990.2	$1,041.4
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	78.6	(14.7)
Depreciation and amortization	247.4	241.2
Gain before tax on sale of non-core product lines	(93.1)	(26.7)
Deferred income taxes	6.6	(1.2)
Cash effects of changes in:
Receivables	(40.8)	(30.7)
Inventories	(74.2)	(127.8)
Accounts payable and other accruals	187.6	131.2
Other non-current assets and liabilities	3.1	17.8

Net cash provided by operations	1,305.4	1,230.5
Investing Activities
Capital expenditures	(257.8)	(198.8)
Payment for acquisitions, net of cash acquired	(38.5)	(765.0)
Sale of non-core product lines	117.0	37.0
Other	2.3	15.6

Net cash used in investing activities	(177.0)	(911.2)
Financing Activities
Principal payments on debt	(1,619.8)	(643.4)
Proceeds from issuance of debt	1,623.4	1,222.2
Dividends paid	(443.1)	(397.4)
Purchases of treasury shares	(649.5)	(453.2)
Proceeds from exercise of stock options	33.1	67.6

Net cash used in financing activities	(1,055.9)	(204.2)
Effect of exchange rate changes on cash and cash equivalents	(15.8)	(9.8)

Net increase in cash and cash equivalents	56.7	105.3
Cash and cash equivalents at beginning of period	319.6	265.3

Cash and cash equivalents at end of period	$376.3	$370.6

Supplemental Cash Flow Information
Income taxes paid	$439.1	$449.5

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	September 30, 2005	December 31, 2004
Raw materials and supplies	$214.7	$212.4
Work-in-process	41.2	37.3
Finished goods	634.5	595.8

	$890.4	$845.5

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation, minimum pension liability adjustments and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended September 30, 2005 and 2004 was $367.9 and $406.6, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $1,035.6 and $1,070.0, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$347.2			$329.0
Preferred dividends	(7.1)			(6.3)

Basic EPS	340.1	518.8	$0.66	322.7	530.8	$0.61

Stock options and restricted stock		3.7			3.9
Convertible preference stock	7.1	31.8		6.3	34.1

Diluted EPS	$347.2	554.3	$0.63	$329.0	568.8	$0.58

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$990.2			$1,041.4
Preferred dividends	(20.8)			(19.4)

Basic EPS	969.4	521.6	$1.86	1,022.0	531.7	$1.92

Stock options and restricted stock		3.7			4.2
Convertible preference stock	20.8	32.5		19.4	34.7

Diluted EPS	$990.2	557.8	$1.78	$1,041.4	570.6	$1.83

6.	Stock-Based Compensation

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$347.2	$329.0	$990.2	$1,041.4
Deduct: pro forma stock option compensation expense, net of tax	11.5	10.8	32.0	32.3

Pro forma net income	$335.7	$318.2	$958.2	$1,009.1

Earnings per share:
Basic – as reported	$0.66	$0.61	$1.86	$1.92
Basic – pro forma	0.63	0.59	1.80	1.86
Diluted – as reported	0.63	0.58	1.78	1.83
Diluted – pro forma	0.61	0.56	1.72	1.77

The Company is in the process of evaluating the impact of SFAS 123R, including assessing the impact of employee retirement provisions, which will result in increased compensation expense upon adoption. The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method.

7.	Acquisitions and Divestitures

In August 2005, the Company sold its North American heavy-duty laundry detergent brands to Phoenix Brands LLC. The transaction includes the sale of the detergent brands Fab, Dynamo, Artic Power, ABC, Cold Power and Fresh Start, and the license of the Ajax brand for laundry detergents, in the U.S., Canada and Puerto Rico. The sale resulted in a gain of $93.1 ($60.6 aftertax). These North American laundry detergent brands account for approximately one percent of the Company’s annual Net sales.

The Company increased its ownership interests in certain overseas subsidiaries during 2005 at a cost of $38.5, primarily in its Malaysia subsidiary from 85% to 100%.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

As detailed below, the Company incurred $39.8 ($29.9 aftertax) of charges in connection with restructuring activity in the third quarter of 2005.

	Three Months Ended September 30, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at June 30, 2005	$36.4	$—	$—	$1.5	$37.9
Charges	13.8	19.0	0.6	6.4	39.8
Cash payments	(20.5)	—	—	(2.5)	(23.0)
Non-cash activity	—	(19.0)	(0.6)	(3.8)	(23.4)
Foreign exchange	(0.1)	—	—	—	(0.1)

Restructuring accrual at September 30, 2005	$29.6	$—	$—	$1.6	$31.2

Charges in the period relate to restructuring activities in Europe (36%), North America (44%), Latin America (6%), Asia/Africa (9%), Pet Nutrition (1%) and Corporate (4%) and are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($25.7), Selling, general and administrative expenses ($0.5) and Other (income) expense, net ($13.6).

In the nine months ended September 30, 2005, the Company incurred $125.5 ($103.2 aftertax) of charges in connection with restructuring activity, as detailed below.

	Nine Months Ended September 30, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	28.4	49.8	28.5	18.8	125.5
Cash payments	(36.6)	—	—	(10.3)	(46.9)
Non-cash activity	—	(49.8)	(28.5)	(7.2)	(85.5)
Foreign exchange	(3.9)	—	—	(0.1)	(4.0)

Restructuring accrual at September 30, 2005	$29.6	$—	$—	$1.6	$31.2

Charges in the period relate to restructuring activities in Europe (57%), North America (24%), Latin America (3%), Asia/Africa (12%), Pet Nutrition (1%) and Corporate (3%) and are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($59.5), Selling, general and administrative expenses ($0.5) and Other (income) expense, net ($65.5).

Since the inception of the 2004 Restructuring Program in December 2004 through September 30, 2005, the Company has incurred total charges of $194.2 ($151.2 aftertax) in connection with the implementation of various projects under this program. The majority of costs incurred to date relate to the following significant projects: the consolidation of toothpaste production in Europe and the related plant closing in the United Kingdom; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada, and Kansas City; and a realignment of the sales and administrative functions in Germany.

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

In October 2005, the Company announced its intention to phase down production at its Jeffersonville, Indiana plant over the next two years with all production expected to cease by January 2008. The plan calls for transferring production of the Company’s Colgate Total toothpaste to a state of the art facility to be built at a U.S. location yet to be determined and the relocation of other production and administrative services currently performed at Jeffersonville to other facilities.

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months
	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Service cost	$9.5	$10.5	$4.1	$4.8	$3.9	$2.5
Interest cost	16.2	18.7	7.6	7.5	8.5	6.0
Annual ESOP allocation	—	—	—	—	(5.0)	(4.0)
Expected return on plan assets	(18.8)	(20.5)	(5.2)	(4.9)	(0.2)	—
Amortization of transition/prior service costs	0.8	0.7	0.3	0.2	(0.1)	(0.1)
FAS 88 pension charges	14.2	—	10.6	—	—	—
Amortization of actuarial loss	6.3	6.0	1.4	0.9	3.4	1.9

Net periodic benefit cost	$28.2	$15.4	$18.8	$8.5	$10.5	$6.3

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Nine Months
	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Service cost	$35.4	$32.9	$15.5	$14.3	$9.9	$6.5
Interest cost	57.1	56.8	26.0	22.9	21.5	16.7
Annual ESOP allocation	—	—	—	—	(12.2)	(9.8)
Expected return on plan assets	(67.6)	(62.6)	(18.6)	(16.0)	(0.6)	—
Amortization of transition/prior service costs	2.5	2.3	0.9	0.3	(0.5)	(0.5)
FAS 88 pension charges	14.2	—	10.6	—	—	—
Amortization of actuarial loss	19.8	18.4	4.8	3.6	7.2	3.3

Net periodic benefit cost	$61.4	$47.8	$39.2	$25.1	$25.3	$16.2

The Company recognized $24.8 of charges associated with the remeasurement of certain pension obligations as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” These charges were a result of the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S.

10.	Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the AJCA), which was enacted in October 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. During the third quarter of 2005, the Company approved a plan for the reinvestment and incremental repatriation of approximately $800 of foreign earnings and recorded an income tax charge of $36.5.

11.	Contingencies

The Company is contingently liable with respect to lawsuits, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. For these periods, the tax in connection with the challenged deductions is $103. Estimated incremental taxes related to the potential disallowances for subsequent periods could be an additional $8. While the Company believes that its tax position complies with applicable tax law and intends to defend its position, potential settlement discussions are underway as part of an administrative appeal process with the IRS with respect to this issue. It is the opinion of management that the ultimate disposition of this and other tax matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

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

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $90. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

12.	Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Oral, Personal and Home Care
North America	$653.4	$623.3	$1,895.2	$1,770.7
Latin America	669.0	566.7	1,908.9	1,652.6
Europe	705.5	689.3	2,084.3	1,915.1
Asia/Africa	509.6	465.8	1,494.7	1,401.0

Total Oral, Personal and Home Care	2,537.5	2,345.1	7,383.1	6,739.4
Pet Nutrition	374.3	350.6	1,109.2	1,041.5

Total Net Sales	$2,911.8	$2,695.7	$8,492.3	$7,780.9

Operating Profit
Oral, Personal and Home Care
North America	$140.6	$137.2	$412.7	$409.0
Latin America	171.9	151.8	514.3	469.9
Europe	140.6	135.0	414.9	395.8
Asia/Africa	77.2	72.0	232.9	235.1

Total Oral, Personal and Home Care	530.3	496.0	1,574.8	1,509.8
Pet Nutrition	98.9	86.8	299.7	281.6
Corporate	(24.9)	(45.1)	(236.5)	(137.6)

Total Operating Profit	$604.3	$537.7	$1,638.0	$1,653.8

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share; and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In June 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to de-emphasize heavy-duty detergents, the Company completed the sale of certain European and Latin American laundry detergent brands during 2003 and 2004, respectively, and completed the sale of the Company’s North American heavy-duty laundry detergent brands in the third quarter of 2005.

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

In the third quarter of 2005, Net sales grew 8.0% driven by strong volume growth of 5.0%. These gains were driven by new products and increased advertising and promotional support in key categories and markets. Net income for the third quarter of 2005 increased to $347.2, and earnings per common share increased to $0.63 per share on a diluted basis, compared with $329.0, and $0.58 per share, in the prior period. As discussed above, the Company sold its heavy-duty laundry detergent brands in North America during the third quarter, which resulted in a $60.6 aftertax gain. This gain was more than offset by $29.9 of aftertax charges related to the Company’s 2004 Restructuring Program, $36.5 of income tax expense for the incremental repatriation of foreign earnings related to the American Jobs Creation Act, and $16.7 of aftertax charges in connection with the remeasurement of certain pension obligations as required by SFAS 88. These items have been separately identified to enhance investors’ overall understanding of the Company’s ongoing operations and are useful for period over period comparisons of such operations. Refer to the table below for a summary of the impact of these items on operations.

Results of Operations

Worldwide sales were $2,911.8 in the third quarter of 2005. Sales increased 8.0% driven by unit volume gains of 5.0%, positive foreign exchange of 2.0% and 1.0% higher pricing. As noted above, this level of volume growth was supported by new products, increased promotional spending and higher levels of advertising. Excluding the divestment of the heavy-duty detergent business in North America, sales increased 8.5% on volume growth of 5.5%.

Third quarter sales in the Oral, Personal and Home Care segment were $2,537.5, up 8.0% from 2004 on 5.0% volume growth, a 2.5% positive impact of foreign exchange and 0.5% higher pricing. Excluding the divestment of the heavy-duty detergent business in North America, sales increased 9.0% on volume growth of 6.0%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Colgate-North America sales increased 5.0% in the third quarter of 2005 to $653.4 on 3.5% volume growth, a 1.0% positive impact of foreign exchange and 0.5% higher pricing. Excluding the divestment of the North American heavy-duty detergent business, sales increased 7.5% on volume growth of 6.0%. Key categories continuing to gain market share year to date versus prior year include toothpaste, manual and powered toothbrushes, hand dishwashing liquid, bar soap and fabric conditioners. In oral care, strong testimonial advertising for Colgate Total toothpaste, combined with growth in Colgate Max Fresh toothpaste and Colgate 360° manual toothbrush contributed to the sales increase. New products contributing to growth in other categories include Palmolive Oxy Plus dishwashing liquid, Irish Spring MicroClean bar soap and Fabuloso Orange Burst liquid cleaner. North American operating profit increased 2% to $140.6 compared to the third quarter of 2004 as strong volume growth offset increased advertising, higher freight and raw and packaging material costs.

Colgate-Latin America sales increased 18.0% in the third quarter of 2005 to $669.0 as a result of 5.5% volume growth, a 7.5% positive impact of foreign exchange and 5.0% higher pricing. Nearly every country in the region contributed to the strong volume gains led by Brazil, Venezuela, Argentina, Central America and Mexico. Sales increases were higher in oral care, driven by new products, including Colgate Max Fresh, Colgate Sensitive and Colgate Triple Action Spearmint toothpastes and Colgate MicroSonic battery-powered toothbrush, as well as the relaunch of Colgate Total toothpaste. New products succeeding in other categories are Palmolive Nutri-Milk and Protex Oats bar soaps, Palmolive Hydra Natura hand and body lotion, and Lady Speed Stick and Speed Stick multiform deodorants. Operating profit in Latin America increased 13% to $171.9 compared to the third quarter of 2004 driven by sales growth and higher gross profit margins, partially offset by an increased level of advertising.

Colgate-Europe third quarter sales increased 2.5% to $705.5 on volume gains of 4.5%, offset by a 2.0% reduction in net selling prices. Volume gains were achieved in the United Kingdom, Denmark, Holland, Spain, Ireland, GABA, Russia, Turkey, Ukraine, Adria, Romania, Poland, the Baltic States and Czech Republic. Oral care growth was driven by new products and strong sales of Colgate Total and Colgate Sensitive toothpastes. Successful new products included Colgate Sensitive Plus Whitening, Colgate Oxygen and Colgate Max Fresh toothpastes, Colgate 360° manual toothbrush, Colgate Smiles line of manual toothbrushes for kids and Colgate MicroSonic battery-powered toothbrush. Recent innovations contributing to gains in other categories include Palmolive Olive shower gel, bath foam and liquid hand soap, Palmolive Thermal Spa shower gel and body scrub and Ajax Professional Degreaser spray cleaner. Operating profit in Europe grew 4% to $140.6 compared to the third quarter of 2004, due to sales growth, higher gross margins and the impact of cost-saving initiatives, which more than offset increased advertising.

Colgate-Asia/Africa third quarter sales increased 9.5% to $509.6 on volume gains of 7.0% and positive foreign exchange of 2.5%. Healthy volume gains were achieved in China, India, Hong Kong, Philippines, Malaysia, Australia, Taiwan, South Africa and Zimbabwe. Successful new products driving oral care growth include Colgate Max Fresh and Darlie Tea Care toothpaste, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. New products contributing to growth in other categories throughout the region include Palmolive Aroma Creme shower gel and liquid hand soap, Palmolive Naturals Sun Care bar soap and Palmolive Aromatherapy Shampoo. Operating profit in Asia/Africa increased 7% to $77.2 compared to the third quarter of 2004 driven by sales growth and higher gross margins, partially offset by increased advertising.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition sales increased 7.0% to $374.3 on unit volume gains of 4.0%, net selling price increases of 1.5% and positive foreign exchange of 1.5%. Innovative new products contributing to growth in the U.S. specialty retail channel during the quarter include Science Diet Canine Lamb & Rice Large Breed, Science Diet Canine Small Bites and Science Diet Indoor Cat pet foods. In the U.S. veterinary channel, sales of new Prescription Diet Canine j/d continue to exceed expectations. Internationally, growth was strong led by Australia, Taiwan, Korea, South Africa, Spain, Russia, Belgium and Finland. New products driving this growth include Science Diet Canine Senior Large Breed, Prescription Diet Canine j/d, Prescription Diet Canine z/d and Prescription Diet Feline z/d. Operating profit grew 14% to $98.9 reflecting the impact of sales growth and higher gross profit margins.

Worldwide sales were $8,492.3 in the first nine months of 2005 up 9.0% from the comparable period in 2004 as volume rose 6.5% and foreign exchange had a positive impact of 2.5%. The June 2004 acquisition of GABA had a 1.0% impact on worldwide sales and volume growth for the period. Excluding the divestment of certain detergent businesses in Latin America and the heavy-duty detergent business in North America, sales increased 9.5% on volume growth of 7.0%.

Sales as reported in the Oral, Personal and Home Care segment for the nine months ended September 30, 2005 were $7,383.1, up 9.5% from the comparable period in 2004 on 7.0% volume growth and a 2.5% positive impact of foreign exchange. Excluding the divestment of certain detergent businesses in Latin America and the heavy-duty detergent business in North America, sales increased 10.0% on volume growth of 7.5%. Within this segment, Colgate-North America sales increased 7.0% on volume growth of 6.0% (8.0% on volume growth of 7.0%, excluding the impact of divestment), Colgate-Latin America sales increased 15.5% on volume growth of 7.5% (16.5% on volume growth of 8.5%, excluding the impact of divestments), Colgate-Europe sales increased 9.0% on volume growth of 8.0% (including a 5.5% sales and volume growth impact from GABA), and Colgate-Asia/Africa sales increased 6.5% on volume growth of 5.5%.

Sales at Hill’s Pet Nutrition for the nine months ended September 30, 2005 increased 6.5% to $1,109.2 on volume growth of 3.5%, net selling price increases of 1.0% and positive foreign exchange of 2.0%.

Operating profit (loss) for the Corporate segment decreased to ($24.9) in the third quarter of 2005 from ($45.1) in 2004 and increased to ($236.5) in the first nine months of 2005 from ($137.6) in 2004. The changes period over period are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
2004 Restructuring Program	$(39.8)	$—	$(125.5)	$—
Gain on sale of non-core product lines	93.1	—	93.1	26.7
FAS 88 pension charges	(24.8)	—	(24.8)	—
Other Corporate	(53.4)	(45.1)	(179.3)	(164.3)

Corporate Operating profit (loss)	$(24.9)	$(45.1)	$(236.5)	$(137.6)

Pretax restructuring charges related to the Company’s 2004 Restructuring Program were $39.8 and $125.5 for the three and nine months ended September 30, 2005, respectively. For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 8, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Consistent with the Company’s business prioritization strategy, the Company sold its heavy-duty laundry detergent brands in North America resulting in a pretax gain of $93.1 for the three and nine months ended September 30, 2005. Corporate operating expenses for the nine months ended September 30, 2004 were reduced by a gain of $26.7 related to the sale of the Company’s detergent brands in Ecuador and Peru, the impact of which was largely offset in 2004 by charges in the operating divisions. Additionally, Corporate operating expenses for the three and nine months ended September 30, 2005 were increased by $24.8 due to the remeasurement of certain pension obligations as required by SFAS 88.

To enhance investors’ overall understanding of the Company’s ongoing operations and to allow useful period over period comparisons of such operations, the table below separately identifies the items previously discussed in the Executive Overview and where they are recorded on the Company’s Condensed Consolidated Statements of Income.

	Three Months Ended September 30, 2005
	2004 Restructuring Program	North American Detergent Sale	FAS 88 Pension Charges	Tax on Incremental Remittances	Total
Gross profit	$(25.7)	$—	$—	$—	$(25.7)
Selling, general and administrative expenses	0.5	—	—	—	0.5
Other (income) expense, net	13.6	(93.1)	24.8	—	(54.7)
Operating profit	(39.8)	93.1	(24.8)	—	28.5
Provision for income taxes	(9.9)	32.5	(8.1)	36.5	51.0
Net income	(29.9)	60.6	(16.7)	(36.5)	(22.5)

	Nine Months Ended September 30, 2005
	2004 Restructuring Program	North American Detergent Sale	FAS 88 Pension Charges	Tax on Incremental Remittances	Total
Gross profit	$(59.5)	$—	$—	$—	$(59.5)
Selling, general and administrative expenses	0.5	—	—	—	0.5
Other (income) expense, net	65.5	(93.1)	24.8	—	(2.8)
Operating profit	(125.5)	93.1	(24.8)	—	(57.2)
Provision for income taxes	(22.3)	32.5	(8.1)	36.5	38.6
Net income	(103.2)	60.6	(16.7)	(36.5)	(95.8)

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Worldwide gross profit margin declined to 54.2% in the third quarter of 2005 from 54.8% in 2004 and declined to 54.4% in the first nine months of 2005 from 55.3% in 2004. The reduction in gross profit is driven primarily by costs associated with the Company’s ongoing restructuring program. As noted above, restructuring charges of $25.7 and $59.5 for the three and nine months ended September 30, 2005, respectively, which related to accelerated depreciation and certain employee retention payments under the 2004 Restructuring Program, were included in Cost of sales. These charges reduced gross profit margin by approximately 90 basis points (bps) and 70-bps for the three and nine months ended September 30, 2005, respectively. The third quarter and first nine months of 2005 continue to reflect high raw and packaging material costs. However, in the third quarter of 2005, this cost was offset by the impact of higher pricing, the Company’s shift toward higher margin oral care products and cost-savings programs.

Selling, general and administrative expenses as a percentage of sales increased slightly to 34.6% in the third quarter of 2005 from 34.5% in 2004 and increased to 34.3% for the first nine months of 2005 from 33.7% in 2004. The Company continues to benefit from its cost-savings programs. Selling, general and administrative expenses for the third quarter of 2005 increased 10-bps, after absorbing increases in advertising (70-bps) and selling and marketing (20-bps). Selling, general and administrative expenses for the first nine months of 2005 increased 60-bps, after absorbing increases in advertising (50-bps), shipping and handling (30-bps) and selling and marketing costs (20-bps). Advertising increased by 15% to $327.9 as compared with $285.2 in 2004 and increased 15% to $887.2 as compared with $773.1 in 2004 in the three and nine months ended September 30, 2005, respectively.

Other (income) expense, net decreased $43.6 to ($33.7) in the third quarter of 2005 as compared with $9.9 in 2004 and increased $47.2 to $71.8 in the first nine months of 2005 from $24.6 in 2004. As noted above, the changes period over period were primarily driven by restructuring charges, gains on sales of certain non-core brands and charges relating to the remeasurement of certain pension obligations. Additionally, Other (income) expense, net was higher in the nine months ended September 30, 2005 as compared with 2004 as a result of approximately $14 of losses on foreign currency contracts. These losses were principally due to declines in the fair value of foreign denominated deposits which are economic hedges of certain foreign currency debt but do not qualify for hedge accounting.

Operating profit increased 12% to $604.3 in the third quarter of 2005 from $537.7 in 2004, a level of 20.8% of sales compared to 19.9% in the third quarter of 2004. Operating profit decreased 1% to $1,638.0 in the first nine months of 2005 as compared to $1,653.8 in 2004, a level of 19.3% of sales compared to 21.3% in the first nine months of 2004. Operating profit as a percent of sales during the third quarter 2005 included a benefit of 100-bps related to the items highlighted in the table above. Operating profit during the first nine months of 2005 was negatively impacted by 70-bps related to these items. While Operating profit for the first nine months of 2004 included a gain of $26.7 related to the sale of certain non-core brands, the impact was largely offset by costs associated with the Company’s previous restructuring initiative and other cost reduction activities.

Interest expense, net of interest income, increased to $36.8 in the third quarter of 2005 as compared with $30.1 in 2004 and to $99.3 in the first nine months of 2005 as compared with $87.7 in 2004 due to higher interest rates during the period and higher average debt levels primarily to finance the GABA acquisition.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the third quarter of 2005 increased to 38.8% from 35.2% in 2004. The effective tax rate for the first nine months of 2005 increased to 35.6% compared with 33.5% in 2004. While the Company’s 2005 effective tax rate reflects benefits from global tax planning strategies, the higher tax rate in the three and nine months ended September 30, 2005 is primarily due to the impact of the Company’s 2004 Restructuring Program, tax on the repatriation of foreign earnings and, to a lesser extent, the sale of the heavy-duty laundry detergent brands in North America and certain pension charges. The net impact of these items was an increase to the rate for the three and nine months ended September 30, 2005 by 740-bps (from 31.4% to 38.8%) and 360-bps (from 32.0% to 35.6%), respectively.

The tax benefit derived from the charges incurred in the first nine months of 2005 for the 2004 Restructuring Program was at a rate of 17.8%. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved.

The American Jobs Creation Act of 2004 (the AJCA), which was enacted in October 2004, creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. During the third quarter of 2005, the Company approved a plan for the reinvestment and incremental repatriation of approximately $800 of foreign earnings and recorded an income tax charge of $36.5.

Net income for the third quarter of 2005 increased to $347.2, and earnings per common share increased to $0.63 per share on a diluted basis, compared with $329.0, and $0.58 per share, in the prior period. For the first nine months of 2005, Net income declined to $990.2, and earnings per common share decreased to $1.78 per share on a diluted basis as compared with $1,041.4, and $1.83 in 2004. As discussed above, the changes period over period were impacted by restructuring charges, gains on sales of certain non-core brands, income tax expense for the incremental repatriation of foreign earnings related to the American Jobs Creation Act and certain pension charges, the net of which was an aftertax charge of $22.5 ($0.04 per share) and $95.8 ($0.18 per share) in the third quarter and the first nine months of 2005, respectively.

Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations. For a table summarizing segment sales and operating profit, please refer to Note 12, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased to $1,305.4 in the first nine months of 2005, compared with $1,230.5 in the comparable period of 2004. The increase includes lower cash tax payments and working capital decreases. A portion of the decreased tax payments reflected in net cash provided by operations is attributable to tax payments in the first quarter of 2004 related to the sale of non-core brands. Working capital improved to 2.6% of sales as compared with 3.4% a year ago. The receivable days sales outstanding ratio and inventory days coverage ratio improved from the year ago period.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Investing activities during the first nine months of 2005 were primarily related to capital expenditures, which reflect a level slightly higher than the comparable period of 2004. For the full year 2005, capital expenditures are expected to be at the rate of 3.5% to 4% of sales. In addition, investing activities reflect $117.0 of proceeds from the sale of the Company’s North American heavy-duty laundry detergent brands in August 2005. The Company increased its ownership interests in certain overseas subsidiaries during 2005 at a cost of $38.5, primarily in its Malaysia subsidiary from 85% to 100%. Investing activities for the first nine months of 2004 reflect the Company’s acquisition of GABA.

Financing activities used $1,055.9 of cash during the first nine months of 2005 compared with $204.2 of cash during the first nine months of 2004. Financing activities during the first nine months of 2004 reflect an increased level of proceeds associated with borrowings related to the GABA acquisition. Financing activities also reflect increases in the common stock dividend payments to $0.82 per share during the first nine months of 2005 from $0.72 per share in the first nine months of 2004 as well as higher share repurchases associated with the share repurchase program authorized by the Board of Directors in October 2004.

Domestic and foreign commercial paper outstanding was $764.4 and $899.9 as of September 30, 2005 and 2004, respectively. The maximum commercial paper outstanding during the nine months ended September 30, 2005 and 2004 was $1,715 and $1,519, respectively. At September 30, 2005, $768 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit. In November 2005, the Company entered into a new five-year revolving credit facility of $1,500.0 with a syndicate of banks. The facility, which expires in November 2010, replaces existing credit facilities of $300.0 and $1,300.0 which were due to expire in December 2005 and May 2007, respectively.

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

COLGATE-PALMOLIVE COMPANY

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the 2004 Program(3)
July 1 through 31, 2005	939,979	$51.17	700,000	6,824,783
August 1 through 31, 2005	850,974	$52.60	850,000	5,974,783
September 1 through 30, 2005	775,042	$52.68	761,000	5,213,783

Total	2,565,995		2,311,000

(1)	Includes share repurchases under the Company’s 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 254,995 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs. These share repurchases were approved by the Board in October 2004.

(3)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that have been purchased under that program.

Item 5.	Other Information

On November 3, 2005 the Company entered into a new $1,500,000,000 Five Year Credit Agreement with a syndicate of banks. The facility, which expires in November 2010, replaced existing credit facilities in the amount of $300,000,000 and $1,300,000,000 which were due to expire in December 2005 and in May 2007, respectively.

Item 6.	Exhibits

Exhibit 10-A	U.S. $1,500,000,000 Five Year Credit Agreement dated as of November 3, 2005 among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Citigroup Global Markets Inc. as Arranger.

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant) Principal Executive Officer:

November 4, 2005	/S/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

November 4, 2005	/S/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

November 4, 2005	/S/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller