Form 10-K
period 2005-12-31
COLGATE PALMOLIVE CO
filed 2006-02-24
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes        No  X

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2005 (the last business day of the most recently completed second quarter) was approximately $25.6 billion.*

There were 515,356,385 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2006 Annual Meeting	Part III, Items 10 through 14
*	For purposes of this calculation only, Colgate-Palmolive Company Common Stock held by individuals who were directors of the Company as of June 30, 2005 has been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world. Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview”, “Results of Operations”, “Restructuring Activities”, “Liquidity and Capital Resources” and “Outlook” in Part II, Item 7 of this report.

(b) Financial Information about Industry Segments

Worldwide net sales and operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand throughout many parts of the world, including the U.S., according to value share data provided by ACNielsen. Colgate’s Oral Care products include toothpaste, toothbrushes, mouth rinses and dental floss, and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches in this segment include Colgate Max Fresh, Colgate Luminous, Colgate Total Plus Whitening, Colgate Propolis Whitening and Colgate Sensitive toothpastes, and Colgate 360° manual toothbrushes, Colgate MicroSonic battery-powered toothbrush and Colgate Smiles line for kids toothbrushes.

Colgate is a leader in many areas of the Personal Care market with several products including shower gels, shampoos, conditioners and deodorants and antiperspirants, as well as liquid hand soaps in which Colgate is the market leader in the U.S. Significant recent product launches include Palmolive Naturals shampoo and conditioner, Irish Spring Micro Clean and Protex Oats bar soaps and Lady Speed Stick 24/7 and Speed Stick 24/7 multiform deodorants.

Colgate manufactures and markets a wide array of products for Home Care. Major products include Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil soap. Colgate is a market leader in fabric conditioners, with leading brands including Suavitel in Latin America and Soupline in Europe. Significant recent product launches in Home Care include Palmolive with Bleach Alternative and Palmolive Oxy Plus dishwashing liquids and Fabuloso Orange Burst liquid cleaner.

Sales of Oral, Personal and Home Care products accounted for 38%, 23% and 26%, respectively, of total worldwide sales in 2005. Geographically, Oral Care is a significant part of the Company’s business in Asia/Africa, comprising approximately 56% of sales in that region for 2005. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Colgate, through its Hill’s Pet Nutrition segment, is the world leader in specialty pet nutrition products for dogs and cats with products marketed in 87 countries around the world. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for every day nutritional needs; and Prescription Diet, a range of therapeutic products sold by veterinarians to help nutritionally manage disease conditions in dogs and cats. Significant recent product launches and geographic expansions in this segment include Science Diet Puppy and Science Diet Kitten pet foods, Prescription Diet Canine j/d, Science Diet Canine Lamb & Rice Large Breed and Science Diet Indoor Cat pet foods. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide sales in 2005.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. Company spending related to research and development activities was $246.3 million, $229.2 million and $204.8 million during 2005, 2004 and 2003, respectively.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for as much as 10% of the Company’s sales.

Most raw and packaging materials are purchased from other companies and are available from several sources. For certain materials, however, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. No single raw or packaging material represents a significant portion of the Company’s total material requirements.

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

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection by all available means in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Kolynos, Sorriso, Elmex, Mennen, Protex, Softsoap, Irish Spring, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet in addition to several other regional trademarks. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Employees

At year-end, the Company employed approximately 35,800 employees.

Environmental Matters

It is the Company’s policy to fully comply with environmental rules and regulations. The Company has programs that are designed to ensure that its operations and facilities meet or exceed applicable rules and regulations. Capital expenditures for environmental control facilities totaled $15.6 million for 2005. For future years, expenditures are expected to be in the same range. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management of certain Eastern European countries, including Russia, was combined with Asia/Africa and management of South Pacific countries, including Australia, was transferred to Europe. Segment information will be reclassified during 2006 for all periods presented to reflect the following four reportable operating segments: North America, Latin America, Europe/South Pacific and Greater Asia/Africa. Financial information contained herein is based on the reportable segments as of and for the year ended December 31, 2005.

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

ITEM 1A.	RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.

We face risks associated with significant international operations

We operate on a global basis, with approximately 74% of our net sales coming from operations outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenue we receive from non-U.S. markets or increase our labor or supply costs in those markets,

•	political or economic instability or changing macroeconomic conditions in our major markets, and

•	changes in foreign or domestic legal and regulatory requirements resulting in the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls.

We monitor our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs. We cannot assure you, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements.

Significant competition in our industry could adversely affect our business

We face vigorous competition around the world, including from other large, multinational consumer product companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to:

•	the pricing of products,

•	promotional activities,

•	advertising, and

•	new product introductions.

We may be unable to anticipate the timing and scale of such activities or initiatives by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such activities and initiatives may affect our financial performance in the relevant period. Our ability to compete also depends on the strength of our brands, whether we can attract and retain key talent, and our ability to protect our patent, trademark and trade dress rights and to defend against related challenges brought by competitors. A failure to compete effectively could adversely affect our growth and profitability.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business

Our products are sold in a highly competitive global marketplace which is experiencing increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, especially in developed markets such as the U.S. and Europe, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees which could lead to reduced sales or profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and other conditions. In addition, private label brands sold by retail trade chains, which are typically sold at lower prices, are a source of competition for certain of our product lines.

The growth of our business depends on the successful development and introduction of new products

Our growth depends on the continued success of existing products, as well as the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can

•	develop and fund technological innovations,

•	receive and maintain necessary patent and trademark protection,

•	obtain governmental approvals and registrations of regulated products,

•	comply with Food and Drug Administration (FDA) and other governmental regulations, and

•	anticipate successfully consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

Rising material and other costs and our increasing dependence on key suppliers could adversely impact our profitability

Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, our move to global suppliers, to achieve cost reductions and simplify our business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time.

Our results could suffer if we do not implement our 2004 Restructuring Program according to our expectations

In December 2004, we commenced the 2004 Restructuring Program, a four-year restructuring and business-building program to enhance our global leadership position in our core businesses. This program presents significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations and business partners who may provide us manufacturing or administrative services. We cannot assure you that:

•	the 2004 Restructuring Program will be implemented in accordance with the planned timetable,

•	the actual charges incurred will not exceed the estimated charges, or

•	the full extent of the expected savings will be realized.

A failure to implement the 2004 Restructuring Program in accordance with our expectations could adversely affect our profitability.

Our business is subject to regulation in the U.S. and abroad

The manufacture and sale of consumer products is subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•	in the U.S., our products and the manufacture of our products are subject to regulation, by the Food and Drug Administration, as well as by the Consumer Product Safety Commission, and the Environmental Protection Agency,

•	also in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission,

•	we are also subject to regulation in the foreign countries in which we manufacture and sell our products and by state and local agencies in the U.S. that regulate in parallel to the above agencies, and

•	our selling practices are regulated by competition authorities both in the U.S. and abroad.

A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, injunctions or product recalls, or criminal sanctions, any of which could have a material adverse effect on our business.

We have obtained all required regulatory approvals to manufacture and sell our products. New or more restrictive regulations, however, could have an adverse impact on our business. For example, while the FDA has approved the use of triclosan in Colgate Total toothpaste, the use of triclosan in certain consumer products is under regulatory review in Europe and in certain other countries. Also, in the U.S., the FDA is examining the use of certain anti-microbials, including triclosan, in anti-microbial hand soaps. A finding by the FDA or an overseas regulatory authority that triclosan should not be used in certain consumer products could have an adverse impact on our business, as could negative reactions to triclosan from consumers, our trade customers or non-governmental organizations.

Our business is subject to the risks inherent in global manufacturing activities

As a company engaged in manufacturing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of key raw materials,

•	industrial accidents or other occupational health and safety issues,

•	environmental events,

•	strikes and other labor disputes,

•	disruptions in logistics,

•	loss or impairment of key manufacturing sites,

•	product quality or safety issues,

•	licensing requirements and other regulatory issues,

•	as well as natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for our manufacturing sites which are strategically located around the world, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business.

Acquisitions may not be successful

From time to time, we make strategic acquisitions, such as the June 2004 acquisition of GABA, a European oral care company. Acquisitions have inherent risks, including, but not limited to, whether we can:

•	successfully integrate the acquired business,

•	achieve projected synergies and performance targets, and

•	retain key personnel.

Depending on the significance of the acquisition, the failure to achieve expected synergies or projections could have an adverse effect on our results.

The risks described above are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the above risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases a total of 314 properties which include manufacturing, distribution, research and office facilities worldwide. Corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates 51 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment are located in Morristown, New Jersey; Jeffersonville, Indiana; Cambridge, Ohio; and Kansas City, Kansas. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Other research facilities are located in select overseas locations.

Overseas, the Company operates 263 properties, of which 79 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

We have announced plans to close or phase out production at certain of our facilities under the 2004 Restructuring Program. We also announced plans to build two new, state-of-the-art plants to produce toothpaste, one in the U.S. and Europe. For additional information on how the 2004 Restructuring Program will impact our properties, refer to “Restructuring Activities” in Part II, Item 7 of this report.

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

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $90 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $45 million at the current rate of exchange, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

French competition authorities have initiated an inquiry into potential competition law violations in France under the French Commercial Code and Article 81-1 of the Treaty of Rome involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. The Company intends to cooperate fully with the authorities in their inquiry. At this time, no formal claim for a fine or penalty has been made. The Company cannot at this time predict the financial impact of this matter.

For additional discussion of the Company’s legal proceedings refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of February 22, 2006:

Name	Age	Date First Elected Officer	Present Title
Reuben Mark	67	1974	Chairman of the Board and Chief Executive Officer
Ian M. Cook	53	1996	President and Chief Operating Officer
Javier G. Teruel	55	1996	Vice Chairman
Stephen C. Patrick	56	1990	Chief Financial Officer
Andrew D. Hendry	58	1991	Senior Vice President General Counsel and Secretary
Michael J. Tangney	61	1993	Executive Vice President President, Colgate-Latin America
Dennis J. Hickey	57	1998	Vice President and Corporate Controller
Robert C. Wheeler	64	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Ronald T. Martin	57	2001	Vice President Global Business Practices and Corporate Social Responsibility
John J. Huston	51	2002	Vice President Office of the Chairman
Franck J. Moison	52	2002	President, Colgate-Europe/South Pacific
Delia H. Thompson	56	2002	Vice President, Investor Relations
Philip A. Berry	56	2003	Vice President Global Workplace Initiatives
Edward J. Filusch	58	2003	Vice President and Corporate Treasurer
Fabian T. Garcia	46	2003	President, Colgate-Greater Asia
Edmund D. Toben	57	2003	Chief Information Officer
Daniel B. Marsili	45	2005	Vice President Global Human Resources
Hector I. Erezuma	61	2005	Vice President, Taxation

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

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 67 of this report; the information under “Capital Stock and Stock Compensation Plans” in Note 8 to the Consolidated Financial Statements; and the “Number of common shareholders of record” and “Cash dividends declared and paid per common share” under the caption “Historical Financial Summary” included on page 68 of this report.

Issuer Purchases of Equity Securities

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in October 2004 (the 2004 Program). Under the 2004 Program, the Company was authorized to purchase up to 20 million shares of the Company’s common stock through December 31, 2005. As the Company had not repurchased the full amount authorized under the 2004 Plan, in December 2005 the Board extended the term of the 2004 Plan through March 31, 2006. The Board’s October 2004 authorization also authorized share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2005:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the 2004 Program(3)
October 1 through 31, 2005	818,388	$52.42	780,000	4,433,783
November 1 through 30, 2005	944,807	$53.24	940,000	3,493,783
December 1 through 31, 2005	1,011,052	$55.45	1,010,000	2,483,783

Total	2,774,247		2,730,000

(1)	Includes share repurchases under the Company’s 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 44,247 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs. Such share repurchases were approved by the Board in October 2004.
(3)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that were purchased under that program.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 68 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In June 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to prioritize higher margin businesses, the Company divested its North American and Southeast Asian heavy-duty laundry detergent brands in the third and fourth quarter of 2005, respectively, and certain Latin American and European laundry detergent brands during 2004 and 2003, respectively.

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates the rationalization of approximately one-third of its manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce

(Dollars in Millions Except Per Share Amounts)

reduction. The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). Savings are projected to be in the range of $325-$400 ($250-$300 aftertax) annually by 2008.

Given the continued competitive marketplace and high raw and packaging material and energy costs, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2004 Restructuring Program along with the Company’s other ongoing cost-savings and growth initiatives are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

Results of Operations

Net Sales

Worldwide sales were $11,396.9 in 2005. Sales increased 7.5% driven by volume gains of 5.5%, an increase in net selling prices of 0.5% and a positive foreign exchange impact of 1.5%. The June 2004 acquisition of GABA contributed 1.0% to worldwide sales and volume growth. Excluding the divestment of non-core product lines, sales increased 8.5% on volume growth of 6.5%.

Sales in the Oral, Personal and Home Care segment were $9,876.7, up 8.0% from 2004 on volume growth of 5.5%, increases in net selling prices of 0.5% and a 2.0% positive impact of foreign exchange. Excluding divestments, sales in this segment increased 9.0% on volume growth of 6.5%.

Sales in Pet Nutrition grew 6.0% to $1,520.2, driven by volume growth of 4.0%, an increase in net selling prices of 1.5% and positive foreign exchange of 0.5%.

In 2004, worldwide sales increased 7.0% to $10,584.2 on volume growth of 5.5%, a decrease in net selling prices of 1.5% and a positive foreign exchange impact of 3.0%.

Gross Profit

Gross profit margin was 54.4% in 2005, 55.1% in 2004 and 55.0% in 2003. The reduction in gross profit during 2005 is driven primarily by costs associated with the Company’s ongoing 2004 Restructuring Program. Restructuring charges of $100.2, which related to accelerated depreciation and certain employee termination benefits under the 2004 Restructuring Program, were included in Cost of sales. These charges reduced gross profit margin by approximately 90 basis points (bps) for the year ended 2005. The benefits from higher pricing, the Company’s shift towards higher margin oral care products and cost-saving programs in 2005 more than offset the impact of higher raw and packaging material costs. The increase in 2004 from the 2003 level was driven by the Company’s focus on its high margin oral and personal care businesses, savings from global sourcing, the regionalization of manufacturing facilities and other cost-reduction initiatives, despite an increase in worldwide materials costs.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 34.4% in 2005, 34.2% in 2004 and 33.3% in 2003. Advertising expense increased by 12% in 2005, an increase of 40 bps as a percent of sales, on top of a 10% increase in 2004. Included in Selling, general and administrative expenses is advertising spending of $1,193.6, $1,063.0 and $965.6 in 2005, 2004 and 2003, respectively, supporting new product

(Dollars in Millions Except Per Share Amounts)

launches and helping increase market shares throughout the world. Despite the 40 bps increase in advertising, Selling, general and administrative expenses as a percentage of sales in 2005 only increased by a net 20 bps as ongoing cost-savings programs more than offset increases in shipping and handling costs (30 bps) and selling and marketing costs (10 bps). The increase as a percent of sales in 2004 as compared with 2003 resulted from increases in advertising spending (30 bps), selling and marketing costs (30 bps) and shipping and handling costs (20 bps).

Other (Income) Expense, Net

Other (income) expense, net was $69.2, $90.3 and ($15.0) in 2005, 2004 and 2003, respectively. The components of Other (income) expense, net are presented below:

	2005	2004	2003
Minority interest	$55.3	$47.9	$45.2
Amortization of intangible assets	15.6	14.3	12.3
Equity (income)	(2.0)	(8.5)	(0.3)
Gains on sales of non-core product lines, net	(147.9)	(26.7)	(107.2)
2004 Restructuring Program	80.8	65.3	—
2003 restructuring activities	—	2.8	59.3
Pension and other postretirement charges	34.0	—	—
Investment losses (income)	19.7	(8.7)	(39.6)
Other, net	13.7	3.9	15.3

	$69.2	$90.3	$(15.0)

Other (income) expense, net in 2005 included a gain of $147.9 on the sale of heavy-duty laundry detergent businesses in North America and Southeast Asia, which was partially offset by charges related to the Company’s 2004 Restructuring Program of $80.8 and pension and other postretirement charges of $34.0. The charges associated with certain pension and other postretirement obligations were primarily a result of the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. as required by Statement of Financial Accounting Standard (SFAS) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88).

Investment losses (income) consists primarily of gains and losses on foreign currency contracts, which are economic hedges of certain foreign currency debt, but do not qualify for hedge accounting.

Other (income) expense, net in 2004 included charges of $65.3 related to the Company’s 2004 Restructuring Program and a gain of $26.7 on the sale of certain detergent businesses in Latin America. Other (income) expense, net in 2003 included gains of $107.2 related to the sale of non-core brands partially offset by $59.3 of costs related to the regionalization of manufacturing facilities.

Operating Profit

In 2005, Operating profit increased 4% to $2,215.0 after a 2% decline in 2004 to $2,122.1 from $2,166.0 in 2003. All years presented benefited from sales growth and cost-savings initiatives. The gain on sale of non-core product lines recognized in 2005 and 2004 was more than offset by pretax restructuring charges related to the Company’s 2004 Restructuring Program of $182.8 and $68.7 in 2005 and 2004, respectively, as well as other business realignment costs of $19.7 in 2004. For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

Interest Expense, Net

Interest expense, net was $136.0 in 2005 compared with $119.7 in 2004 and $124.1 in 2003. Higher interest rates and higher average debt levels primarily to finance the GABA acquisition have resulted in increased interest expense in 2005. In 2004 low interest rates allowed the Company to lower its interest expense despite increased debt levels resulting from the GABA acquisition.

Income Taxes

The effective income tax rate was 35.0% in 2005 versus 33.7% in 2004 and 30.4% in 2003. The higher tax rate in 2005 is due to $40.9 of income taxes (200 bps) for the incremental repatriation of $780 of foreign earnings related to the American Jobs Creation Act of 2004 (the AJCA) as well as the impact (130 bps) of the lower effective benefit rate on charges incurred in connection with the Company’s 2004 Restructuring Program. These increases were partially offset by the Company’s global tax planning strategies which are reflected principally in overseas earnings being taxed at lower rates.

The increase in 2004 is due in part to changes in the mix of income in foreign tax rate jurisdictions and increased costs of remittances, while the effective tax rate was reduced in 2003 through the realization of tax credits and incentives, and as a result of global tax planning strategies including overseas asset revaluations.

The impact of the 2004 Restructuring Program on the effective income tax rate for an individual period will depend upon the projects and the related tax jurisdictions involved. Since the majority of restructuring costs have been incurred in low tax jurisdictions, the tax benefit derived from the charges incurred in 2005 and 2004 for the 2004 Restructuring Program was at a rate of 20.6% and 30.1%, respectively. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

For additional information refer to Note 11 to the Consolidated Financial Statements.

Net Income

Net income was $1,351.4 in 2005 or $2.43 per share on a diluted basis compared with $1,327.1 in 2004 or $2.33 per share and $1,421.3 in 2003 or $2.46 per share. As discussed above, Net income in 2005 was impacted by a net aftertax charge of $115.2 ($0.21 per share) resulting from restructuring charges, gains on sales of certain non-core brands, income tax expense for the incremental repatriation of foreign earnings related to the AJCA and certain pension charges. Net income in 2004 includes an aftertax charge of $48.0 ($0.09 per share) associated with the initial phase of the 2004 Restructuring Program.

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

(Dollars in Millions Except Per Share Amounts)

Worldwide Net Sales by Business Segment and Geographic Region

	2005	2004	2003
Oral, Personal and Home Care
North America(1)	$2,509.8	$2,378.7	$2,356.2
Latin America	2,623.8	2,266.0	2,179.5
Europe	2,739.4	2,621.3	2,304.1
Asia/Africa	2,003.7	1,885.1	1,747.5

Total Oral, Personal and Home Care	9,876.7	9,151.1	8,587.3
Pet Nutrition(2)	1,520.2	1,433.1	1,316.1

Net Sales	$11,396.9	$10,584.2	$9,903.4

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,124.2, $2,000.3 and $1,986.9 in 2005, 2004 and 2003, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $818.1, $781.0 and $752.8 in 2005, 2004 and 2003, respectively.

Worldwide Operating Profit by Business Segment and Geographic Region

	2005	2004	2003
Oral, Personal and Home Care
North America	$545.7	$530.1	$547.4
Latin America	698.0	627.7	613.3
Europe	547.3	539.0	488.2
Asia/Africa	318.0	310.1	280.7

Total Oral, Personal and Home Care	2,109.0	2,006.9	1,929.6
Pet Nutrition	412.8	389.7	371.0
Corporate	(306.8)	(274.5)	(134.6)

Operating Profit	$2,215.0	$2,122.1	$2,166.0

North America

Net sales in North America increased 5.5% to $2,509.8 on volume gains of 4.0%, positive foreign exchange of 1.0% and increases in net selling prices of 0.5%. Net sales, excluding the divested heavy-duty laundry detergent business in North America, increased 8.0% on volume gains of 6.5%. Products which contributed to the growth in Oral Care included Colgate Total, Colgate Luminous and Colgate Max Fresh toothpastes and Colgate 360° manual toothbrush. New products which contributed to growth in other categories include Ajax Ruby Red Grapefruit and Palmolive Oxy Plus dish liquids, Irish Spring MicroClean bar soap, and Softsoap Kitchen Fresh Hands and Softsoap Shea Butter liquid hand soaps. In 2004, Net sales in North America increased 1.0% to $2,378.7 on volume gains of 2.5%, positive foreign exchange of 1.0% and declines in net selling prices of 2.5%.

Operating profit in North America increased 3% to $545.7 in 2005 as increased sales were partially offset by declines in gross profit margin reflecting increased raw and packaging material costs. In 2004, Operating profit in North America declined 3% to $530.1 due to increased shipping and handling costs and declines in gross profit margin reflecting increased commercial investment and higher raw material costs.

Latin America

Net sales in Latin America increased 16.0% to $2,623.8 as a result of 7.0% volume growth, increases in net selling prices of 4.0% and a positive foreign exchange impact of 5.0%. Net sales, excluding divested detergent

(Dollars in Millions Except Per Share Amounts)

businesses in Ecuador and Peru, increased 16.5% on volume gains of 7.5%. Sales growth was strong in Venezuela, Brazil, Mexico, the Dominican Republic, Central America, Colombia and Argentina. New products which contributed to these gains include Colgate Max Fresh and Colgate Sensitive toothpastes and the relaunch of Colgate Total toothpaste. Other new products which drove growth in Latin America are Colgate MicroSonic battery-powered toothbrush, Colgate Smiles line of manual toothbrushes for kids, Palmolive Nutri-Milk and Protex Oats bar soaps, and Lady Speed Stick and Speed Stick multiform deodorants. In 2004, Net sales in Latin America increased 4.0% to $2,266.0 on 6.0% volume growth, increases in net selling prices of 1.5% and a negative foreign exchange impact of 3.5%.

Operating profit in Latin America increased 11% to $698.0 in 2005 despite an increased level of advertising, reflecting increased sales and gross profit margins and a positive impact from foreign exchange. In 2004, Operating profit in Latin America increased 2% to $627.7 reflecting increased sales and gross profit margins partially offset by higher advertising spending and shipping and handling costs.

Europe

Net sales in Europe increased 4.5% to $2,739.4 on 6.0% volume growth, a 0.5% positive impact of stronger currencies, and a 2.0% decline in net selling prices. Excluding divestments, net sales increased 5.0% on volume gains of 6.5%. The June 2004 acquisition of GABA contributed 4.0% to European sales and volume growth. Volume gains achieved at GABA and in the United Kingdom, Ireland, Denmark, Spain, Russia, Turkey, Ukraine, Romania, the Adria region, Poland and the Baltic States more than offset challenging economic conditions in Italy, France and Germany. New products which contributed to these gains include Colgate Sensitive Plus Whitening, Colgate Oxygen and Colgate Max Fresh toothpastes, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. Growth in the region was also driven by strong sales of Colgate Total, Colgate Cavity Protection Extra Mint and Colgate Sensitive toothpastes and Colgate Smiles line of manual toothbrushes for kids. Products contributing to growth in other categories include Palmolive Naturals with Olive Milk, Palmolive Thermal Spa Firming shower gels, Palmolive Naturals with Olive Milk shower gel and liquid hand soap, Ajax Professional Degreaser spray cleaner and Lady Speed Stick and Speed Stick multiform deodorants. In 2004, Net sales in Europe increased 14.0% to $2,621.3 on 8.0% volume growth, a 9.0% positive impact of stronger currencies, and a 3.0% decline in net selling prices.

Operating profit in Europe increased 2% to $547.3 in 2005 and 10% to $539.0 in 2004 reflecting in both years volume growth and increased gross profit margins partially offset by an increased level of advertising. Additionally, operating profit in 2004 benefited from stronger currencies.

Asia/Africa

Net sales in Asia/Africa increased 6.5% to $2,003.7 on 6.0% volume growth, a 1.5% positive impact of foreign exchange and a 1.0% decline in net selling prices. Volume gains were achieved in Taiwan, China, India, Hong Kong, Malaysia, Australia and South Africa. New products which contributed to the oral care growth include Colgate Max Fresh and Colgate Vitamin C Fresh toothpastes, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. New products which contributed to growth in other categories throughout the region include Palmolive Aroma Creme shower gel and liquid hand soap, Protex Sun Care bar soap and Palmolive Naturals shampoo and conditioner. In 2004, Net sales in Asia/Africa increased 8.0% to $1,885.1 on 7.0% volume growth, a 5.5% positive impact of foreign exchange and a 4.5% decline in net selling prices.

Operating profit grew 3% in Asia/Africa to $318.0 in 2005 as a result of volume growth, which more than offset an increased level of advertising and higher shipping and handling costs. In 2004, Operating profit in Asia/Africa increased 10% to $310.1 driven by volume gains and higher gross profit margins as well as strong foreign currencies.

(Dollars in Millions Except Per Share Amounts)

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 6.0% to $1,520.2, driven by volume growth of 4.0%, an increase in net selling prices of 1.5% and positive foreign exchange of 0.5%. Innovative new products which contributed to growth in the U.S. specialty retail channel included Science Diet Canine Lamb & Rice Large Breed, Science Diet Canine Lamb & Rice Small Bites and Science Diet Indoor Cat pet foods. In the U.S. veterinary channel products which contributed to growth were Prescription Diet Canine j/d, a new wet form of Prescription Diet Canine z/d and Prescription Diet Feline z/d and the relaunch of Prescription Diet d/d (Canine and Feline) with an upgraded formulation. Internationally, growth was strong led by Taiwan, Russia, Australia, Spain and South Africa. New products which contributed to international growth included Science Diet Canine Large Breed, Prescription Diet Canine j/d, the wet form of Prescription Diet Canine z/d and Prescription Diet Feline z/d and the relaunch of Prescription Diet d/d. In 2004, Net sales for Pet Nutrition increased 9.0% to $1,433.1 on 3.5% volume growth, an increase of 1.5% in net selling prices and 4.0% in positive foreign currency impact.

Operating profit in Pet Nutrition grew 6% to $412.8 in 2005 on increased sales and gross profit margins partially offset by higher advertising and increased shipping and handling costs. Operating profit for 2004 increased 5% to $389.7 as a result of increased sales and ongoing cost-savings initiatives, partially offset by higher advertising spending and a decline in gross profit margin reflecting a sharp rise in commodity costs early in the year.

Corporate

Operating profit (loss) for the Corporate segment was ($306.8), ($274.5) and ($134.6) for 2005, 2004 and 2003, respectively. As previously discussed in Other (income) expense, net, the change in 2005 as compared with the prior year was primarily driven by restructuring charges, gains on sales of certain non-core brands and charges relating to certain pension obligations. Corporate operating expenses in 2004 include $68.7 of pretax charges related to the Company’s 2004 Restructuring Program and a $26.7 pretax gain on the sale of certain detergent businesses in Latin America.

Restructuring Activities

2004 Restructuring Program

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates streamlining its global supply chain through the rationalization of approximately one-third of its manufacturing facilities and the closure of certain warehousing facilities and also plans to centralize its purchasing and other business support functions. Business-building initiatives include enhancing and reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets, and the consolidation of these organizations in certain mature markets. The 2004 Restructuring Program is expected to result in approximately a 12% workforce reduction.

The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). The estimated cost in 2006 is $300-$350 ($225-$250 aftertax). Savings are projected to be in the range of $325-$400 ($250-$300 aftertax) annually by the fourth year of the program. Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. While the Company’s initial estimates remain unchanged, charges and savings may vary in a given year. Management’s estimates of the cost and savings associated with the 2004 Restructuring Program are forward-looking statements and are subject to revision over time.

(Dollars in Millions Except Per Share Amounts)

During 2004, in connection with the initial phase of the program, the Company announced the closing or reconfiguration of eight manufacturing facilities in North America, Asia/Africa, Europe and Latin America and the realignment of marketing and sales organizations in Europe and Asia/Africa. During 2005, the Company commenced additional projects the more significant of which related to changes being implemented in its European and North American manufacturing networks. These changes will allow the Company to more cost effectively manufacture toothpaste, taking advantage of state-of-the-art technologies, and obtain cost-savings through the transfer of bar soap manufacturing to an established U.S. third party.

The Company plans to consolidate toothpaste production in Europe, which is currently located at five company sites, into a new state-of-the-art manufacturing facility in Europe. Upon completion of the consolidation project over two years, toothpaste manufacturing is expected to cease at the Company’s facilities in Salford, United Kingdom; Anzio, Italy; Brasov, Romania; Gebze, Turkey; and Halinow, Poland. Other manufacturing activities will continue at these sites, except the Salford facility, which is expected to be closed. In North America, the Company plans to phase down production at its Jeffersonville, Indiana plant over the next two years, with all production expected to cease by January 2008. The plan calls for transferring production of the Company’s market leading Colgate Total toothpaste to a new state-of-the-art facility to be built in Morristown, Tennessee, and the relocation of other production and administrative services currently performed at Jeffersonville to other facilities. Additionally, the Company’s Kansas City, Kansas facility, where bar soap is currently produced, is expected to be closed in late 2006 after all production is transitioned to an established U.S. third party manufacturer.

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $251.5 ($193.1 aftertax) in connection with the implementation of various projects. The majority of costs incurred to date relate to the following significant projects: the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City; and a realignment of the sales and administrative functions in Germany.

In the year ended December 31, 2005, the Company incurred $182.8 ($145.1 aftertax) of charges in connection with restructuring and implementation related activities, as detailed below:

	Year Ended December 31, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	45.8	65.3	30.2	41.5	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Non-cash activity	—	(65.3)	(30.2)	(15.0)	(110.5)
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Restructuring accrual at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges in the period related to restructuring activities in Europe (48%), North America (29%), Latin America (4%), Asia/Africa (11%), Pet Nutrition (1%) and Corporate (7%) and are reflected in the Corporate segment in the Consolidated Statements of Income in Cost of sales ($100.2), Selling, general and administrative expenses ($1.8) and Other (income) expense, net ($80.8).

(Dollars in Millions Except Per Share Amounts)

During 2004 the Company incurred $68.7 ($48.0 aftertax) of charges in connection with the initial phase of the 2004 Restructuring Program, as detailed below:

	Year Ended December 31, 2004
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Non-cash activity	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1

Charges in the period related to restructuring activities in Europe (51%), North America (25%), Latin America (9%), Asia/Africa (7%) and Corporate (8%) and are reflected in the Corporate segment in the Consolidated Statements of Income in Cost of sales ($3.4) and Other (income) expense, net ($65.3).

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

Liquidity and Capital Resources

Net cash provided by operations in 2005 was $1,784.4 as compared with $1,754.3 in 2004 and $1,767.7 in 2003. The increase in 2005 reflects the Company’s improved profitability and working capital management despite $38.0 of increased spending related to restructuring activities. The Company’s working capital as a percentage of sales decreased to 1.7% of sales in 2005 as compared with 2.4% of sales in 2004. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in other current assets) and current liabilities (excluding short-term debt). As a result of an increased focus on working capital management, the Company’s receivable days sales outstanding and inventory days coverage improved from 2004. Additionally, working capital at December 31, 2005 includes an increase of approximately $40 of accrued liabilities related to taxes and other costs associated with the Company’s sale of certain non-core brands in 2005.

Investing activities used $220.7 of cash during 2005 compared with $1,090.4 and $117.6 during 2004 and 2003, respectively, with the 2004 period reflecting the Company’s acquisition of GABA. In 2005, the Company increased its ownership interests in certain overseas subsidiaries to 100% at a cost of $38.5, primarily related to its Malaysia subsidiary. Investing activities in 2005 reflect $215.6 of proceeds from the sales of the Company’s Southeast Asian and North American heavy-duty laundry detergent brands, as compared with 2004 which reflects $37.0 of proceeds from the sale of certain non-core detergent brands in Latin America, and with 2003 when the Company sold various detergent and certain non-core soap brands primarily marketed in Europe for an aggregate sales price of $127.6. Capital expenditures were $389.2, $348.1 and $302.1 for 2005, 2004 and 2003, respectively. Capital spending continues to be focused primarily on projects that yield high aftertax returns. As a result of the Company’s multi-year restructuring and business-building program, overall capital expenditures for 2006 are expected to increase to a rate of approximately 4.0% to 4.5% of Net sales.

(Dollars in Millions Except Per Share Amounts)

Financing activities used $1,524.4 of cash during 2005 compared with a use of $611.1 and $1,557.2 of cash during 2004 and 2003, respectively. Financing activities in 2005 reflect increases in the common and preference stock dividend payments as well as higher share repurchases associated with the share repurchase program authorized by the Board of Directors in October 2004. Financing activities in 2004 reflect an increased level of proceeds associated with borrowings related to the GABA acquisition. During 2005, long-term debt decreased to $3,274.7 from $3,540.8 in 2004 and total debt decreased to $3,446.2 in 2005 from $3,675.1 in 2004. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service.

Commercial paper outstanding was $621.8 and $844.7 as of December 31, 2005 and 2004, respectively, is denominated in U.S. dollars, Swiss francs and Canadian dollars. The maximum commercial paper outstanding during 2005 and 2004 was $1,715 and $1,519, respectively. These borrowings carry a Standard & Poor’s rating of A-1+ and a Moody’s rating of P-1. The commercial paper and certain current maturities of notes payable totaling $641.9 are classified as long-term debt at December 31, 2005, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2010.

The ESOP notes guaranteed by the Company and certain credit facilities contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

The Company had a financing subsidiary with outside equity investors the purpose of which was to purchase some of the Company’s receivables thereby giving the Company access to additional sources of capital. The subsidiary, including such receivables, was consolidated and the amounts invested by outside investors were reported as a minority interest. During 2005, the subsidiary ceased operations resulting in a cash payment to the outside investors of $89.7.

The Company repurchases common shares in the open market and in private transactions to maintain its targeted capital structure and to fulfill the requirements of its compensation and benefit plans. In October 2004, the Board of Directors authorized the Company to purchase up to 20 million shares of the Company’s common stock through December 31, 2005 (the 2004 Program) and, in December 2005, the Board of Directors extended this authorization through March 31, 2006. It is anticipated that the remaining 2.5 million shares under the current program will be repurchased in the first quarter of 2006 and that the Company will implement a new stock repurchase program to take effect upon the conclusion of the 2004 Program. Aggregate repurchases for 2005, including repurchases under the 2004 Program and other Board authorizations, were 15.1 million common shares for a total purchase price of $796.2. Aggregate repurchases for 2004 were 12.4 million common shares for a total purchase price of $637.9. In 2003, 10.2 million common shares and 0.1 million shares of preferred stock were repurchased for a total purchase price of $554.9.

Dividend payments in 2005 were $607.2, up from $536.2 in 2004 and $506.8 in 2003. Common stock dividend payments increased to $1.11 per share in 2005 from $0.96 per share in 2004 and $0.90 per share in 2003. The Series B Preference Stock dividend payments were increased to $8.88 per share in 2005 from $7.68 per share in 2004 and $7.20 per share in 2003. Management currently intends to continue to pay dividends at increasing annual amounts per share from free cash flow.

The Company believes that internally generated cash flows are adequate to support business operations and capital expenditures. Free cash flow before dividends was $1,395.2, $1,406.2 and $1,465.6 in 2005, 2004 and 2003, respectively. The Company defines free cash flow before dividends as net cash provided by operations less capital expenditures. As management uses this measure to evaluate the Company’s ability to satisfy current and future obligations, repurchase stock, pay dividends and fund future business opportunities, the Company believes that it provides useful information to investors. Free cash flow before dividends is not a measure of cash

(Dollars in Millions Except Per Share Amounts)

available for discretionary expenditures since the Company has certain nondiscretionary obligations, such as debt service, that are not deducted from the measure. Free cash flow before dividends is not a GAAP measurement and may not be comparable with similarly titled measures reported by other companies. A reconciliation of net cash provided by operations to free cash flow before dividends follows:

	2005	2004	2003
Net cash provided by operations	$1,784.4	$1,754.3	$1,767.7
Less: Capital expenditures	(389.2)	(348.1)	(302.1)

Free cash flow before dividends	$1,395.2	$1,406.2	$1,465.6

In December 2004, the Company commenced the 2004 Restructuring Program, a four-year restructuring and business-building program, to enhance the Company’s global leadership position in its core businesses. It is anticipated that cash requirements for the restructuring program will continue to be funded from operating cash flow.

The Company has additional sources of liquidity available in the form of lines of credit maintained with various banks and access to financial markets worldwide. The Company believes it has sufficient liquidity to meet its financing needs.

At December 31, 2005, the Company had access to unused domestic and foreign lines of credit of approximately $2,400 and also had $1,754.4 of medium-term notes available for issuance pursuant to effective shelf registration statements. In November 2005, the Company entered into a new five-year revolving credit facility of $1,500.0 with a syndicate of banks. The facility, which expires in November 2010, replaces existing credit facilities of $300.0 and $1,300.0 which were due to expire in December 2005 and May 2007, respectively. These domestic lines are available for general corporate purposes and to support commercial paper issuance. During 2005, the Company also issued 250 million of Swiss franc-denominated five-year bonds (approximately $190 at the year-end exchange rate) at a fixed rate of 1.9%.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2005:

	Total	Payments Due by Period
		2006		2007	2008	2009	2010	Thereafter
Long-term debt including current portion	$3,239.1	$992.8	(1)	$701.5	$153.4	$95.2	$280.6	$1,015.6
Net cash interest payments on long-term debt(2)	1,263.0	176.0		104.5	79.1	72.8	64.9	765.7
Capitalized leases	35.6	5.8		6.1	6.2	6.4	6.7	4.4
Operating leases	474.7	94.6		86.0	76.5	68.6	54.2	94.8
Purchase obligations(3)	675.8	427.7		155.1	72.7	6.3	5.7	8.3

Total(4)	$5,688.2	$1,696.9		$1,053.2	$387.9	$249.3	$412.1	$1,888.8

(1)	Long-term debt due in 2006 includes $641.9 of commercial paper and certain current maturities of notes payable that have been classified as long-term debt as of December 31, 2005, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit that expire in 2010.
(2)	Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(Dollars in Millions Except Per Share Amounts)

(3)	The Company has outstanding purchase obligations with suppliers at the end of 2005 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.
(4)	Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2014. Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2006 is $126. This estimate includes $77 of expected contributions to the Company’s postretirement plans, the majority of which relate to voluntary contributions to the U.S. plans.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business. While it is possible that the Company’s cash flows and results of operations in a particular period could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

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

With operations in over 200 countries and territories, the Company is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The major foreign currency exposures involve the markets in Europe and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company monitors its foreign currency exposures in these markets through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

The Company primarily utilizes currency forward contracts, cross currency interest rate swaps, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases and assets and liabilities created in the normal course of business. From time to time, the Company hedges certain of its forecasted foreign currency transactions using forward contracts with durations no greater than 18 months.

Interest rate swaps and debt issuances are utilized to manage the Company’s targeted mix of fixed and floating rate debt and to minimize significant fluctuations in earnings and cash flows that may result from interest rate volatility.

(Dollars in Millions Except Per Share Amounts)

The Company is exposed to price volatility related to raw materials used in production. Futures contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. In 2005 the results of the Company’s commodity hedging activities were not material.

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

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2005 and 2004. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the Company’s results of operations in 2005 and 2004. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively to the Company’s inventory costs incurred on or after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” (SFAS 123R). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) by eliminating the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. Currently under APB 25 the value of restricted stock awards is expensed by the Company over the restriction period and, no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than fair market value on the date of grant.

Additionally, certain of the Company’s stock options granted to eligible participants have an accelerated vesting feature associated with employee retirement and most of the restricted stock awards specify that

(Dollars in Millions Except Per Share Amounts)

participants will continue to vest in the award after retirement. Currently the Company follows the nominal vesting period approach, which requires recognition of the compensation expense over the vesting period except in the instance of the participants’ actual retirement. Upon the adoption of SFAS 123R, the Company’s policy regarding the timing of expense recognition for new awards to employees eligible for retirement will, as required, be changed to recognize compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method which will result in an incremental expense upon adoption. The impact on earnings per share in fiscal year 2006 of these requirements is currently estimated in the range of $0.09 to $0.10. Future expense amounts for any particular quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions. Due to the timing of the Company’s equity grants the charge will not be spread evenly throughout the year. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

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

•	During 2005, two alternative methods for accounting for stock options were available, the intrinsic value method and the fair value method. The Company used the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. If the fair value method were used, diluted earnings per share for 2005, 2004 and 2003 would have decreased approximately 3%. SFAS 123R will require all companies issuing stock options to implement the fair value method and recognize compensation expense for stock options granted. As noted above, the Company will adopt SFAS 123R effective January 1, 2006 using the modified prospective method. (Refer to Note 2 to the Consolidated Financial Statements.)

•	Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent to sales would have decreased by 750 bps from 54.4% to 46.9% in 2005 and decreased by 720 bps and 710 bps in 2004 and 2003, respectively, with no impact on reported earnings.

(Dollars in Millions Except Per Share Amounts)

•	The Company accounts for inventories using both the first-in, first-out (FIFO) method (approximately 80% of inventories) and the last-in, first-out (LIFO) method (20% of inventories). There would have been no material impact on reported earnings for 2005, 2004 and 2003 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, asset impairment, tax valuation allowances, and legal and other contingencies.

•	In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. plans was 5.50%, 5.75% and 6.25% as of December 31, 2005, 2004 and 2003, respectively. Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment grade corporate bonds rated AA or better. The assumed long-term rate of return on plan assets for domestic plans was 8.0% as of December 31, 2005, 2004 and 2003. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return. The historical rate of return for the U.S. plans for the most recent 15-year period was 9%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 35% in fixed income securities (which are expected to earn approximately 6% in the long term), 61% in equity securities (which are expected to earn approximately 10% in the long term) and 4% in real estate and other (which are expected to earn approximately 6% in the long term). A 1% change in either the discount rate or the assumed rate on plan assets of the U.S. pension plans would impact Net income by approximately $10. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.0%, 4.0% and 4.25% as of December 31, 2005, 2004 and 2003, respectively. (Refer to Note 10 to the Consolidated Financial Statements.)

•	The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. In 2005, the assumed rate of increase was 10.0% for 2006 and declining 1% per year until reaching the ultimate assumed rate of increase of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by approximately $4.5.

•	Asset impairment analysis performed for goodwill and intangible assets requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge related to these assets. Asset impairment analysis related to certain fixed assets in connection with the 2004 Restructuring Program requires management’s best estimate of net realizable value.

•	Tax valuation allowances are established to reduce tax assets such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income. A significant change to the Company’s valuation allowances would primarily impact equity and would not materially impact reported earnings.

•

Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially

(Dollars in Millions Except Per Share Amounts)

affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

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

Outlook

Looking forward into 2006, while the Company expects market conditions to remain highly competitive, it believes it is well positioned for continued growth. It anticipates continuing to prioritize its investments in key categories and markets in order to further strengthen its competitive position and build market share. The 2004 Restructuring Program is designed to enhance the Company’s global leadership position in its core businesses. As part of the 2004 Restructuring Program, the Company anticipates streamlining its global supply chain, reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

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

Cautionary Statement on Forward-Looking Statements

In this report and from time to time, we may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the United States Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, and new product introductions among other matters. These statements are made on the basis of our views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements we make are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in our forward-looking statements. For some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements see Item 1A—Risk Factors on page 3.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” located on pages 22 and 23 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements” which is located on page 33 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and has expressed unqualified opinions in their report which appears on page 34.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(Dollars in Millions Except Per Share Amounts)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this Item relating to directors and executive officers of the registrant which is set forth in the Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference, as is the text in Part I of this report under the caption “Executive Officers of the Registrant”.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

as of December 31, 2005

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	44,724(1)	$49(2)	35,753(3)
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	44,724	$49	35,753

(1)	Consists of 41,775 options outstanding and 2,949 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

(2)	Includes weighted average exercise price of stock options outstanding of $52 and restricted shares of $0.
(3)	Amount related to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1st of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions set forth in the Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2006 Annual Meeting is incorporated herein by reference.

(Dollars in Millions Except Per Share Amounts)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements” which is located on page 33 of this report.

(b)    Exhibits.

See the exhibit index which begins on page 69 of this report.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Date: February 24, 2006	By	/S/ REUBEN MARK
Reuben Mark Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/S/ REUBEN MARK	/S/ DENNIS J. HICKEY
Reuben Mark Chairman of the Board and Chief Executive Officer	Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/S/ STEPHEN C. PATRICK	John T. Cahill, Jill K. Conway, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark, J. Pedro Reinhard, Howard B.Wentz, Jr.
Stephen C. Patrick Chief Financial Officer

/S/ ANDREW D. HENDRY
Andrew D. Hendry as Attorney-in-Fact

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2005

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

Index to Financial Statements

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	34

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	36

Consolidated Balance Sheets as of December 31, 2005 and 2004	37

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2005, 2004 and 2003	38

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	39

Notes to Consolidated Financial Statements	40

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	64

Selected Financial Data

Market and Dividend Information	67

Historical Financial Summary	68

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Colgate-Palmolive Company:

We have completed integrated audits of Colgate-Palmolive Company’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Colgate-Palmolive Company’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 22, 2006

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2005	2004	2003
Net sales	$11,396.9	$10,584.2	$9,903.4
Cost of sales	5,191.9	4,747.2	4,456.1

Gross profit	6,205.0	5,837.0	5,447.3
Selling, general and administrative expenses	3,920.8	3,624.6	3,296.3
Other (income) expense, net	69.2	90.3	(15.0)

Operating profit	2,215.0	2,122.1	2,166.0
Interest expense, net	136.0	119.7	124.1

Income before income taxes	2,079.0	2,002.4	2,041.9
Provision for income taxes	727.6	675.3	620.6

Net income	$1,351.4	$1,327.1	$1,421.3

Earnings per common share, basic	$2.54	$2.45	$2.60

Earnings per common share, diluted	$2.43	$2.33	$2.46

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2005	2004
Assets
Current Assets
Cash and cash equivalents	$340.7	$319.6
Receivables (less allowances of $41.7 and $47.2, respectively)	1,309.4	1,319.9
Inventories	855.8	845.5
Other current assets	251.2	254.9

Total current assets	2,757.1	2,739.9
Property, plant and equipment, net	2,544.1	2,647.7
Goodwill	1,845.7	1,891.7
Other intangible assets, net	783.2	832.4
Other assets	577.0	561.2

Total assets	$8,507.1	$8,672.9

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$171.5	$134.3
Current portion of long-term debt	356.7	451.3
Accounts payable	876.1	864.4
Accrued income taxes	215.5	153.1
Other accruals	1,123.2	1,127.6

Total current liabilities	2,743.0	2,730.7

Long-term debt	2,918.0	3,089.5
Deferred income taxes	554.7	509.6
Other liabilities	941.3	1,097.7

Shareholders’ Equity
Preference stock	253.7	274.0
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,064.4	1,093.8
Retained earnings	8,968.1	8,223.9
Accumulated other comprehensive income	(1,804.7)	(1,806.2)

	9,214.4	8,518.4
Unearned compensation	(283.3)	(307.6)
Treasury stock, at cost	(7,581.0)	(6,965.4)

Total shareholders’ equity	1,350.1	1,245.4

Total liabilities and shareholders’ equity	$8,507.1	$8,672.9

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Per Share Amounts)

	Common Shares		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Compre- hensive Income	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, January 1, 2003	536,001,784	$732.9	$1,133.9	196,873,236	$(6,152.3)	$6,518.5	$(1,865.6)
Net income						1,421.3		$1,421.3
Other comprehensive income:
Cumulative translation adjustment							4.0	4.0
Other							(5.2)	(5.2)

Total comprehensive income								$1,420.1

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(25.5)
Preferred stock						(0.2)
Common stock						(481.1)
Shares issued for stock options	4,928,861		(20.9)	(4,928,861)	96.9
Treasury stock acquired	(10,146,986)			10,250,146	(554.9)
Other	2,913,518		13.2	(3,038,518)	110.4

Balance, December 31, 2003	533,697,177	$732.9	$1,126.2	199,156,003	$(6,499.9)	$7,433.0	$(1,866.8)

Net income						1,327.1		$1,327.1
Other comprehensive income:
Cumulative translation adjustment							75.4	75.4
Other							(14.8)	(14.8)

Total comprehensive income								$1,387.7

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(25.9)
Common stock						(510.3)
Shares issued for stock options	2,142,895		2.1	(2,142,895)	60.5
Treasury stock acquired	(12,383,273)			12,383,273	(637.9)
Other	3,168,259		(34.5)	(3,168,259)	111.9

Balance, December 31, 2004	526,625,058	$732.9	$1,093.8	206,228,122	$(6,965.4)	$8,223.9	$(1,806.2)

Net income						1,351.4		$1,351.4
Other comprehensive income:
Cumulative translation adjustment							17.7	17.7
Other							(16.2)	(16.2)

Total comprehensive income								$1,352.9

Dividends declared:
Series B Convertible Preference Stock, net of income taxes						(28.2)
Common stock						(579.0)
Shares issued for stock options	1,533,768		(4.8)	(1,533,768)	61.2
Treasury stock acquired	(15,126,263)			15,126,263	(796.2)
Other	3,138,394		(24.6)	(3,138,394)	119.4

Balance, December 31, 2005	516,170,957	$732.9	$1,064.4	216,682,223	$(7,581.0)	$8,968.1	$(1,804.7)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2005	2004	2003
Operating Activities
Net income	$1,351.4	$1,327.1	$1,421.3
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	111.6	38.3	53.8
Depreciation and amortization	329.3	327.8	315.5
Gain before tax on sale of non-core product lines and other investment activities	(147.9)	(26.7)	(107.2)
Deferred income taxes	30.8	57.7	(48.8)
Cash effects of changes in:
Receivables	(24.1)	(5.6)	(14.4)
Inventories	(46.8)	(76.1)	(3.1)
Accounts payable and other accruals	193.8	109.4	188.7
Other non-current assets and liabilities	(13.7)	2.4	(38.1)

Net cash provided by operations	1,784.4	1,754.3	1,767.7

Investing Activities
Capital expenditures	(389.2)	(348.1)	(302.1)
Payment for acquisitions, net of cash acquired	(38.5)	(800.7)	—
Sale of non-core product lines	215.6	37.0	127.6
Purchases of marketable securities and investments	(20.0)	(127.7)	(43.2)
Proceeds from sales of marketable securities and investments	10.0	147.3	85.1
Other	1.4	1.8	15.0

Net cash used in investing activities	(220.7)	(1,090.4)	(117.6)

Financing Activities
Principal payments on debt	(2,100.3)	(753.9)	(804.0)
Proceeds from issuance of debt	2,021.9	1,246.5	229.2
Payments to outside investors	(89.7)	—	—
Dividends paid	(607.2)	(536.2)	(506.8)
Purchases of treasury shares	(796.2)	(637.9)	(554.9)
Proceeds from exercise of stock options	47.1	70.4	79.3

Net cash used in financing activities	(1,524.4)	(611.1)	(1,557.2)

Effect of exchange rate changes on cash and cash equivalents	(18.2)	1.5	4.5

Net increase in cash and cash equivalents	21.1	54.3	97.4
Cash and cash equivalents at beginning of year	319.6	265.3	167.9

Cash and cash equivalents at end of year	$340.7	$319.6	$265.3

Supplemental Cash Flow Information

Income taxes paid	$584.3	$593.8	$498.1
Interest paid	149.9	123.2	131.5
Principal payments on ESOP debt, guaranteed by the Company	37.0	29.8	23.5

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global and regional trademarks include Colgate, Palmolive, Kolynos, Sorriso, Elmex, Mennen, Protex, Softsoap, Irish Spring, Ajax, Axion, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet in addition to several other regional trademarks.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2005	2004	2003
Oral Care	38%	35%	34%
Home Care	26	28	29
Personal Care	23	23	24
Pet Nutrition	13	14	13

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2005 and 2004, equity method investments included in Other assets were $5.1 and $3.8, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $860.2, $767.4 and $700.8 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company may also enter into certain foreign currency and interest rate instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period.

Stock-Based Compensation

Stock-based compensation plans, more fully described in Note 8, are accounted for under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. The value of restricted stock awards, based on market prices, is amortized over the restriction period. No compensation expense has been recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123):

	2005	2004	2003
Net income, as reported	$1,351.4	$1,327.1	$1,421.3
Less: pro forma stock option compensation expense, net of tax	42.9	42.3	44.2

Pro forma net income	$1,308.5	$1,284.8	$1,377.1

Earnings per share:
Basic—as reported	$2.54	$2.45	$2.60
Basic—pro forma	2.46	2.37	2.52
Diluted—as reported	2.43	2.33	2.46
Diluted—pro forma	2.35	2.26	2.38

Pro forma stock option compensation expense above is the estimated fair value of options granted amortized over the vesting period. The weighted average estimated fair value of stock options granted in 2005, 2004 and 2003 was $9.59, $12.48 and $13.46, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 20% to 30%, risk-free interest rate ranging from 3.2% to 4.0% and an expected dividend yield of 2.0%. See Note 8 for a discussion of changes made to the Company’s stock option plans in 2003.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company will adopt the provisions of SFAS No. 123R, “Share-Based Payment,” (SFAS 123R) effective January 1, 2006 using the modified prospective method. See Recent Accounting Pronouncements for a discussion of the estimated impact in 2006.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively to the Company’s inventory costs incurred on or after January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123R. SFAS 123R replaces SFAS 123 by eliminating the choice to account for employee stock options under APB 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. Currently under APB 25 the value of restricted stock awards is expensed by the Company over the restriction period and, no compensation expense is recognized for stock option grants as all such grants have an exercise price not less than fair market value on the date of grant.

Additionally, certain of the Company’s stock options granted to eligible participants have an accelerated vesting feature associated with employee retirement and most of the restricted stock awards specify that participants will continue to vest in the award after retirement. Currently the Company follows the nominal vesting period approach, which requires recognition of the compensation expense over the vesting period except in the instance of the participants’ actual retirement. Upon the adoption of SFAS 123R, the Company’s policy regarding the timing of expense recognition for new awards to employees eligible for retirement will, as required, be changed to recognize compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company will adopt the provisions of SFAS 123R effective January 1, 2006 using the modified prospective method which will result in an incremental expense upon adoption. The impact on earnings per share in fiscal year 2006 of these requirements is currently estimated in the range of $0.09 to $0.10. Future expense amounts for any particular quarterly or annual period could be affected by changes in the Company’s assumptions or changes in market conditions. Due to the timing of the Company’s equity grants the charge will not be spread evenly throughout the year. SFAS 123R also requires the benefits of tax deductions in excess of

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as currently required, thereby potentially reducing net operating cash flows and increasing net financing cash flows in periods after adoption. Such amounts cannot be estimated for future periods with certainty because they depend largely on when employees will exercise the stock options and the market price of the Company’s stock at the time of exercise.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company sold its North American and Southeast Asian heavy-duty laundry detergent brands in 2005. The North American brands were sold in August 2005 and included the detergent brands Fab, Dynamo, Artic Power, ABC, Cold Power and Fresh Start, and the license of the Ajax brand for laundry detergents, marketed in the U.S., Canada and Puerto Rico. The Southeast Asian brands, marketed in Thailand, Malaysia, Singapore and Hong Kong, were sold effective December 31, 2005. The transaction included the sale of the detergent brands Fab, Trojan, Dynamo and Paic. These operations accounted for less than 2% of the Company’s annual Net sales. The aggregate proceeds from these sales were $215.6, resulting in a gain of $147.9 ($93.5 net of tax) included in Other (income) expense, net.

The Company increased its ownership interests in certain overseas subsidiaries to 100% during 2005 at a cost of $38.5, primarily related to its Malaysia subsidiary.

On June 1, 2004, the Company completed the purchase of 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. The cost of GABA, net of cash acquired, was $729 plus acquisition costs. The results of GABA’s operations have been included in the Company’s European segment in the Consolidated Financial Statements since the date of acquisition. The aggregate purchase price for all other acquisitions in 2004 was approximately $60. The Company did not make any significant acquisitions in 2003.

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

4.    Restructuring Activities

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

In the year ended December 31, 2005, the Company incurred $182.8 ($145.1 aftertax) of charges in connection with restructuring and implementation related activities, as detailed below:

	Year Ended December 31, 2005
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	45.8	65.3	30.2	41.5	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Non-cash activity	—	(65.3)	(30.2)	(15.0)	(110.5)
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Restructuring accrual at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges in the period related to restructuring activities in Europe (48%), North America (29%), Latin America (4%), Asia/Africa (11%), Pet Nutrition (1%) and Corporate (7%) and are reflected in the Consolidated Statements of Income in Cost of sales ($100.2), Selling, general and administrative expenses ($1.8) and Other (income) expense, net ($80.8).

During 2004 the Company incurred $68.7 ($48.0 aftertax) of charges in connection with the initial phase of the 2004 Restructuring Program, as detailed below:

	Year Ended December 31, 2004
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Non-cash activity	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Restructuring accrual at December 31, 2004	$41.7	$—	$—	$0.4	$42.1

Charges in the period related to restructuring activities in Europe (51%), North America (25%), Latin America (9%), Asia/Africa (7%) and Corporate (8%) and are reflected in the Consolidated Statements of Income in Cost of sales ($3.4) and Other (income) expense, net ($65.3).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $251.5 ($193.1 aftertax) in connection with the implementation of various projects. The majority of costs incurred to date relate to the following significant projects: the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City; and a realignment of the sales and administrative functions in Germany.

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

In connection with the Company’s announcement in October 2005 to phase down toothpaste production in Jeffersonville, Indiana, the Company announced in January 2006, its plan to construct a new state-of-the-art dental cream facility in Morristown, Tennessee.

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2005 and 2004 by segment is as follows:

	2005	2004
Oral, Personal and Home Care
North America	$276.6	$276.9
Latin America	539.1	502.0
Europe	843.8	936.5
Asia/Africa	171.2	161.3

Total Oral, Personal and Home Care	1,830.7	1,876.7
Pet Nutrition	15.0	15.0

Total Goodwill	$1,845.7	$1,891.7

Other intangible assets as of December 31, 2005 and 2004 are comprised of the following:

	2005			2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$418.5	$(158.2)	$260.3	$432.1	$(147.0)	$285.1
Other finite life intangible assets	11.9	(10.6)	1.3	10.2	(8.4)	1.8
Indefinite life intangible assets	521.6	—	521.6	545.5	—	545.5

Total Other intangible assets	$952.0	$(168.8)	$783.2	$987.8	$(155.4)	$832.4

The changes in the net carrying amounts of Goodwill and Other intangible assets during 2005 are mainly due to the impact of foreign currency translation adjustments.

Amortization expense of the above trademarks and other finite life intangible assets was $15.6 for the year ended December 31, 2005. Annual estimated amortization expense for each of the next five years is expected to approximate $16.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2005	2004
Notes	5.8%	2006–2078	$1,824.5	$1,813.3
Payable to banks	4.3	2006–2008	555.7	563.9
ESOP notes, guaranteed by the Company	8.7	2006–2009	237.1	274.1
Commercial paper	3.0	2006	621.8	844.7
Capitalized leases			35.6	44.8

			3,274.7	3,540.8
Less: current portion of long-term debt			356.7	451.3

			$2,918.0	$3,089.5

Commercial paper and certain current maturities of notes payable totaling $641.9 are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2005, excluding commercial paper and certain current maturities of notes payable reclassified, are as follows: 2006—$356.7; 2007—$707.6; 2008—$159.6; 2009—$101.6; 2010—$287.3 and $1,020.0 thereafter. The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

At December 31, 2005, the Company had unused credit facilities amounting to approximately $2,400 and also had $1,754.4 of medium-term notes available for issuance pursuant to effective shelf registration statements. In November 2005, the Company entered into a new five-year revolving credit facility of $1,500.0 with a syndicate of banks. The facility, which expires in November 2010, replaces existing credit facilities of $300.0 and $1,300.0 which were due to expire in December 2005 and May 2007, respectively. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, included in Notes and loans payable in the Consolidated Balance Sheets, as of December 31, 2005 and 2004, was 4.0% and 3.7%, respectively.

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

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2005		2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$138.0	$4.8	$152.2	$4.8
Foreign currency contracts	875.0	3.6	1,468.4	(8.5)

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

Cumulative losses related to foreign currency contracts designated as cash flow hedges which are expected to be recognized in earnings over the next 12 months, when the offsetting effects of the hedged item are also recorded in earnings, are not material.

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivables, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2005 and 2004. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2005 and 2004, was $3,161.1 and $3,522.7, respectively, and the related carrying value was $3,274.7 and $3,540.8, respectively.

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

Preference Stock

In 1988, the Company authorized the issuance of 50,000,000 shares of Series B Convertible Preference Stock (the Preference Stock), without par value. The Preference Stock is convertible into eight shares of common stock. As of December 31, 2005 and 2004, 3,902,988 and 4,215,246 shares of Preference Stock, respectively, were outstanding and issued to the Company’s Employee Stock Ownership Plan.

Stock Repurchases

In October 2004 the Company announced that the Board of Directors approved a share repurchase program, under which the Company is authorized to purchase up to 20 million shares of the Company’s common stock through December 31, 2005. The Board also authorized at that time share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs. On December 1, 2005 the Board of Directors authorized the extension of the share repurchase program through March 31, 2006. Stock purchases in 2005 were $796.2.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees of the Company and its major subsidiaries. A committee of independent members of the Board of Directors administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, generally between three and five years. During 2005 and 2004, approximately 1,153,000 and 1,142,000 shares, respectively, were awarded to employees in accordance with the provisions of the plan. The Company recognized compensation expense for the plan of $45.1, $38.4 and $30.1 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, there were approximately 2,949,000 restricted shares awarded but not vested.

Stock Option Plans

The Company’s Stock Option Plans (the Stock Option Plans) provide for the issuance of non-qualified stock options to officers and other employees that generally vest over three to five years. In September 2003, the Company reduced the contractual term of the grants from ten years to six years and eliminated the reload feature described below. As of December 31, 2005, approximately 35,753,000 shares of common stock were available for future stock option grants.

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

Stock option plan activity is summarized below:

	2005		2004		2003
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Options outstanding, January 1	41,041	$52	40,348	$51	43,054	$46
Granted	4,666	53	4,545	54	5,458	57
Exercised	(1,607)	32	(2,270)	34	(7,315)	29
Canceled or expired	(2,325)	57	(1,582)	57	(849)	57

Options outstanding, December 31	41,775	52	41,041	52	40,348	51

Options exercisable, December 31	31,999	$52	29,702	$50	28,371	$49

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2005:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (in years)	Options Outstanding (in thousands)	Weighted Average Exercise Price	Options Exercisable (in thousands)	Weighted Average Exercise Price
$20.31–$25.90	1	507	$20	507	$20
$25.91–$32.37	2	744	31	744	31
$32.38–$38.85	2	2,191	35	2,191	35
$38.86–$45.32	2	1,184	42	1,156	42
$45.33–$51.80	4	3,682	48	3,373	48
$51.81–$58.27	4	31,619	55	22,333	55
$58.28–$64.75	2	1,848	60	1,695	60

	4	41,775	$52	31,999	$52

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The remaining balance of the long-term notes, which are guaranteed by the Company, is reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of the Preference Stock from the Company. The Preference Stock, which is convertible into eight shares of common stock, has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loans. As of December 31, 2005, 1,644,365 shares were allocated to participant accounts and 2,258,623 shares were available for future allocation.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $11.9 in 2005, $14.9 in 2004 and $5.3 in 2003. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Interest incurred on the ESOP’s notes was $21.7 in 2005, $24.7 in 2004 and $27.1 in 2003. The Company paid dividends on the shares held by the ESOP of $36.9 in 2005, $34.4 in 2004 and $34.5 in 2003. Company contributions to the ESOP were $11.9 in 2005, $14.5 in 2004 and $19.0 in 2003.

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

	2005	2004	2005	2004
	United States		International
Asset Category
Equity securities	63%	62%	50%	46%
Debt securities	33	32	43	45
Real estate and other	4	6	7	9

Total	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% of plan assets at December 31, 2005 and 2004.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP, in the form of future retiree contributions, to reduce its obligation to provide these postretirement benefits and to offset its current service cost. Additionally, during 2005 and 2004 the Company made contributions of $5.6 and $5.1, respectively, to fund the payment of future postretirement medical benefits, the maximum permitted under U.S. tax regulations.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit retirement plans and postretirement benefit plans. Summarized information for the Company’s defined benefit retirement plans and postretirement plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2005	2004	2005	2004	2005	2004
	United States		International
Change in Benefit Obligation
Benefit obligation at beginning of year	$1,368.3	$1,232.4	$675.8	$518.3	$332.9	$238.2
Service cost	47.4	43.8	20.0	18.0	(3.6)	(4.3)
Interest cost	76.1	75.7	33.3	31.5	26.4	22.7
Participants’ contributions	2.6	2.7	3.6	3.5	—	—
Acquisitions/plan amendments	2.6	—	—	69.8	10.2	—
Actuarial loss	83.4	93.0	49.4	20.5	63.7	90.5
Foreign exchange impact	—	—	(62.5)	49.9	(0.8)	3.2
Termination benefits	11.4	—	—	—	1.4	—
Curtailments and settlements	(34.0)	—	(27.7)	(8.0)	(0.1)	—
Benefit payments	(95.4)	(79.3)	(33.1)	(27.7)	(17.1)	(17.4)

Benefit obligations at end of year	$1,462.4	$1,368.3	$658.8	$675.8	$413.0	$332.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,148.2	$1,059.6	$360.0	$269.1	$5.5	$—
Actual return on plan assets	92.4	102.6	41.8	22.6	1.1	0.4
Company contributions	123.0	62.6	41.6	29.9	22.7	22.5
Participants’ contributions	2.6	2.7	3.6	3.5	—	—
Foreign exchange impact	—	—	(33.0)	24.8	—	—
Acquisitions/plan amendments	—	—	—	41.1	—	—
Settlements	(34.0)	—	(25.1)	(3.3)	—	—
Benefit payments	(95.4)	(79.3)	(33.1)	(27.7)	(17.1)	(17.4)

Fair value of plan assets at end of year	$1,236.8	$1,148.2	$355.8	$360.0	$12.2	$5.5

Funded Status
Funded status at end of year	$(225.6)	$(220.1)	$(303.0)	$(315.8)	$(400.8)	$(327.4)
Unrecognized net actuarial loss	470.8	430.6	150.8	148.5	198.8	148.4
Unrecognized transition/prior service costs	9.7	12.0	10.0	14.4	1.5	(2.3)

Net amount recognized	$254.9	$222.5	$(142.2)	$(152.9)	$(200.5)	$(181.3)

Amounts Recognized in Balance Sheet
Prepaid benefit cost	$400.0	$368.9	$14.4	$23.5	$—	$—
Accrued benefit liability	(224.7)	(199.7)	(245.2)	(267.6)	(200.5)	(181.3)
Accumulated other comprehensive income	79.6	53.3	88.6	91.2	—	—

Net amount recognized	$254.9	$222.5	$(142.2)	$(152.9)	$(200.5)	$(181.3)

Weighted Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.50%	5.75%	4.83%	5.53%	5.50%	5.75%
Long-term rate of compensation increase	4.00%	4.00%	3.42%	3.63%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2005 for the U.S. plans was 8.0%. Historical rates of return for the U.S. plans for the most recent 15-year period were 9%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 35% in fixed income securities (which are expected to earn approximately 6% in the long term), 61% in equity securities (which are expected to earn approximately 10% in the long term) and 4% in real estate and other (which are expected to earn approximately 6% in the long term). Similar assessments were performed in determining rates of returns on international pension plan assets, to arrive at the Company’s current weighted average rate of return of 7.5%.

The U.S. pension benefits include funded qualified plans covering most domestic employees and certain unfunded non-qualified plans. As of December 31, 2005 and 2004, the U.S. qualified pension plans had benefit obligations of $1,211.8 and $1,131.6, and plan assets of $1,233.8 and $1,145.0, respectively.

	Pension Benefits						Other Retiree Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$47.4	$43.8	$39.4	$20.0	$18.0	$13.7	$10.3	$8.7	$6.3
Interest cost	76.1	75.7	74.5	33.3	31.5	25.7	26.4	22.7	19.8
Annual ESOP allocation	—	—	—	—	—	—	(13.9)	(13.0)	(10.8)
Expected return on plan assets	(90.0)	(83.4)	(73.2)	(23.7)	(21.3)	(17.3)	(0.8)	—	—
Amortization of transition/prior service costs	4.8	3.3	3.2	1.3	1.3	0.2	(0.4)	(1.0)	(1.0)
Amortization of actuarial loss (gain)	26.6	24.2	26.4	6.6	5.2	4.3	9.5	4.5	1.1

Net periodic benefit cost	$64.9	$63.6	$70.3	$37.5	$34.7	$26.6	$31.1	$21.9	$15.4

Other postretirememt charges	25.6	—	—	12.6	—	—	10.7	—	—

Total pension cost	$90.5	$63.6	$70.3	$50.1	$34.7	$26.6	$41.8	$21.9	$15.4

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.75%	6.25%	6.75%	5.53%	6.03%	6.51%	5.75%	6.25%	6.75%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.50%	8.10%	8.48%	8.00%	—	—
Long-term rate of compensation increase	4.00%	4.25%	4.25%	3.63%	3.79%	3.84%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other postretirement charges include certain charges required by SFAS 88 totaling $26.9 which primarily relate to the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants for $10.6 and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. for $14.2. Additionally, other postretirement charges above includes $12.8 of one-time termination benefits associated with the Company’s 2004 Restructuring Program and a non-cash charge of $9.2 associated with an international postretirement obligation.

The accumulated benefit obligation for the U.S. pension plans was $1,381.1 and $1,274.3, respectively, as of December 31, 2005 and 2004. The accumulated benefit obligation for the International plans was $572.5 and $587.6, respectively, as of December 31, 2005 and 2004. Plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years ended December 31,
	2005	2004
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$958.0	$941.9
Fair value of plan assets	387.4	378.5

Accumulated benefit obligation	696.2	675.4
Fair value of plan assets	236.0	223.0

These amounts represent non-qualified U.S. plans and certain plans at foreign locations that are primarily unfunded; as such, liabilities equal to the unfunded amounts have been recorded.

The assumed medical cost trend rate used in measuring the postretirement benefit obligation was 10% for 2006, 9% for 2007, 8% for 2008, 7% for 2009, 6% for 2010 and 5% for years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% increase in the assumed medical cost trend rate would increase the accumulated postretirement benefit obligation by approximately $75 and increase the annual expense by approximately $7. The effect of a 1% decrease in the assumed medical cost trend rate would decrease the accumulated postretirement benefit obligation by approximately $60 and decrease the annual expense by approximately $5.

Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2006 is $126, including $31 for other retiree benefit plans. These estimated cash requirements include $77 of projected contributions to the Company’s postretirement plans and $49 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

Expected Benefit Payments Years ended December 31,	Pension Benefits		Other Retiree Benefits
	United States	International
2006	$106.2	$28.4	$24.8
2007	108.4	28.2	25.5
2008	99.4	29.6	26.1
2009	99.3	31.3	26.7
2010	101.6	39.7	27.3
2011-2015	576.1	186.7	142.4

11.    Income Taxes

The provision for income taxes consists of the following for the three years ended December 31:

	2005	2004	2003
United States	$215.5	$164.6	$209.2
International	512.1	510.7	411.4

	$727.6	$675.3	$620.6

The components of income before income taxes are as follows for the three years ended December 31:

	2005	2004	2003
United States	$556.8	$511.1	$602.0
International	1,522.2	1,491.3	1,439.9

	$2,079.0	$2,002.4	$2,041.9

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income Before Tax	2005	2004	2003
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	1.0	0.9
Effect of American Jobs Creation Act	2.0	—	—
Effect of overseas asset revaluations	—	—	(3.1)
Earnings taxed at other than United States statutory rate	(1.5)	(1.1)	(1.4)
Other, net	(1.4)	(1.2)	(1.0)

Effective tax rate	35.0%	33.7%	30.4%

In addition, net tax benefits of $12.0 in 2005, $27.1 in 2004 and $34.3 in 2003 recorded directly through equity predominantly include tax benefits related to certain employee benefit plans, as well as exchange losses on U.S. dollar-denominated investments in foreign subsidiaries.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in taxes currently payable being higher (lower) than the total provision for income taxes as follows:

	2005	2004	2003
Intangible assets	$(60.2)	$(46.9)	$22.1
Property, plant and equipment	34.2	(9.8)	(5.8)
Pension and other postretirement benefits	(19.8)	4.8	(24.5)
Other, net	8.3	(8.4)	69.5

	$(37.5)	$(60.3)	$61.3

The components of deferred tax assets (liabilities) are as follows at December 31:

	2005	2004
Deferred Taxes—Current:
Accrued liabilities	$75.2	$71.7
Other, net	17.9	49.9

Total deferred taxes, current	93.1	121.6

Deferred Taxes—Long-term:
Intangible assets	(338.1)	(278.0)
Property, plant and equipment	(257.8)	(288.9)
Tax loss and tax credit carryforwards	193.3	178.6
Other, net	(18.3)	(2.5)
Valuation allowance	(133.8)	(118.8)

Total deferred taxes, long-term	(554.7)	(509.6)

Net deferred taxes	$(461.6)	$(388.0)

The major component of the 2005 and 2004 valuation allowance relates to tax benefits in certain jurisdictions arising from net operating losses not expected to be realized.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $1,200 of undistributed earnings of foreign subsidiaries at December 31, 2005. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

The American Jobs Creation Act of 2004 (the AJCA) created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for qualifying dividends received prior to December 31, 2005. This deduction results in an approximate 5.25% federal tax rate on qualifying repatriated earnings. During 2005, the Company’s Chairman and CEO, together with the Board of Directors, approved domestic reinvestment plans as required by the AJCA to repatriate $780 in foreign earnings. The Company recorded tax expense in 2005 of $40.9 related to these dividends received. The related earnings were repatriated in the second half of 2005.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2005			For the Year Ended 2004			For the Year Ended 2003
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,351.4			$1,327.1			$1,421.3
Preferred dividends	(28.2)			(25.9)			(25.7)

Basic EPS	1,323.2	520.5	$2.54	1,301.2	530.9	$2.45	1,395.6	537.2	$2.60

Stock options and restricted stock		3.8			3.9			4.9
Convertible preference stock	28.2	32.2		25.9	34.5		25.5	36.7

Diluted EPS	$1,351.4	556.5	$2.43	$1,327.1	569.3	$2.33	$1,421.1	578.8	$2.46

In determining the dilutive effect of the stock options, the number of shares resulting from the assumed exercise of the options is reduced by the number of shares that could have been purchased by the Company with the proceeds from the exercise of such options.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $94.6 in 2006, $86.0 in 2007, $76.5 in 2008, $68.6 in 2009, $54.2 in 2010 and $94.8 thereafter. Rental expense amounted to $130.6 in 2005, $124.5 in 2004 and $113.1 in 2003. Contingent rentals, sublease income and capital leases, which are included in fixed assets, are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling $675.8.

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2005 the Company and the IRS reached agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, results of operations or ongoing cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $11. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway. It is the opinion of management that the ultimate disposition of this and other tax matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. The Company is a potentially responsible party to various environmental matters and as such may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the

Company’s potential liability for these matters relates to a single superfund site associated with a prior

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

acquisition. Substantially all of the Company’s potential liability that may arise in connection with this site has been acknowledged in writing as being covered by the Company’s insurance carriers which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, or ongoing results of operations and cash flows of the Company.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $45 at the current rate of exchange, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

French competition authorities have initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. The Company intends to cooperate fully with the authorities in their inquiry. At this time, no formal claim for a fine or penalty has been made. The Company cannot at this time predict the financial impact of this matter.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

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

Net Sales	2005	2004	2003
Oral, Personal and Home Care
North America(1)	$2,509.8	$2,378.7	$2,356.2
Latin America	2,623.8	2,266.0	2,179.5
Europe	2,739.4	2,621.3	2,304.1
Asia/Africa	2,003.7	1,885.1	1,747.5

Total Oral, Personal and Home Care	9,876.7	9,151.1	8,587.3
Pet Nutrition(2)	1,520.2	1,433.1	1,316.1

Total Net Sales	$11,396.9	$10,584.2	$9,903.4

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,124.2, $2,000.3 and $1,986.9 in 2005, 2004 and 2003, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $818.1, $781.0 and $752.8 in 2005, 2004 and 2003, respectively.

Operating Profit	2005	2004	2003
Oral, Personal and Home Care
North America	$545.7	$530.1	$547.4
Latin America	698.0	627.7	613.3
Europe	547.3	539.0	488.2
Asia/Africa	318.0	310.1	280.7

Total Oral, Personal and Home Care	2,109.0	2,006.9	1,929.6
Pet Nutrition	412.8	389.7	371.0
Corporate	(306.8)	(274.5)	(134.6)

Total Operating Profit	$2,215.0	$2,122.1	$2,166.0

Capital Expenditures	2005	2004	2003
Oral, Personal and Home Care
North America	$39.3	$55.4	$48.3
Latin America	104.1	75.4	72.9
Europe	57.3	71.2	47.4
Asia/Africa	123.7	79.9	58.1

Total Oral, Personal and Home Care	324.4	281.9	226.7
Pet Nutrition	28.5	30.4	38.3
Corporate	36.3	35.8	37.1

Total Capital Expenditures	$389.2	$348.1	$302.1

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Depreciation and Amortization	2005	2004	2003
Oral, Personal and Home Care
North America	$71.2	$74.9	$83.3
Latin America	67.1	58.8	55.6
Europe	70.4	76.5	65.7
Asia/Africa	55.7	54.0	49.7

Total Oral, Personal and Home Care	264.4	264.2	254.3
Pet Nutrition	30.1	31.1	31.9
Corporate	34.8	32.5	29.3

Total Depreciation and Amortization	$329.3	$327.8	$315.5

Identifiable Assets	2005	2004	2003
Oral, Personal and Home Care
North America	$1,918.0	$2,001.4	$2,081.8
Latin America	2,084.3	1,825.1	1,757.2
Europe	2,118.9	2,544.4	1,542.2
Asia/Africa	1,337.9	1,329.8	1,123.9

Total Oral, Personal and Home Care	7,459.1	7,700.7	6,505.1
Pet Nutrition	614.3	614.0	587.2
Corporate	433.7	358.2	386.5

Total Identifiable Assets(1)	$8,507.1	$8,672.9	$7,478.8

(1)	Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles, represented approximately one-third of total long-lived assets of $5,225.7, $5,808.0 and $4,826.7 in 2005, 2004 and 2003, respectively.

15.    Supplemental Income Statement Information

Other (Income) Expense, Net	2005	2004	2003
Minority interest	$55.3	$47.9	$45.2
Amortization of intangible assets	15.6	14.3	12.3
Equity (income)	(2.0)	(8.5)	(0.3)
Gains on sales of non-core product lines, net	(147.9)	(26.7)	(107.2)
2004 Restructuring Program	80.8	65.3	—
2003 restructuring activities	—	2.8	59.3
Pension and other postretirement charges	34.0	—	—
Investment losses (income)	19.7	(8.7)	(39.6)
Other, net	13.7	3.9	15.3

	$69.2	$90.3	$(15.0)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Interest Expense, Net	2005	2004	2003
Interest incurred	$145.0	$126.0	$132.1
Interest capitalized	(2.5)	(2.3)	(4.0)
Interest income	(6.5)	(4.0)	(4.0)

	$136.0	$119.7	$124.1

Research and development	$246.3	$229.2	$204.8
Advertising	$1,193.6	$1,063.0	$965.6

16.    Supplemental Balance Sheet Information

Inventories	2005	2004
Raw materials and supplies	$208.1	$212.4
Work-in-process	37.5	37.3
Finished goods	610.2	595.8

	$855.8	$845.5

Inventories valued under LIFO amounted to $191.7 and $176.5 at December 31, 2005 and 2004, respectively. The excess of current cost over LIFO cost at the end of each year was $29.5 and $26.3, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2005, 2004 and 2003.

Property, Plant and Equipment, Net	2005	2004
Land	$134.5	$149.9
Buildings	896.5	919.9
Manufacturing machinery and equipment	3,540.9	3,599.8
Other equipment	775.2	782.0

	5,347.1	5,451.6
Accumulated depreciation	(2,803.0)	(2,803.9)

	$2,544.1	$2,647.7

Other Accruals	2005	2004
Accrued advertising	$344.9	$342.6
Accrued payroll and employee benefits	305.6	319.0
Accrued taxes other than income taxes	72.3	92.3
Restructuring accrual	38.7	42.1
Accrued interest	17.5	22.4
Other	344.2	309.2

	$1,123.2	$1,127.6

Other Liabilities	2005	2004
Minority interest	$103.3	$216.0
Pension and other retiree benefits	670.4	648.6
Other	167.6	233.1

	$941.3	$1,097.7

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, minimum pension liability adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges, and unrealized gains and losses from available-for-sale securities. As of December 31, 2005 and 2004, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments.

The 2005 cumulative translation adjustment reflects a weakening euro and its effect primarily on euro-denominated long-term debt, similar effects from a weakening Swiss franc, together with a strengthening Brazilian real and Mexican peso. The 2004 cumulative translation adjustment reflects stronger currencies in Brazil and South Africa, the devaluation of the Venezuelan bolivar and the impact of the strengthening euro.

17.    Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2005
Net sales	$2,743.0		$2,837.5		$2,911.8		$2,904.6
Gross profit	1,503.6		1,539.1		1,577.6		1,584.7
Net income	300.1	(1)	342.9	(2)	347.2	(3)	361.2	(4)
Earnings per common share:
Basic	0.56		0.64		0.66		0.68
Diluted	0.53	(1)	0.62	(2)	0.63	(3)	0.65	(4)

2004
Net sales	$2,513.5		$2,571.7		$2,695.7		$2,803.3
Gross profit	1,399.6		1,423.6		1,476.7		1,537.1
Net income	338.5		373.9		329.0		285.7	(5)
Earnings per common share:
Basic	0.62		0.69		0.61		0.53
Diluted	0.59		0.66		0.58		0.50	(5)

(1)	Net income and diluted earnings per share for the first quarter of 2005 were reduced by a net aftertax charge of $44.6 and $0.08, respectively, reflecting charges related to the 2004 Restructuring Program.
(2)	Net income and diluted earnings per share for the second quarter of 2005 were reduced by a net aftertax charge of $28.7 and $0.05, respectively, reflecting charges related to the 2004 Restructuring Program.
(3)	Net income and diluted earnings per share for the third quarter of 2005 were reduced by a net aftertax charge of $22.5 and $0.04, respectively, reflecting the net impact of a gain on the sale of the Company’s heavy-duty laundry detergent brands in North America, charges related to the 2004 Restructuring Program, income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and charges related to certain pension obligations as required by SFAS 88.
(4)	Net income and diluted earnings per share for the fourth quarter of 2005 were reduced by a net aftertax charge of $19.4 and $0.04, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program, a gain on the sale of the Company’s heavy-duty laundry detergent brands in Southeast Asia, income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and a non-cash charge related to an international postretirement obligation.
(5)	Net income and diluted earnings per share for the fourth quarter of 2004 include an aftertax charge of $48.0 and $0.09, respectively, related to the initial phase of the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2005

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$47.2	$4.5	$—		$10.0	(1)	$41.7

Valuation allowance for deferred tax assets	$118.8	$2.5	$14.9	(2)	$2.4	(3)	$133.8

(1)	Uncollectible accounts written off.
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Allowance for doubtful accounts and estimated returns	$43.6	$8.3	$0.9		$5.6	(1)	$47.2

Valuation allowance for deferred tax assets	$111.6	$—	$9.3	(2)	$2.1	(3)	$118.8

(1)	Uncollectible accounts written off.
(2)	Increase in allowance related to tax benefit on exchange losses on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

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

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the Company’s regular common stock dividend payments have increased for 43 consecutive years.

Market Price of Common Stock

	2005		2004
Quarter Ended	High	Low	High	Low
March 31	$55.20	$48.55	$56.55	$49.62
June 30	53.95	48.60	58.92	53.56
September 30	54.06	49.55	58.73	45.15
December 31	56.39	51.78	51.26	43.06
Closing Price	$54.85		$51.16

Dividends Paid Per Common Share

Quarter Ended	2005	2004
March 31	$0.24	$0.24
June 30	0.29	0.24
September 30	0.29	0.24
December 31	0.29	0.24

Total	$1.11	$0.96

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

(Dollars in Millions Except Per Share Amounts)

	2005		2004		2003	2002	2001	2000	1999	1998	1997	1996
Continuing Operations
Net sales(2)	$11,396.9		$10,584.2		$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8	$8,786.8	$8,493.1
Results of operations:
Net income	1,351.4	(4)	1,327.1	(3)	1,421.3	1,288.3	1,146.6	1,063.8	937.3	848.6	740.4	635.0
Per share, basic	2.54	(4)	2.45	(3)	2.60	2.33	2.02	1.81	1.57	1.40	1.22	1.05
Per share, diluted	2.43	(4)	2.33	(3)	2.46	2.19	1.89	1.70	1.47	1.30	1.13	0.98
Depreciation and amortization expense	329.3		327.8		315.5	296.5	336.2	337.8	340.2	330.3	319.9	316.3

Financial Position
Current ratio	1.0		1.0		1.0	1.0	1.0	1.0	1.0	1.1	1.1	1.2
Property, plant and equipment, net	2,544.1		2,647.7		2,542.2	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2	2,441.0	2,428.9
Capital expenditures	389.2		348.1		302.1	343.7	340.2	366.6	372.8	389.6	478.5	459.0
Total assets	8,507.1		8,672.9		7,478.8	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2	7,538.7	7,901.5
Long-term debt	2,918.0		3,089.5		2,684.9	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6	2,340.3	2,786.8
Shareholders’ equity	1,350.1		1,245.4		887.1	350.3	846.4	1,468.1	1,833.7	2,085.6	2,178.6	2,034.1

Share and Other
Book value per common share	2.67		2.43		1.71	0.69	1.54	2.57	3.14	3.53	3.65	3.42
Cash dividends declared and paid per common share	1.11		0.96		0.90	0.72	0.675	0.63	0.59	0.55	0.53	0.47
Closing price	54.85		51.16		50.05	52.43	57.75	64.55	65.00	46.44	36.75	23.06
Number of common shares outstanding (in millions)	516.2		526.6		533.7	536.0	550.7	566.7	578.9	585.4	590.8	588.6
Number of common shareholders of record	35,000		36,500		37,700	38,800	40,900	42,300	44,600	45,800	46,800	45,500
Average number of employees	35,800		36,000		36,600	37,700	38,500	38,300	37,200	38,300	37,800	37,900

(1)	All share and per share amounts have been restated to reflect the 1999 and 1997 two-for-one stock splits.
(2)	Net sales amounts for 2001 and prior have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.
(3)	Net income and earnings per share in 2004 include a provision for the 2004 Restructuring Program of $48.0 aftertax.
(4)	Net income and earnings per share in 2005 include a gain for the sale of heavy-duty laundry detergent brands in North America and Southeast Asia of $93.5 aftertax. This gain was more than offset by $145.1 of aftertax charges associated with the 2004 Restructuring Program, $40.9 of income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and $22.7 aftertax of non-cash pension and other postretirement charges.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2005

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended.*

3-B		By-laws, as amended.*

4-B	a)	Indenture, dated as of November 15, 1992, between the Company and the Bank of New York as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)**

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-2.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix D to its 2004 Notice of Meeting and Proxy Statement.)

	b)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-B	a)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan. (Registrant hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

	b)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-D		Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644-2.)

10-E		Colgate-Palmolive Company Stock Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-E to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-F		Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

Exhibit No.		Description

10-G		Colgate-Palmolive Company Above and Beyond Plan—Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644-2.)

10-H		Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporated by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-I		Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K (b) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-J	a)	Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended.*

10-K		U.S. $1,500,000,000 Five Year Credit Agreement dated as of November 3, 2005 among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Citigroup Global Markets Inc. as Arranger. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-644.)

10-L		Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-M	a)	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

	b)	Amendment to the Colgate-Palmolive Company 1997 Stock Option Plan.*

10-N		Description of the Colgate-Palmolive Company Supplemental Savings & Investment Plan. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-O		Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-P		Share Purchase Agreement by and among Colgate-Palmolive Company, as purchaser, and the Sellers party thereto regarding GABA Holding AG, dated December 18. 2003. (Registrant hereby incorporates by reference Exhibit 99.1 to its Current Report on Form 8-K dated June 16, 2004, File No. 1-644.)

10-Q		Form of Stock Incentive Agreement used in connection with grants to employees under the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-O to its Current Report on Form 8-K dated September 8, 2004, File No. 1-644.)

Exhibit No.		Description

10-R		Form of Restricted Stock Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Exhibit 10-R to its Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-644.)

10-S	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to non-employee directors under the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644-2.)

10-T	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644-2.)

10-U		Consulting Agreement, dated as of July 27, 2005, between Colgate-Palmolive Company, Antares Star, Inc. and William S. Shanahan. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-644.)

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.*

21		Subsidiaries of the Registrant.*

23		Consent of Independent Registered Public Accounting Firm*

24		Powers of Attorney.*

31-A		Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31-B		Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32		Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.*

*	Filed herewith.
**	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499