Form 10-Q
period 2006-03-31
COLGATE PALMOLIVE CO
filed 2006-04-28
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 1-644

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	514,667,199	March 31, 2006

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$2,870.6	$2,743.0
Cost of sales	1,307.1	1,239.4

Gross profit	1,563.5	1,503.6
Selling, general and administrative expenses	1,017.6	944.4
Other (income) expense, net	28.4	66.6

Operating profit	517.5	492.6
Interest expense, net	37.3	31.6

Income before income taxes	480.2	461.0
Provision for income taxes	155.7	160.9

Net income	$324.5	$300.1

Earnings per common share, basic	$0.62	$0.56

Earnings per common share, diluted	$0.59	$0.53

Dividends declared per common share*	$0.61	$0.53

*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$382.8	$340.7
Receivables (net of allowances of $42.4 and $41.7, respectively)	1,320.8	1,309.4
Inventories	949.5	855.8
Other current assets	296.6	251.2

Total current assets	2,949.7	2,757.1
Property, plant and equipment:
Cost	5,411.6	5,347.1
Less: Accumulated depreciation	(2,892.0)	(2,803.0)

	2,519.6	2,544.1
Goodwill, net	1,878.7	1,845.7
Other intangible assets, net	782.2	783.2
Other assets	565.6	577.0

Total assets	$8,695.8	$8,507.1

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$155.2	$171.5
Current portion of long-term debt	135.2	356.7
Accounts payable	851.4	876.1
Accrued income taxes	225.0	215.5
Other accruals	1,296.5	1,123.2

Total current liabilities	2,663.3	2,743.0
Long-term debt	3,201.2	2,918.0
Deferred income taxes	541.0	554.7
Other liabilities	1,002.5	941.3
Shareholders’ Equity
Preference stock	244.9	253.7
Common stock	732.9	732.9
Additional paid-in capital	1,072.8	1,064.4
Retained earnings	8,976.2	8,968.1
Accumulated other comprehensive income	(1,764.4)	(1,804.7)

	9,262.4	9,214.4
Unearned compensation	(271.0)	(283.3)
Treasury stock, at cost	(7,703.6)	(7,581.0)

Total shareholders’ equity	1,287.8	1,350.1

Total liabilities and shareholders’ equity	$8,695.8	$8,507.1

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$324.5	$300.1
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	45.6	43.1
Depreciation and amortization	80.2	83.2
Stock-based compensation expense	28.8	10.2
Deferred income taxes	(17.9)	1.8
Cash effects of changes in:
Receivables	(7.2)	(19.8)
Inventories	(85.3)	(72.9)
Accounts payable and other accruals	(21.3)	35.6
Other non-current assets and liabilities	35.1	43.7

Net cash provided by operations	382.5	425.0
Investing Activities:
Capital expenditures	(51.7)	(60.5)
Other	(3.8)	(2.4)

Net cash used in investing activities	(55.5)	(62.9)
Financing Activities:
Principal payments on debt	(657.4)	(613.3)
Proceeds from issuance of debt	704.2	757.3
Dividends paid	(151.6)	(127.5)
Purchases of treasury shares	(214.6)	(282.7)
Proceeds from exercise of stock options and excess tax benefits	31.9	10.8

Net cash used in financing activities	(287.5)	(255.4)
Effect of exchange rate changes on Cash and cash equivalents	2.6	(12.4)

Net increase in Cash and cash equivalents	42.1	94.3
Cash and cash equivalents at beginning of period	340.7	319.6

Cash and cash equivalents at end of period	$382.8	$413.9

Supplemental Cash Flow Information:
Income taxes paid	$160.4	$65.9

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

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories by major classes were as follows:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$217.6	$208.1
Work-in-process	42.2	37.5
Finished goods	689.7	610.2

Total Inventories	$949.5	$855.8

4.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $364.8 and $277.2, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Earnings Per Share

	Three Months Ended
	March 31, 2006			March 31, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$324.5			$300.1
Preferred dividends	(7.4)			(7.0)

Basic EPS	317.1	515.2	$0.62	293.1	524.8	$0.56

Stock options and restricted stock		4.1			3.8
Convertible preference stock	7.4	30.5		7.0	33.1

Diluted EPS	$324.5	549.8	$0.59	$300.1	561.7	$0.53

6.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options and restricted stock awards granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement are being recognized, as required, as compensation cost over the vesting period except in the instance of the participants’ actual retirement.

Included within Selling, general and administrative expense for the three months ended March 31, 2006 is $28.8 of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $17.6 ($12.1 aftertax), including the acceleration of compensation cost related to retirement eligible employees, which impacted basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006. Stock-based compensation expenses are recorded in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006:

Three Months Ended March 31, 2005
Net income, as reported	$300.1
Less: pro forma stock option compensation expense, net of tax	10.0

Pro forma net income	$290.1

Earnings per share:
Basic – as reported	$0.56
Basic – pro forma	0.54
Diluted – as reported	0.53
Diluted – pro forma	0.52

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $9.76 and $12.36, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 20% to 26%, risk-free interest rate ranging from 3.3% to 4.0% and an expected dividend yield of 2.0%.

During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SAB 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Similarly, expected volatility for fiscal 2006 incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. Previously such assumptions were determined based on historical data.

Restricted stock award activity for the three months ended March 31, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards, January 1	2,949	$53
Granted	262	57
Vested	(467)	53
Canceled or expired	(16)	53

Restricted stock awards, March 31	2,728	$53

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding, January 1	41,775	$52
Granted	43	55
Exercised	(818)	39
Canceled or expired	(277)	56

Options outstanding, March 31	40,723	53	4	$207
Options exercisable, March 31	31,192	$52	3	$174

The total value of in-the-money options exercised during the first three months ended March 31, 2006 was $14.1.

As of March 31, 2006, there was $75.6 and $44.8 of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $2.8 which were classified as a financing cash inflow in the first quarter of 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R. Cash proceeds received from options exercised for the three months ended March 31, 2006 and 2005 were $29.1 and $10.8, respectively.

7.	Acquisitions and Divestitures

In March 2006, the Company announced its agreement to purchase approximately 84% of the outstanding shares of Tom’s of Maine, Inc., the oral care leader in the fast-growing Naturals market in the U.S., for an aggregate cash price of approximately $100 subject to adjustment at closing. The acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2006.

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company sold its North American and Southeast Asian heavy-duty laundry detergent businesses in the third quarter and fourth quarter of 2005, respectively. These operations accounted for less than 2% of the Company’s annual Net sales.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

8.	Restructuring Activities

In December 2004, the Company commenced a four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses. As part of this program the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction. The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax).

As detailed below, the Company incurred $65.8 ($46.8 aftertax) of charges in connection with restructuring and implementation related activities in the first quarter of 2006.

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2005	$35.3	$—	$—	$3.4	$38.7
Charges	31.1	24.7	0.9	9.1	65.8
Cash payments	(11.4)	—	—	(8.8)	(20.2)
Charges against assets	(15.6)	(24.7)	(0.9)	(0.5)	(41.7)
Foreign exchange	(0.8)	—	—	1.0	0.2

Restructuring accrual at March 31, 2006	$38.6	$—	$—	$4.2	$42.8

Charges in the period related to restructuring activities in North America (65%), Europe/South Pacific (21%), Latin America (2%), Greater Asia/Africa (1%), Pet Nutrition (2%) and Corporate (9%). These charges are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($52.1), Selling, general and administrative expenses ($5.0) and Other (income) expense, net ($8.7).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $317.3 ($239.9 aftertax) in connection with the implementation of various projects. Total accumulated charges related to restructuring activities in North America (36%), Europe/South Pacific (47%), Latin America (4%), Greater Asia/Africa (5%), Pet Nutrition (1%) and Corporate (7%). The majority of costs incurred to date relate to the following significant projects: the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City; and a realignment of the sales and administrative functions in Germany.

In connection with the 2004 Restructuring Program, in March 2006, the Company announced a seven-year agreement with IBM to provide procurement services for designated materials and services worldwide and to provide accounts payable services for Europe and North America.

Restructuring costs are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Charges for certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program related to pension enhancements which will be paid to terminated individuals directly from the Company’s funded pension plans. Accordingly, such amounts, which since inception totaled $23.4, are reflected as a charge against the Company’s prepaid pension assets and are not part of the March 31, 2006 restructuring accrual balance reflected above. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program. Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

9.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Service cost	$13.3	$12.9	$5.7	$6.0	$3.1	$3.0
Interest cost	19.6	20.6	8.5	9.2	7.2	6.5
Annual ESOP allocation	—	—	—	—	(3.7)	(3.6)
Expected return on plan assets	(23.8)	(24.4)	(6.6)	(6.7)	(0.3)	(0.2)
Amortization of transition/prior service costs	0.8	1.3	0.3	0.3	(0.1)	(0.2)
Amortization of actuarial loss	7.2	7.2	1.8	1.7	2.7	1.9

Net periodic benefit cost	$17.1	$17.6	$9.7	$10.5	$8.9	$7.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

10.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS). The IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2005, the Company and the IRS reached agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, results of operations or ongoing cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $11. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway. It is the opinion of management that the ultimate disposition of this and other tax matters, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $120. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. If the fine is affirmed, interest and penalties will also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal (at the Council level or if necessary, in Brazilian federal court) or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $95. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

•	In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998, which represent more than half of the total exposure. It is possible that the tax authorities will appeal this decision.

•	For the remaining exposure related to subsequent years, the assessment is still outstanding, and the Company is also appealing this assessment to the First Board of Taxpayers.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal before the First Board of Taxpayers or if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $50 at the current rate of exchange, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

11.	Segment Information

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations including Russia, Turkey, Ukraine and Belarus, transferred to Greater Asia management and responsibility for countries in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 has been reclassified to conform to the new reporting structure.

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, unallocated overhead costs, and gains and losses on sales of non-core brands and assets. Net sales and Operating profit by segment were as follows:

	Three Months Ended March 31,
	2006	2005
Net sales
Oral, Personal and Home Care
North America	$617.6	$609.7
Latin America	692.7	588.5
Europe/South Pacific	691.7	720.2
Greater Asia/Africa	483.3	465.2

Total Oral, Personal and Home Care	2,485.3	2,383.6
Pet Nutrition	385.3	359.4

Total Net sales	$2,870.6	$2,743.0

Operating profit
Oral, Personal and Home Care
North America	$132.3	$136.8
Latin America	211.2	163.1
Europe/South Pacific	152.5	154.4
Greater Asia/Africa	65.4	62.8

Total Oral, Personal and Home Care	561.4	517.1
Pet Nutrition	103.8	98.2
Corporate	(147.7)	(122.7)

Total Operating profit	$517.5	$492.6

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

The Oral, Personal and Home Care segment is operated through four reportable operating segments, North America, Latin America, Europe/South Pacific and Greater Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In March 2006, the Company announced its agreement to purchase Tom’s of Maine, Inc., the oral care leader in the fast-growing Naturals market in the United States. Tom’s of Maine, Inc. manufactures and markets a focused array of Natural oral and personal care products including toothpaste, mouthwash, floss, deodorant and soap. In 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to prioritize higher margin businesses, the Company divested its North American and Southeast Asian heavy-duty laundry detergent brands during 2005, and certain Latin American and European laundry detergent brands during 2004 and 2003, respectively.

In December 2004, the Company commenced a four-year restructuring and business-building program to enhance the Company’s global leadership position in its core businesses (the 2004 Restructuring Program). As part of the 2004 Restructuring Program, the Company anticipates the rationalization of approximately one-third of the Company’s manufacturing facilities, closure of certain warehousing facilities and an estimated 12% workforce reduction. The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). Savings are projected to be in the range of $325 and $400 ($250 and $300 aftertax) annually by 2008.

In the first quarter of 2006, Net sales grew 4.5% driven by strong volume growth of 4.5%. These gains were driven by increased advertising, new products and promotional support in key categories and markets. The Company also continues to be impacted by higher energy costs and increases in raw and packing material costs. Operating profit for the quarter increased 5%, which included a $65.8 charge in connection with the 2004 Restructuring Program and an incremental $17.6 stock-based compensation charge related to the adoption of SFAS 123R. Given the continued competitive marketplace and high raw and packaging material and energy costs, the Company anticipates that the near-term operating environment will remain challenging. However, the savings and benefits from the 2004 Restructuring Program along with the Company’s other ongoing cost-savings and growth initiatives are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

Results of Operations

Worldwide sales were $2,870.6, up 4.5% from 2005 driven by unit volume gains of 4.5%. Net selling price increases of 1.5% were offset by a negative foreign exchange impact of 1.5%. Excluding the divestment of non-core product lines, sales increased 7.0% on volume growth of 7.0%.

Sales in the Oral, Personal and Home Care segment were $2,485.3, up 4.5% from 2005 driven by volume growth of 4.5%. Net selling price increases of 1.5%, were offset by a negative foreign exchange impact of 1.5%. Excluding divestments, sales increased 7.0% on volume growth of 7.0%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales in North America increased 1.5% to $617.6 on 1.0% volume growth and a 0.5% positive impact of foreign exchange, while pricing was even with the first quarter of 2005. Net sales, excluding the divested detergent business, increased 7.0% on volume gains of 6.5%. In oral care, strong growth in Colgate Luminous and Colgate Max Fresh toothpastes and Colgate 360° manual toothbrush contributed to growth. New products contributing to growth in other categories include Ajax Ruby Red Grapefruit and Palmolive Oxy Plus dish liquids, Irish Spring MicroClean bar soap, and Softsoap Brand Kitchen Fresh Hands and Softsoap Brand Shea Butter liquid hand soaps. North American operating profit decreased 3% from the first quarter of 2005 to $132.3 primarily as a result of the detergent divestment and increased advertising.

Net sales in Latin America increased 17.5% to $692.7 as a result of 7.0% volume growth, a 4.0% positive impact of foreign exchange and 6.5% higher pricing. All countries in the region contributed to the strong volume gains, led by Brazil, Mexico, Venezuela, Colombia, Central America and Argentina. New products contributing to these gains included Colgate Max Fresh and Colgate Sensitive Whitening toothpastes and the relaunch of Colgate Total toothpaste. Other new products driving growth in Latin America are Colgate MicroSonic battery-powered toothbrush, Colgate Smiles line of manual toothbrushes for kids, Palmolive Nutri-Milk and Protex Propolis bar soaps, and Lady Speed Stick and Speed Stick multiform deodorants. Operating profit in Latin America increased 29% to $211.2, even after an increased level of advertising, reflecting increased sales and gross profit margins and a positive impact from foreign exchange.

Net sales in Europe/South Pacific decreased 4.0% to $691.7 as volume gains of 7.5% were offset by a 9.0% negative impact of foreign exchange and a 2.5% reduction in net selling prices. Net sales, excluding divestments, decreased 3.5% on volume gains of 8.0%. Strong volume gains in the United Kingdom, Germany, Denmark, Spain, Italy, Ireland, Greece, Holland, Adria, Poland, the Baltic States, Hungary, Australia and the GABA business more than offset challenging economic conditions in France. Successful new products driving these gains include Colgate Sensitive Plus Whitening, Colgate Max Fresh and Colgate Oxygen toothpastes. Recent innovations contributing to gains in other categories include Palmolive Naturals with Olive Milk and Palmolive Thermal Spa Firming shower gels and Ajax Professional Degreaser spray cleaner. Although increases in volume and gross profit margins were achieved in the quarter, Operating profit in Europe/South Pacific decreased 1% to $152.5 as the increases on a local currency basis were more than offset by the negative impact of foreign exchange.

Net sales in Greater Asia/Africa increased 4.0% to $483.3 on volume gains of 2.5% and an increase in net selling prices of 2.5%, partially offset by a 1.0% negative impact of foreign exchange. Net sales, excluding the divested detergent business, increased 8.5% on volume gains of 7.0%. Strong volume gains were achieved in India, Vietnam, Hong Kong, Malaysia, Thailand, Russia, Ukraine, Turkey, Saudi Arabia, the Gulf States and South Africa. Successful new products driving the oral care growth include Colgate Max Fresh, Colgate Propolis and Darlie Tea Care toothpastes, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. New products contributing to growth in other categories in the region include Palmolive Aromatherapy with Propolis shower gel and liquid hand soap, Palmolive Thermal Spa bar soap and liquid hand soap, Protex Sun Care bar soap, Protex Icy Cool Talc and Palmolive Naturals shampoo and conditioner. Operating profit in Greater Asia/Africa increased 4% to $65.4 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales for Hill’s Pet Nutrition increased 7.0% to $385.3 on unit volume gains of 5.5% and an increase in net selling prices 4.5%, partially offset by a 3.0% negative impact of foreign exchange. Innovative new products contributing to growth in the U.S. specialty retail channel during the quarter include Science Diet Lamb Meal & Rice Recipe Large Breed dog food, Science Diet Lamb Meal & Rice Recipe Small Bites dog food, and Science Diet Indoor Cat food. In the U.S. veterinary channel, sales of Prescription Diet j/d Canine, a food clinically proven to improve mobility in dogs with arthritis, and the relaunch of Prescription Diet d/d Canine and Feline, which addresses a range of inflammatory skin conditions, continue to exceed expectations. Internationally, growth was strong led by Australia, Taiwan, Belgium, Germany, Italy, Denmark, Israel, South Africa and the United Kingdom. Operating profit grew 6% to $103.8 due to increased sales and gross profit margins, partially offset by higher advertising spending.

Operating profit (loss) related to Corporate increased to ($147.7) in the first quarter of 2006 from ($122.7) in 2005 primarily due to increased restructuring activity and the impact of adopting SFAS 123R. Corporate operating expenses in the first quarter of 2006 included $65.8 of pretax charges related to the Company’s 2004 Restructuring Program and $17.6 of incremental stock-based compensation charges due to the adoption of SFAS 123R. Corporate operating expenses in the first quarter of 2005 included $49.7 of pretax charges related to the Company’s 2004 Restructuring Program.

Worldwide gross profit margin for the first quarter of 2006 declined to 54.5% from 54.8% in 2005. Benefits from higher pricing, the Company’s cost-savings programs and the shift toward higher margin products more than offset the impact of higher raw and packaging material costs in 2006; however, restructuring charges continue to have a negative impact on gross profit margin. Restructuring charges of $52.1 and $10.7 related to accelerated depreciation and certain employee termination benefits under the 2004 Restructuring Program were included in Cost of sales. These charges lowered the reported gross profit margin by 180 basis points (bps) (from 56.3% to 54.5%) and 40 bps (from 55.2% to 54.8%) in the first quarter of 2006 and 2005, respectively.

Selling, general and administrative expenses as a percentage of sales increased to 35.4% in the first quarter of 2006 from 34.4% in 2005. The 100 bps increase was primarily driven by advertising (60 bps) and incremental stock-based compensation expense recognized as a result of adopting SFAS 123R (60 bps). In the first quarter of 2006, advertising increased 11% to $297.1 as compared with $267.0 in 2005.

Other (income) expense, net, decreased to $28.4 in the first quarter of 2006 as compared with $66.6 in 2005. Other (income) expense, net includes $8.7 and $39.0 of charges related to the Company’s 2004 Restructuring Program in the first quarter of 2006 and 2005, respectively. For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 8, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Operating profit increased to $517.5 in the first quarter of 2006 from $492.6 in 2005, a level of 18% of sales in both the first quarter of 2006 and 2005. Operating profit included $65.8 and $49.7 of charges related to the Company’s 2004 Restructuring Program in the first quarter of 2006 and 2005, respectively. Additionally, the first quarter of 2006 included incremental stock-based compensation expense of $17.6 as a result of adopting SFAS 123R.

Interest expense, net of interest income, increased to $37.3 in the first quarter of 2006 as compared with $31.6 in 2005 due to higher interest rates.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the first quarter of 2006 decreased to 32.4% from 34.9% in 2005. The lower tax rate in the first quarter of 2006 is primarily due to the impact of the Company’s 2004 Restructuring Program. The tax benefit derived from the charges incurred in the first quarter of 2006 for the 2004 Restructuring Program was at a rate of 28.9% as compared with 10.3% in 2005. The impact of the 2004 Restructuring Program on an individual quarter will depend upon the projects and the related tax jurisdictions involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

Net income for the first quarter of 2006 increased to $324.5 and earnings per common share increased to $0.59 per share on a diluted basis, compared with $300.1 and $0.53 per share in the prior period. Net income the first quarter of 2006 included $46.8 ($0.09 per share) of charges related to the Company’s 2004 Restructuring Program and $12.1 ($0.02 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. Net income in the first quarter of 2005 included $44.6 ($0.08 per share) of charges related to the Company’s 2004 Restructuring Program.

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

Liquidity and Capital Resources

Net cash provided by operations decreased to $382.5 in the first quarter of 2006, compared with $425.0 in the first quarter of 2005. The decrease is primarily related to higher cash tax payments and working capital changes, partially offset by improved profitability. A portion of the increased tax payments reflected in net cash provided by operations in the first quarter of 2006 includes tax payments of $20.0 related to the sale of the Company’s Southeast Asian detergent brands in the fourth quarter of 2005. Remaining increases in income taxes paid is primarily due to timing, reflecting when estimated taxes are required to be remitted. With the progression of the 2004 Restructuring Program, restructuring payments in the first quarter increased relative to the comparable period of 2005. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flow. Additionally, inventories increased partially as a result of efforts to ensure continued product supply during the 2004 Restructuring Program. Overall, working capital decreased slightly to 1.5% of sales compared with 1.9% of sales a year ago.

Investing activities were primarily capital expenditures, which reflect a level slightly lower than the comparable period of 2005. As a result of the Company’s multi-year restructuring and business-building program, overall capital expenditures for 2006 are expected to increase to a rate of approximately 4.0% to 4.5% of Net sales.

Financing activities used $287.5 of cash during the first quarter of 2006 compared with $255.4 in the first quarter of 2005 due primarily to increased principal payments on debt and dividend payments, partially offset by a decrease in stock repurchases. In the first quarter of 2006, the Company made increased principal payments on debt while financing activities during the first quarter of 2005 reflect an increased level of borrowings. Dividend payments were higher in the first quarter of 2006 relative to the comparable period of 2005.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

In the first quarter of 2006, the Board of Directors approved a new stock repurchase program, under which the Company plans to purchase 30 million common shares over the next two years. Furthermore, the Company recently increased the annualized common stock dividend to $1.28 per share and the annualized Series B Preference Stock dividend to $10.24 per share to be effective in the second quarter of 2006.

Domestic and foreign commercial paper outstanding was $922.6 and $991.8 as of March 31, 2006 and 2005, respectively. The maximum commercial paper outstanding during the three months ended March 31, 2006 and 2005 was $1,300 and $1,558, respectively. At March 31, 2006, $946.1 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2010.

The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

This quarterly report on Form 10-Q may contain forward-looking statements. Actual events or results may differ materially from those statements. For information about factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Note 13 to the Consolidated Financial Statements included therein and Note 10 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company is authorized to purchase up to 30 million shares of the Company’s common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Board’s authorization also authorizes share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

Prior to the Board’s approval of the 2006 Program, the Company purchased its shares under a program that was approved by the Board of Directors and publicly announced in October 2004 (the 2004 Program). Under the 2004 Program, the Company was authorized to purchase up to 20 million shares of the Company’s common stock, until the program was terminated on March 9, 2006.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2006:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2006	1,139,393	$54.85	1,100,000	1,383,783	(3)
February 1 through 28, 2006	1,352,355	$54.54	930,000	453,783	(3)
March 1 through 31, 2006	1,362,035	$56.40	1,110,000	29,120,000	(4)

Total	3,853,783		3,140,000

(1)	Includes share repurchases under the Company’s 2006 Program, 2004 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 713,783 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 20 million shares authorized for repurchase under the 2004 Program less the cumulative number of shares that have been purchased under that program.

(4)	The 2004 Program was terminated on March 9, 2006. The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 12	Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Principal Executive Officer:

April 28, 2006	/S/ REUBEN MARK
Reuben Mark Chairman and Chief Executive Officer

Principal Financial Officer:

April 28, 2006	/S/ STEPHEN C. PATRICK
Stephen C. Patrick Chief Financial Officer

Principal Accounting Officer:

April 28, 2006	/S/ DENNIS J. HICKEY
Dennis J. Hickey Vice President and Corporate Controller