Form 10-Q
period 2006-06-30
COLGATE PALMOLIVE CO
filed 2006-07-27
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	516,419,919	June 30, 2006

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$3,014.3	$2,837.5	$5,884.9	$5,580.5
Cost of sales	1,381.2	1,298.4	2,688.3	2,537.8

Gross profit	1,633.1	1,539.1	3,196.6	3,042.7
Selling, general and administrative expenses	1,052.3	959.1	2,069.9	1,903.5
Other (income) expense, net	119.9	38.9	148.3	105.5

Operating profit	460.9	541.1	978.4	1,033.7
Interest expense, net	41.3	30.9	78.6	62.5

Income before income taxes	419.6	510.2	899.8	971.2
Provision for income taxes	136.0	167.3	291.7	328.2

Net income	$283.6	$342.9	$608.1	$643.0

Earnings per common share, basic	$0.54	$0.64	$1.15	$1.20

Earnings per common share, diluted	$0.51	$0.62	$1.10	$1.15

Dividends declared per common share*	$—	$—	$0.61	$0.53

*	Two dividends were declared in the first quarter of 2006 and 2005.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$430.4	$340.7
Receivables (net of allowances of $44.6 and $41.7, respectively)	1,380.7	1,309.4
Inventories	986.7	855.8
Other current assets	321.8	251.2

Total current assets	3,119.6	2,757.1
Property, plant and equipment:
Cost	5,478.0	5,347.1
Less: Accumulated depreciation	(2,973.5)	(2,803.0)

	2,504.5	2,544.1
Goodwill, net	2,000.1	1,845.7
Other intangible assets, net	829.9	783.2
Other assets	507.1	577.0

Total assets	$8,961.2	$8,507.1

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$186.9	$171.5
Current portion of long-term debt	270.5	356.7
Accounts payable	872.4	876.1
Accrued income taxes	147.6	215.5
Other accruals	1,182.8	1,123.2

Total current liabilities	2,660.2	2,743.0
Long-term debt	3,156.0	2,918.0
Deferred income taxes	520.4	554.7
Other liabilities	1,029.1	941.3
Shareholders’ Equity
Preference stock	239.7	253.7
Common stock	732.9	732.9
Additional paid-in capital	1,130.0	1,064.4
Retained earnings	9,246.3	8,968.1
Accumulated other comprehensive income	(1,792.0)	(1,804.7)

	9,556.9	9,214.4
Unearned compensation	(267.3)	(283.3)
Treasury stock, at cost	(7,694.1)	(7,581.0)

Total shareholders’ equity	1,595.5	1,350.1

Total liabilities and shareholders’ equity	$8,961.2	$8,507.1

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$608.1	$643.0
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	153.4	61.8
Depreciation and amortization	162.4	165.2
Stock-based compensation expense	51.0	19.0
Cash effects of changes in:
Receivables	(58.3)	(26.8)
Inventories	(116.7)	(95.7)
Accounts payable and other accruals	(92.9)	(39.3)
Other non-current assets and liabilities	(11.1)	1.2

Net cash provided by operations	695.9	728.4
Investing Activities
Capital expenditures	(136.7)	(159.2)
Payment for acquisitions, net of cash acquired	(104.2)	—
Other	(11.1)	(4.9)

Net cash used in investing activities	(252.0)	(164.1)
Financing Activities
Principal payments on debt	(932.3)	(1,119.9)
Proceeds from issuance of debt	1,044.3	1,432.5
Dividends paid	(329.9)	(291.2)
Purchases of treasury shares	(335.7)	(513.5)
Proceeds from exercise of stock options and excess tax benefits	200.0	19.3

Net cash used in financing activities	(353.6)	(472.8)
Effect of exchange rate changes on Cash and cash equivalents	(0.6)	(19.0)

Net increase in Cash and cash equivalents	89.7	72.5
Cash and cash equivalents at beginning of period	340.7	319.6

Cash and cash equivalents at end of period	$430.4	$392.1

Supplemental Cash Flow Information
Income taxes paid	$392.1	$298.3

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

2.	Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

4.	Inventories by major classes were as follows:

	June 30, 2006	December 31, 2005
Raw materials and supplies	$221.6	$208.1
Work-in-process	44.5	37.5
Finished goods	720.6	610.2

Total Inventories	$986.7	$855.8

5.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $256.0 and $390.5, respectively. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $620.8 and $667.7, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

6.	Earnings Per Share

	Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$283.6			$342.9
Preferred dividends	(7.1)			(6.7)

Basic EPS	276.5	515.8	$0.54	336.2	521.4	$0.64

Stock options and restricted stock		5.9			3.5
Convertible preference stock	7.1	29.7		6.7	32.5

Diluted EPS	$283.6	551.4	$0.51	$342.9	557.4	$0.62

	Six Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$608.1			$643.0
Preferred dividends	(14.5)			(13.7)

Basic EPS	593.6	515.5	$1.15	629.3	523.1	$1.20

Stock options and restricted stock		5.2			3.6
Convertible preference stock	14.5	30.1		13.7	32.8

Diluted EPS	$608.1	550.8	$1.10	$643.0	559.5	$1.15

7.	Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Included within Selling, general and administrative expense for the three and six months ended June 30, 2006 is $22.2 and $51.0, respectively, of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006 incremental stock-based compensation expense recognized for the three and six months ended June 30, 2006 was $11.8 ($8.3 aftertax) and $29.4 ($20.4 aftertax), respectively, which impacted basic and diluted earnings per share by $0.02 and $0.04, respectively. Stock-based compensation expenses are recorded in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$342.9	$643.0
Less: pro forma stock option compensation expense, net of tax	10.5	20.5

Pro forma net income	$332.4	$622.5

Earnings per share:
Basic – as reported	$0.64	$1.20
Basic – pro forma	0.62	1.16
Diluted – as reported	0.62	1.15
Diluted – pro forma	0.60	1.11

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $9.76 and $12.05, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 20% to 26%, risk-free interest rate ranging from 3.3% to 4.0% and an expected dividend yield of 2.0%.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Restricted stock award activity for the six months ended June 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1	2,949	$53
Activity:
Granted	278	57
Vested	(479)	53
Canceled or expired	(47)	53

Restricted stock awards as of June 30	2,701	$53

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding as of January 1	41,775	$52
Activity:
Granted	43	55
Exercised	(4,109)	49
Canceled or expired	(375)	56

Options outstanding as of June 30	37,334	53	4	$271
Options exercisable as of June 30	28,089	$52	3	$217

As of June 30, 2006, there was $63.6 and $32.5 of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. As a result of adopting SFAS 123R, the benefits of tax deductions in excess of grant-date fair value of $6.7 were reported as a financing cash flow, rather than as an operating cash flow in the first six months of 2006. Cash proceeds received from options exercised for the six months ended June 30, 2006 and 2005 were $193.3 and $19.3, respectively. The total value of options exercised during the six months ended June 30, 2006 was $42.5.

8.	Acquisitions and Divestitures

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., the oral care leader in the fast-growing Naturals market in the U.S., for approximately $100 plus transaction costs. Tom’s of Maine gives Colgate the opportunity to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste is the market leader.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The cost to acquire Tom’s of Maine has been allocated on a preliminary basis to the assets acquired and the liabilities assumed at the date of acquisition based on estimated fair values. As the Company is in the process of obtaining independent valuations, the allocation of the purchase price as well as the determination of the useful lives of intangible assets are subject to adjustment.

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported sales, net income and earnings per share for the three and six month periods ended June 30, 2006 and 2005.

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company sold its North American and Southeast Asian heavy-duty laundry detergent businesses in the third quarter and fourth quarter of 2005, respectively. These operations accounted for less than 2% of the Company’s annual Net sales.

9.	Restructuring Activities

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

The Company incurred $167.9 ($115.9 aftertax) of charges in connection with restructuring and implementation related activities in the three months ended June 30, 2006, which includes $92.3 ($60.0 aftertax) related to the Company’s previously announced voluntary early retirement program applicable to certain U.S. employees. This program will enable the Company to continue to re-align organizational resources consistent with the business-building goals of the 2004 Restructuring Program. Restructuring costs, which are detailed below, are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

	Three Months Ended June 30, 2006
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at March 31, 2006	$38.6	$—	$—	$4.2	$42.8
Charges	119.3	31.1	0.2	17.3	167.9
Cash payments	(10.1)	—	—	(15.0)	(25.1)
Charges against assets	(70.8)	(31.1)	(0.2)	(1.0)	(103.1)
Other	(7.2)	—	—	0.2	(7.0)
Foreign exchange	1.3	—	—	(1.0)	0.3

Restructuring accrual at June 30, 2006	$71.1	$—	$—	$4.7	$75.8

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Charges for the three months ended June 30, 2006 related to restructuring activities in North America (40%), Europe/South Pacific (9%), Latin America (2%), Greater Asia/Africa (6%) and Corporate (43%). These charges are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($57.7), Selling, general and administrative expenses ($14.1) and Other (income) expense, net ($96.1).

As detailed below, the Company incurred $233.7 ($162.7 aftertax) of charges in connection with restructuring and implementation related activities in the six months ended June 30, 2006.

	Six Months Ended June 30, 2006
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2005	$35.3	$—	$—	$3.4	$38.7
Charges	150.4	55.8	1.1	26.4	233.7
Cash payments	(21.5)	—	—	(23.8)	(45.3)
Charges against assets	(86.4)	(55.8)	(1.1)	(1.5)	(144.8)
Other	(7.2)	—	—	0.2	(7.0)
Foreign exchange	0.5	—	—	—	0.5

Restructuring accrual at June 30, 2006	$71.1	$—	$—	$4.7	$75.8

Charges for the six months ended June 30, 2006 related to restructuring activities in North America (47%), Europe/South Pacific (13%), Latin America (1%), Greater Asia/Africa (5%), Pet Nutrition (1%) and Corporate (33%). These charges are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($109.8), Selling, general and administrative expenses ($19.1) and Other (income) expense, net ($104.8).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $485.2 ($355.8 aftertax) in connection with the implementation of various projects. Total accumulated charges related to restructuring activities in North America (37%), Europe/South Pacific (34%), Latin America (3%), Greater Asia/Africa (5%), Pet Nutrition (1%) and Corporate (20%). The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City; and a realignment of the sales and administrative functions in Germany.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Charges for certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program relate to pension enhancements which will be paid to individuals directly from the Company’s funded pension plans. Accordingly, such amounts, which since inception totaled $96.1, are reflected as a charge against the Company’s prepaid pension assets and are not part of the June 30, 2006 restructuring accrual balance reflected above. During the three months ended June 30, 2006 the Company made a $35 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program. Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Service cost	$13.4	$11.4	$6.0	$5.4	$3.2	$3.0
Interest cost	19.6	18.3	8.3	9.2	7.3	6.5
Annual ESOP allocation	—	—	—	—	(3.6)	(3.6)
Expected return on plan assets	(23.9)	(21.6)	(6.1)	(6.7)	(0.2)	(0.2)
Amortization of transition/prior service costs	0.8	1.1	0.3	0.3	(0.1)	(0.2)
Amortization of actuarial loss	7.1	6.4	1.8	1.7	2.7	1.9

Net periodic benefit cost	$17.0	$15.6	$10.3	$9.9	$9.3	$7.4

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Service cost	$26.7	$24.3	$11.7	$11.4	$6.3	$6.0
Interest cost	39.2	38.9	16.8	18.4	14.5	13.0
Annual ESOP allocation	—	—	—	—	(7.3)	(7.2)
Expected return on plan assets	(47.7)	(46.0)	(12.7)	(13.4)	(0.5)	(0.4)
Amortization of transition/prior service costs	1.6	2.4	0.6	0.6	(0.2)	(0.4)
Amortization of actuarial loss	14.3	13.6	3.6	3.4	5.4	3.8

Net periodic benefit cost	$34.1	$33.2	$20.0	$20.4	$18.2	$14.8

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

For the six months ended June 30, 2006 and 2005 the Company made voluntary contributions of $56.0 (including $35 related to restructuring, refer to Note 9, “Restructuring Activities”) and $38.0, respectively, to its U.S. postretirement plans.

11.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2005, the Company and the IRS reached agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, results of operations or ongoing cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $11. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $550, at the current exchange rate, including interest and penalties challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In 1999, the Company’s subsidiary had requested and received a written advance ruling from the Mexican tax authorities which was relied upon in subsequently claiming these credits. Although there can be no assurances, the Company believes based on the advice of outside counsel that it is in full compliance with the written advance ruling it received and the applicable tax law and regulations in claiming the VAT credits and that it will ultimately prevail in this matter. The Company intends to challenge this assessment vigorously.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $95. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

•	In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998, which represent more than half of the total exposure. The tax authorities have appealed this decision to the next administrative level.

•	For the remaining exposure related to subsequent years, the assessment is still outstanding, and the Company is also appealing this assessment to the First Board of Taxpayers.

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal either at the administrative level or if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $50 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. At this time, no formal claim for a fine or penalty has been made, and the Company cannot predict the financial impact of this matter. The Company’s policy is to comply with antitrust and competition laws and, if a potential violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

See also Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

12.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
Oral, Personal and Home Care
North America	$647.4	$632.1	$1,265.0	$1,241.8
Latin America	741.1	651.4	1,433.8	1,239.9
Europe/South Pacific	721.2	722.1	1,412.9	1,442.3
Greater Asia/Africa	493.8	456.4	977.1	921.6

Total Oral, Personal and Home Care	2,603.5	2,462.0	5,088.8	4,845.6
Pet Nutrition	410.8	375.5	796.1	734.9

Total Net Sales	$3,014.3	$2,837.5	$5,884.9	$5,580.5

Operating Profit
Oral, Personal and Home Care
North America	$142.9	$135.3	$275.2	$272.1
Latin America	219.9	179.3	431.1	342.4
Europe/South Pacific	163.1	156.9	315.6	311.3
Greater Asia/Africa	68.0	55.9	133.4	118.7

Total Oral, Personal and Home Care	593.9	527.4	1,155.3	1,044.5
Pet Nutrition	107.9	102.6	211.7	200.8
Corporate	(240.9)	(88.9)	(388.6)	(211.6)

Total Operating Profit	$460.9	$541.1	$978.4	$1,033.7

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. In May 2006, the Company completed its acquisition of Tom’s of Maine, Inc., the oral care leader in the fast-growing Naturals market in the United States. Tom’s of Maine, Inc. manufactures and markets a focused array of Natural oral and personal care products including toothpaste, mouthwash, floss, deodorant and soap. In 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. Also, consistent with the Company’s strategy to prioritize higher margin businesses, the Company divested its North American and Southeast Asian heavy-duty laundry detergent brands during 2005, and certain Latin American and European laundry detergent brands during 2004 and 2003, respectively.

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

In the second quarter of 2006, Net sales increased 6.0% as strong volume gains were driven by increased advertising, new products and promotional support in key categories and markets. Benefits from higher pricing, the Company’s cost-savings programs and the shift toward higher margin products more than offset the impact of higher raw and packaging material and energy costs during the quarter. Net income for the second quarter of 2006 decreased 17% from the prior year however, reflecting a $115.9 aftertax charge in connection with the 2004 Restructuring Program. Included in this charge is $60.0 aftertax related to the previously announced voluntary early retirement program applicable to certain U.S. employees and charges associated with previously announced changes being implemented in its global supply chain.

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

Results of Operations

Worldwide sales were $3,014.3 in the second quarter of 2006, up 6.0% from 2005 driven by unit volume gains of 4.0%, net selling price increases of 1.5% and a positive foreign exchange impact of 0.5%. Excluding the divestment of non-core product lines, sales increased 8.5% on volume growth of 6.5%.

Sales in the Oral, Personal and Home Care segment were $2,603.5 in the second quarter of 2006, up 5.5% from 2005 driven by volume growth of 3.5%, net selling price increases of 1.5% and a positive foreign exchange impact of 0.5%. Excluding divestments, sales increased 8.5% on volume growth of 6.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales in North America increased 2.5% in the second quarter of 2006 to $647.4 on 2.0% volume growth and a 0.5% positive impact of foreign exchange, while pricing was even with the second quarter of 2005. Net sales, excluding the divested detergent business, increased 8.5% on volume gains of 8.0%. In the U.S., new products contributing to growth included Colgate Luminous toothpaste, Colgate 360° manual toothbrush, Palmolive Oxy Plus Odor Eliminator dish liquid, Irish Spring MicroClean bar soap, Softsoap Brand Kitchen Fresh Hands and Softsoap Brand Shea Butter liquid hand soaps, and Softsoap Brand Pure Cashmere moisturizing body wash. Operating profit in North America increased 6% from the second quarter of 2005 to $142.9, even after the negative profit impact of the detergent divestment and an increased level of advertising spending.

Net sales in Latin America increased 14.0% in the second quarter of 2006 to $741.1 as a result of 7.5% volume growth, 5.0% higher pricing and 1.5% positive impact of foreign exchange. Nearly every country in the region contributed to the strong volume gains, led by Brazil, Mexico, Venezuela, Central America, the Dominican Republic and Argentina. New products contributing to these gains included Colgate Max Fresh toothpaste, the relaunch of Colgate Total toothpaste, Colgate 360° manual toothbrush, Colgate MicroSonic battery-powered toothbrush, Colgate Smiles line of manual toothbrushes for kids, Protex Oats and Protex Propolis bar soaps, Palmolive Aromatherapy Vitality and Protex Propolis shower gels, Lady Speed Stick Double Defense deodorant and Palmolive Hydra Natura ActiFirm and Extra Dry body lotions. Operating profit in Latin America increased 23% to $219.9, even after an increased level of advertising, reflecting increased sales and gross profit margins.

Net sales in Europe/South Pacific of $721.2 were even with the second quarter of 2005 as volume gains of 1.5% were offset by a 0.5% negative impact of foreign exchange and a 1.0% reduction in net selling prices. Net sales, excluding divestments, increased 1.0% on volume gains of 2.5%. Strong volume gains in the United Kingdom, Denmark, Spain, Greece, Holland, Poland, the Czech Republic, Romania and Australia more than offset low single-digit volume declines in France, Italy, and Germany due to challenging economic conditions in those countries. Successful new toothpaste products driving gains included Colgate Time Control, Colgate Max Fresh and Colgate Sensitive Multi-Protection toothpastes. Recent innovations contributing to gains in other categories included Colgate 360° manual toothbrush, Colgate MicroSonic battery-powered toothbrush, Plax Overnight mouth rinse, Palmolive Naturals with Olive Milk shower gel, Soupline Aromatherapy fabric conditioner and Ajax Professional Degreaser and Ajax Professional Double Power spray cleaners. Operating profit in Europe/South Pacific increased 4% to $163.1, reflecting ongoing cost control initiatives.

Net sales in Greater Asia/Africa increased 8.0% in the second quarter of 2006 to $493.8 on volume gains of 4.5%, an increase in net selling prices of 2.0% and 1.5% positive impact of foreign exchange. Net sales, excluding the divested detergent business, increased 13.0% on volume gains of 9.5%. Strong volume gains were achieved in nearly every country in the region led by Hong Kong, Malaysia, Thailand, Philippines, India, Russia, Ukraine, Turkey, the Gulf States, Kenya and South Africa. Successful new products driving the oral care growth included Colgate Max Fresh, Colgate Propolis Fresh and Colgate Sensitive toothpastes, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. New products contributing to growth in other categories in the region included Palmolive Aromatherapy with Propolis shower gel and liquid hand soap, Palmolive Naturals shampoo and conditioner, and Lady Speed Stick multiform deodorants. Operating profit in Greater Asia/Africa increased 22% to $68.0 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales for Hill’s Pet Nutrition increased 9.5% in the second quarter of 2006 to $410.8 on unit volume gains of 5.5% and an increase in net selling prices of 4.0%, while foreign exchange was even with the second quarter of 2005. Innovative new products contributing to growth in the U.S. specialty retail channel during the quarter included Science Diet Lamb Meal & Rice Recipe Large Breed dog food, Science Diet Lamb Meal & Rice Recipe Small Bites dog food, and Science Diet Indoor Cat food. In the U.S. veterinary channel, sales of Prescription Diet j/d Canine and the relaunch of Prescription Diet d/d Canine and Feline continue to exceed expectations. Internationally, growth was strong led by Belgium, Germany, Denmark, Greece, South Africa, Australia, New Zealand, Hong Kong and Russia. Operating profit grew 5% to $107.9 due to increased sales, partially offset by higher advertising spending.

Worldwide sales were $5,884.9 in the first six months of 2006 up 5.5% from the comparable period in 2005 as volume rose 4.5% and net selling prices increased 1.5%, partially offset by a 0.5% negative impact of foreign exchange. Excluding the divestment of non-core product lines, sales increased 7.5% on volume growth of 6.5%.

Sales as reported in the Oral, Personal and Home Care segment for the six months ended June 30, 2006 were $5,088.8, up 5.0% from the comparable period in 2005 on 4.0% volume growth and an increase in net selling prices of 1.5%, partially offset by a 0.5% negative impact of foreign exchange. Excluding divestments, sales increased 7.5% on volume growth of 6.5%. Within this segment, North America sales increased 2.0% on volume growth of 1.5% (7.5% on volume growth of 7.0%, excluding the impact of divestments), Latin America sales increased 15.5% on volume growth of 7.5%, Europe/South Pacific sales decreased 2.0% on volume growth of 4.0% (sales decreased 1.0% on volume growth of 5.0%, excluding the impact of divestments), and Greater Asia/Africa sales increased 6.0% on volume growth of 3.5% (10.5% on volume growth of 8.0%, excluding the impact of divestments).

Sales at Hill’s Pet Nutrition for the six months ended June 30, 2006 increased 8.5% to $796.1 as volume grew 5.5% and net selling prices increased 4.5%, partially offset by a 1.5% negative impact of foreign exchange.

Operating profit (loss) related to Corporate increased to ($240.9) in the second quarter of 2006 from ($88.9) in 2005 and increased to ($388.6) in the first half of 2006 from ($211.6) in 2005. Corporate operating expenses in the second quarter of 2006 included $167.9 of charges related to the Company’s 2004 Restructuring Program and $11.8 of incremental stock-based compensation charges due to the adoption of SFAS 123R. Corporate operating expenses in the first half of 2006 included $233.7 of charges related to the Company’s 2004 Restructuring Program and $29.4 of incremental stock-based compensation charges due to the adoption of SFAS 123R. Corporate operating expenses in the second quarter and first half of 2005 include $36.0 and $85.7 of charges related to the Company’s 2004 Restructuring Program, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
2004 Restructuring Program	$(167.9)	$(36.0)	$(233.7)	$(85.7)
Incremental stock-based compensation	(11.8)	—	(29.4)	—
Other Corporate	(61.2)	(52.9)	(125.5)	(125.9)

Corporate Operating profit (loss)	$(240.9)	$(88.9)	$(388.6)	$(211.6)

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Worldwide gross profit margin of 54.2% in the second quarter of 2006 was even with the second quarter of 2005 and declined to 54.3% in the first half of 2006 from 54.5% in 2005. Gross profit benefited from higher pricing, a continued focus on cost-savings programs and the shift toward higher margin products, offset by restructuring charges. Restructuring charges of $57.7 and $109.8 for the three and six months ended June 30, 2006, respectively, which related to accelerated depreciation and certain employee termination benefits under the 2004 Restructuring Program, were included in Cost of sales. Cost of sales for the three and six months ended June 30, 2005 included restructuring charges of $23.1 and $33.8. These charges lowered the reported gross profit margin by 190 basis points (bps) (from 56.1% to 54.2%) and 90 bps (from 55.1% to 54.2%) in the second quarter of 2006 and 2005, respectively. In the first half of 2006 and 2005, these charges lowered the reported gross profit margin by 190 bps (from 56.2% to 54.3%) and 60 bps (from 55.1% to 54.5%), respectively.

Selling, general and administrative expenses as a percentage of sales increased to 34.9% in the second quarter of 2006 from 33.8% in 2005 and increased to 35.2% for the first half of 2006 from 34.1% in 2005. The 110 bps increase in the three and six months ended June 30, 2006 was primarily driven by charges related to the Company’s 2004 Restructuring Program (50 bps and 30 bps, respectively) and incremental stock-based compensation expense recognized as a result of adopting SFAS 123R (40 bps and 50 bps, respectively). In the second quarter of 2006 advertising increased 9% to $319.4 as compared with $292.3 in 2005 and for the first half of 2006 increased 10% to $616.5 from $559.3 in 2005.

Other (income) expense, net increased $81.0 to $119.9 in the second quarter of 2006 as compared with $38.9 in 2005 and increased $42.8 to $148.3 in the first half of 2006 from $105.5 in 2005. Other (income) expense, net includes $96.1 and $12.9 of charges related to the Company’s 2004 Restructuring Program in the second quarter of 2006 and 2005, respectively. In the first half of 2006 and 2005, Other (income) expense, net includes $104.8 and $51.9 of charges related to the Company’s 2004 Restructuring Program, respectively.

Operating profit decreased 15% to $460.9 in the second quarter of 2006 from $541.1 in 2005 and decreased 5% to $978.4 in the first half of 2006 as compared with $1,033.7 in 2005. Operating profit in the second quarter of 2006 included $167.9 of charges related to the Company’s 2004 Restructuring Program and $11.8 of incremental stock-based compensation charges due to the adoption of SFAS 123R. Operating profit in the first half of 2006 included $233.7 of charges related to the Company’s 2004 Restructuring Program and $29.4 of incremental stock-based compensation charges due to the adoption of SFAS 123R. Operating profit in the second quarter and first half of 2005 include $36.0 and $85.7 of charges related to the Company’s 2004 Restructuring Program, respectively. For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Interest expense, net of interest income, increased to $41.3 in the second quarter of 2006 as compared with $30.9 in 2005 and to $78.6 in the first half of 2006 as compared with $62.5 in 2005 due to higher average interest rates.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The effective tax rate for the first half of 2006 decreased to 32.4% from 33.8% in 2005. The lower tax rate is primarily due to the impact of the Company’s 2004 Restructuring Program. The tax benefit derived from the charges incurred in the first half of 2006 for the 2004 Restructuring Program was at a rate of 30.4% as compared with 14.5% in 2005. The impact of the 2004 Restructuring Program on an individual quarter will depend upon the projects and the related tax jurisdictions involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

Net income for the second quarter of 2006 declined to $283.6, and earnings per common share decreased to $0.51 per share on a diluted basis, compared with $342.9, and $0.62 per share, in the prior period. For the first half of 2006, Net income decreased to $608.1, and earnings per common share decreased to $1.10 per share on a diluted basis as compared with $643.0, and $1.15 in 2005. Net income for the second quarter of 2006 included $115.9 ($0.21 per share) of charges related to the Company’s 2004 Restructuring Program and $8.3 ($0.02 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. Net income for the first half of 2006 included $162.7 ($0.30 per share) of charges related to the Company’s 2004 Restructuring Program and $20.4 ($0.04 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. Net income for the second quarter and the first half of 2005 included $28.7 ($0.05 per share) and $73.3 ($0.13 per share) of charges associated with the 2004 Restructuring Program, respectively.

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

Liquidity and Capital Resources

Net cash provided by operations decreased to $695.9 in the first half of 2006, compared with $728.4 in the comparable period of 2005. The decrease is primarily related to higher cash tax payments. A portion of the increased tax payments reflected in net cash provided by operations in the first half of 2006 includes tax payments of $20.0 related to the sale of the Company’s Southeast Asian detergent brands in the fourth quarter of 2005. Remaining increases in income taxes paid is primarily due to timing, reflecting when estimated taxes are required to be remitted. With the progression of the 2004 Restructuring Program, restructuring cash spending in the first half increased $56.4 relative to the comparable period of 2005. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flow. Overall, working capital improved to 3.9% of sales compared with 4.3% of sales a year ago. Inventories increased largely as a result of efforts to ensure continued product supply during the 2004 Restructuring Program.

Investing activities used $252.0 in the first half of 2006, compared with $164.1 in the comparable period of 2005. During the first half of 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Capital expenditures reflect a level slightly lower than the comparable period of 2005. As a result of the Company’s multi-year restructuring and business-building program, overall capital expenditures for 2006 are expected to increase to a rate of approximately 4.0% to 4.5% of Net sales.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Financing activities used $353.6 of cash during the first half of 2006 compared with $472.8 in the first half of 2005 due primarily to a decrease in the purchase of treasury shares and an increase in the proceeds from exercise of stock options. Proceeds from issuance of debt and principal repayments in the first half of 2006 are lower relative to the comparable period of 2005 when the Company issued approximately $340 of long-term debt, predominantly Swiss franc bonds at a fixed rate of 1.9%.

In the first quarter of 2006, the Board of Directors approved a new stock repurchase program, under which the Company plans to purchase 30 million common shares over the next two years. Furthermore, the Company increased the annualized common stock dividend to $1.28 per share and the annualized Series B Preference Stock dividend to $10.24 per share effective in the second quarter of 2006.

Domestic and foreign commercial paper outstanding was $887.3 and $1,163.2 as of June 30, 2006 and 2005, respectively. The maximum commercial paper outstanding during the six months ended June 30, 2006 and 2005 was $1,400 and $1,715, respectively. At June 30, 2006, $924.4 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2010.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company is authorized to purchase up to 30 million shares of the Company’s common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Board’s authorization also provided for share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2006:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 through 30, 2006	377,711	$58.19	340,000	28,780,000
May 1 through 31, 2006	853,082	$59.85	850,000	27,930,000
June 1 through 30, 2006	857,857	$60.32	855,400	27,074,600

Total	2,088,650		2,045,400

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 43,250 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 4.	Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, please refer to our current report on Form 8-K, filed with the SEC on May 8, 2006.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 27, 2006	/s/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

July 27, 2006	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 27, 2006	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller