Form 10-Q
period 2006-09-30
COLGATE PALMOLIVE CO
filed 2006-10-25
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	514,320,057	September 30, 2006

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$3,143.7	$2,911.8	$9,028.6	$8,492.3
Cost of sales	1,415.3	1,334.2	4,103.6	3,872.0

Gross profit	1,728.4	1,577.6	4,925.0	4,620.3
Selling, general and administrative expenses	1,140.3	1,007.0	3,210.2	2,910.5
Other (income) expense, net	38.7	(33.7)	187.0	71.8

Operating profit	549.4	604.3	1,527.8	1,638.0
Interest expense, net	41.2	36.8	119.8	99.3

Income before income taxes	508.2	567.5	1,408.0	1,538.7
Provision for income taxes	164.1	220.3	455.8	548.5

Net income	$344.1	$347.2	$952.2	$990.2

Earnings per common share, basic	$0.65	$0.66	$1.81	$1.86

Earnings per common share, diluted	$0.63	$0.63	$1.73	$1.78

Dividends declared per common share	$0.32	$0.29	$0.93	$0.82

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets
Cash and cash equivalents	$502.9	$340.7
Receivables (net of allowances of $46.4 and $41.7, respectively)	1,446.3	1,309.4
Inventories	1,001.6	855.8
Other current assets	304.5	251.2

Total current assets	3,255.3	2,757.1
Property, plant and equipment:
Cost	5,554.2	5,347.1
Less: Accumulated depreciation	(3,027.8)	(2,803.0)

	2,526.4	2,544.1
Goodwill, net	2,059.3	1,845.7
Other intangible assets, net	825.2	783.2
Other assets	502.3	577.0

Total assets	$9,168.5	$8,507.1

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$179.8	$171.5
Current portion of long-term debt	271.9	356.7
Accounts payable	915.0	876.1
Accrued income taxes	186.8	215.5
Other accruals	1,307.4	1,123.2

Total current liabilities	2,860.9	2,743.0
Long-term debt	3,126.2	2,918.0
Deferred income taxes	538.1	554.7
Other liabilities	1,008.7	941.3
Shareholders’ Equity
Preference stock	231.1	253.7
Common stock	732.9	732.9
Additional paid-in capital	1,163.5	1,064.4
Retained earnings	9,422.9	8,968.1
Accumulated other comprehensive income	(1,780.3)	(1,804.7)

	9,770.1	9,214.4
Unearned compensation	(255.2)	(283.3)
Treasury stock, at cost	(7,880.3)	(7,581.0)

Total shareholders’ equity	1,634.6	1,350.1

Total liabilities and shareholders’ equity	$9,168.5	$8,507.1

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$952.2	$990.2
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	187.6	78.6
Depreciation and amortization	243.5	247.4
Gain before tax on sale of non-core product lines	—	(93.1)
Stock-based compensation expense	91.7	29.8
Cash effects of changes in:
Receivables	(122.9)	(40.8)
Inventories	(128.9)	(74.2)
Accounts payable and other accruals	122.8	157.8
Other non-current assets and liabilities	23.9	9.7

Net cash provided by operations	1,369.9	1,305.4
Investing Activities
Capital expenditures	(251.8)	(257.8)
Payment for acquisitions, net of cash acquired	(200.0)	(38.5)
Sale of non-core product line	—	117.0
Other	(18.5)	2.3

Net cash used in investing activities	(470.3)	(177.0)
Financing Activities
Principal payments on debt	(1,011.3)	(1,619.8)
Proceeds from issuance of debt	1,116.7	1,623.4
Dividends paid	(497.4)	(443.1)
Purchases of treasury shares	(601.3)	(649.5)
Proceeds from exercise of stock options and excess tax benefits	258.5	33.1

Net cash used in financing activities	(734.8)	(1,055.9)
Effect of exchange rate changes on Cash and cash equivalents	(2.6)	(15.8)

Net increase in Cash and cash equivalents	162.2	56.7
Cash and cash equivalents at beginning of period	340.7	319.6

Cash and cash equivalents at end of period	$502.9	$376.3

Supplemental Cash Flow Information
Income taxes paid	$497.9	$439.1

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

1.	Basis of Presentation

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

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006.

Based on the Company’s funded status of plan obligations disclosed in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $450, with no impact to the Company’s consolidated statements of income or cash flows. There will be no affect on the Company’s financing agreements as none of the underlying debt covenants will be impacted. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 31, 2006.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

4.	Inventories by major classes were as follows:

	September 30, 2006	December 31, 2005
Raw materials and supplies	$219.4	$208.1
Work-in-process	45.4	37.5
Finished goods	736.8	610.2

Total Inventories	$1,001.6	$855.8

5.	Comprehensive Income

Comprehensive income is comprised of net earnings, as well as gains and losses from currency translation and derivative instruments designated as cash flow hedges. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $355.8 and $367.9, respectively. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $976.6 and $1,035.6, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments.

6.	Earnings Per Share

	Three Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$344.1			$347.2
Preferred dividends	(6.9)			(7.1)

Basic EPS	337.2	515.3	$0.65	340.1	518.8	$0.66

Stock options and restricted stock		6.3			3.7
Convertible preference stock	6.9	28.8		7.1	31.8

Diluted EPS	$344.1	550.4	$0.63	$347.2	554.3	$0.63

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$952.2			$990.2
Preferred dividends	(21.4)			(20.8)

Basic EPS	930.8	515.4	$1.81	969.4	521.6	$1.86

Stock options and restricted stock		5.6			3.7
Convertible preference stock	21.4	29.7		20.8	32.5

Diluted EPS	$952.2	550.7	$1.73	$990.2	557.8	$1.78

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

7.	Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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

Included within Selling, general and administrative expense for the three and nine months ended September 30, 2006 is $40.7 and $91.7, respectively, of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006 incremental stock-based compensation expense recognized for the three and nine months ended September 30, 2006 was $28.0 ($18.9 aftertax) and $57.4 ($39.3 aftertax), respectively, which impacted diluted earnings per share by approximately $0.04 and $0.07, respectively. Stock-based compensation expense is recorded in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation”, prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$347.2	$990.2
Less: pro forma stock option compensation expense, net of tax	11.5	32.0

Pro forma net income	$335.7	$958.2

Earnings per share:
Basic – as reported	$0.66	$1.86
Basic – pro forma	0.63	1.80
Diluted – as reported	0.63	1.78
Diluted – pro forma	0.61	1.72

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

For the three months ended September 30, 2006, stock option compensation expense of $23.9 ($15.5 aftertax) includes approximately $11.5 ($7.5 aftertax) of expense related to the acceleration of expense for retiree eligible employees as required by SFAS 123R. The pro forma stock option expense for the three months ended September 30, 2005 of $17.6 ($11.5 aftertax) included in the preceding table was calculated under the provisions of SFAS 123, which did not require the acceleration of expense for retiree eligible employees.

For the nine months ended September 30, 2006, stock option compensation expense of $47.3 ($30.8 aftertax) includes approximately $11.8 ($7.7 aftertax) of expense related to the acceleration of expense for retiree eligible employees. The pro forma stock option expense for the nine months ended September 30, 2005 of $49.2 ($32.0 aftertax) included in the preceding table, as required, did not include the acceleration of expense for retiree eligible employees.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The weighted average estimated fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $10.30 and $9.59, respectively. Fair value is estimated using the Black-Scholes option-pricing model with the following assumptions: option term until exercise ranging from 4 to 5 years, volatility ranging from 17% to 26%, risk-free interest rate ranging from 3.3% to 4.8% and an expected dividend yield ranging from 2.0% to 2.1%.

The weighted average expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Similarly, expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. Previously such assumptions were determined based on historical data.

Restricted stock award activity for the nine months ended September 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1	2,949	$53
Activity:
Granted	749	59
Vested	(512)	53
Canceled	(58)	53

Restricted stock awards as of September 30	3,128	$55

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The- Money Options
Options outstanding as of January 1	41,775	$52
Activity:
Granted	4,327	61
Exercised	(5,489)	49
Canceled or expired	(666)	57

Options outstanding as of September 30	39,947	54	4	$337
Options exercisable as of September 30	30,648	$53	3	$290

As of September 30, 2006, there was $75 and $53 of total unrecognized compensation expense related to nonvested restricted stock awards and options, respectively, which will be recognized over the remaining requisite service period.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. As a result of adopting SFAS 123R, the benefits of tax deductions in excess of grant-date fair value of $8.7 were reported as a financing cash flow rather than as an operating cash flow in the first nine months of 2006. Cash proceeds received from options exercised for the nine months ended September 30, 2006 and 2005 were $249.8 and $33.1, respectively. The total value of options exercised during the nine months ended September 30, 2006 was $56.1.

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

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported sales, net income and earnings per share for the three and nine month periods ended September 30, 2006 and 2005.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

During the third quarter of 2006, the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95.

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

The Company incurred $84.0 ($58.5 aftertax) of charges in connection with restructuring and implementation related activities in the three months ended September 30, 2006. Restructuring costs, which are detailed below, are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

	Three Months Ended September 30, 2006
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at June 30, 2006	$71.1	$—	$—	$4.7	$75.8
Charges	37.7	22.5	3.3	20.5	84.0
Cash payments	(23.4)	—	—	(26.4)	(49.8)
Charges against assets	(5.5)	(22.5)	(3.3)	(0.8)	(32.1)
Other	(4.1)	—	—	3.5	(0.6)
Foreign exchange	1.4	—	—	—	1.4

Restructuring accrual at September 30, 2006	$77.2	$—	$—	$1.5	$78.7

Charges for the three months ended September 30, 2006 related to restructuring activities in North America (45%), Europe/South Pacific (23%), Latin America (4%), Greater Asia/Africa (13%) and Corporate (15%). These charges are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($47.0), Selling, general and administrative expenses ($11.5) and Other (income) expense, net ($25.5).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

As detailed below, the Company incurred $317.7 ($221.2 aftertax) of charges in connection with restructuring and implementation related activities in the nine months ended September 30, 2006.

	Nine Months Ended September 30, 2006
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2005	$35.3	$—	$—	$3.4	$38.7
Charges	188.1	78.3	4.4	46.9	317.7
Cash payments	(44.9)	—	—	(50.2)	(95.1)
Charges against assets	(91.9)	(78.3)	(4.4)	(2.3)	(176.9)
Other	(11.3)	—	—	3.7	(7.6)
Foreign exchange	1.9	—	—	—	1.9

Restructuring accrual at September 30, 2006	$77.2	$—	$—	$1.5	$78.7

Charges for the nine months ended September 30, 2006 related to restructuring activities in North America (47%), Europe/South Pacific (15%), Latin America (2%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (28%). These charges are reflected in the Condensed Consolidated Statements of Income in Cost of sales ($156.8), Selling, general and administrative expenses ($30.6) and Other (income) expense, net ($130.3).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $569.2 ($414.3 aftertax) in connection with the implementation of various projects. Total accumulated charges related to restructuring activities in North America (38%), Europe/South Pacific (32%), Latin America (3%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (19%). The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City; and a realignment of the sales and administrative functions in Germany.

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Charges for certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program relate to pension enhancements that will be paid to individuals directly from the Company’s funded pension plans. Accordingly, such amounts, which since inception totaled $101.6, are reflected as a charge against the Company’s prepaid pension assets and are not part of the September 30, 2006 restructuring accrual balance reflected in the preceding table. During 2006 the Company made a $35 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program. Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Service cost	$7.3	$10.2	$5.1	$4.1	$2.6	$3.9
Interest cost	23.4	16.5	8.3	7.6	7.3	8.5
Annual ESOP allocation	—	—	—	—	(3.0)	(5.0)
Expected return on plan assets	(26.4)	(19.5)	(6.7)	(5.2)	(0.5)	(0.2)
Amortization of transition/ prior service costs	1.5	1.1	0.5	0.3	(0.1)	(0.1)
SFAS 88 pension charges	—	14.2	—	10.6	—	—
Amortization of actuarial loss	4.0	5.7	2.2	1.4	3.8	3.4

Net periodic benefit cost	$9.8	$28.2	$9.4	$18.8	$10.1	$10.5

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Service cost	$34.0	$34.5	$16.8	$15.5	$8.9	$9.9
Interest cost	62.6	55.4	25.1	26.0	21.8	21.5
Annual ESOP allocation	—	-	—	-	(10.3)	(12.2)
Expected return on plan assets	(74.1)	(65.5)	(19.4)	(18.6)	(1.0)	(0.6)
Amortization of transition/ prior service costs	3.1	3.5	1.1	0.9	(0.3)	(0.5)
SFAS 88 pension charges	—	14.2	—	10.6	—	-
Amortization of actuarial loss	18.3	19.3	5.8	4.8	9.2	7.2

Net periodic benefit cost	$43.9	$61.4	$29.4	$39.2	$28.3	$25.3

For the three and nine months ended September 30, 2005, the Company recognized $24.8 of charges associated with the remeasurement of certain pension obligations as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” These charges were a result of the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. For information related to one-time termination benefits associated with the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring Activities”, of the Notes to the Condensed Consolidated financial statements.

For the nine months ended September 30, 2006 and 2005 the Company made voluntary contributions of $56 (including $35 related to restructuring), and $38, respectively, to its U.S. postretirement plans.

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

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $120. The Company has appealed the decision to the Brazilian Monetary System Appeals Council (the Council), resulting in the suspension of the fine pending the decision of the Council. The Company has learned that the case is likely to be scheduled for hearing and decision by the Council during the fourth quarter of 2006. If the fine is affirmed, interest and penalties will also be assessed. Further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the filings challenged by the Central Bank fully complied with Brazilian law and that the Company should either prevail on appeal (at the Council level or if necessary, in Brazilian federal court) or succeed in having the fine reduced significantly. The Company intends to challenge this proceeding vigorously.

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

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of reais through non-resident current accounts during the 1992 to 1998 time frame, a review which the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with the law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. At this time, no formal claim for a fine or penalty has been made by the French authorities. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is initiating remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters are still under review and may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, unallocated overhead costs, and gains and losses on sales of non-core brands and assets. Net sales and Operating profit by segment were as follows:

	Three Months Ended September 30,		NineMonths Ended September 30,
	2006	2005	2006	2005
Net sales
Oral, Personal and Home Care
North America	$668.1	$653.4	$1,933.1	$1,895.2
Latin America	769.3	669.0	2,203.1	1,908.9
Europe/South Pacific	779.8	728.7	2,192.7	2,171.0
Greater Asia/Africa	512.5	486.4	1,489.6	1,408.0

Total Oral, Personal and Home Care	2,729.7	2,537.5	7,818.5	7,383.1
Pet Nutrition	414.0	374.3	1,210.1	1,109.2

Total Net sales	$3,143.7	$2,911.8	$9,028.6	$8,492.3

Operating profit
Oral, Personal and Home Care
North America	$143.5	$140.6	$418.7	$412.7
Latin America	220.8	171.9	651.9	514.3
Europe/South Pacific	179.5	159.3	495.1	470.6
Greater Asia/Africa	65.9	58.5	199.3	177.2

Total Oral, Personal and Home Care	609.7	530.3	1,765.0	1,574.8
Pet Nutrition	106.7	98.9	318.4	299.7
Corporate	(167.0)	(24.9)	(555.6)	(236.5)

Total Operating profit	$549.4	$604.3	$1,527.8	$1,638.0

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

In the third quarter of 2006, Net sales increased 8.0% as strong volume gains were driven by increased advertising, new products and promotional support in key categories and markets.

During the third quarter of 2006 benefits from higher pricing, the Company’s cost-savings programs and the shift toward higher margin products more than offset the impact of higher raw and packaging material and energy costs. However, increased restructuring charges over the year ago period of $28.6 related to the Company’s 2004 Restructuring Program and incremental stock-based compensation charges of $18.9 due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), resulted in a slight decrease in Net income to $344.1 compared with $347.2 in 2005. Earnings per diluted share of $0.63 for the third quarter of 2006 includes $0.10 in restructuring charges and $0.04 of stock-based compensation charges. These items are discussed in more detail throughout this Management’s Discussion and Analysis to enhance investors’ overall understanding of the Company’s ongoing operations and are useful for period over period comparisons of such operations.

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

Results of Operations

Worldwide sales were $3,143.7 in the third quarter of 2006, up 8.0% from 2005 driven by unit volume gains of 5.5%, net selling price increases of 1.5% and a positive foreign exchange impact of 1.0%. Excluding the divestment of non-core product lines, sales increased 9.5% on volume growth of 7.0%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Sales in the Oral, Personal and Home Care segment were $2,729.7 in the third quarter of 2006, up 7.5% from 2005 driven by volume growth of 5.0%, net selling price increases of 1.5% and a positive foreign exchange impact of 1.0%. Excluding divestments, sales increased 9.5% on volume growth of 7.0%.

Net sales in North America increased 2.0% in the third quarter of 2006 to $668.1 on 2.5% volume growth and a 0.5% positive impact of foreign exchange, partially offset by a 1.0% reduction in net selling prices. The acquisition of Tom’s of Maine, effective May 1, 2006, contributed 1.5% to North America sales and unit volume growth in the third quarter of 2006. Net sales, excluding the divested detergent business, increased 5.0% on volume gains of 5.5%. In the U.S., new products contributing to growth included Colgate Luminous toothpaste, Colgate 360° manual toothbrush, Palmolive Oxy Plus Odor Eliminator dish liquid, Irish Spring MicroClean bar soap, Softsoap Brand Pure Cashmere moisturizing body wash and liquid hand soap, Fabuloso multi-purpose spray cleaner and Suavitel Ultra fabric conditioner. Operating profit in North America increased 2% in the third quarter of 2006 to $143.5, even after the negative profit impact of the detergent divestment.

Net sales in Latin America increased 15.0% in the third quarter of 2006 to $769.3 as a result of 12.0% volume growth and 4.0% higher pricing, partially offset by a 1.0% negative impact of foreign exchange. Every country in the region contributed to the strong volume gains, led by Brazil, Mexico, Venezuela, Central America, Colombia and Argentina. New products contributing to these gains included Colgate Max Fresh toothpaste, Colgate 360° manual toothbrush, Colgate Total and Colgate Anti-Cavity toothpastes, Protex Oats and Protex Propolis bar soaps, Palmolive Nutri-Milk shower gel, Lady Speed Stick Double Defense deodorant, Palmolive Naturals expanded line of hair care products and Palmolive Hydra Natura ActiFirm and Extra Dry body lotions. Operating profit in Latin America increased 28% to $220.8 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales in Europe/South Pacific increased 7.0% in the third quarter of 2006 to $779.8 as a result of 3.0% volume growth and a 4.0% positive impact of foreign exchange, while pricing was even with the third quarter of 2005. Net sales, excluding divestments, increased 8.0% on volume gains of 4.0%. Volume gains were led by Australia, United Kingdom, the Nordic countries, Spain, Italy, France, Greece, Poland, the Czech Republic, Romania, Adria, Hungary and the GABA business. Successful new toothpaste products driving these gains included Colgate Time Control, Colgate Max Fresh and Colgate Sensitive Multi-Protection toothpastes. Recent innovations contributing to gains in other categories included Colgate 360° manual toothbrush, Colgate Plax Sensitive Gentle Care mouth rinse, Palmolive Naturals with Olive Milk, Palmolive BodYogurt and Palmolive Naturals with Shea Butter shower gels, Soupline Aromatherapy fabric conditioner and Ajax Professional Degreaser and Ajax Professional Double Power spray cleaners. Operating profit in Europe/South Pacific increased 13% to $179.5 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales in Greater Asia/Africa increased 5.5% in the third quarter of 2006 to $512.5 on volume gains of 2.5% and an increase in net selling prices of 3.0%, while foreign exchange was even with the third quarter of 2005. Net sales, excluding the divested detergent business, increased 10.0% on volume gains of 7.0%. Strong volume gains were achieved in nearly every country in the region led by Hong Kong, Malaysia, Thailand, Vietnam, India, Russia, Ukraine, Turkey, the Gulf States, Kenya and South Africa. Successful new products driving the oral care growth included Colgate Max Fresh, Colgate Propolis Fresh, Colgate Total Propolis and Darlie Tea Care Mint toothpastes, Colgate 360° manual toothbrush and Colgate MicroSonic battery-powered toothbrush. New products contributing to growth in other categories in the region included Palmolive Aromatherapy with Propolis shower gel and liquid hand soap, Palmolive Naturals shampoo and conditioner, and Protex Deo 12 bar soap and shower gel. Operating profit in Greater Asia/Africa increased 13% to $65.9 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales for Hill’s Pet Nutrition increased 10.5% in the third quarter of 2006 to $414.0 on unit volume gains of 5.5% and an increase in net selling prices of 5.5%, partially offset by a 0.5% negative impact of foreign exchange. Innovative new products contributing to growth in the U.S. specialty retail channel during the quarter included Science Diet Lamb Meal & Rice Recipe Large Breed dog food, Science Diet Lamb Meal & Rice Recipe Small Bites dog food and Science Diet Indoor Cat food. In the U.S. veterinary channel, Prescription Diet j/d Canine and the relaunch of Prescription Diet d/d Canine and Feline continue to succeed. Internationally, growth was strong led by Belgium, Germany, Denmark, South Africa, Australia, Brazil, Taiwan and Russia. New products contributing to the international growth included Prescription Diet j/d Canine, Prescription Diet Chunks in Gravy pouches and Science Plan Neutered Cat, a new veterinary exclusive diet. Operating profit grew 8% to $106.7 due to increased sales, partially offset by higher advertising spending.

Worldwide sales were $9,028.6 in the first nine months of 2006 up 6.5% from the comparable period in 2005 as volume rose 4.5% and net selling prices increased 2.0%, while foreign exchange was even with the comparable period in 2005. Excluding the divestment of non-core product lines, sales increased 8.5% on volume growth of 6.5%.

Sales as reported in the Oral, Personal and Home Care segment for the nine months ended September 30, 2006 were $7,818.5, up 6.0% from the comparable period in 2005 on 4.5% volume growth and an increase in net selling prices of 1.5%, while foreign exchange was even with the comparable period in 2005. Excluding divestments, sales increased 8.0% on volume growth of 6.5%. Within this segment, North America sales increased 2.0% on volume growth of 2.0% (6.5% on volume growth of 6.5%, excluding the impact of divestments), Latin America sales increased 15.5% on volume growth of 9.0%, Europe/South Pacific sales increased 1.0% on volume growth of 4.0% (2.0% on volume growth of 5.0%, excluding the impact of divestments), and Greater Asia/Africa sales increased 6.0% on volume growth of 3.0% (10.5% on volume growth of 7.5%, excluding the impact of divestments).

Sales at Hill’s Pet Nutrition for the nine months ended September 30, 2006 increased 9.0% to $1,210.1 on unit volume gains of 5.5% and an increase in net selling prices of 4.5%, partially offset by a 1.0% negative impact of foreign exchange.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Operating profit (loss) related to Corporate increased to ($167.0) in the third quarter of 2006 from ($24.9) in 2005 and increased to ($555.6) in the first nine months of 2006 from ($236.5) in 2005. Items contributing to the increase in Corporate operating loss included increased restructuring charges related to the Company’s 2004 Restructuring Program and incremental stock-based compensation charges due to the adoption of SFAS 123R. Additionally, the three and nine months ended September 30, 2005, include a pretax gain of $93.1 related to the sale of the North American heavy-duty laundry detergent brands which was partially offset by charges of $24.8 due to the remeasurement of certain pension obligations as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88). The changes period over period are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
2004 Restructuring Program	$(84.0)	$(39.8)	$(317.7)	$(125.5)
Incremental stock-based compensation	(28.0)	—	(57.4)	—
Gain on sale of non-core product lines	—	93.1	—	93.1
SFAS 88 pension charges	—	(24.8)	—	(24.8)
Other Corporate	(55.0)	(53.4)	(180.5)	(179.3)

Corporate Operating profit (loss)	$(167.0)	$(24.9)	$(555.6)	$(236.5)

Restructuring charges are reflected in the following income statement categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of sales	$(47.0)	$(25.7)	$(156.8)	$(59.5)
Selling, general and administrative expense	(11.5)	(0.5)	(30.6)	(0.5)
Other (income) expense, net	(25.5)	(13.6)	(130.3)	(65.5)

Total 2004 Restructuring Program	$(84.0)	$(39.8)	$(317.7)	$(125.5)

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 55.0% in the third quarter of 2006 from 54.2% in the third quarter of 2005 and increased to 54.5% in the first nine months of 2006 from 54.4% in 2005. Gross profit benefited from higher pricing, a continued focus on cost-savings programs and the shift toward higher margin products, offset by restructuring charges and higher raw and packaging materials. Restructuring charges lowered the reported gross profit margin by 150 basis points (bps) (from 56.5% to 55.0%) and 90 bps (from 55.1% to 54.2%) in the third quarter of 2006 and 2005, respectively. In the first nine months of 2006 and 2005, restructuring charges lowered the reported gross profit margin by 180 bps (from 56.3% to 54.5%) and 70 bps (from 55.1% to 54.4%), respectively.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Selling, general and administrative expenses as a percentage of sales increased to 36.3% in the third quarter of 2006 from 34.6% in 2005 and increased to 35.6% for the first nine months of 2006 from 34.3% in 2005. The 170 bps and 130 bps increase in the three and nine months ended September 30, 2006, respectively, was primarily driven by charges related to the Company’s 2004 Restructuring Program (approximately 40 bps and 30 bps, respectively) and incremental stock-based compensation expense recognized as a result of adopting SFAS 123R (approximately 90 bps and 70 bps, respectively). In the third quarter of 2006 advertising increased 12% to $366.7 as compared with $327.9 in 2005 and for the first nine months of 2006 increased 11% to $983.2 from $887.2 in 2005.

Other (income) expense, net increased $72.4 to $38.7 in the third quarter of 2006 as compared with ($33.7) in 2005 and increased $115.2 to $187.0 in the first nine months of 2006 from $71.8 in 2005. The changes period over period were primarily driven by increased restructuring charges in 2006, and a gain on the sale of the Company’s heavy-duty laundry detergent brands in North America in 2005, offset by charges relating to the remeasurement of certain pension obligations in 2005 as noted in the preceding tables. Additionally, Other (income) expense, net was lower in the nine months ended September 30, 2006 as compared with 2005 as a result of approximately $17 of losses on foreign currency contracts in 2005. These losses were principally due to declines in the fair value of foreign denominated deposits which are economic hedges of certain foreign currency debt but do not qualify for hedge accounting.

Operating profit decreased 9% to $549.4 in the third quarter of 2006 from $604.3 in 2005 and decreased 7% to $1,527.8 in the first nine months of 2006 as compared with $1,638.0 in 2005. Operating profit reflects the impact of restructuring charges and the incremental stock-based compensation charges noted in the preceding table. Additionally, Operating profit for the three and nine months ended September 30, 2005, include a pretax gain of $93.1 related to the sale of the North American heavy-duty laundry detergent brands which was partially offset by charges of $24.8 due to the remeasurement of certain pension obligations.

Interest expense, net of interest income, increased to $41.2 in the third quarter of 2006 as compared with $36.8 in 2005 and increased to $119.8 in the first nine months of 2006 as compared with $99.3 in 2005 due to higher average interest rates.

The effective tax rate for the third quarter of 2006 decreased to 32.3% from 38.8% in 2005. The effective tax rate for the first nine months of 2006 decreased to 32.4% compared with 35.6% in 2005. The higher tax rate in the three and nine months ended September 30, 2005 is primarily due to the impact of the Company’s 2004 Restructuring Program, tax on the repatriation of foreign earnings and, to a lesser extent, the sale of the heavy-duty laundry detergent brands in North America and certain pension charges. The net impact of these items was an increase to the rate for the three and nine months ended September 30, 2005 by 740 bps (from 31.4% to 38.8%) and 360 bps (from 32.0% to 35.6%), respectively.

The tax benefit derived from the charges incurred in the first nine months of 2006 for the 2004 Restructuring Program was at a rate of 30.4% as compared with 17.8% for the comparable period in 2005. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

The American Jobs Creation Act of 2004 (the AJCA), which was enacted in October 2004, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. During the third quarter of 2005, the Company approved a plan for the reinvestment and incremental repatriation of foreign earnings related to the AJCA and recorded an income tax charge of $36.5. The Company repatriated $780 in incremental foreign earnings in the second half of 2005 at a full year tax cost of approximately $40.

Net income for the third quarter of 2006 declined to $344.1 from $347.2 in 2005, and earnings per common share on a diluted basis of $0.63 was even with the third quarter of 2005. For the first nine months of 2006, Net income decreased to $952.2, and earnings per common share decreased to $1.73 per share on a diluted basis as compared with $990.2, and $1.78 in 2005. Net income for the third quarter of 2006 included $58.5 ($0.10 per share) of charges related to the Company’s 2004 Restructuring Program and $18.9 ($0.04 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. Net income for the first nine months of 2006 included $221.2 ($0.40 per share) of charges related to the Company’s 2004 Restructuring Program and $39.3 ($0.07 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. As discussed above, 2005 included restructuring charges, gain on sale of heavy-duty laundry detergent brands in North America, income tax expense for the incremental repatriation of foreign earnings related to the AJCA and certain pension charges, the net of which was an aftertax charge of $22.5 ($0.04 per share) and $95.8 ($0.17 per share) in the third quarter and the first nine months of 2005, respectively.

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

Liquidity and Capital Resources

Net cash provided by operations increased to $1,369.9 in the first nine months of 2006, compared with $1,305.4 in the comparable period of 2005. With the progression of the 2004 Restructuring Program, restructuring charges in the first nine months of 2006 increased relative to the comparable period of 2005. Substantially all of the restructuring accrual at September 30, 2006 will be paid out by the end of 2007. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flow. Inventory days coverage ratio increased to 70 in the first nine months of 2006 compared to 64 in the comparable period of 2005, largely as a result of efforts to ensure continued product supply during the 2004 Restructuring Program. The receivable day sales outstanding ratio remained flat with prior year. Overall, working capital stayed flat at 2.6% of sales relative to the comparable period of 2005.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Investing activities used $470.3 in the first nine months of 2006, compared with $177.0 in the comparable period of 2005. During the first nine months of 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Additionally, in the first nine months of 2006 the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. Investing activities for the first nine months of 2005 reflect $117.0 of proceeds from the sale of the Company’s North American heavy-duty laundry detergent brands in August 2005. Capital expenditures reflect a level slightly lower than the comparable period of 2005. As a result of the Company’s multi-year restructuring and business-building program, overall capital expenditures for 2006 are expected to increase to a rate of approximately 4.0% of Net sales.

Financing activities used $734.8 of cash during the first nine months of 2006 compared with $1,055.9 in the first nine months of 2005 due primarily to a decrease in the purchase of treasury shares and an increase in the proceeds from exercise of stock options. Proceeds from issuance of debt and principal repayments in the first nine months of 2006 are lower relative to the comparable period of 2005 when the Company issued approximately $340 of long-term debt, predominantly Swiss franc bonds at a fixed rate of 1.9%.

In the first quarter of 2006, the Board of Directors approved a new stock repurchase program, under which the Company plans to purchase 30 million common shares over the next two years. Furthermore, the Company increased the annualized common stock dividend to $1.28 per share and the annualized Series B Preference Stock dividend to $10.24 per share effective in the second quarter of 2006.

Domestic and foreign commercial paper outstanding was $913.1 and $764.4 as of September 30, 2006 and 2005, respectively. The maximum commercial paper outstanding during the nine months ended September 30, 2006 and 2005 was $1,400 and $1,715, respectively. At September 30, 2006, $933.4 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2010.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48)”, which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. The provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006.

Based on the Company’s funded status of plan obligations disclosed in Note 10 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005, the estimated impact of adopting SFAS 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $450, with no impact to the Company’s consolidated statements of income or cash flows. There will be no affect on the Company’s financing agreements as none of the underlying debt covenants will be impacted. As the actual impact of adopting SFAS 158 will be dependent upon the fair value of plan assets and the amount of projected benefit obligations measured as of December 31, 2006, the above estimated amount may not be reflective of the actual impact of the adoption at December 31, 2006.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls on Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Control over Financial Reporting

As previously announced, the Company entered into an agreement with IBM to provide certain procurement services globally and accounts payable services for Europe and North America. During the quarter ended September 30, 2006, pursuant to this agreement, management commenced the outsourcing of a portion of these activities in North America to IBM. Management has implemented and has monitored the implementation by IBM of controls over the outsourced activities. Accordingly, management believes that outsourcing these activities to IBM is not reasonably likely to have a material adverse effect on internal control over financial reporting.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2006:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 through 31, 2006	1,200,105	$60.36	1,017,700	26,056,900
August 1 through 31, 2006	2,205,239	$59.26	2,203,155	23,853,745
September 1 through 30, 2006	1,009,416	$61.69	1,002,154	22,851,591

Total	4,414,760		4,223,009

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)	The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 191,751 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 10-A	Amendment to the Colgate-Palmolive Company 2005 Employee Stock Option Plan.

Exhibit 10-B	Amendment to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.

Exhibit 10-C	Amendment to the Colgate-Palmolive Company Executive Incentive Compensation Plan.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 25, 2006	/s/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

October 25, 2006	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

October 25, 2006	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and
Corporate Controller