Form 10-K
period 2006-12-31
COLGATE PALMOLIVE CO
filed 2007-02-23
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes        No   X

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2006 (the last business day of the most recently completed second quarter) was approximately $ 30.5 billion.*

There were 513,413,795 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2007 Annual Meeting	Part III, Items 10 through 14
*	For purposes of this calculation only, Colgate-Palmolive Company Common Stock held by individuals who were directors of the Company as of June 30, 2006 has been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview,” “Results of Operations,” “Restructuring Activities,” “Liquidity and Capital Resources” and “Outlook” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide net sales and operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand throughout many parts of the world, including the U.S., according to value share data provided by ACNielsen. Colgate’s Oral Care products include toothpaste, toothbrushes, mouth rinses, dental floss and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches include Colgate Max Fresh, Colgate Sensitive Multi-Protection, Colgate Sensitive Plus Whitening and Colgate Time Control toothpastes, Colgate 360° manual toothbrushes, Colgate MicroSonic battery-powered toothbrushes, Colgate Smiles line of manual toothbrushes for kids and Plax Overnight mouth rinse.

Colgate is a leader in many product categories of the Personal Care market. The Personal Care market includes shower gels, shampoos, conditioners, and deodorants and antiperspirants, as well as liquid hand soaps in which Colgate is the market leader in the U.S. Significant recent product launches include Irish Spring MoistureBlast, Palmolive Nutri-Milk, Protex Deo 12 bar soap, Softsoap Brand Pure Cashmere moisturizing liquid hand soap and body wash, Palmolive BodYogurt shower gel, Palmolive Naturals shampoo and conditioner and Lady Speed Stick Double Defense deodorant.

As part of its strategy to focus on its higher-margin oral and personal care businesses, the Company purchased Tom's of Maine, Inc. in the second quarter of 2006, allowing the Company to enter the fast growing health and specialty trade channel where Tom's of Maine toothpaste and deodorant are market leaders.

Colgate manufactures and markets a wide array of products for Home Care, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners, with leading brands including Suavitel in Latin America and Soupline in Europe. Significant recent product launches in Home Care include Palmolive Oxy Plus Odor Eliminator dish liquid, Ajax Professional Degreaser spray cleaner and Ajax Professional Double Power spray cleaner. Consistent with the Company’s strategy to prioritize higher margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands. The transaction closed in Canada during the fourth quarter of 2006 and the Latin American transaction is expected to close during the first half of 2007.

Sales of Oral, Personal and Home Care products accounted for 38%, 23% and 25%, respectively, of total worldwide sales in 2006. Geographically, Oral Care is a significant part of the Company’s business in Greater

Asia/Africa, comprising approximately 63% of sales in that region for 2006. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Colgate, through its Hill’s Pet Nutrition segment, is the world leader in specialty pet nutrition products for dogs and cats with products marketed in over 90 countries around the world. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for everyday nutritional needs; and Prescription Diet, a range of therapeutic products sold by veterinarians to help nutritionally manage disease conditions in dogs and cats. Significant recent pet food product launches in this segment include Science Diet Lamb Meal & Rice Recipe Large Breed, Science Diet Lamb Meal & Rice Recipe Small Bites, Science Diet Indoor Cat, Prescription Diet j/d Canine, Prescription Diet Feline Chucks in Gravy pouches and Science Plan Neutered Cat. Sales of Pet Nutrition products accounted for 14% of the Company’s total worldwide sales in 2006.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. Company spending related to research and development activities was $241.5 million, $238.5 million and $223.4 million during 2006, 2005 and 2004, respectively.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at each individual operating subsidiary or business unit. In some instances, distributors or brokers are used. No single customer accounts for 10% or more of the Company’s sales.

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

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection by all appropriate means in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Employees

As of December 31, 2006, the Company employed approximately 34,700 employees.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $17.4 million for 2006. For future years, expenditures are expected to be in the same range. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 and 2004 has been reclassified to conform to the new reporting structure.

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(e) Available Information

The Company’s website address is www.colgate.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge on its Internet website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC). Also available on the Company’s website are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board of Directors and reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers.

ITEM 1A.	RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.

We face risks associated with significant international operations

We operate on a global basis, with approximately 75% of our net sales coming from operations outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

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

We monitor our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs. We cannot provide assurances, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements.

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

The growth of our business depends on the successful development and introduction of new products

Our growth depends on the continued success of existing products, as well as the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund technological innovations,

•	receive and maintain necessary patent and trademark protection,

•	obtain governmental approvals and registrations of regulated products,

•	comply with Food and Drug Administration (FDA) and other governmental regulations, and

•	successfully anticipate consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position.

Rising material and other costs and our increasing dependence on key suppliers could adversely impact our profitability

Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. Increases in the costs of these commodities and other costs, such as energy costs, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. In addition, our move to global suppliers, for materials and other services in order to achieve cost reductions and simplify our business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time.

Our results could suffer if we do not implement our 2004 Restructuring Program according to our expectations

In December 2004, we commenced the 2004 Restructuring Program, a four-year restructuring and business-building program to enhance our global leadership position in our core businesses. While the Company is two years into the implementation of this program, its ongoing implementation will continue to present significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations and business partners who may provide us manufacturing or administrative services. We cannot provide assurances that:

•	the 2004 Restructuring Program will continue to be implemented successfully and in accordance with the planned timetable,

•	the actual charges incurred will not exceed the estimated charges, or

•	the full extent of the expected savings will be realized.

A failure to implement the remaining elements of the 2004 Restructuring Program in accordance with our expectations could adversely affect our profitability.

Our business is subject to regulation in the U.S. and abroad

The manufacture and sale of consumer products is subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•

in the U.S., our products and the manufacture of our products are subject to regulation by the Food and Drug Administration, as well as by the Consumer Product Safety Commission and the Environmental Protection Agency,

•	also in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission,

•

we are also subject to regulation in the foreign countries in which we manufacture and sell our products, and by state and local agencies in the U.S. that regulate in parallel to the above agencies, and

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

Our business is subject to the risks inherent in global manufacturing activities

As a company engaged in manufacturing on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of key raw materials,

•	industrial accidents or other occupational health and safety issues,

•	environmental events,

•	strikes and other labor disputes,

•	disruptions in logistics,

•	loss or impairment of key manufacturing sites,

•	product quality or safety issues,

•	licensing requirements and other regulatory issues,

•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for key manufacturing sites, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business.

Acquisitions may not be successful

From time to time, we make strategic acquisitions. Acquisitions have inherent risks, including, but not limited to, whether we can:

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

The Company owns or leases approximately 330 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates approximately 60 properties, of which 16 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment are located in Morristown, New Jersey; Jeffersonville, Indiana; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas.

Overseas, the Company operates approximately 270 properties, of which 79 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, South Africa, Thailand, the United Kingdom, Venezuela and elsewhere throughout the world.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

We have announced plans to close or phase out production at certain of our facilities under the 2004 Restructuring Program. We also announced plans to build new state-of-the-art plants to produce toothpaste in the U.S. and Poland. For additional information on how the 2004 Restructuring Program will impact our properties, refer to “Restructuring Activities” in Part II, Item 7 of this report.

ITEM 3.	LEGAL PROCEEDINGS

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $120 million. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $100 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $50 million at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities will open an investigation against the Company’s GABA Holding AG (GABA) subsidiary regarding distribution policies, retail pricing and parallel trade. At this time, no formal claim for a fine or penalty has been made in either matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters are still under review and may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

For additional discussion of the Company’s legal proceedings refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of February 23, 2007:

Name	Age	Date First Elected Officer	Present Title
Reuben Mark	68	1974	Chairman of the Board and Chief Executive Officer
Ian M. Cook	54	1996	President and Chief Operating Officer
Javier G. Teruel	56	1996	Vice Chairman
Stephen C. Patrick	57	1990	Chief Financial Officer
Andrew D. Hendry	59	1991	Senior Vice President General Counsel and Secretary
Michael J. Tangney	62	1993	Executive Vice President President, Colgate-Latin America
Dennis J. Hickey	58	1998	Vice President and Corporate Controller
Robert C. Wheeler	65	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Ronald T. Martin	58	2001	Vice President Global Business Practices and Corporate Social Responsibility
John J. Huston	52	2002	Vice President Office of the Chairman
Franck J. Moison	53	2002	President, Colgate-Europe/South Pacific
Delia H. Thompson	57	2002	Vice President, Investor Relations
Philip A. Berry	57	2003	Vice President Global Workplace Initiatives
Edward J. Filusch	59	2003	Vice President and Corporate Treasurer
Fabian T. Garcia	47	2003	President, Colgate-Greater Asia
Edmund D. Toben	58	2003	Chief Information Officer
Daniel B. Marsili	46	2005	Vice President Global Human Resources
Hector I. Erezuma	62	2005	Vice President, Taxation
Seamus E. McBride	52	2006	President, Colgate-U.S. & Worldwide Commercial Effectiveness

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years, with the exception of Fabian T. Garcia, who joined Colgate in August 2003 as President, Asia/Pacific Division, and was elected an officer of the Company in December 2003. He previously served as Senior Vice President—International for the Timberland Company from April 2002 to August 2003, and was President of the Asia/Pacific Region of Chanel from August 1996 to December 2001.

Javier G. Teruel, Vice Chairman, has advised the Company that he will retire on April 1, 2007.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified, or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 72 of this report; and the “Number of common shareholders of record” under the caption “Historical Financial Summary” included on page 73 of this report.

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2006:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the 2006 Program(3)
October 1 through 31, 2006	478,293	$62.58	440,000	22,411,591
November 1 through 30, 2006	1,841,414	$65.15	1,840,000	20,571,591
December 1 through 31, 2006	2,305,342	$65.42	2,300,000	18,271,591

Total	4,625,049		4,580,000

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 45,049 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 73 of this report.

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

The investments needed to fund this growth are developed through continuous, corporate-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher-margin businesses, specifically Oral Care, Personal Care and Pet Nutrition. The Company purchased Tom’s of Maine, Inc. in the second quarter of 2006. This acquisition allowed the Company to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste and deodorant are market leaders. In 2004, the Company completed its acquisition of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland.

Consistent with the Company’s strategy to prioritize higher-margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands. The transaction closed in Canada during the fourth quarter of 2006. The Latin American transaction is expected to close during the first half of 2007. Also, consistent with this strategy the Company divested its North American and Southeast Asian heavy-duty laundry detergent brands during 2005.

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

Looking forward into 2007, while the Company expects market conditions to remain highly competitive, the Company believes it is well positioned for continued growth. As further explained in the Outlook section of Part II, Item 7 of this report, over the long-term, the Company’s continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Net Sales

Worldwide sales were $12,237.7 in 2006, up 7.5% from 2005 driven by unit volume gains of 5.5%, net selling price increases of 1.5% and a positive foreign exchange impact of 0.5%. Excluding the impact of the 2005 divestment of the Company’s heavy-duty laundry detergent business in North America and Southeast Asia, sales increased 9.0% in 2006 on volume growth of 7.0%.

Sales in the Oral, Personal and Home Care segment were $10,568.6 in 2006, up 7.0% from 2005 driven by volume growth of 5.0%, net selling price increases of 1.0% and a positive foreign exchange impact of 1.0%. Excluding the impact of the 2005 divestments of the Company’s heavy-duty laundry detergent business in North America and Southeast Asia, sales increased 9.0% on volume growth of 7.0%. The May 2006 acquisition of Tom’s of Maine, Inc. did not have a material impact on reported sales, net income and earnings per share for the year ended December 31, 2006.

Sales in Pet Nutrition were $1,669.1 in 2006, up 10.0% from 2005 driven by volume growth of 6.0% and net selling price increases of 4.5%, offset by a 0.5% negative impact of foreign exchange.

In 2005, worldwide sales were $11,396.9. Sales increased 7.5% from 2004 driven by volume gains of 5.5%, an increase in net selling prices of 0.5% and a positive foreign exchange impact of 1.5%.

Gross Profit

Gross profit margin was 54.8% in 2006, 54.4% in 2005 and 55.1% in 2004. In 2006, Gross profit benefited from higher pricing, a continued focus on cost-savings programs and the shift toward higher margin products, which more than offset the impact of higher raw and packaging material costs and increased restructuring charges. Restructuring charges of $196.2 for the year ended December 31, 2006, which related to accelerated depreciation and certain employee termination benefits under the 2004 Restructuring Program, were included in Cost of sales. Cost of sales for the year ended December 31, 2005 included restructuring charges of $100.2. These charges lowered the reported gross profit margin by 160 basis points (bps) and 90 bps in 2006 and 2005, respectively.

The reduction in gross profit margin in 2005 from 2004 was driven by costs associated with the Company’s ongoing 2004 Restructuring Program. In 2005, the benefits from higher pricing, the Company’s shift towards higher margin oral care products and cost-savings programs more than offset the impact of higher raw and packaging material costs.

(Dollars in Millions Except Per Share Amounts)

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 35.6% in 2006, 34.4% in 2005, and 34.2% in 2004. The 120 bps increase in 2006 was driven by higher levels of advertising (30 bps), charges related to the Company’s 2004 Restructuring Program (40 bps) and incremental stock-based compensation expense recognized as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) (60 bps). During 2006, the increase in gross profit margin and other savings programs funded an increase in advertising of 11% to $1,320.3, on top of a 12% increase in 2005, to $1,193.6, supporting new product launches and helping increase market shares throughout the world. Selling, general and administrative expenses as a percentage of sales in 2005 only increased by a net 20 bps despite a 40 bps increase in advertising as ongoing cost-savings programs more than offset increases in shipping and handling costs (30 bps) and selling and marketing costs (10 bps).

Other (Income) Expense, Net

Other (income) expense, net was $185.9, $69.2, and $90.3 in 2006, 2005 and 2004, respectively. The components of Other (income) expense, net are presented below:

	2006	2005	2004
Minority interest	$57.5	$55.3	$47.9
Amortization of intangible assets	16.3	15.6	14.3
Equity (income)	(3.4)	(2.0)	(8.5)
Gains on sales of non-core product lines, net	(46.5)	(147.9)	(26.7)
2004 Restructuring Program	153.1	80.8	65.3
2003 restructuring activities	—	—	2.8
Pension and other retiree benefits	—	34.0	—
Investment losses (income)	(5.7)	19.7	(8.7)
Other, net	14.6	13.7	3.9

Total Other (income) expense, net	$185.9	$69.2	$90.3

As noted in the preceding table, Other (income) expense, net in 2006 included a gain on the sale of the Company’s household bleach business in Canada, which was more than offset by increased restructuring charges related to the Company’s 2004 Restructuring Program of $153.1.

Investment losses (income) consisted of gains and losses on foreign currency contracts, principally due to declines and increases in the fair value of foreign denominated deposits which are economic hedges of certain foreign currency debt but do not qualify for hedge accounting.

Other (income) expense, net in 2005 included a gain on the sale of heavy-duty laundry detergent businesses in North America and Southeast Asia, which was partially offset by charges related to the Company’s 2004 Restructuring Program and pension and other retiree benefits. The charges associated with certain pension and other retiree benefits were primarily a result of the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. as required by Statement of Financial Accounting Standard (SFAS) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88).

(Dollars in Millions Except Per Share Amounts)

Other (income) expense, net in 2004 included charges of $65.3 related to the Company’s 2004 Restructuring Program and a gain of $26.7 on the sale of certain detergent businesses in Latin America.

Operating Profit

In 2006, Operating profit decreased 2% to $2,160.5 as compared with an increase of 4% in 2005 to $2,215.0 from $2,122.1 in 2004. All years presented benefited from sales growth and cost-saving initiatives. The decrease in 2006 was primarily due to an increase in restructuring charges of $212.6, lower gains on sale of non-core brands of $101.4 and incremental stock-based compensation expense of $69.8 recognized as a result of adopting SFAS 123R, partially offset by a higher gross profit margin.

Gains on sale of non-core product lines of $46.5, $147.9 and $26.7 recognized in 2006, 2005 and 2004, respectively, were more than offset by restructuring charges related to the Company’s 2004 Restructuring Program of $395.4, $182.8 and $68.7 in 2006, 2005 and 2004, respectively. In addition, Operating profit included $34.0 of charges related to the remeasurement of certain pension obligations in 2005 and $19.7 of business realignment cost in 2004.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring Activities” below and Note 4 to the Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net was $158.7 in 2006, compared with $136.0 in 2005 and $119.7 in 2004. Interest expense, net was higher in 2006 due to an increase in average interest rates to approximately 5.0% from approximately 4.0% in 2005. Higher interest rates and higher average debt levels primarily to finance the GABA acquisition resulted in increased interest expense in 2005. In 2004, low interest rates allowed the Company to lower interest expense despite increased debt levels resulting from the GABA acquisition.

Income Taxes

The effective income tax rate was 32.4% in 2006, versus 35.0% in 2005 and 33.7% in 2004. The 2006 effective tax rate was increased as a result of the lower effective tax rate on restructuring charges (80 bps) and decreased by a lower effective tax rate on the sale of the household bleach business in Canada (30 bps).

The 2005 effective tax rate was impacted by $40.9 of income taxes (200 bps) for the incremental repatriation of $780 of foreign earnings related to the American Jobs Creation Act of 2004 (the AJCA) as well as the lower effective tax rate on charges incurred in connection with the Company’s 2004 Restructuring Program (130 bps), which in total increased the reported effective tax rate by 330 bps.

Both years benefited from the Company’s global tax planning strategies which are reflected principally in overseas earnings being taxed at lower rates.

The impact of the 2004 Restructuring Program on the effective income tax rate for an individual period will depend upon the projects and the related tax jurisdictions involved. The tax benefit derived from the charges incurred in 2006, 2005 and 2004 for the 2004 Restructuring Program was at a rate of 27.6%, 20.6% and 30.1%, respectively. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

For additional information regarding the Company’s income taxes refer to Note 11 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

Net Income

Net income was $1,353.4 in 2006 or $2.46 per share on a diluted basis compared with $1,351.4 in 2005 or $2.43 per share and $1,327.1 in 2004 or $2.33 per share. Net income in 2006 included $38.2 ($0.07 per share) of gains on the sale of the household bleach business in Canada which was more than offset by $286.3 ($0.52 per share) of charges related to the Company’s 2004 Restructuring Program and $48.1 ($0.09 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R. In 2005, Net income was impacted by a net aftertax charge of $115.2 ($0.21 per share) resulting from restructuring charges, gains on sales of certain non-core brands, income tax expense for the incremental repatriation of foreign earnings related to the AJCA and certain pension charges. Net income in 2004 includes an aftertax charge of $48.0 ($0.09 per share) associated with the initial phase of the 2004 Restructuring Program.

Segment Results

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 and 2004 has been reclassified to conform to the new reporting structure.

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

Worldwide Net Sales by Business Segment and Geographic Region

	2006	2005	2004
Oral, Personal and Home Care
North America(1)	$2,590.8	$2,509.8	$2,378.7
Latin America	3,019.5	2,623.8	2,266.0
Europe/South Pacific	2,952.3	2,845.9	2,759.4
Greater Asia/Africa	2,006.0	1,897.2	1,747.0

Total Oral, Personal and Home Care	10,568.6	9,876.7	9,151.1
Pet Nutrition(2)	1,669.1	1,520.2	1,433.1

Total Net sales	$12,237.7	$11,396.9	$10,584.2

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,211.2, $2,124.2 and $2,000.3 in 2006, 2005 and 2004, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $897.9, $818.1 and $781.0 in 2006, 2005 and 2004, respectively.

(Dollars in Millions Except Per Share Amounts)

Worldwide Operating Profit by Business Segment and Geographic Region

	2006	2005	2004
Oral, Personal and Home Care
North America	$550.1	$545.7	$530.1
Latin America	872.9	698.0	627.7
Europe/South Pacific	681.2	619.8	611.5
Greater Asia/Africa	278.7	245.5	237.6

Total Oral, Personal and Home Care	2,382.9	2,109.0	2,006.9
Pet Nutrition	447.9	412.8	389.7
Corporate	(670.3)	(306.8)	(274.5)

Total Operating profit	$2,160.5	$2,215.0	$2,122.1

North America

Net sales in North America increased 3.0% in 2006 to $2,590.8 on 3.5% volume growth and a 0.5% positive impact of foreign exchange, offset by a 1.0% reduction in net selling prices. Net sales, excluding the divested heavy-duty laundry detergent business increased 6.5% on volume gains of 7.0%. The May 2006 acquisition of Tom’s of Maine, Inc. contributed 1.0% to North American sales and volume growth. In the U.S., new product activity contributed to growth across categories. Successful new products included Colgate Luminous Mint Twist toothpaste, Colgate 360° manual toothbrush, Softsoap Brand Decorative Collection liquid hand soap, Irish Spring MoistureBlast bar soap, Softsoap Brand Pure Cashmere moisturizing body wash and liquid hand soap, Fabuloso multi-purpose spray cleaner and Palmolive Oxy Plus Odor Eliminator dish liquid. In 2005, Net sales in North America increased 5.5% to $2,509.8 on volume gains of 4.0%, positive foreign exchange of 1.0% and increases in net selling prices of 0.5%. Net sales in 2005, excluding the divested heavy-duty laundry detergent business, increased 8.0% on volume gains of 6.5%.

Operating profit in North America increased 1% in 2006 to $550.1, even after the negative profit impact of the 2005 detergent divestment and increased commercial investment. In 2005, Operating profit in North America increased 3% to $545.7 as increased sales were partially offset by declines in gross profit margin reflecting increased raw and packaging material costs.

Latin America

Net sales in Latin America increased 15.0% in 2006 to $3,019.5 as a result of 10.0% volume growth, 4.0% higher pricing and 1.0% positive impact of foreign exchange. Every country in the region contributed to the very strong volume gains, led by Brazil, Mexico, Venezuela, Central America, Colombia, Argentina and Ecuador. Growth was driven by strong sales of Colgate Total, Colgate Sensitive, Colgate Max Fresh and Colgate Anti-Cavity toothpastes and the recent launch of Colgate 360° manual toothbrush. In other categories, Palmolive Nutri-Milk and Protex Oats bar soaps, Lady Speed Stick Double Defense deodorant, Palmolive Hydra Natura ActiFirm and Extra Dry body lotions and Palmolive Naturals expanded line of hair care products contributed to gains in the region. In 2005, Net sales in Latin America increased 16.0% to $2,623.8 as a result of 7.0% volume growth, increases in net selling prices of 4.0% and a positive foreign exchange impact of 5.0%. Net sales in 2005, excluding divested detergent businesses in Ecuador and Peru, increased 16.5% on volume gains of 7.5%.

Operating profit in Latin America increased 25% to $872.9 in 2006 and increased 11% to $698.0 in 2005. Both years benefited from increased sales and higher gross profit margins, which more than offset the increased level of advertising.

(Dollars in Millions Except Per Share Amounts)

Europe/South Pacific

Net sales in Europe/South Pacific increased 3.5% in 2006 to $2,952.3 as a result of 4.0% volume growth and 0.5% positive impact of foreign exchange, offset by a 1.0% reduction in net selling prices. Net sales in 2006, excluding the 2005 divestments, increased 4.5% on volume gains of 5.0%. Volume gains in Australia, the United Kingdom, Denmark, Spain, Italy, Switzerland, Greece, Ireland, Poland, Hungary, Romania and the GABA business more than offset volume declines in Germany and France due to challenging economic conditions. Successful new products driving these gains included Colgate Time Control, Colgate Max Fresh and Colgate Sensitive Multi-Protection toothpastes. Recent innovations contributing to gains in other categories included Colgate 360° manual toothbrush, Colgate Plax Whitening mouth rinse, Palmolive Pure Cashmere, Palmolive BodYogurt and Palmolive Naturals with Olive Milk shower gels, and Ajax Professional Degreaser and Ajax Professional Double Power spray cleaners. In 2005, Net sales in Europe/South Pacific increased 3.0% to $2,845.9 on 4.5% volume growth, a 0.5% positive impact of foreign exchange and a 2.0% decline in net selling prices. Excluding divestments, Net sales in 2005 increased 3.5% on volume gains of 5.0%. The June 2004 acquisition of GABA contributed 4.0% to European/South Pacific sales and volume growth in 2005.

Operating profit in Europe/South Pacific increased 10% to $681.2 in 2006, as a result of volume growth and ongoing cost-control initiatives partially offset by an increased level of advertising. Operating profit in Europe/South Pacific increased 1% to $619.8 in 2005 reflecting volume growth and increased gross profit margins partially offset by an increased level of advertising.

Greater Asia/Africa

Net sales in Greater Asia/Africa increased 5.5% in 2006 to $2,006.0 on volume gains of 2.5%, an increase in net selling prices of 2.0% and 1.0% positive impact of foreign exchange. Net sales, excluding the divested detergent business in Southeast Asia, increased 10.5% on volume gains of 7.5%. Strong volume gains were achieved in nearly every country in the region led by Malaysia, Thailand, Philippines, Vietnam, India, the Gulf States, South Africa, and Russia and the rest of the countries in the Commonwealth of Independent States. Successful new products driving the oral care growth included Colgate Max Fresh, Colgate Sensitive Multi-Protection, Colgate Anti-Cavity and Darlie Tea Care Mint toothpastes, and Colgate 360° manual toothbrush. New products contributing to growth in other categories in the region included Palmolive Nutri-Milk bar soap, Palmolive Naturals shampoo and conditioner, Protex Deo 12 bar soap and shower gel, and Lady Speed Stick Aloe deodorant. In 2005, Net sales in Greater Asia/Africa increased 8.5% to $1,897.2 on 8.0% volume growth, a 1.0% positive impact of foreign exchange and a 0.5% decline in net selling prices.

Operating profit in Greater Asia/Africa increased 14% in 2006 to $278.7 reflecting increased sales and gross profit margins, partially offset by an increased level of advertising. Operating profit grew 3% in Greater Asia/Africa to $245.5 in 2005 as a result of volume growth, which more than offset an increased level of advertising and higher shipping and handling costs.

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 10.0% in 2006 to $1,669.1 on volume gains of 6.0% and an increase in net selling prices of 4.5%, offset by a 0.5% negative impact of foreign exchange. Strong sales of Science Diet Lamb Meal & Rice Recipe Large Breed dog food, Science Diet Lamb Meal & Rice Recipe Small Bites dog food and Science Diet Indoor Cat food continued to drive growth in the U.S. specialty retail channel. In the U.S. veterinary channel, Prescription Diet j/d Canine, the relaunch of Prescription Diet d/d Canine and Feline foods and a new chicken variety for Prescription Diet Feline r/d and w/d foods contributed to growth. Internationally, growth was strong led by Belgium, Germany, Denmark, Italy, the United Kingdom, Australia, Brazil, Taiwan and Russia. New pet food products contributing to the international growth included Prescription Diet j/d Canine, Prescription Diet Feline Chunks in Gravy pouches and Science Plan Neutered Cat, a new

(Dollars in Millions Except Per Share Amounts)

veterinary exclusive product. In 2005, Net sales for Hill’s Pet Nutrition increased 6.0% to $1,520.2, driven by volume growth of 4.0%, an increase in net selling prices of 1.5% and positive foreign exchange of 0.5%.

Operating profit grew 9% in 2006 to $447.9 due to increased sales, partially offset by higher advertising spending. Operating profit in Pet Nutrition grew 6% to $412.8 in 2005 as a result of increased sales and gross profit margins, partially offset by higher advertising and increased shipping and handling costs.

Corporate

Operating profit (loss) for the Corporate segment was ($670.3), ($306.8) and ($274.5) for 2006, 2005 and 2004, respectively. Corporate operations include research and development costs, unallocated overhead costs, stock-based compensation related to stock options and restricted stock awards, restructuring and related implementation costs, and gains and losses on sales of non-core brands and assets. The components of Operating profit (loss) for the Corporate segment are presented below:

	2006	2005	2004
Gains on sales of non-core product lines, net	$46.5	$147.9	$26.7
2004 Restructuring Program	(395.4)	(182.8)	(68.7)
Pension and other retiree benefits	—	(24.8)	—
Adoption impact of SFAS 123R	(69.8)	—	—
Unallocated overhead cost and other, net	(251.6)	(247.1)	(232.5)

Total Corporate Operating profit (loss)	$(670.3)	$(306.8)	$(274.5)

The increase in Corporate Operating profit (loss) in 2006 as compared to 2005 was primarily driven by restructuring charges and incremental stock-based compensation, offset by lower gains on the sale of certain non-core brands. In 2005, Corporate operating expenses increased due to restructuring charges and the remeasurement of certain pension obligations as required by SFAS 88, offset by gains on the sale of heavy-duty laundry detergent brands in North America and Southeast Asia.

Restructuring Activities

2004 Restructuring Program

In December 2004, the Company commenced a four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses. As part of this program, the Company anticipates streamlining its global supply chain through the rationalization of approximately one-third of its manufacturing facilities and the closure of certain warehousing facilities and also plans to centralize its purchasing and other business support functions. Business-building initiatives include enhancing and reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets, and the consolidation of these organizations in certain mature markets. The 2004 Restructuring Program is expected to result in approximately a 12% workforce reduction.

The cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $750 and $900 ($550 and $650 aftertax). Savings are projected to be in the range of $325 and $400 ($250 and $300 aftertax) annually by 2008. Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. The estimated cost in 2007 is between $175 and $250 ($125 and $175 aftertax). While the Company believes the overall program will be completed within existing estimates, charges and savings may vary in a given year.

(Dollars in Millions Except Per Share Amounts)

During 2004, in connection with the initial phase of the program, the Company announced the closing or reconfiguration of eight manufacturing facilities in North America, Greater Asia/Africa, Europe and Latin America and the realignment of marketing and sales organizations in Europe/South Pacific and Greater Asia/Africa. During 2005, the Company commenced additional projects, the more significant of which related to changes being implemented in its European and North American manufacturing networks. These changes will allow the Company to more cost effectively manufacture toothpaste, taking advantage of state-of-the-art technologies, and obtain cost-savings through the transfer of bar soap manufacturing to an established U.S. third party.

The Company plans to consolidate toothpaste production in Europe, which is currently located at five company sites, into a new state-of-the-art manufacturing facility in Poland. Upon completion of the consolidation project within the next year, toothpaste manufacturing is expected to cease at the Company’s facilities in Salford, United Kingdom; Anzio, Italy; Brasov, Romania; Gebze, Turkey; and Halinow, Poland. Other manufacturing activities will continue at these sites, except the Salford facility, which is expected to be closed. In North America, the Company plans to phase down production at its Jeffersonville, Indiana plant with all production expected to cease by January 2008. The plan calls for transferring production of the Company’s market leading Colgate Total toothpaste to a new state-of-the-art facility to be built in Morristown, Tennessee, and the relocation of other production and administrative services currently performed at Jeffersonville to other facilities. The Company’s Kansas City, Kansas facility, formally the site of U.S. bar soap production, was closed in late 2006 and all production was transitioned to an established U.S. third-party manufacturer.

In 2006, the Company continued with the implementation of previously announced projects, most notably the changes being implemented in its European and North American manufacturing networks. In addition, the Company implemented several new projects including a voluntary early retirement program in the United States, enabling the Company to continue to re-align organizational resources consistent with its business-building goals. Also consistent with it global manufacturing strategy, the Company initiated the closure of its toothbrush facility in Puerto Rico.

For the years ended December 31, 2006, 2005 and 2004 restructuring and implementation related charges are reflected in the following income statement categories:

	2006	2005	2004
Cost of sales	$196.2	$100.2	$3.4
Selling, general and administrative expense	46.1	1.8	—
Other (income) expense, net	153.1	80.8	65.3

Total 2004 Restructuring Program charges pretax	$395.4	$182.8	$68.7

Total 2004 Restructuring Program charges aftertax	$286.3	$145.1	$48.0

Restructuring charges, in the preceding table, are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

Total 2006 charges relate to restructuring activities in North America (45%), Europe/South Pacific (19%), Latin America (4%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (24%). Total program-to-date accumulated charges relate to restructuring activities in North America (39%), Europe/South Pacific (32%), Latin America (4%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (17%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $646.9 ($479.4 aftertax) in connection with the implementation of various projects.

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the

(Dollars in Millions Except Per Share Amounts)

consolidation of toothpaste production in Europe; and exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City, Kansas.

The following table summarizes the activity for the restructuring charges discussed above and related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Charges against assets	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Balance at December 31, 2004	$41.7	$—	$—	$0.4	$42.1

Charges	58.6	65.3	30.2	28.7	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Charges against assets	(11.4)	(65.3)	(30.2)	(6.4)	(113.3)
Other	(1.4)	—	—	4.2	2.8
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits incurred pursuant to the 2004 Restructuring Program include pension and other retiree benefit enhancements of $108.4 and $12.8 as of December 31, 2006 and 2005, respectively, and are reflected as Charges against assets and Other charges within Termination Benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets and an increase to other retiree benefit liabilities, respectively. During 2006 the Company made an $85.0 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

Liquidity and Capital Resources

The Company expects cash flow from operations and existing credit facilities will be sufficient to meet foreseeable business operating and recurring cash needs (including dividends, capital expenditures, planned stock repurchases and restructuring payments). The Company’s strong cash-generating capability and financial condition also allow it to access financial markets worldwide.

(Dollars in Millions Except Per Share Amounts)

Cash Flow

Net cash provided by operations in 2006 was $1,821.5 as compared with $1,784.4 in 2005 and $1,754.3 in 2004. The increase in 2006 reflects the Company’s improved profitability partially offset by changes in working capital, higher tax payments and increased spending related to the 2004 Restructuring Program.

The Company’s working capital as a percentage of sales increased to 2.3% of sales in 2006 as compared with 1.7% of sales in 2005. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in other current assets) and current liabilities (excluding short-term debt). The Company’s working capital changes were driven in part by increased inventory levels, higher accounts receivable balances and higher tax payments, offset by higher levels of payables and accruals. Inventory days coverage ratio increased to 69 in 2006 as compared to 61 in 2005, largely as a result of efforts to ensure continued product supply during factory closings related to the 2004 Restructuring Program. Higher balances in accounts receivables were due primarily to higher sales in the fourth quarter of 2006 and a slight increase in days sales outstanding over the prior year, partly due to timing. Higher tax payments were the result of improved profitability as well as the timing of payments. A portion of tax payments for calendar year 2005 were made in 2006, including tax payments of approximately $20 relating to the sale of the Company’s Southeast Asian detergent brands in the fourth quarter of 2005.

Investing activities used $620.4 of cash during 2006 compared with uses of $220.7 and $1,090.4 during 2005 and 2004, respectively. The change over 2005 is primarily due to higher payments in 2006 associated with acquisitions versus higher proceeds in 2005 associated with divestitures, along with increased capital spending in 2006.

In 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc. for approximately $100 plus transaction costs. Additionally, the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. In 2005, the Company increased its ownership interests in certain subsidiaries to 100% at a cost of $38.5, primarily related to its Malaysia subsidiary. In 2004, payments for acquisitions pertained to the purchase of 100% of the outstanding shares of GABA.

Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities include proceeds from the sale of certain non-core product lines. Investing activities reflect $55.0 of proceeds from the sale of the Company’s Canadian bleach brands in 2006 and $215.6 of proceeds from the sale of the Company’s Southeast Asian and North American heavy-duty detergent brands in 2005. Investing activities for 2004 include the Company’s sale of certain non-core detergent brands in Latin America for an aggregate sales price of $37.0.

Capital expenditures were $476.4, $389.2 and $348.1 for 2006, 2005 and 2004, respectively. Capital spending is trending upwards as a result of the Company’s multi-year restructuring and business-building program and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2007 are expected to increase to a rate of approximately 5% of Net sales.

Financing activities used $1,059.0 of cash during 2006 compared to $1,524.4 and $611.1 during 2005 and 2004, respectively. Financing activities in 2006 reflect higher proceeds from exercise of stock options, which more than offset an increase in common and preference stock dividend payments as well as higher share repurchases associated with the share repurchase programs authorized by the Board of Directors in 2006 and 2004. Additionally, debt increased $139.1, net of payments, in 2006 versus a decrease of $78.4, net of proceeds, in 2005.

In 2005, financing activities reflect a cash payment of $89.7 to an outside investor as a result of the discontinuation of a financing subsidiary of the Company. The Company previously had a financing subsidiary with outside equity investors, the purpose of which was to purchase some of the Company’s receivables thereby

(Dollars in Millions Except Per Share Amounts)

giving the Company access to additional sources of capital. The subsidiary, including such receivables, was consolidated and the amounts invested by outside investors were reported as a minority interest.

Dividend payments in 2006 were $677.8, up from $607.2 in 2005 and $536.2 in 2004. Common stock dividend payments increased to $1.25 per share in 2006 from $1.11 per share in 2005 and $0.96 per share in 2004. The Series B Preference Stock dividend payments increased to $10.00 per share in 2006 from $8.88 per share in 2005 and $7.68 per share in 2004. Management currently intends to continue to pay dividends at increasing annual amounts per share from cash provided by operations.

The Company repurchases common shares in the open market and in private transactions to maintain its targeted capital structure and to fulfill the requirements of its compensation and benefit plans. In October 2004, the Board of Directors authorized the Company to purchase up to 20 million shares of the Company’s common stock through December 31, 2005 (the 2004 Program) and, in December 2005, the Board of Directors extended this authorization through March 31, 2006. The Company completed this program in the first quarter of 2006. In March 2006, the Board of Directors approved a new stock repurchase program (the 2006 Program), under which the Company may purchase up to 30 million common shares. Aggregate repurchases in 2006, including repurchases under the 2004 and 2006 Programs as well as other Board authorizations, were 15.0 million common shares for a total purchase price of $884.7. Aggregate repurchases for 2005 were 15.1 million common shares for a total purchase price of $796.2. Aggregate repurchases for 2004 were 12.4 million common shares for a total purchase price of $637.9.

Long-term debt increased to $3,497.1 as of December 31, 2006 as compared to $3,274.7 as of December 31, 2005 and total debt increased to $3,671.2 as of December 31, 2006 as compared to $3,446.2 as of December 31, 2005. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service. During 2005, the Company issued 250 million of Swiss franc-denominated five-year bonds (approximately $205 at the December 31, 2006 exchange rate) at a fixed rate of 1.9%.

Domestic and foreign commercial paper outstanding was $651.6 and $621.8 as of December 31, 2006 and 2005, respectively, and is denominated in U.S. dollars, Swiss francs and Canadian dollars. The maximum commercial paper outstanding during 2006 and 2005 was $1,400 and $1,715, respectively. These borrowings carry a Standard & Poor’s rating of A-1+ and a Moody’s Investors Service rating of P-1. At December 31, 2006 and 2005, commercial paper and certain current maturities of notes payable totaling $674.0 and $641.9, respectively, are classified as long-term debt, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2011.

At December 31, 2006, the Company had access to unused domestic and foreign lines of credit of approximately $2,500 and also had $1,417.2 of medium-term notes available for issuance pursuant to an effective shelf registration statement. The Company’s domestic lines of credit include a five-year revolving credit facility of $1,500.0 which was extended an additional year in the fourth quarter of 2006 and now expires in November 2011. These domestic lines are available for general corporate purposes and to support commercial paper issuance.

The ESOP notes guaranteed by the Company and certain credit facilities contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2006:

	Total	Payments Due by Period
		2007	2008	2009	2010	2011	Thereafter
Long-term debt including current portion(1)	$3,463.8	$1,424.5	$163.0	$231.2	$295.4	$25.5	$1,324.2
Net cash interest payments on long-term debt(2)	1,615.9	210.9	107.4	95.6	85.5	75.8	1,040.7
Capitalized leases	33.3	26.2	1.1	1.1	1.0	1.0	2.9
Operating leases	529.8	117.0	104.1	87.7	66.7	51.2	103.1
Purchase obligations(3)	864.0	568.8	246.6	38.7	9.6	0.3	—

Total(4)	$6,506.8	$2,347.4	$622.2	$454.3	$458.2	$153.8	$2,470.9

(1)

Long-term debt due in 2007 includes $674.0 of commercial paper and certain current maturities of notes payable that have been classified as long-term debt as of December 31, 2006, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit that expire in 2011.

(2)

Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(3)

The Company has outstanding purchase obligations with suppliers at the end of 2006 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

(4)

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2008. Management’s best estimate of cash required to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2007 is approximately $57. In addition, the Company currently plans to make approximately $50 of voluntary contributions to the U.S. pension plans.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business. While it is possible that the Company’s cash flows and results of operations in a particular period could be materially affected by the one-time impact of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

(Dollars in Millions Except Per Share Amounts)

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes.

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company’s major foreign currency exposures involve the markets in Europe and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company monitors its foreign currency exposures in these markets through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

The Company primarily utilizes currency forward contracts, cross-currency interest rate swaps, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases and assets and liabilities created in the normal course of business. From time to time, the Company hedges certain of its forecasted foreign currency transactions using forward contracts with durations no greater than 18 months.

Interest rate swaps and debt issuances are utilized to manage the Company’s targeted mix of fixed and floating rate debt and to minimize significant fluctuations in earnings and cash flows that may result from interest rate volatility.

The Company is exposed to price volatility related to raw materials used in production. Futures contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. In 2006, the results of the Company’s commodity hedging activities were not material.

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

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2006 and 2005. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the EAR model, is not material to the

(Dollars in Millions Except Per Share Amounts)

Company’s results of operations in 2006 and 2005. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently finalizing its analysis of the impact on the Consolidated Financial Statements of adopting FIN 48 and believes that the impact, if any, will not be material.

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

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs and inventories.

•

Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent of sales would have decreased by 770 bps from 54.8% to 47.1% in 2006 and decreased by 750 bps and 720 bps in 2005 and 2004, respectively, with no impact on reported earnings.

•

The Company accounts for inventories using both the first-in, first-out (FIFO) method (approximately 80% of inventories) and the last-in, first-out (LIFO) method (approximately 20% of inventories). There would have been no impact on reported earnings for 2006, 2005 and 2004 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairment, tax valuation allowances, and legal and other contingencies.

•

In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. plans was 5.80%, 5.50% and 5.75% as of

(Dollars in Millions Except Per Share Amounts)

December 31, 2006, 2005 and 2004, respectively. Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA or better. The assumed long-term rate of return on plan assets for U.S. plans was 8.0% as of December 31, 2006, 2005 and 2004. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return. The historical rate of return for the U.S. plans for the most recent 15-year period was 9%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 33% in fixed income securities (which are expected to earn approximately 6% in the long-term), 63% in equity securities (which are expected to earn approximately 9.25% in the long-term) and 4% in real estate and other (which are expected to earn approximately 6% in the long-term). A 1% change in either the discount rate or the assumed rate of return on plan assets of the U.S. pension plans would cumulatively impact future Net income by approximately $10. A third assumption is the long-term rate of compensation, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.0% as of December 31, 2006, 2005 and 2004. (Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.)

•

The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 10% for 2007, declining 1% per year until reaching the ultimate assumed rate of increase of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by approximately $4.

•

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” (SFAS 123R) using the modified prospective method. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards under SFAS 123R. The weighted average estimated fair value of each stock option granted for the year ended December 31, 2006 was $10.30. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from independent third-party sources, changes in these inputs however, could result in significant changes in fair value. A one year change in term would result in a 15% change in fair value. A one percent change in volatility would change fair value by 4%.

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

Outlook

Looking forward into 2007, while the Company expects market conditions to remain highly competitive, it believes it is well positioned for continued growth. It anticipates continuing to prioritize its investments in key categories and markets in order to further strengthen its competitive position and build market share. The 2004 Restructuring Program is designed to enhance the Company’s global leadership position in its core businesses. As part of the 2004 Restructuring Program, the Company is in the process of streamlining its global supply chain, reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

However, as noted above, the Company operates in a highly competitive global marketplace that is experiencing increased trade concentration and industry consolidation. In addition, changes in economic conditions, movements in commodity prices and foreign currency exchange rates can impact future operating results as measured in U.S. dollars. In particular, economic and political uncertainty in some countries in Latin America and changes in the value of Latin American and European currencies may impact the overall results of these regions. Historically, the consumer products industry has been less susceptible to changes in economic growth than many other industries. Over the long-term, the Company’s continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Cautionary Statement on Forward-Looking Statements

In this report we may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, and new product introductions among other matters. These statements are made on the basis of our views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements we make are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in our forward-looking statements. For some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements see Item 1A—Risk Factors on page 3.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” located on pages 24 and 25 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements” which is located on page 35 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting and management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and has expressed unqualified opinions in their report which appears on page 36.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed, in the third quarter of 2006 the Company entered into an agreement with IBM to provide certain procurement services globally and accounts payable services for Europe and North America. Pursuant to this agreement, during the third quarter of 2006, management commenced the outsourcing of a portion of these activities in North America to IBM. Management has implemented and has monitored the implementation by IBM of controls over the outsourced activities. Accordingly, management believes that outsourcing these activities to IBM is not reasonably likely to have a material adverse effect on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I of this report.

Additional information required by this Item relating to directors and executive officers of the registrant and information regarding compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference from the Proxy Statement for the 2007 Annual Meeting.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

as of December 31, 2006

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	41,068(1)	$50(2)	31,551(3)
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	41,068	$50	31,551

(1)

Consists of 37,952 options outstanding and 3,116 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes weighted average exercise price of stock options outstanding of $54 and restricted shares of $0.
(3)

Amount relates to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1 of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2007 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements” which is located on page 35 of this report.

(b)    Exhibits.

See the exhibit index which begins on page 74 of this report.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Date: February 23, 2007	By	/S/ REUBEN MARK
Reuben Mark Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

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
Stephen C. Patrick Chief Financial Officer

/S/ ANDREW D. HENDRY
Andrew D. Hendry as Attorney-in-Fact

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2006

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

Index to Financial Statements

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	36

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	38

Consolidated Balance Sheets as of December 31, 2006 and 2005	39

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2006, 2005 and 2004	40

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	41

Notes to Consolidated Financial Statements	42

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	71

Selected Financial Data

Market and Dividend Information	72

Historical Financial Summary	73

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Colgate-Palmolive Company:

We have completed integrated audits of Colgate-Palmolive Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2, the Company changed the manner in which it accounts for share-based payment upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 123(R) on January 1, 2006. In addition, as disclosed in Note 2, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 158 on December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 22, 2007

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2006	2005	2004
Net sales	$12,237.7	$11,396.9	$10,584.2
Cost of sales	5,536.1	5,191.9	4,747.2

Gross profit	6,701.6	6,205.0	5,837.0
Selling, general and administrative expenses	4,355.2	3,920.8	3,624.6
Other (income) expense, net	185.9	69.2	90.3

Operating profit	2,160.5	2,215.0	2,122.1
Interest expense, net	158.7	136.0	119.7

Income before income taxes	2,001.8	2,079.0	2,002.4
Provision for income taxes	648.4	727.6	675.3

Net income	$1,353.4	$1,351.4	$1,327.1

Earnings per common share, basic	$2.57	$2.54	$2.45

Earnings per common share, diluted	$2.46	$2.43	$2.33

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$489.5	$340.7
Receivables (net of allowances of $46.4 and $41.7, respectively)	1,523.2	1,309.4
Inventories	1,008.4	855.8
Other current assets	279.9	251.2

Total current assets	3,301.0	2,757.1

Property, plant and equipment, net	2,696.1	2,544.1
Goodwill, net	2,081.8	1,845.7
Other intangible assets, net	831.1	783.2
Other assets	228.0	577.0

Total assets	$9,138.0	$8,507.1

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$174.1	$171.5
Current portion of long-term debt	776.7	356.7
Accounts payable	1,039.7	876.1
Accrued income taxes	161.5	215.5
Other accruals	1,317.1	1,123.2

Total current liabilities	3,469.1	2,743.0

Long-term debt	2,720.4	2,918.0
Deferred income taxes	309.9	554.7
Other liabilities	1,227.7	941.3

Total liabilities	7,727.1	7,157.0

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preference stock	222.7	253.7
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,218.1	1,064.4
Retained earnings	9,643.7	8,968.1
Accumulated other comprehensive income	(2,081.2)	(1,804.7)

	9,736.2	9,214.4
Unearned compensation	(251.4)	(283.3)
Treasury stock, at cost	(8,073.9)	(7,581.0)

Total shareholders’ equity	1,410.9	1,350.1

Total liabilities and shareholders’ equity	$9,138.0	$8,507.1

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Per Share Amounts)

	Common Shares	Amount	Additional Paid-in Capital	Treasury Shares	Amount	Retained Earnings	Accumulated Other Compre- hensive Income	Comprehensive Income
Balance, January 1, 2004	533,697,177	$732.9	$1,126.2	199,156,003	$(6,499.9)	$7,433.0	$(1,866.8)
Net income						1,327.1		$1,327.1
Other comprehensive income:
Cumulative translation adjustment							75.4	75.4
Minimum Pension liability adjustment, net of tax							(21.0)	(21.0)
Other							6.2	6.2

Total comprehensive income								$1,387.7

Dividends declared:
Series B Convertible Preference Stock, net of taxes						(25.9)
Common stock						(510.3)
Shares issued for stock options	2,142,895		2.1	(2,142,895)	60.5
Treasury stock acquired	(12,383,273)			12,383,273	(637.9)
Other	3,168,259		(34.5)	(3,168,259)	111.9

Balance, December 31, 2004	526,625,058	$732.9	$1,093.8	206,228,122	$(6,965.4)	$8,223.9	$(1,806.2)

Net income						1,351.4		$1,351.4
Other comprehensive income:
Cumulative translation adjustment							17.7	17.7
Minimum Pension liability adjustment, net of tax							(18.5)	(18.5)
Other							2.3	2.3

Total comprehensive income								$1,352.9

Dividends declared:
Series B Convertible Preference Stock, net of taxes						(28.2)
Common stock						(579.0)
Shares issued for stock options	1,533,768		(4.8)	(1,533,768)	61.2
Treasury stock acquired	(15,126,263)			15,126,263	(796.2)
Other	3,138,394		(24.6)	(3,138,394)	119.4

Balance, December 31, 2005	516,170,957	$732.9	$1,064.4	216,682,223	$(7,581.0)	$8,968.1	$(1,804.7)

Net income						1,353.4		$1,353.4
Other comprehensive income:
Cumulative translation adjustment							89.1	89.1
Adjustment to initially apply SFAS 158, net of taxes							(380.7)
Minimum Pension liability adjustment, net of tax							19.2	19.2
Other							(4.1)	(4.1)

Total comprehensive income								$1,457.6

Dividends declared:
Series B Convertible Preference Stock, net of taxes						(28.7)
Common stock						(649.1)
Stock-based compensation expense			116.9
Shares issued for stock options	7,095,538		107.7	(7,095,538)	227.7
Treasury stock acquired	(14,982,242)			14,982,242	(884.7)
Other	4,374,334		(70.9)	(4,374,334)	164.1

Balance, December 31, 2006	512,658,587	$732.9	$1,218.1	220,194,593	$(8,073.9)	$9,643.7	$(2,081.2)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2006	2005	2004
Operating Activities
Net income	$1,353.4	$1,351.4	$1,327.1
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	145.4	111.6	38.3
Depreciation and amortization	328.7	329.3	327.8
Gain before tax on sale of non-core product lines	(46.5)	(147.9)	(26.7)
Stock-based compensation expense	116.9	41.1	29.3
Cash effects of changes in:
Receivables	(116.0)	(24.1)	(5.6)
Inventories	(118.5)	(46.8)	(76.1)
Accounts payable and other accruals	149.9	152.7	80.1
Other non-current assets and liabilities	8.2	17.1	60.1

Net cash provided by operations	1,821.5	1,784.4	1,754.3

Investing Activities
Capital expenditures	(476.4)	(389.2)	(348.1)
Payment for acquisitions, net of cash acquired	(200.0)	(38.5)	(800.7)
Sale of non-core product lines	55.0	215.6	37.0
Purchases of marketable securities and investments	(1.2)	(20.0)	(127.7)
Proceeds from sales of marketable securities and investments	—	10.0	147.3
Other	2.2	1.4	1.8

Net cash used in investing activities	(620.4)	(220.7)	(1,090.4)

Financing Activities
Principal payments on debt	(1,332.0)	(2,100.3)	(753.9)
Proceeds from issuance of debt	1,471.1	2,021.9	1,246.5
Payments to outside investors	—	(89.7)	—
Dividends paid	(677.8)	(607.2)	(536.2)
Purchases of treasury shares	(884.7)	(796.2)	(637.9)
Proceeds from exercise of stock options and excess tax benefits	364.4	47.1	70.4

Net cash used in financing activities	(1,059.0)	(1,524.4)	(611.1)

Effect of exchange rate changes on Cash and cash equivalents	6.7	(18.2)	1.5

Net increase in Cash and cash equivalents	148.8	21.1	54.3
Cash and cash equivalents at beginning of year	340.7	319.6	265.3

Cash and cash equivalents at end of year	$489.5	$340.7	$319.6

Supplemental Cash Flow Information
Income taxes paid	$647.9	$584.3	$593.8
Interest paid	168.3	149.9	123.2
Principal payments on ESOP debt, guaranteed by the Company	45.0	37.0	29.8

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2006	2005	2004
Oral Care	38%	38%	35%
Home Care	25%	26%	28%
Personal Care	23%	23%	23%
Pet Nutrition	14%	13%	14%

Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2006 and 2005, equity method investments included in Other assets were $6.8 and $5.1, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairment, tax valuation allowances, and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $942.7, $860.2 and $767.4 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective method and, as such, results for prior periods have not been restated. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and the Company adhered to the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards under SFAS 123R, which is consistent with the model used for the previous pro forma disclosure under SFAS 123.

Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently finalizing its analysis of the impact on the Consolidated Financial Statements of adopting FIN 48 and believes that the impact, if any, will not be material.

In December 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires company plan sponsors to display the net over-or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of accumulated other comprehensive income in shareholders’ equity. Retirement plans, other retiree benefits and the impact of adopting SFAS 158 are more fully described in Note 10.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Acquisitions

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Tom's of Maine gives Colgate the opportunity to enter the fast growing health and specialty trade channel where Tom's of Maine toothpaste and deodorant are market leaders.

The cost to acquire Tom’s of Maine, Inc. has been allocated on a preliminary basis to the assets acquired and the liabilities assumed at the date of acquisition based on estimated fair values as determined using an independent valuation.

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported sales, net income and earnings per share for the years ended December 31, 2006, 2005 and 2004.

During 2006, the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. During 2005, the Company increased its ownership interests in certain subsidiaries to 100% at a cost of $38.5, primarily related to its Malaysia subsidiary.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

On June 1, 2004, the Company purchased 100% of the outstanding shares of GABA Holding AG (GABA), a privately owned European oral care company headquartered in Switzerland. The cost of GABA, net of cash acquired, was approximately $729 plus acquisition costs. The results of GABA’s operations have been included in the Company’s Europe/South Pacific segment in the Consolidated Financial Statements since the date of acquisition. The aggregate purchase price for all other acquisitions in 2004 was approximately $60.

Divestitures

Consistent with the Company’s strategy to prioritize higher margin businesses, during 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands for approximately $126 plus inventory at cost. The transaction includes the sale of the bleach brands Javex, Agua Jane and Nevex in Canada, Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in Colombia, the Dominican Republic and Ecuador.

The transaction closed in Canada during the fourth quarter of 2006, with proceeds of $55.0 and a pretax gain of $46.5 ($38.2 aftertax) included in Other (income) expense, net. These operations were not material to the Company’s annual Net sales. In the Latin American countries, the transaction is expected to close during the first quarter of 2007 with the exception of the Colombian business, which is subject to regulatory approval and therefore expected to close during the second quarter of 2007.

During 2005, the Company sold its North American and Southeast Asian heavy-duty laundry detergent businesses. These operations accounted for less than 2% of the Company’s annual Net sales. The aggregate proceeds from these sales were $215.6, resulting in a pretax gain of $147.9 ($93.5 aftertax) included in Other (income) expense, net.

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

For the years ended December 31, 2006, 2005 and 2004 restructuring and implementation related charges are reflected in the following income statement categories:

	2006	2005	2004
Cost of sales	$196.2	$100.2	$3.4
Selling, general and administrative expense	46.1	1.8	—
Other (income) expense, net	153.1	80.8	65.3

Total 2004 Restructuring Program charges pretax	$395.4	$182.8	$68.7

Total 2004 Restructuring Program charges aftertax	$286.3	$145.1	$48.0

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Restructuring charges, in the preceding table, are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

Total 2006 charges relate to restructuring activities in North America (45%), Europe/South Pacific (19%), Latin America (4%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (24%). Total program-to-date accumulated charges relate to restructuring activities in North America (39%), Europe/South Pacific (32%), Latin America (4%), Greater Asia/Africa (7%), Pet Nutrition (1%) and Corporate (17%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $646.9 ($479.4 aftertax) in connection with the implementation of various projects.

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; and exiting certain manufacturing activities in other categories in Portugal, Belgium, Denmark, Canada and Kansas City, Kansas.

The following table summarizes the activity for the restructuring charges discussed above and related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$41.6	$3.3	$22.0	$1.8	$68.7
Cash payments	(1.4)	—	—	(1.4)	(2.8)
Charges against assets	—	(3.3)	(22.0)	—	(25.3)
Foreign exchange	1.5	—	—	—	1.5

Balance at December 31, 2004	$41.7	$—	$—	$0.4	$42.1

Charges	58.6	65.3	30.2	28.7	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Charges against assets	(11.4)	(65.3)	(30.2)	(6.4)	(113.3)
Other	(1.4)	—	—	4.2	2.8
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits incurred pursuant to the 2004 Restructuring Program include pension and other retiree benefit enhancements of $108.4 and $12.8 as of December 31, 2006 and 2005, respectively, and are reflected as Charges against assets and Other charges within Termination Benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets and an increase to other retiree benefit liabilities, respectively. During 2006 the Company made

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

an $85.0 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2006 and 2005 by segment is as follows:

	2006	2005
Oral, Personal and Home Care
North America	$345.8	$276.6
Latin America	568.1	539.1
Europe/South Pacific	980.2	847.4
Greater Asia/Africa	172.7	167.6

Total Oral, Personal and Home Care	2,066.8	1,830.7
Pet Nutrition	15.0	15.0

Total Goodwill	$2,081.8	$1,845.7

Other intangible assets as of December 31, 2006 and 2005 are comprised of the following:

	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$435.3	$(155.8)	$279.5	$418.5	$(158.2)	$260.3
Other finite life intangible assets	26.6	(8.1)	18.5	11.9	(10.6)	1.3
Indefinite life intangible assets	533.1	—	533.1	521.6	—	521.6

Total Other intangible assets	$995.0	$(163.9)	$831.1	$952.0	$(168.8)	$783.2

The changes in the net carrying amounts of Goodwill and Other intangible assets during 2006 are mainly due to the acquisition of Tom’s of Maine, the increased ownership in the Company’s Poland and Romania subsidiaries to 100% and the impact of foreign currency translation adjustments.

Amortization expense of the above trademarks and other finite life intangible assets was $16.3 for the year ended December 31, 2006. Annual estimated amortization expense for each of the next five years is expected to approximate $17.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2006	2005
Notes	6.0%	2007–2078	$1,931.4	$1,824.5
Payable to banks	4.7%	2007–2009	688.7	555.7
ESOP notes, guaranteed by the Company	8.8%	2007–2009	192.1	237.1
Commercial paper	4.2%	2007	651.6	621.8
Capitalized leases			33.3	35.6

			3,497.1	3,274.7
Less: Current portion of long-term debt			776.7	356.7

Total			$2,720.4	$2,918.0

Commercial paper and certain current maturities of notes payable totaling $674.0 and $641.9 as of December 31, 2006 and 2005, respectively, are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper and certain current maturities of notes payable reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2006, are as follows:

Years Ended December 31,
2007	$776.7
2008	164.1
2009	232.2
2010	296.4
2011	26.6
Thereafter	1,327.1

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

At December 31, 2006, the Company had unused credit facilities amounting to approximately $2,500 and also had $1,417.2 of medium-term notes available for issuance pursuant to effective shelf registration statements. The Company’s domestic lines of credit include a five-year revolving credit facility of $1,500.0 with a syndicate of banks, which was extended an additional year in the fourth quarter of 2006 and now expires in November 2011. Commitment fees related to credit facilities are not material. The weighted average interest rate on short-term borrowings, included in Notes and loans payable in the Consolidated Balance Sheets, as of December 31, 2006 and 2005, was 5.2% and 4.0%, respectively.

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

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2006		2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$239.1	$2.2	$138.0	$4.8
Foreign currency contracts	1,269.3	(14.5)	875.0	3.6

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

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivables, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2006 and 2005. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2006 and 2005, was $3,584.5 and $3,161.1, respectively, and the related carrying value was $3,497.1 and $3,274.7, respectively.

Credit Risk

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of AA-/Aa3 or higher.

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

In 1988, the Company authorized the issuance of 50,000,000 shares of Series B Convertible Preference Stock (the Preference Stock), without par value. Each share of Preference Stock is convertible into eight shares of

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

common stock. As of December 31, 2006 and 2005, there were 3,426,737 and 3,902,988 shares of Preference Stock, respectively, outstanding and issued to the Company’s Employee Stock Ownership Plan.

Stock Repurchases

The Company repurchased stock at a cost of $884.7 during 2006. The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company is authorized to purchase up to 30 million shares of the Company’s common stock. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Board’s authorization also authorizes share repurchases on an ongoing basis associated with certain employee elections under the Company’s compensation and benefit programs.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of restricted stock awards.

Prior to the Board’s approval of the 2006 Program, the Company purchased its shares under a program that was approved by the Board of Directors and publicly announced in October 2004 (the 2004 Program). Under the 2004 Program, the Company was authorized to purchase up to 20 million shares of the Company’s common stock.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and, as such, results for prior periods have not been restated. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with APB 25 and the Company adhered to the pro forma disclosure provisions of SFAS 123. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The value of restricted stock awards, based on market prices, is amortized on a straight-line basis over the requisite service period. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

SFAS 123R also requires that new awards to employees eligible for retirement prior to the award becoming fully vested be recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company’s stock options and restricted stock awards granted to eligible participants prior to the adoption of SFAS 123R that had an accelerated vesting feature associated with employee retirement continue to be recognized, as required, as compensation cost over the vesting period except in the instance of the participants’ actual retirement.

The Company has two stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $116.9, $41.1 and $29.3 for the years ended December, 31, 2006, 2005 and 2004, respectively. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the year ended December 31, 2006 was $69.8 ($48.1 aftertax), which impacted diluted earnings per share by approximately $0.09.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Stock-based compensation expense is recorded within Selling, general and administrative expense in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The following illustrates the effect on Net income and Earnings per share if the Company had applied the fair value method of SFAS 123 prior to January 1, 2006:

	2005	2004
Net income, as reported	$1,351.4	$1,327.1
Less: pro forma stock option compensation expense, net of tax	42.9	42.3

Pro forma net income	$1,308.5	$1,284.8

Earnings per share:
Basic—as reported	$2.54	$2.45
Basic—pro forma	2.46	2.37
Diluted—as reported	2.43	2.33
Diluted—pro forma	2.35	2.26

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards under SFAS 123R, which is consistent with the model used for the previous pro forma disclosure under SFAS 123. The weighted average estimated fair value of stock options granted in the year ended December 31, 2006, 2005 and 2004 was $10.30, $9.59 and $12.48, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2006	2005	2004
Expected term of options	4 years	4 years	5 years
Expected Volatility Rate	17%	20%	26%
Risk-Free Rate	4.8%	4.0%	3.3%
Expected Dividend Yield	2.1%	2.0%	2.0%

The weighted average expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission, which defines the term as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Similarly, expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. Prior to 2006, such assumptions were determined based on historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

The Company elected to use the transition guidance for calculating the opening pool of windfall tax benefits as prescribed in SFAS 123R effective January, 1, 2006 instead of the alternative transition method as prescribed in FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payments Awards”.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees of the Company and its major subsidiaries. A committee of independent members of the Board of Directors administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, which is generally three years.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Restricted stock award activity for the year ended December 31, 2006 is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1	2,949	$53
Activity:
Granted	779	59
Vested	(538)	53
Forfeited	(74)	53

Restricted stock awards as of December 31	3,116	$55

As of December 31, 2006, there was $59.7 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $28.2, $28.3 and $41.6, respectively.

Stock Option Plans

The Company’s Stock Option Plans provide for the issuance of non-qualified stock options to officers and other employees that have a contractual term of six years and generally vest over three years. As of December 31, 2006, approximately 31,551,000 shares of common stock were available for future stock option grants.

A summary of stock option plan activity as of December 31, 2006 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options
Options outstanding, January 1	41,775	$52
Granted	4,331	61
Exercised	(7,413)	50
Forfeited or expired	(741)	57

Options outstanding, December 31	37,952	54	3	$430

Options exercisable, December 31	28,905	$53	3	$358

As of December 31, 2006, there was $41.3 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.3 years. The total value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $78.2, $34.2 and $48.6, respectively.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. As a result of adopting SFAS 123R, the benefits of tax deductions in excess of grant- date fair value of $10.4 were reported as a financing cash flow rather than as an operating cash flow in 2006.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Cash proceeds received from options exercised for the year ended December 31, 2006 and 2005 were $354.0 and $47.1, respectively. The total income tax benefit recognized was approximately $38.2, $14.4 and $10.3 for the years ended December 31, 2006, 2005 and 2004, respectively.

9.     Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The remaining balance of the long-term notes, which are guaranteed by the Company, is reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Preference Stock from the Company. The Preference Stock, which is convertible into eight shares of common stock, has a minimum redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loans. As of December 31, 2006, 1,452,030 shares were released and allocated to participant accounts and 1,974,707 shares were available for future allocation.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $14.1 in 2006, $11.9 in 2005 and $14.9 in 2004. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $17.9 in 2006, $21.7 in 2005 and $24.7 in 2004. The Company paid dividends on the shares held by the ESOP of $37.0 in 2006, $36.9 in 2005 and $34.4 in 2004. Company contributions to the ESOP were $14.1 in 2006, $11.9 in 2005 and $14.5 in 2004.

10.    Retirement Plans and Other Retiree Benefits

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires company plan sponsors to record the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of Accumulated other comprehensive income in shareholders’ equity. The provisions of SFAS 158 are effective for fiscal years ending

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

after December 15, 2006. Summarized information for the Company’s December 31, 2006 implementation of SFAS 158 for defined benefit and other retiree benefit plans are as follows:

	Balance, Pre-SFAS 158 & without AML adjustment	2006 AML adjustment	SFAS 158 adoption adjustment	Ending Balance
Amounts Recognized in Balance Sheet
Noncurrent assets	$388.0	$—	$(316.9)	$71.1
Current liabilities	—	—	(44.3)	(44.3)
Noncurrent liabilities	(739.2)	27.9	(257.1)	(968.4)
Accumulated other comprehensive income adjustment, net of tax*	116.1	(19.2)	380.7	477.6
Deferred tax assets	62.4	(8.7)	237.6	291.3

*	The SFAS 158 adoption adjustment of $380.7, net of tax includes a cumulative translation adjustment of $10.3.

Retirement Plans

The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, U.S. government and corporate obligations and investments in real estate funds. The asset allocation for the Company’s defined benefit plans at the end of 2006 and 2005 and the target allocation by asset category are as follows:

	United States			International
	Target	2006 Actual	2005 Actual	Target	2006 Actual	2005 Actual
Asset Category
Equity securities	63%	66%	63%	50%	52%	50%
Debt securities	33	30	33	45	43	43
Real estate and other	4	4	4	5	5	7

Total	100%	100%	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 8% of U.S. plan assets at December 31, 2006 and 7% of plan assets at December 31, 2005. Such plans purchased approximately 59,200 shares in 2006 using the proceeds from dividends on previously purchased Company stock. No shares were sold in 2006. Such plans sold approximately 9,500 shares in 2005. No shares were purchased in 2005. The plans received dividends on the Company’s common stock of approximately $2 in both 2006 and 2005.

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

investment strategies and the historical rates of return. The assumed rate of return for 2006 for the U.S. plans was 8%. Historical rates of return for the U.S. plans for the most recent 15-year period were 9%. Similar assessments were performed in determining rates of returns on international pension plan assets to arrive at the Company’s current weighted average rate of return of 6.9%.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP to reduce its obligation to provide these other retiree benefits and to offset its current service cost. Additionally, during 2006 and 2005 the Company made contributions of $7.6 and $5.6, respectively, to fund the payment of future postretirement medical benefits, the maximum permitted under U.S. tax regulations.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,462.4	$1,368.3	$658.8	$675.8	$413.0	$332.9
Service cost (income)	45.2	47.4	21.1	20.0	(1.9)	(3.6)
Interest cost	83.4	76.1	32.1	33.3	28.7	26.4
Participants’ contributions	2.3	2.6	3.1	3.6	—	—
Acquisitions/plan amendments	36.7	2.6	(2.3)	—	—	10.2
Actuarial loss (gain)	(36.7)	83.4	(7.1)	49.4	30.9	63.7
Foreign exchange impact	—	—	60.6	(62.5)	(0.9)	(0.8)
Termination benefits	100.9	11.4	0.2	—	6.5	1.4
Curtailments and settlements	—	(34.0)	(13.8)	(27.7)	—	(0.1)
Benefit payments	(112.2)	(95.4)	(32.3)	(33.1)	(16.3)	(17.1)

Benefit obligations at end of year	$1,582.0	$1,462.4	$720.4	$658.8	$460.0	$413.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,236.8	$1,148.2	$355.8	$360.0	$12.2	$5.5
Actual return on plan assets	153.2	92.4	25.1	41.8	2.8	1.1
Company contributions	113.6	123.0	36.4	41.6	23.9	22.7
Participants’ contributions	2.3	2.6	3.1	3.6	—	—
Foreign exchange impact	—	—	28.8	(33.0)	—	—
Settlements	—	(34.0)	(12.4)	(25.1)	—	—
Benefit payments	(112.2)	(95.4)	(32.3)	(33.1)	(16.3)	(17.1)

Fair value of plan assets at end of year	$1,393.7	$1,236.8	$404.5	$355.8	$22.6	$12.2

Funded Status
Funded status at end of year	$(188.3)	$(225.6)	$(315.9)	$(303.0)	$(437.4)	$(400.8)
Unrecognized net actuarial loss	—	470.8	—	150.8	—	198.8
Unrecognized transition/prior service costs	—	9.7	—	10.0	—	1.5

Net amount recognized	$(188.3)	$254.9	$(315.9)	$(142.2)	$(437.4)	$(200.5)

Amounts Recognized in Balance Sheet
Noncurrent assets	$65.6	$400.0	$5.5	$14.4	$—	$—
Current liabilities	(14.2)	—	(11.5)	—	(18.6)	—
Noncurrent liabilities	(239.7)	(224.7)	(309.9)	(245.2)	(418.8)	(200.5)
Accumulated other comprehensive income	—	79.6	—	88.6	—	—

Net amount recognized	$(188.3)	$254.9	$(315.9)	$(142.2)	$(437.4)	$(200.5)

Amounts recognized in accumulated other comprehensive income consist of
Actuarial loss	$355.4	$—	$145.5	$—	$216.4	$—
Transition/prior service cost	41.5	—	8.8	—	1.3	—
Additional minimum pension liability	—	79.6	—	88.6	—	—

	$396.9	$79.6	$154.3	$88.6	$217.7	$—

Accumulated benefit obligation	$1,502.0	$1,381.1	$625.2	$572.5	$—	$—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2006	2005	2006	2005	2006	2005
	United States		International
Weighted Average Assumptions Used to Determine Benefit Obligations

Discount rate	5.80%	5.50%	4.82%	4.83%	5.80%	5.50%
Long-term rate of return on plan assets	8.00%	8.00%	6.70%	6.92%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	3.41%	3.42%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2006	2005
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$1,045.4	$958.0
Fair value of plan assets	470.0	387.4

Accumulated benefit obligation	757.1	696.2
Fair value of plan assets	281.7	236.0

These amounts represent non-qualified U.S. plans and certain plans at foreign locations that are primarily unfunded.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease ratably from 10% in 2007 to 5% in 2012 and will remain at 5% for the years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% change in the assumed medical cost trend rate would have the following effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$80	$(65)
Annual expense	7	(6)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits						Other Retiree Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$45.2	$47.4	$43.8	$21.1	$20.0	$18.0	$11.9	$10.3	$8.7
Interest cost	83.4	76.1	75.7	32.1	33.3	31.5	28.7	26.4	22.7
Annual ESOP allocation	—	—	—	—	—	—	(13.8)	(13.9)	(13.0)
Expected return on plan assets	(98.9)	(90.0)	(83.4)	(25.0)	(23.7)	(21.3)	(1.3)	(0.8)	—
Amortization of transition & prior service costs (credits)	4.1	4.8	3.3	1.5	1.3	1.3	—	(0.4)	(1.0)
Amortization of actuarial loss	24.4	26.6	24.2	7.9	6.6	5.2	12.3	9.5	4.5

Net periodic benefit cost	$58.2	$64.9	$63.6	$37.6	$37.5	$34.7	$37.8	$31.1	$21.9

Other postretirement charges	101.7	25.6	—	1.1	12.6	—	6.5	10.7	—

Total pension cost	$159.9	$90.5	$63.6	$38.7	$50.1	$34.7	$44.3	$41.8	$21.9

Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.50%	5.75%	6.25%	4.83%	5.53%	6.03%	5.50%	5.75%	6.25%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.92%	7.50%	8.10%	8.00%	8.00%	—
Long-term rate of compensation increase	4.00%	4.00%	4.25%	3.42%	3.63%	3.79%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

Other postretirement charges amounted to $109.3 and $48.9 for the years ended December 31, 2006 and 2005, respectively. Charges in 2006 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $107.6. During 2006, the Company made voluntary contributions of $111.0 (including $85.0 related to restructuring) to its U.S. postretirement plans. Other 2006 charges required by SFAS No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88) amounted to $1.7, including $0.8 pertaining to a curtailment resulting from the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Charges in 2005 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $12.8. Additionally, other postretirement charges in 2005 included a non-cash charge of $9.2 associated with an international postretirement obligation and other 2005 charges required by SFAS 88 amounted to $26.9. Other SFAS 88 charges included the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants for $10.6 and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. for $14.2.

Termination benefits incurred pursuant to the 2004 Restructuring Program in 2006 and 2005 are reflected as a restructuring charge however the related accrual resides in pension and other retiree benefit liabilities at December 31, 2006 and 2005, respectively.

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Actuarial loss	$24.5	$11.5
Transition & prior service cost	$6.8	—

Expected Contributions & Benefit Payments

Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2007 is approximately $107, including approximately $18 for other retiree benefit plans. These estimated cash requirements include approximately $50 of projected contributions to the Company’s postretirement plans and approximately $57 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

Years Ended December 31,	Pension Benefits		Other Retiree Benefits
	United States	International
2007	$139.3	$34.5	$18.2
2008	113.7	35.1	21.3
2009	112.3	35.8	27.2
2010	113.2	51.4	27.2
2011	114.4	44.6	28.8
2012-2016	631.5	218.3	149.6

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2006	2005	2004
United States	$584.9	$893.2	$846.6
International	1,416.9	1,185.8	1,155.8

Total	$2,001.8	$2,079.0	$2,002.4

The provision for income taxes consists of the following for the three years ended December 31:

	2006	2005	2004
United States	$202.7	$333.2	$271.8
International	445.7	394.4	403.5

Total	$648.4	$727.6	$675.3

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2006	2005	2004
Intangible assets	$(42.8)	$(60.2)	$(46.9)
Property, plant and equipment	18.4	34.2	(9.8)
Pension and other retiree benefits	30.5	(19.8)	4.8
Stock-based compensation	28.7	2.7	—
Other, net	(2.5)	5.6	(8.4)

Total	$32.3	$(37.5)	$(60.3)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income Before Tax	2006	2005	2004
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.9	1.0
Effect of American Jobs Creation Act	—	2.0	—
Earnings taxed at other than United States statutory rate	(2.1)	(1.5)	(1.1)
Other, net	(1.3)	(1.4)	(1.2)

Effective tax rate	32.4%	35.0%	33.7%

The American Jobs Creation Act of 2004 (the AJCA), which was enacted in October 2004, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain qualifying dividends. The Company repatriated $780 in incremental foreign earnings in the second half of 2005 at a full year tax cost of approximately $40.9.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2006	2005
Deferred Taxes–Current:
Accrued liabilities	$55.3	$62.4
Stock-based compensation	16.5	12.8
Other, net	25.1	17.9

Total deferred taxes, current	96.9	93.1

Deferred Taxes–Long-term:
Intangible assets	(380.9)	(338.1)
Pension and other retiree benefits	223.5	(9.7)
Stock-based compensation	40.6	17.8
Property, plant and equipment	(233.4)	(257.8)
Tax loss and tax credit carryforwards	189.4	193.3
Other, net	(23.7)	(26.4)
Valuation allowance	(125.4)	(133.8)

Total deferred taxes, long-term	(309.9)	(554.7)

Net deferred taxes	$(213.0)	$(461.6)

The major component of the valuation allowance as of December 31, 2006 and 2005 relates to tax benefits in certain jurisdictions arising from net operating losses. On an ongoing basis, the Company reassesses the need for such valuation allowance based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Based on management’s current assessment, it is possible that the Company will be able to reduce its valuation allowance in the near-term as the realization of deferred tax assets becomes probable.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $1,600 of undistributed earnings of foreign subsidiaries at December 31, 2006. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $258.0 in 2006, $12.0 in 2005 and $27.1 in 2004 recorded directly through equity predominantly include tax benefits related to employee equity compensation plans. In addition, 2006 includes $237.6 related to the implementation of SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently finalizing its analysis of the impact on the Consolidated Financial Statements of adopting FIN 48 and believes that the impact, if any, will not be material.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

12.     Earnings Per Share

	For the Year Ended 2006			For the Year Ended 2005			For the Year Ended 2004
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,353.4			$1,351.4			$1,327.1
Preferred dividends	(28.7)			(28.2)			(25.9)

Basic EPS	1,324.7	515.2	$2.57	1,323.2	520.5	$2.54	1,301.2	530.9	$2.45

Stock options and restricted stock		6.1			3.8			3.9
Convertible preference stock	28.7	29.2		28.2	32.2		25.9	34.5

Diluted EPS	$1,353.4	550.5	$2.46	$1,351.4	556.5	$2.43	$1,327.1	569.3	$2.33

Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards.

13.     Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $117.0 in 2007, $104.1 in 2008, $87.7 in 2009, $66.7 in 2010, $51.2 in 2011 and $103.1 thereafter. Rental expense amounted to $142.6 in 2006, $130.6 in 2005 and $124.5 in 2004. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling $864.0.

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. The Company is a potentially responsible party to various environmental matters and as such may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the Company’s potential liability for these matters relates to a single superfund site associated with a prior acquisition. Substantially all of the Company’s potential liability that may arise in connection with this site has been acknowledged in writing as being covered by the Company’s insurance carriers which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, or ongoing results of operations and cash flows of the Company.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

2005, the Company and the IRS reached agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, results of operations or ongoing cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $18. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $590, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006 another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $175, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. The Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes based on the advice of outside counsel that these tax assessments are without merit, and that the Company will ultimately prevail in these matters.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $120. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $100. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities will open an investigation against the Company’s GABA subsidiary regarding distribution policies, retail pricing and parallel trade. At this time, no formal claim for a fine or penalty has been made in either matter. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters are still under review and may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

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

14.    Segment Information

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 and 2004 has been reclassified to conform to the new reporting structure.

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

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Corporate operations include restructuring and implementation related costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, unallocated overhead costs, and gains and losses on sales of non-core brands and assets. Segment information regarding Net sales, Operating profit, Capital expenditures, Depreciation and amortization and Identifiable assets is detailed below:

Net sales	2006	2005	2004
Oral, Personal and Home Care
North America(1)	$2,590.8	$2,509.8	$2,378.7
Latin America	3,019.5	2,623.8	2,266.0
Europe/South Pacific	2,952.3	2,845.9	2,759.4
Greater Asia/Africa	2,006.0	1,897.2	1,747.0

Total Oral, Personal and Home Care	10,568.6	9,876.7	9,151.1
Pet Nutrition(2)	1,669.1	1,520.2	1,433.1

Total Net sales	$12,237.7	$11,396.9	$10,584.2

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,211.2, $2,124.2 and $2,000.3 in 2006, 2005 and 2004, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $897.9, $818.1 and $781.0 in 2006, 2005 and 2004, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Operating profit	2006	2005	2004
Oral, Personal and Home Care
North America	$550.1	$545.7	$530.1
Latin America	872.9	698.0	627.7
Europe/South Pacific	681.2	619.8	611.5
Greater Asia/Africa	278.7	245.5	237.6

Total Oral, Personal and Home Care	2,382.9	2,109.0	2,006.9
Pet Nutrition	447.9	412.8	389.7
Corporate	(670.3)	(306.8)	(274.5)

Total Operating profit	$2,160.5	$2,215.0	$2,122.1

Capital expenditures	2006	2005	2004
Oral, Personal and Home Care
North America	$82.4	$39.3	$55.4
Latin America	108.9	104.1	75.4
Europe/South Pacific	129.9	63.1	71.5
Greater Asia/Africa	83.8	117.9	79.6

Total Oral, Personal and Home Care	405.0	324.4	281.9
Pet Nutrition	26.8	28.5	30.4
Corporate	44.6	36.3	35.8

Total Capital expenditures	$476.4	$389.2	$348.1

Depreciation and amortization	2006	2005	2004
Oral, Personal and Home Care
North America	$69.9	$71.2	$74.9
Latin America	73.4	67.1	58.8
Europe/South Pacific	69.9	76.6	82.4
Greater Asia/Africa	51.6	49.5	48.1

Total Oral, Personal and Home Care	264.8	264.4	264.2
Pet Nutrition	29.9	30.1	31.1
Corporate	34.0	34.8	32.5

Total Depreciation and amortization	$328.7	$329.3	$327.8

Identifiable assets	2006	2005	2004
Oral, Personal and Home Care
North America	$2,006.3	$1,918.0	$2,001.4
Latin America	2,343.7	2,084.3	1,825.1
Europe/South Pacific	2,484.4	2,120.3	2,575.6
Greater Asia/Africa	1,504.8	1,336.5	1,298.6

Total Oral, Personal and Home Care	8,339.2	7,459.1	7,700.7
Pet Nutrition	646.9	614.3	614.0
Corporate(3)	151.9	433.7	358.2

Total Identifiable assets(4)	$9,138.0	$8,507.1	$8,672.9

(3)	Corporate assets, which include benefit plan assets decreased as a result of the adoption of SFAS 158. SFAS

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

158 resulted in a decrease in Total assets with a corresponding decrease to Total liabilities and shareholders’ equity in the Consolidated Balance Sheet.
(4)

Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $5,719.6, $5,629.3 and $5,792.1 in 2006, 2005 and 2004, respectively.

15.    Supplemental Income Statement Information

Other (income) expense, net	2006	2005	2004
Minority interest	$57.5	$55.3	$47.9
Amortization of intangible assets	16.3	15.6	14.3
Equity (income)	(3.4)	(2.0)	(8.5)
Gains on sales of non-core product lines, net	(46.5)	(147.9)	(26.7)
2004 Restructuring Program	153.1	80.8	65.3
2003 restructuring activities	—	—	2.8
Pension and other retiree benefit	—	34.0	—
Investment losses (income)	(5.7)	19.7	(8.7)
Other, net	14.6	13.7	3.9

Total Other (income) expense, net	$185.9	$69.2	$90.3

Interest expense, net	2006	2005	2004
Interest incurred	$170.0	$145.0	$126.0
Interest capitalized	(3.4)	(2.5)	(2.3)
Interest income	(7.9)	(6.5)	(4.0)

Total Interest expense, net	$158.7	$136.0	$119.7

	2006	2005	2004
Research and development	$241.5	$238.5	$223.4
Advertising	$1,320.3	$1,193.6	$1,063.0

16.    Supplemental Balance Sheet Information

Inventories	2006	2005
Raw materials and supplies	$248.3	$208.1
Work-in-process	45.4	37.5
Finished goods	714.7	610.2

Total Inventories	$1,008.4	$855.8

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Inventories valued under LIFO amounted to $238.2 and $191.7 at December 31, 2006 and 2005, respectively. The excess of current cost over LIFO cost at the end of each year was $46.9 and $29.5, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2006, 2005 and 2004.

Property, plant and equipment, net	2006	2005
Land	$145.9	$134.5
Buildings	962.3	896.5
Manufacturing machinery and equipment	3,794.8	3,540.9
Other equipment	792.0	775.2

	5,695.0	5,347.1
Accumulated depreciation	(2,998.9)	(2,803.0)

Total Property, plant and equipment, net	$2,696.1	$2,544.1

Other accruals	2006	2005
Accrued advertising	$438.4	$344.9
Accrued payroll and employee benefits	322.5	305.6
Accrued taxes other than income taxes	49.2	72.3
Restructuring accrual	64.7	38.7
Pension and other retiree benefits	44.3	—
Accrued interest	19.1	17.5
Other	378.9	344.2

Total Other accruals	$1,317.1	$1,123.2

Other liabilities	2006	2005
Minority interest	$111.8	$103.3
Pension and other retiree benefits	968.4	670.4
Other	147.5	167.6

Total Other liabilities	$1,227.7	$941.3

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, the SFAS 158 and minimum pension liability adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges, and unrealized gains and losses from available-for-sale securities. As of December 31, 2006 and 2005, accumulated other comprehensive income primarily consisted of cumulative foreign currency translation adjustments. In addition, in 2006 accumulated other comprehensive income includes, $477.6 of unrecognized prior service costs, transition obligations and actuarial losses related to the implementation of SFAS 158.

Other comprehensive income in 2006 primarily reflects foreign currency translation gains largely due to the strengthening of the Brazilian real and the Swiss franc. The 2005 cumulative translation adjustment reflects a weakening Euro and its effect primarily on euro-denominated long-term debt, similar effects from a weakening Swiss franc, together with a strengthening Brazilian real and Mexican peso.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.    Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2006
Net sales	$2,870.6		$3,014.3		$3,143.7		$3,209.1
Gross profit	1,563.5		1,633.1		1,728.4		1,776.6
Net income	324.5	(1)	283.6	(2)	344.1	(3)	401.2	(4)
Earnings per common share:
Basic	0.62		0.54		0.65		0.77
Diluted	0.59	(1)	0.51	(2)	0.63	(3)	0.73	(4)

2005
Net sales	$2,743.0		$2,837.5		$2,911.8		$2,904.6
Gross profit	1,503.6		1,539.1		1,577.6		1,584.7
Net income	300.1	(5)	342.9	(6)	347.2	(7)	361.2	(8)
Earnings per common share:
Basic	0.56		0.64		0.66		0.68
Diluted	0.53	(5)	0.62	(6)	0.63	(7)	0.65	(8)

Note:	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(1)

Net income and diluted earnings per share for the first quarter of 2006 were reduced by a net aftertax charge of $58.9 and $0.11, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program and incremental stock-based compensation charges due to the adoption of SFAS 123R.

(2)

Net income and diluted earnings per share for the second quarter of 2006 were reduced by a net aftertax charge of $124.2 and $0.23, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program and incremental stock-based compensation charges due to the adoption of SFAS 123R.

(3)

Net income and diluted earnings per share for the third quarter of 2006 were reduced by a net aftertax charge of $77.4 and $0.14, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program and incremental stock-based compensation charges due to the adoption of SFAS 123R.

(4)

Net income and diluted earnings per share for the fourth quarter of 2006 were reduced by a net aftertax charge of $35.7 and $0.07, respectively, reflecting the net impact of a gain on the sale of the Company’s household bleach brand in Canada, charges related to the 2004 Restructuring Program and incremental stock-based compensation charges due to the adoption of SFAS 123R.

(5)

Net income and diluted earnings per share for the first quarter of 2005 were reduced by a net aftertax charge of $44.6 and $0.08 respectively, reflecting charges related to the 2004 Restructuring Program.

(6)

Net income and diluted earnings per share for the second quarter of 2005 were reduced by a net aftertax charge of $28.7 and $0.05, respectively, reflecting charges related to the 2004 Restructuring Program.

(7)

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

(8)

Net income and diluted earnings per share for the fourth quarter of 2005 were reduced by a net aftertax charge of $19.4 and $0.04, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program, a gain on the sale of the Company’s heavy-duty laundry detergent brands in Southeast Asia, income taxes for the incremental repatriation of foreign earnings related to the American Jobs Creation Act and a non-cash charge related to an international postretirement obligation.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Year Ended 12/31/06
Allowance for doubtful accounts & estimated returns	$41.7	$5.1	$0.2		$0.6	(1)	$46.4

Valuation allowance for deferred tax assets	$133.8	$8.7	$11.7	(2)	$28.8	(3)	$125.4

Year Ended 12/31/05
Allowance for doubtful accounts & estimated returns	$47.2	$4.5	$—		$10.0	(1)	$41.7

Valuation allowance for deferred tax assets	$118.8	$2.5	$14.9	(2)	$2.4	(3)	$133.8

Year Ended 12/31/04
Allowance for doubtful accounts & estimated returns	$43.6	$8.3	$0.9		$5.6	(1)	$47.2

Valuation allowance for deferred tax assets	$111.6	$—	$9.3	(2)	$2.1	(3)	$118.8

(1)	Uncollectible accounts written off.
(2)	Increase/(decrease) in allowance related to tax benefit on exchange losses/(gains) on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895 and the Company’s regular common stock dividend payments have increased for 44 consecutive years.

Market Price of Common Stock

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$58.28	$53.70	$55.20	$48.55
June 30	61.51	56.26	53.95	48.60
September 30	62.57	58.22	54.06	49.55
December 31	66.83	59.79	56.39	51.78
Year-end Closing Price	$65.24		$54.85

Dividends Paid Per Common Share

Quarter Ended	2006	2005
March 31	$0.29	$0.24
June 30	0.32	0.29
September 30	0.32	0.29
December 31	0.32	0.29

Total	$1.25	$1.11

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2006		2005		2004		2003	2002	2001	2000	1999	1998	1997
Continuing Operations
Net sales(2)	$12,237.7		$11,396.9		$10,584.2		$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8	$8,786.8
Results of operations:
Net income	1,353.4	(3)	1,351.4	(4)	1,327.1	(5)	1,421.3	1,288.3	1,146.6	1,063.8	937.3	848.6	740.4
Per share, basic	2.57	(3)	2.54	(4)	2.45	(5)	2.60	2.33	2.02	1.81	1.57	1.40	1.22
Per share, diluted	2.46	(3)	2.43	(4)	2.33	(5)	2.46	2.19	1.89	1.70	1.47	1.30	1.13
Depreciation and amortization expense	328.7		329.3		327.8		315.5	296.5	336.2	337.8	340.2	330.3	319.9

Financial Position
Current ratio	1.0		1.0		1.0		1.0	1.0	1.0	1.0	1.0	1.1	1.1
Property, plant and equipment, net	2,696.1		2,544.1		2,647.7		2,542.2	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2	2,441.0
Capital expenditures	476.4		389.2		348.1		302.1	343.7	340.2	366.6	372.8	389.6	478.5
Total assets	9,138.0		8,507.1		8,672.9		7,478.8	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2	7,538.7
Long-term debt	2,720.4		2,918.0		3,089.5		2,684.9	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6	2,340.3
Shareholders’ equity	1,410.9		1,350.1		1,245.4		887.1	350.3	846.4	1,468.1	1,833.7	2,085.6	2,178.6

Share and Other
Book value per common share	2.81		2.67		2.43		1.71	0.69	1.54	2.57	3.14	3.53	3.65
Cash dividends declared and paid per common share	1.25		1.11		0.96		0.90	0.72	0.675	0.63	0.59	0.55	0.53
Closing price	65.24		54.85		51.16		50.05	52.43	57.75	64.55	65.00	46.44	36.75
Number of common shares outstanding (in millions)	512.7		516.2		526.6		533.7	536.0	550.7	566.7	578.9	585.4	590.8
Number of common shareholders of record	33,400		35,000		36,500		37,700	38,800	40,900	42,300	44,600	45,800	46,800
Average number of employees	34,700		35,800		36,000		36,600	37,700	38,500	38,300	37,200	38,300	37,800

(1)	All share and per share amounts have been restated to reflect the 1999 and 1997 two-for-one stock splits.
(2)

Net sales amounts for 2001 and prior have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.

(3)

Net income and earnings per share in 2006 include a gain for the sale of the Company’s household bleach business in Canada of $38.2 aftertax. This gain was more than offset by $286.3 of aftertax charges associated with the 2004 Restructuring Program and $48.1 of aftertax charges related to the adoption of SFAS 123R.

(4)

Net income and earnings per share in 2005 include a gain for the sale of heavy-duty laundry detergent brands in North America and Southeast Asia of $93.5 aftertax. This gain was more than offset by $145.1 of aftertax charges associated with the 2004 Restructuring Program, $40.9 of income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and $22.7 aftertax of non-cash pension and other retiree benefit charges.

(5)	Net income and earnings per share in 2004 include a provision for the 2004 Restructuring Program of $48.0 aftertax.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2006

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644-2.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3-B to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644-2.)

4-B	a)	Indenture, dated as of November 15, 1992, between the Company and the Bank of New York as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)*

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Note Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644-2.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Appendix D to its 2004 Notice of Meeting and Proxy Statement.)

	b)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

	c)	Amendment, dated as of September 7, 2006 to the Colgate-Palmolive Company Executive Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644-2.)

	d)	Amendment, dated as of December 7, 2006 to the Colgate-Palmolive Company Executive Incentive Compensation Plan.**

10-B	a)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan. (Registrant hereby incorporates by reference Exhibit 10-E (Plan only) to its Annual Report on Form 10-K for the year ended December 31, 1984, File No. 1-644-2.)

	b)	Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-C (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644-2.)

10-D		Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644-2.)

Exhibit No.		Description

10-E	a)	Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Appendix A to its 2006 Notice of Meeting and Proxy Statement.)

	b)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors.**

10-F		Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-G		Colgate-Palmolive Company Above and Beyond Plan – Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644-2.)

10-H		Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporated by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-I		Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K (b) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-J	a)	Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644-2.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended.**

10-K		U.S. $1,500,000,000 Five Year Credit Agreement dated as of November 3, 2005 among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Citigroup Global Markets Inc. as Arranger. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-644.)

10-L		Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-M	a)	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644-2.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 1997 Stock Option Plan.**

Exhibit No.		Description

10-N		Description of the Colgate-Palmolive Company Supplemental Savings & Investment Plan. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-644.)

10-O		Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-P		Share Purchase Agreement by and among Colgate-Palmolive Company, as purchaser, and the Sellers party thereto regarding GABA Holding AG, dated December 18. 2003. (Registrant hereby incorporates by reference Exhibit 99.1 to its Current Report on Form 8-K dated June 16, 2004, File No. 1-644.)

10-Q		Form of Stock Incentive Agreement used in connection with grants to employees under the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-O to its Current Report on Form 8-K dated September 8, 2004, File No. 1-644.)

10-R		Form of Restricted Stock Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Exhibit 10-R to its Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-644.)

10-S	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to non-employee directors under the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644-2.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.**

10-T	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644-2.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan.**

Exhibit No.	Description

10-U	Consulting Agreement, dated as of July 27, 2005, between Colgate-Palmolive Company, Antares Star, Inc. and William S. Shanahan. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-644.)

10-V	Retirement Agreement, dated as of February 21, 2007, between Colgate-Palmolive Company and Javier G. Teruel.**

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.**

21	Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm.**

24	Powers of Attorney.**

31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
**	Filed herewith.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499