Form 10-Q
period 2007-03-31
COLGATE PALMOLIVE CO
filed 2007-04-26
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒                    Accelerated filer  ☐                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	511,491,626	March 31, 2007

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amount)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$3,213.9	$2,870.6
Cost of sales	1,401.7	1,307.1

Gross profit	1,812.2	1,563.5
Selling, general and administrative expenses	1,170.2	1,017.6
Other (income) expense, net	(9.1)	28.4

Operating profit	651.1	517.5
Interest expense, net	42.7	37.3

Income before income taxes	608.4	480.2
Provision for income taxes	121.8	155.7

Net income	$486.6	$324.5

Earnings per common share, basic	$0.94	$0.62

Earnings per common share, diluted	$0.89	$0.59

Dividends declared per common share*	$0.68	$0.61

* Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$474.4	$489.5
Receivables (net of allowances of $55.3 and $46.4, respectively)	1,589.7	1,523.2
Inventories	1,095.4	1,008.4
Other current assets	333.2	279.9

Total current assets	3,492.7	3,301.0
Property, plant and equipment:
Cost	5,672.7	5,695.0
Less: Accumulated depreciation	(2,957.7)	(2,998.9)

	2,715.0	2,696.1
Goodwill, net	2,099.5	2,081.8
Other intangible assets, net	820.7	831.1
Other assets	229.7	228.0

Total assets	$9,357.6	$9,138.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$160.2	$174.1
Current portion of long-term debt	787.9	776.7
Accounts payable	1,005.2	1,039.7
Accrued income taxes	303.9	161.5
Other accruals	1,561.7	1,317.1

Total current liabilities	3,818.9	3,469.1

Long-term debt	2,660.6	2,720.4
Deferred income taxes	193.0	309.9
Other liabilities	1,267.3	1,227.7

Shareholders’ Equity
Preference stock	210.3	222.7
Common stock	732.9	732.9
Additional paid-in capital	1,234.3	1,218.1
Retained earnings	9,775.0	9,643.7
Accumulated other comprehensive income	(2,040.8)	(2,081.2)

	9,911.7	9,736.2
Unearned compensation	(238.0)	(251.4)
Treasury stock, at cost	(8,255.9)	(8,073.9)

Total shareholders’ equity	1,417.8	1,410.9

Total liabilities and shareholders’ equity	$9,357.6	$9,138.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating Activities:
Net income	$486.6	$324.5
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	10.1	45.6
Depreciation and amortization	81.0	80.2
Gain before tax on sale of non-core product lines	(48.6)	—
Stock-based compensation expense	32.7	28.8
Deferred income taxes	(94.5)	(17.9)
Cash effects of changes in:
Receivables	(54.8)	(7.2)
Inventories	(80.8)	(85.3)
Accounts payable and other accruals	132.2	(21.3)
Other non-current assets and liabilities	24.0	35.1

Net cash provided by operations	487.9	382.5
Investing Activities:
Capital expenditures	(92.7)	(51.7)
Sale of non-core product lines	66.5	—
Other	6.7	(3.8)

Net cash used in investing activities	(19.5)	(55.5)
Financing Activities:
Principal payments on debt	(714.6)	(657.4)
Proceeds from issuance of debt	653.2	704.2
Dividends paid	(166.8)	(151.6)
Purchases of treasury shares	(339.6)	(214.6)
Proceeds from exercise of stock options and excess tax benefits	84.0	31.9

Net cash used in financing activities	(483.8)	(287.5)

Effect of exchange rate changes on Cash and cash equivalents	0.3	2.6

Net (decrease)/increase in Cash and cash equivalents	(15.1)	42.1
Cash and cash equivalents at beginning of period	489.5	340.7

Cash and cash equivalents at end of period	$474.4	$382.8

Supplemental Cash Flow Information:
Income taxes paid	$94.9	$160.4

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

Reference is made to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

4.	Inventories by major classes were as follows:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$240.0	$248.3
Work-in-process	48.6	45.4
Finished goods	806.8	714.7

Total Inventories	$1,095.4	$1,008.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

5.	Comprehensive Income

Comprehensive income is comprised of net earnings, gains and losses from currency translation and derivative instruments designated as cash flow hedges, and the adjustments to unrecognized pension and other retiree benefit costs related to the implementation of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132 (R)” (SFAS 158). Total comprehensive income for the three months ended March 31, 2007 and 2006 was $527.0 and $364.8, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

6.	Earnings Per Share

	Three Months Ended
	March 31, 2007			March 31, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$486.6			$324.5
Preferred dividends	(7.1)			(7.4)

Basic EPS	479.5	512.7	$0.94	317.1	515.2	$0.62

Stock options and restricted stock		8.0			4.1
Convertible preference stock	7.1	26.3		7.4	30.5

Diluted EPS	$486.6	547.0	$0.89	$324.5	549.8	$0.59

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.0 increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:

•

Unrecognized tax benefits were approximately $184 as of January 1, 2007 and approximately $196 as of March 31, 2007. If these unrecognized tax benefits were recognized, approximately $100 would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $23 as of January 1, 2007 and approximately $25 as of March 31, 2007.

•

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. Federal or State and Local income tax examination for the years prior to 1998. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On an ongoing basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. As a result of such a reassessment, and in light of positive operating results in Brazil, the realization of these deferred tax assets in Brazil is probable and as such, the Company reduced its tax loss carryforward valuation allowances in the first quarter of 2007 by $94.6.

8.	Acquisitions and Divestitures

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

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported sales, net income and earnings per share for the three month period ended March 31, 2006.

During the third quarter of 2006, the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95.

Divestitures

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company announced during 2006 its agreement to sell its Latin American and Canadian bleach brands for approximately $126 plus inventory at cost. The transaction includes the sale of the bleach brands Javex, Agua Jane and Nevex in Canada, Uruguay and Venezuela, respectively and the license of the Ajax brand for bleach during a transition period in Colombia, the Dominican Republic and Ecuador.

The transaction closed in Canada during the fourth quarter of 2006, with proceeds of $55.0 and a pretax gain of $46.5 ($38.2 aftertax) and was included in Other (income) expense, net in 2006. The transaction closed in the Latin American countries during the first quarter of 2007 with the exception of Colombia where the transaction is subject to regulatory approval. The proceeds from the Latin American sale in the first quarter of 2007 were $66.5, resulting in a pretax gain of $48.6 ($29.7 aftertax) included in Other (income) expense, net. These operations were not material to the Company’s annual Net sales, Net income and earnings per share.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

9.	Restructuring Activities

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. As part of this program the Company estimated that the cost of implementing the 2004 Restructuring Program, once all the projects are approved and implemented, will total between $750 and $900 ($550 and $650 aftertax). Savings were projected to be in the range of $325 and $400 ($250 and $300 aftertax) annually by 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $925 and $1,075 ($675 and $775 aftertax), with savings now projected to be in the range of $400 and $475 ($300 to $350 aftertax) annually by 2008.

Restructuring charges are reflected in the following income statement categories:

	Three Months Ended March 31,
	2007	2006

Cost of sales	$31.7	$52.1
Selling, general and administrative expense	11.1	5.0
Other (income) expense, net	3.1	8.7

Total 2004 Restructuring Program charges pretax	$45.9	$65.8

Total 2004 Restructuring Program charges aftertax	$29.9	$46.8

Restructuring charges in the preceding table are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

Charges for the three months ended March 31, 2007 relate to restructuring activities in North America (37%), Europe/South Pacific (30%), Latin America (7%), Greater Asia/Africa (5%) and Corporate (21%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $692.8 ($509.3 aftertax) in connection with the implementation of various projects.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

The following table summarizes the activity for the restructuring charges discussed above and related accrual:

	Three Months Ended March 31, 2007
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2006	$53.4	$—	$—	$11.3	$64.7
Charges/(credits)	15.4	10.5	(3.3)	23.3	45.9
Cash payments	(11.3)	—	—	(24.5)	(35.8)
Charges against assets	(4.1)	(10.5)	3.3	(0.7)	(12.0)
Other	(0.7)	—	—	—	(0.7)
Foreign exchange	0.2	—	—	—	0.2

Restructuring accrual at March 31, 2007	$52.9	$—	$—	$9.4	$62.3

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits incurred pursuant to the 2004 Restructuring Program include pension enhancements of $4.1 in the first quarter of 2007, and are reflected as Charges against assets within Termination Benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Service cost	$11.1	$13.3	$5.6	$5.7	$3.3	$3.1
Interest cost	22.0	19.6	8.2	8.5	8.1	7.2
Annual ESOP allocation	—	—	—	—	(3.6)	(3.7)
Expected return on plan assets	(26.4)	(23.8)	(6.4)	(6.6)	(0.5)	(0.3)
Amortization of transition & prior service costs (credits)	1.5	0.8	0.3	0.3	—	(0.1)
Amortization of actuarial loss	4.8	7.2	1.7	1.8	3.0	2.7

Net periodic benefit cost	$13.0	$17.1	$9.4	$9.7	$10.3	$8.9

11.	Contingencies

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2005, the Company and the IRS reached agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, ongoing results of operations or cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is approximately $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $19. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $590, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006 another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $175, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes based on the advice of outside counsel that these tax assessments are without merit, and that the Company will ultimately prevail in these matters.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $130. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

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

•

In March 2007, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1999 through 2001, which represent the remaining exposure. The tax authorities could appeal this decision to the next administrative level.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $53 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities opened an investigation against the Company’s GABA subsidiary regarding distribution policies, retail pricing and parallel trade. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. At this time, no formal claim for a fine or penalty has been made in any such matter. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

Hill’s Pet Nutrition, like most major North American pet food producers, was affected by the recent pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007, and took the precaution of conducting a voluntary recall of the small number of its products that may have been affected. The Company may incur certain additional costs in respect of this matter.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, unallocated overhead costs, gains and losses on sales of non-core brands and assets and, in 2007, the impact on Operating profit of a limited voluntary recall of Hill’s Pet Nutrition products. Net sales and Operating profit by segment were as follows:

	Three Months Ended March 31,
	2007	2006

Net sales
Oral, Personal and Home Care
North America	$662.4	$617.6
Latin America	790.3	692.7
Europe/South Pacific	781.6	691.7
Greater Asia/Africa	548.5	483.3

Total Oral, Personal and Home Care	2,782.8	2,485.3
Pet Nutrition	431.1	385.3

Total Net sales	$3,213.9	$2,870.6

Operating profit
Oral, Personal and Home Care
North America	$152.2	$132.3
Latin America	245.3	211.2
Europe/South Pacific	178.7	152.5
Greater Asia/Africa	81.4	65.4

Total Oral, Personal and Home Care	657.6	561.4
Pet Nutrition	115.6	103.8
Corporate	(122.1)	(147.7)

Total Operating profit	$651.1	$517.5

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Executive Overview

Colgate-Palmolive Company seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with products that make their lives healthier and more enjoyable.

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

The Oral, Personal and Home Care segment is operated through four reportable operating segments, North America, Latin America, Europe/South Pacific and Greater Asia/Africa, which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, the Company also competes on a worldwide basis selling its products principally through the veterinary profession and specialty pet retailers.

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

To achieve its financial objectives, the Company focuses the organization on initiatives to drive growth and to fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, in particular by deploying valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. Growth opportunities are enhanced in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Consistent with the Company’s strategy to prioritize higher-margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands. The transaction closed in Canada during the fourth quarter of 2006. In the Latin American countries, the transaction closed during the first quarter of 2007 with the exception of Colombia, where the transaction is subject to regulatory approval. Also consistent with this strategy, the Company divested its North American and Southeast Asian heavy-duty laundry detergent businesses in 2005.

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. As part of this program the Company estimated that the cost of implementing the 2004 Restructuring Program, once all the projects are approved and implemented, will total between $750 and $900 ($550 and $650 aftertax). Savings were projected to be in the range of $325 and $400 ($250 and $300 aftertax) annually by 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $925 and $1,075 ($675 and $775 aftertax), with savings now projected to be in the range of $400 and $475 ($300 to $350 aftertax) annually by 2008.

While the Company expects market conditions to remain highly competitive throughout 2007, the Company believes it is well positioned for continued growth. Over the long-term, the Company’s continued focus on its consumer products business and the strength of its global brand names, its broad international presence in both developed and developing markets, and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Worldwide sales were $3,213.9 in the first quarter of 2007, up 12.0% from 2006 driven by unit volume gains of 8.0%, net selling price increases of 1.0% and a positive foreign exchange impact of 3.0%. Excluding the 2007 and 2006 divestments of non-core product lines, sales increased 12.5% on volume growth of 8.5%.

Sales in the Oral, Personal and Home Care segment were $2,782.8 in the first quarter of 2007, up 12.0% from 2006 driven by volume growth of 8.5% and a positive foreign exchange impact of 3.5%. Excluding the 2007 and 2006 divestments, sales increased 12.5% on volume growth of 9.0%.

Net sales in North America increased 7.5% in the first quarter of 2007 to $662.4 driven by volume growth of 7.5%. The acquisition of Tom’s of Maine, effective May 1, 2006, contributed 1.5% to North America sales and unit volume growth in the first quarter of 2007. Excluding the 2006 divestment of the Canadian household bleach business, net sales increased 8.5% on volume gains of 8.5%. Successful new products contributing to growth included Colgate 360° Sensitive manual toothbrush, Softsoap brand Decorative Collection liquid hand soap, Irish Spring MoistureBlast bar soap, Softsoap brand Pure Cashmere moisturizing body wash and liquid hand soap, and Fabuloso multi-purpose spray cleaner. Operating profit in North America increased 15% in the first quarter of 2007 to $152.2 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net sales in Latin America increased 14.0% in the first quarter of 2007 to $790.3 as a result of 13.5% volume growth and 1.0% higher pricing, partially offset by a negative foreign exchange impact of 0.5%. Excluding the 2007 divestment of the household bleach business, net sales increased 14.5% on volume gains of 14.0%. Every market in the region contributed to the very strong volume gains, led by Mexico, Brazil, Venezuela, Central America, Colombia, Argentina, Chile, Dominican Republic and Ecuador. Products contributing to market share gains included Colgate Total, Colgate Max Fresh Citrus and Colgate Total Professional Clean toothpastes, Colgate 360° manual toothbrush, Palmolive Naturals Mint & Eucalyptus, Protex Deo 12 and Protex Propolis bar soaps, Lady Speed Stick Double Defense deodorant and Fabuloso liquid cleaner. Operating profit in Latin America increased 16% to $245.3 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales in Europe/South Pacific increased 13.0% in the first quarter of 2007 to $781.6 as a result of 4.5% volume growth and a 10.0% positive impact of foreign exchange, partially offset by a 1.5% reduction in net selling prices. Nearly every country in the region contributed to the volume gains led by France, Denmark, Germany, Greece, Italy, Spain, Poland, Romania, Australia and New Zealand. Successful new premium products driving market share gains include Colgate Time Control, Colgate Sensitive Multi Protection and Colgate Max Fresh toothpastes. Recent premium innovations contributing to gains in other categories include Palmolive Pure Cashmere and Palmolive BodYogurt body washes, Palmolive shower gel for men, Colgate Plax Gentle Care mouth rinse and Ajax Professional bucket dilutable cleaner. Operating profit in Europe/South Pacific increased 17% to $178.7 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales in Greater Asia/Africa increased 13.5% in the first quarter of 2007 to $548.5 on volume gains of 9.0%, an increase in net selling prices of 1.5% and a positive foreign exchange impact of 3.0%. Volume gains were achieved in nearly every country in the region led by Malaysia, Thailand, India, Russia, Turkey and South Africa. Successful new products driving the oral care growth include Colgate Max Fresh Green Tea, Colgate Sensitive Multi Protection and Colgate Total Propolis toothpastes and Colgate 360° and Colgate Twister Fresh manual toothbrushes. New products contributing to growth in other categories in the region include Palmolive Pure Cashmere shower cream and bar soap, Palmolive Naturals Silky Straight shampoo, Protex Icy Cool bar soap and Lady Speed Stick Aloe deodorant. Operating profit in Greater Asia/Africa increased 24% to $81.4 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales for Hill’s Pet Nutrition increased 12.0% in the first quarter of 2007 to $431.1 on unit volume gains of 5.0%, an increase in net selling prices of 4.5% and a positive foreign exchange impact of 2.5%. Strong sales of Science Diet Indoor Cat food drove growth in the U.S. specialty retail channel during the quarter. In the U.S. veterinary channel, Prescription Diet j/d Canine, the relaunch of Prescription Diet d/d Canine and Feline foods and Prescription Diet z/d all contributed to the growth. Internationally, growth was strong led by Russia, Denmark, South Africa, the United Kingdom, Italy, Mexico, and France. New pet food products contributing to the international growth include Prescription Diet j/d Canine, Prescription Diet Feline Chunks in Gravy pouches, Science Plan Canine Lamb & Rice and Science Plan Neutered Cat, a new veterinary exclusive product. Operating profit increased 11% to $115.6 in the first quarter of 2007 reflecting increased sales and gross profit, partially offset by higher advertising spending.

Like most major North American pet food producers, Hill’s Pet Nutrition was affected by the recent pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007. Hill’s Pet Nutrition took the precaution of voluntarily recalling two

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

feline products, its only products that may have contained the affected wheat gluten. These products accounted for 0.5% of Hill’s Pet Nutrition’s annual net sales. The related sales loss is not anticipated to have a significant impact on the Company’s 2007 annual net sales or operating profit. Hill’s Pet Nutrition’s Operating profit does not reflect the impact of the recall as these costs have been included in the Corporate segment.

Operating profit (loss) related to Corporate decreased to ($122.1) in the first quarter of 2007 from ($147.7) in 2006 as follows:

	Three Months Ended March 31,
	2007	2006
2004 Restructuring Program	$(45.9)	$(65.8)
Gain on sale of non-core product lines, net	48.6	—
Voluntary recall of certain Hill’s Pet Nutrition feline products	(13.6)	—
Other Corporate	(111.2)	(81.9)

Corporate Operating profit (loss)	$(122.1)	$(147.7)

Items contributing to the decrease in Corporate operating loss included the gain on sale of non-core product lines and the decrease in restructuring charges related to the Company’s 2004 Restructuring Program, partially offset by the $13.6 negative impact of the limited voluntary recall of certain Hill’s Pet Nutrition feline products and the timing of other costs incurred in the quarter.

Restructuring charges are reflected in the following income statement categories:

	Three Months Ended March 31,
	2007	2006
Cost of sales	$31.7	$52.1
Selling, general and administrative expense	11.1	5.0
Other (income) expense, net	3.1	8.7

Total 2004 Restructuring Program charges pretax	$45.9	$65.8

Total 2004 Restructuring Program charges aftertax	$29.9	$46.8

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 56.4% in the first quarter of 2007 from 54.5% in the first quarter of 2006. Gross profit margin benefited from the shift toward higher margin products, a continued focus on cost-savings programs, higher pricing and lower restructuring charges. Restructuring charges lowered the reported gross profit margin by 100 basis points (bps) and 180 bps in the first quarter of 2007 and 2006, respectively.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Selling, general and administrative expenses as a percentage of sales increased to 36.4% in the first quarter of 2007 from 35.4% in 2006. The 100 bps increase in the three months ended March 31, 2007 was driven primarily by increased advertising (approximately 80 bps) and charges related to the Company’s 2004 Restructuring Program (approximately 20 bps). In the first quarter of 2007 advertising increased 20% to $356.3 as compared with $297.1 in 2006.

Other (income) expense, net of ($9.1) in the first quarter of 2007 as compared with $28.4 in 2006 reflects a pretax gain of ($48.6) related to the 2007 sale of the Company’s household bleach business in Latin America. Additionally, Other (income) expense, net for the first quarter of 2007 includes $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and $3.1 and $8.7, respectively of charges related to the Company’s 2004 Restructuring Program in the first quarter of 2007 and 2006.

Operating profit increased 26% to $651.1 in the first quarter of 2007 from $517.5 in 2006 due to the improvement in worldwide gross profit margins, a $48.6 gain related to the sale of the Company’s household bleach business in Latin America and a $19.9 decrease in restructuring charges compared to the first quarter of 2006. These increases were partially offset by the $13.6 negative impact related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and increased Selling, general and administrative expenses, primarily within advertising. Excluding restructuring, the gain on sale of the household bleach business and the voluntary recall, Operating profit increased 13%.

Interest expense, net increased to $42.7 in the first quarter of 2007 as compared with $37.3 in 2006 due to higher average interest rates.

The quarterly provision for income taxes is determined based on the Company’s estimated annual effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s tax rate for the first quarter of 2007 and 2006 before discrete period items was 32.0%. The 2007 first quarter rate was impacted by the recognition in the current quarter of $73.9 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries, the sale of the household bleach business in Latin America (60 bps), the Hill’s Pet Nutrition voluntary recall (20 bps) and restructuring (20 bps) resulting in an effective tax rate of 20%. The 2006 first quarter rate was impacted by restructuring resulting in an effective tax rate of 32.4%.

The tax benefit derived from the charges related to 2004 Restructuring Program incurred in the first quarter of 2007 was at a rate of 34.9% as compared with 28.9% for the comparable period in 2006. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

Net income for the first quarter of 2007 increased to $486.6 from $324.5 in 2006, and earnings per common share on a diluted basis increased to $0.89 per share compared with $0.59 per share in the comparable prior period. Net income for the first quarter of 2007 included a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) which relates to the tax items noted above. Such benefits were partially offset by $29.9 ($0.05 per share) of charges related to the Company’s 2004 Restructuring Program and $8.2 ($0.02 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Net income for the first quarter of 2006 included $46.8 ($0.09 per share) of charges related to the Company’s 2004 Restructuring Program.

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

Liquidity and Capital Resources

Net cash provided by operations increased to $487.9 in the first quarter of 2007, compared with $382.5 in the comparable period of 2006. The increase is primarily related to improved profitability, a decrease in restructuring and working capital changes. The Company’s working capital changes were driven by higher levels of payables and accruals primarily due to the timing of tax payments, partially offset by higher accounts receivable and inventory balances. Higher balances in accounts receivables were due primarily to higher sales in the first quarter of 2007 and the increase in inventory was in anticipation of plant closings under the 2004 Restructuring Program. Overall, working capital decreased to 1.0% of sales for the first quarter of 2007 as compared with 1.5% of sales for the comparable quarter of 2006.

With the progression of the 2004 Restructuring Program, restructuring charges in the first quarter of 2007 decreased relative to the comparable period of 2006. Substantially all of the restructuring accrual at March 31, 2007 will be paid out before year end 2008. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flow.

Investing activities used $19.5 in the first three months of 2007, compared with $55.5 in the comparable period of 2006. Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities for the first quarter of 2007 include $66.5 of proceeds from the sale of the Company’s Latin American household bleach business in the first quarter of 2007. Capital spending increased in the first quarter of 2007 to $92.7 from $51.7 in the comparable period of 2006. Capital spending increased as a result of the 2004 Restructuring Program and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2007 are expected to increase to a rate of approximately 5% of Net sales.

Financing activities used $483.8 of cash during the first three months of 2007 compared with $287.5 in comparable period of 2006 as follows:

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Per Share Amounts)

	Three Months Ended March 31,
	2007	2006	Change
Purchases of treasury shares	$(339.6)	$(214.6)	$(125.0)
Proceeds from/(payments of) debt	(61.4)	46.8	(108.2)
Dividends paid	(166.8)	(151.6)	(15.2)
Proceeds from exercise of stock options and excess tax benefits	84.0	31.9	52.1

	$(483.8)	$(287.5)	$(196.3)

In the first quarter of 2006, the Board of Directors approved a stock repurchase program under which the Company was authorized to purchase 30 million common shares. In the first quarter of 2007, the Company increased the annualized common stock dividend by 13% to $1.44 per share and the annualized Series B Convertible Preference Stock dividend to $11.52 per share effective in the second quarter of 2007.

Commercial paper outstanding was $622.4 and $922.6 as of March 31, 2007 and 2006, respectively. The maximum commercial paper outstanding was approximately $1,300 for both the three months ended March 31, 2007 and 2006. At March 31, 2007, $645.1 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2011.

The ESOP notes guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

This quarterly report on Form 10-Q may contain forward-looking statements. Actual events or results may differ materially from those statements. For information about factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls on Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 (the Evaluation). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2007:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 through 31, 2007	545,094	$66.42	515,000	17,756,591
February 1 through 28, 2007	2,131,621	$67.82	1,815,000	15,941,591
March 1 through 31, 2007	2,219,272	$66.48	1,925,000	14,016,591

Total	4,895,987		4,255,000

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 640,987 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 5.	Other Information

In line with the Company’s previously announced succession plan, on April 24, 2007, Reuben Mark, Chairman and Chief Executive Officer of the Company, delivered to the Board of Directors notice that he will retire as Chief Executive Officer of the Company on July 1, 2007. At the Board’s request, Mr. Mark will remain as Chairman of the Company’s Board of Directors for a period of up to 18 months after that date. The Board stated that it is their intention to elect Ian Cook, currently President and Chief Operating Officer, to become Chief Executive Officer effective upon Mr. Mark’s retirement as CEO. Mr. Mark has served as CEO since 1984.

As Chairman of the Board after his retirement, Mr. Mark will receive compensation identical to the other directors of the Company, as described in the Proxy Statement for the 2007 Annual Meeting of Stockholders filed with the SEC on March 30, 2007, and will also be eligible for a bonus of up to $3,000,000 at the discretion of the Board at the end of his service as Chairman of the Board based on successful and complete transition to new leadership at the Company.

Item 6.	Exhibits

	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

	Exhibit 31-A	Certificate of the Chairman and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	Exhibit 31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Exhibit 32	Certificate of the Chairman and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 26, 2007	/s/ REUBEN MARK
Reuben Mark
Chairman and Chief Executive Officer

Principal Financial Officer:

April 26, 2007	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

April 26, 2007	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and Corporate Controller