Form 10-Q
period 2007-06-30
COLGATE PALMOLIVE CO
filed 2007-07-26
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	509,945,925	June 30, 2007

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$3,405.4	$3,014.3	$6,619.3	$5,884.9
Cost of sales	1,497.0	1,381.2	2,898.7	2,688.3

Gross profit	1,908.4	1,633.1	3,720.6	3,196.6
Selling, general and administrative expenses	1,223.7	1,052.3	2,393.9	2,069.9
Other (income) expense, net	27.1	119.9	18.0	148.3

Operating profit	657.6	460.9	1,308.7	978.4
Interest expense, net	40.4	41.3	83.1	78.6

Income before income taxes	617.2	419.6	1,225.6	899.8
Provision for income taxes	201.4	136.0	323.2	291.7

Net income	$415.8	$283.6	$902.4	$608.1

Earnings per common share, basic	$0.80	$0.54	$1.74	$1.15

Earnings per common share, diluted	$0.76	$0.51	$1.65	$1.10

Dividends declared per common share*	$—	$—	$0.68	$0.61

*	Two dividends were declared in the first quarter of 2007 and 2006.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$546.9	$489.5
Receivables (net of allowances of $59.3 and $46.4, respectively)	1,666.5	1,523.2
Inventories	1,135.4	1,008.4
Other current assets	355.1	279.9

Total current assets	3,703.9	3,301.0
Property, plant and equipment:
Cost	5,822.3	5,695.0
Less: Accumulated depreciation	(3,047.5)	(2,998.9)

	2,774.8	2,696.1

Goodwill, net	2,141.6	2,081.8
Other intangible assets, net	813.1	831.1
Other assets	247.2	228.0

Total assets	$9,680.6	$9,138.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$157.9	$174.1
Current portion of long-term debt	609.9	776.7
Accounts payable	993.4	1,039.7
Accrued income taxes	247.0	161.5
Other accruals	1,447.5	1,317.1

Total current liabilities	3,455.7	3,469.1

Long-term debt	2,973.1	2,720.4
Deferred income taxes	238.9	309.9
Other liabilities	1,241.6	1,227.7

Shareholders’ Equity
Preference stock	206.6	222.7
Common stock	732.9	732.9
Additional paid-in capital	1,272.1	1,218.1
Retained earnings	10,177.9	9,643.7
Accumulated other comprehensive income	(1,954.3)	(2,081.2)

	10,435.2	9,736.2
Unearned compensation	(234.3)	(251.4)
Treasury stock, at cost	(8,429.6)	(8,073.9)

Total shareholders’ equity	1,771.3	1,410.9

Total liabilities and shareholders’ equity	$9,680.6	$9,138.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$902.4	$608.1
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(7.7)	153.4
Depreciation and amortization	161.1	162.4
Gain before tax on sale of non-core product lines	(48.6)	—
Stock-based compensation expense	52.3	51.0
Deferred income taxes	(79.6)	(37.5)
Cash effects of changes in:
Receivables	(105.5)	(58.3)
Inventories	(101.5)	(116.7)
Accounts payable and other accruals	151.5	(92.9)
Other non-current assets and liabilities	(25.4)	26.4

Net cash provided by operations	899.0	695.9

Investing Activities
Capital expenditures	(199.6)	(136.7)
Sale of non-core product lines	66.3	—
Payment for acquisitions, net of cash acquired	—	(104.2)
Other	2.1	(11.1)

Net cash used in investing activities	(131.2)	(252.0)

Financing Activities
Principal payments on debt	(1,356.7)	(932.3)
Proceeds from issuance of debt	1,421.1	1,044.3
Dividends paid	(364.2)	(329.9)
Purchases of treasury shares	(602.2)	(335.7)
Proceeds from exercise of stock options and excess tax benefits	185.2	200.0

Net cash used in financing activities	(716.8)	(353.6)

Effect of exchange rate changes on Cash and cash equivalents	6.4	(0.6)

Net increase in Cash and cash equivalents	57.4	89.7
Cash and cash equivalents at beginning of period	489.5	340.7

Cash and cash equivalents at end of period	$546.9	$430.4

Supplemental Cash Flow Information
Income taxes paid	$312.0	$392.1

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for the interim periods may not be representative of results to be expected for a full year.

Reference is made to the Annual Report on Form 10-K of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) filed with the Securities and Exchange Commission for the year ended December 31, 2006 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 and does not expect that it will have a material impact on the Company’s financial position or results of operations.

4.	Inventories

Inventories by major class are as follows:

	June 30, 2007	December 31, 2006
Raw materials and supplies	$267.9	$248.3
Work-in-process	51.3	45.4
Finished goods	816.2	714.7

Total Inventories	$1,135.4	$1,008.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

5.	Comprehensive Income

Comprehensive income is comprised of net earnings, gains and losses from currency translation, gains and losses from derivative instruments designated as cash flow hedges and the adjustments to unrecognized pension and other retiree benefit costs related to the implementation of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132 (R)” (SFAS 158). Total comprehensive income for the three months ended June 30, 2007 and 2006 was $502.3 and $256.0, respectively. Total comprehensive income for the six months ended June 30, 2007 and 2006 was $1,029.3 and $620.8, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

6.	Earnings Per Share

	Three Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$415.8			$283.6
Preferred dividends	(6.8)			(7.1)

Basic EPS	409.0	511.0	$0.80	276.5	515.8	$0.54

Stock options and restricted stock		7.7			5.9
Convertible preference stock	6.8	25.5		7.1	29.7

Diluted EPS	$415.8	544.2	$0.76	$283.6	551.4	$0.51

	Six Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$902.4			$608.1
Preferred dividends	(13.9)			(14.5)

Basic EPS	888.5	511.8	$1.74	593.6	515.5	$1.15

Stock options and restricted stock		7.8			5.2
Convertible preference stock	13.9	25.9		14.5	30.1

Diluted EPS	$902.4	545.5	$1.65	$608.1	550.8	$1.10

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.0 increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, the following information required by FIN 48 is provided:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

•

Unrecognized tax benefits were approximately $184 as of January 1, 2007 and approximately $198 as of June 30, 2007. If all of these unrecognized tax benefits were recognized, approximately $100 would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $23 as of January 1, 2007 and approximately $27 as of June 30, 2007.

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

Acquisitions

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Tom’s of Maine gives Colgate the opportunity to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste and deodorants are market leaders.

The cost to acquire Tom’s of Maine has been allocated to the assets acquired and the liabilities assumed at the date of acquisition based on fair values as determined using an independent valuation. The June 30, 2007 Condensed Consolidated Balance Sheet reflects the final purchase price allocation of the acquisition.

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported Net sales, Net income or earnings per share for the three and six months ended June 30, 2006.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Divestitures

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company announced during 2006 its agreement to sell its Latin American and Canadian bleach brands for approximately $126 plus inventory at cost. The transaction included the sale of the bleach brands Javex, Agua Jane and Nevex in Canada, Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in Colombia, the Dominican Republic and Ecuador.

The transaction closed in Canada during the fourth quarter of 2006, with proceeds of $55.0 and a pretax gain of $46.5 ($38.2 aftertax) and was included in Other (income) expense, net in 2006. The transaction closed in the Latin American countries during the first quarter of 2007, with the exception of Colombia, where the transaction remains subject to regulatory approval. The proceeds from the Latin American sale in the first quarter of 2007 were $66.5, resulting in a pretax gain of $48.6 ($29.7 aftertax) included in Other (income) expense, net. These operations were not material to the Company’s annual Net sales, Net income and earnings per share.

9.	Restructuring Activities

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $925 and $1,075 ($675 and $775 aftertax).

Restructuring and related implementation charges are reflected in the following income statement categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$34.7	$57.7	$66.4	$109.8
Selling, general and administrative expenses	10.0	14.1	21.1	19.1
Other (income) expense, net	10.7	96.1	13.8	104.8

Total 2004 Restructuring Program charges, pretax	$55.4	$167.9	$101.3	$233.7

Total 2004 Restructuring Program charges, aftertax	$41.7	$115.9	$71.6	$162.7

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these decisions are corporate-driven and are not included in internal measures of segment operating performance.

Charges for the three months ended June 30, 2007 relate to restructuring activities in North America (40%), Europe/South Pacific (34%), Latin America (2%), Greater Asia/Africa (4%), Hills (1%) and Corporate (19%). Charges for the six months ended June 30, 2007 relate to restructuring activities in North America (39%), Europe/South Pacific (32%), Latin America (4%), Greater Asia/Africa (4%), Hills (1%) and Corporate (20%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total charges of $748.2 ($551.0 aftertax) in connection with the implementation of various projects.

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; and exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico and Kansas City, Kansas.

The following table summarizes the activity for the restructuring charges discussed above and the related accrual:

	Three Months Ended June 30, 2007
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at March 31, 2007	$52.9	$—	$—	$9.4	$62.3
Charges/(credits)	16.6	12.8	1.9	24.1	55.4
Cash payments	(11.7)	—	—	(27.0)	(38.7)
Charges against assets	(3.9)	(12.8)	(1.9)	(0.8)	(19.4)
Other	(0.6)	—	—	—	(0.6)
Foreign exchange	1.0	—	—	0.1	1.1

Restructuring accrual at June 30, 2007	$54.3	$—	$—	$5.8	$60.1

	Six Months Ended June 30, 2007
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2006	$53.4	$—	$—	$11.3	$64.7
Charges/(credits)	32.0	23.3	(1.4)	47.4	101.3
Cash payments	(23.0)	—	—	(51.5)	(74.5)
Charges against assets	(8.0)	(23.3)	1.4	(1.5)	(31.4)
Other	(1.3)	—	—	—	(1.3)
Foreign exchange	1.2	—	—	0.1	1.3

Restructuring accrual at June 30, 2007	$54.3	$—	$—	$5.8	$60.1

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Termination benefits are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits incurred pursuant to the 2004 Restructuring Program include pension enhancements of $3.9 and $8.0 in the three and six months ended June 30, 2007, respectively, and are reflected as Charges against assets within Termination Benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. During the three months ended June 30, 2007, the Company made a $34.5 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized.

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	Pension Benefit				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Service cost	$12.3	$13.4	$5.8	$6.0	$3.2	$3.2
Interest cost	23.1	19.6	9.5	8.3	8.2	7.3
Annual ESOP allocation	—	—	—	—	(3.5)	(3.6)
Expected return on plan assets	(28.2)	(23.9)	(7.3)	(6.1)	(0.5)	(0.2)
Amortization of transition & prior service costs (credits)	1.5	0.8	0.2	0.3	(0.1)	(0.1)
Amortization of actuarial loss	4.3	7.1	1.9	1.8	3.0	2.7

Net periodic benefit cost	$13.0	$17.0	$10.1	$10.3	$10.3	$9.3

	Six Months Ended June 30,
	Pension Benefit				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Service cost	$23.4	$26.7	$11.4	$11.7	$6.5	$6.3
Interest cost	45.1	39.2	17.7	16.8	16.3	14.5
Annual ESOP allocation	—	—	—	—	(7.1)	(7.3)
Expected return on plan assets	(54.6)	(47.7)	(13.7)	(12.7)	(1.0)	(0.5)
Amortization of transition & prior service costs (credits)	3.0	1.6	0.5	0.6	(0.1)	(0.2)
Amortization of actuarial loss	9.1	14.3	3.6	3.6	6.0	5.4

Net periodic benefit cost	$26.0	$34.1	$19.5	$20.0	$20.6	$18.2

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

For the six months ended June 30, 2007 and 2006 the Company made voluntary contributions of $45.0 and $56.0, respectively (including $34.5 and $35.0, respectively, related to restructuring, refer to Note 9, “Restructuring Activities”), to its U.S. postretirement plans.

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

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2005, the Company and the IRS reached an agreement with respect to the compensation tax deduction for 1996 through 1998, and the amount of additional tax involved did not have a material impact on the financial position, ongoing results of operations or cash flows of the Company. For the remaining years under audit, 1999 through 2003, the tax in connection with the challenged deductions is approximately $62. Estimated incremental tax payments related to the potential disallowances for subsequent periods could be an additional $19. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $605, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006 another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $185, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

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

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $135. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $111. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

(Dollars in Millions Except Share and Per Share Amounts)

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $58 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent sale during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities opened an investigation against the Company’s GABA subsidiary regarding distribution policies, retail pricing and parallel trade. Governmental investigations or proceedings relating to competition law involving the Company have also been commenced in Romania and Germany. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. At this time, no formal claim for a fine or penalty has been made in any such matter. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Hill’s Pet Nutrition, like most major North American pet food producers, was affected by the pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007, and took the precaution of conducting a voluntary recall of the small number of its products that may have been affected in the first quarter of 2007. Since the recalls, the Company has learned of three lawsuits naming Hill’s, among many others, as a defendant.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

12.	Segment Information

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, unallocated overhead costs, gains and losses on sales of non-core brands and assets and, for the six months ended June 30, 2007, the impact on Operating profit of a limited voluntary recall of Hill’s Pet Nutrition products. Net sales and Operating profit by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales
Oral, Personal and Home Care
North America	$671.5	$647.4	$1,333.9	$1,265.0
Latin America	860.9	741.1	1,651.2	1,433.8
Europe/South Pacific	844.9	721.2	1,626.5	1,412.9
Greater Asia/Africa	570.3	493.8	1,118.8	977.1

Total Oral, Personal and Home Care	2,947.6	2,603.5	5,730.4	5,088.8
Pet Nutrition	457.8	410.8	888.9	796.1

Total Net sales	$3,405.4	$3,014.3	$6,619.3	$5,884.9

Operating profit
Oral, Personal and Home Care
North America	$161.6	$142.9	$313.8	$275.2
Latin America	246.9	219.9	492.2	431.1
Europe/South Pacific	187.1	163.1	365.8	315.6
Greater Asia/Africa	87.0	68.0	168.4	133.4

Total Oral, Personal and Home Care	682.6	593.9	1,340.2	1,155.3
Pet Nutrition	122.0	107.9	237.6	211.7
Corporate	(147.0)	(240.9)	(269.1)	(388.6)

Total Operating profit	$657.6	$460.9	$1,308.7	$978.4

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Consistent with the Company’s strategy to prioritize higher-margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands. The transaction closed in Canada during the fourth quarter of 2006. In the Latin American countries, the transaction closed during the first quarter of 2007 with the exception of Colombia, where the transaction remains subject to regulatory approval.

The Company purchased Tom’s of Maine, Inc. in the second quarter of 2006. This acquisition allowed the Company to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste and deodorants are market leaders.

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

Results of Operations

Worldwide sales were $3,405.4 in the second quarter of 2007, up 13.0% from 2006 driven by unit volume gains of 8.0%, a positive foreign exchange impact of 4.5% and net selling price increases of 0.5%. Excluding the 2007 and 2006 divestments of non-core product lines, sales increased 13.5% on volume growth of 8.5%.

Sales in the Oral, Personal and Home Care segment were $2,947.6 in the second quarter of 2007, up 13.0% from 2006 driven by volume growth of 8.0% and a positive foreign exchange impact of 5.0%. Excluding the 2007 and 2006 divestments, sales increased 14.0% on volume growth of 9.0%.

Net sales in North America increased 3.5% in the second quarter of 2007 to $671.5 driven by volume growth of 3.0% and net selling price increases of 0.5%. Excluding the 2006 divestment of the Canadian household bleach business, Net sales increased 5.0% on volume gains of 4.5%. Successful new products contributing to the growth included Colgate Total Advanced Clean and Colgate Max Fresh BURST toothpastes, Irish Spring body wash for men, Softsoap brand Nutra-Oil moisturizing body wash, Mennen Speed Stick Gametime deodorant and Palmolive Scrub Buster with Micro Beads dish liquid. Operating profit in North America increased 13% in the second quarter of 2007 to $161.6 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales in Latin America increased 16.0% in the second quarter of 2007 to $860.9 as a result of 10.5% volume growth, a positive foreign exchange impact of 4.5% and net selling price increases of 1.0%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Excluding the 2007 divestment of the household bleach business, Net sales increased 18.0% on volume growth of 12.5%. Every market in the region contributed to the very strong volume gains, led by Mexico, Brazil, Venezuela, Central America, Dominican Republic, Colombia, Argentina, Chile, Peru and Ecuador. Products contributing to the growth included Colgate Total Professional Clean, Colgate Max Fresh Citrus and Colgate Max White toothpastes, Colgate 360° manual toothbrush, Plax Alcohol Free and Plax Ice mouthwashes, Palmolive Naturals Mint & Eucalyptus, Palmolive Nutri-Milk, Protex Deo 12 and Protex Propolis bar soaps, Lady Speed Stick Double Defense deodorant, Palmolive Caprice shampoo and Palmolive Nutri-Milk shower gel. Operating profit in Latin America increased 12% to $246.9 reflecting increased sales, partially offset by significantly higher advertising spending and increased freight and warehousing costs.

Net sales in Europe/South Pacific increased 17.0% in the second quarter of 2007 to $844.9 as a result of 9.5% volume growth and a 9.0% positive impact of foreign exchange, partially offset by a 1.5% reduction in net selling prices. Volume gains were strong throughout the region led by the GABA business, France, the United Kingdom, the Nordic region, Germany, Greece, Spain, Belgium, Holland, Poland, Adria, Romania, Australia and New Zealand. Successful premium products driving the growth included Colgate Total, Colgate Time Control, Colgate Sensitive Multi Protection and Colgate Max Fresh toothpastes. Recent premium innovations contributing to gains in other product categories included Palmolive Pure Cashmere and Palmolive BodYogurt body washes, Colgate Plax Gentle Care mouth rinse, and Ajax Professional bucket dilutable and Ajax Professional glass cleaners. Operating profit in Europe/South Pacific increased 15% to $187.1 reflecting increased sales and gross profit margins, partially offset by higher advertising spending and increased freight and warehousing costs.

Net sales in Greater Asia/Africa increased 15.5% in the second quarter of 2007 to $570.3 on volume gains of 9.0%, a positive foreign exchange impact of 5.5% and net selling price increases of 1.0%. Volume gains were achieved in the region led by Thailand, India, Philippines, Vietnam, Russia, Turkey and South Africa. Successful new products driving the oral care growth included Colgate Herbal Seabuckthorn, Colgate Max Fresh Citrus Blast and Colgate Max White toothpastes and Colgate 360° and Colgate Twister Fresh manual toothbrushes. New products contributing to growth in other categories in the region include Palmolive Thermal Spa Seabuckthorn shower gel, bar soap and liquid hand soap, Palmolive Pure Cashmere shower cream and bar soap, Protex Icy Cool bar soap and Lady Speed Stick Invisible Dry deodorant. Operating profit in Greater Asia/Africa increased 28% to $87.0 reflecting increased sales and gross profit margins, partially offset by higher advertising spending.

Net sales for Hill’s Pet Nutrition increased 11.5% in the second quarter of 2007 to $457.8 on unit volume gains of 4.5%, an increase in net selling prices of 5.5% and a positive foreign exchange impact of 1.5%. Strong performers included Science Diet Canine Small Bites and Science Diet Canine Lamb & Rice Small Bites. Science Diet Indoor Cat and Science Diet Light were strong performers in feline products. In the U.S. veterinary channel, the relaunch of Prescription Diet c/d Multicare Feline and Prescription Diet r/d and w/d Feline and Canine contributed to growth. Internationally, growth was strong led by the Nordic region, Russia, South Africa, the United Kingdom, Italy, the Benelux countries, Spain, Portugal and France. New pet food products contributing to the international growth include Prescription Diet Feline Chunks in Gravy pouches, Prescription Diet c/d Feline in new chicken and seafood flavors, Science Plan Feline Chunks in Gravy pouches and Science Plan Neutered Cat, a new veterinary exclusive product. Operating profit increased 13% to $122.0 in the second quarter of 2007 reflecting increased sales, partially offset by higher costs for certain commodities.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide sales were $6,619.3 in the first half of 2007, up 12.5% from 2006 driven by unit volume gains of 8.0%, a positive foreign exchange impact of 4.0% and net selling price increases of 0.5%. Excluding the 2007 and 2006 divestments of non-core product lines, sales increased 13.0% on volume growth of 8.5%.

Sales in the Oral, Personal and Home Care segment were $5,730.4 in the first half of 2007, up 12.5% from 2006 driven by volume growth of 8.5% and a positive foreign exchange impact of 4.0%. Excluding the 2007 and 2006 divestments, sales increased 13.5% on volume growth of 9.5%. Within this segment, North America sales increased 5.5% driven entirely by volume growth (6.5% excluding the impact of divestments), Latin America sales increased 15.0% on volume growth of 12.0% (16.0% on volume growth of 13.0% excluding the impact of divestments), and Europe/South Pacific sales increased 15.0% on volume growth of 7.0% and Greater Asia/Africa sales increased 14.5% on volume growth of 9.0%, with the remainder of the increase in each region due primarily to positive foreign exchange.

Net sales for Hill’s Pet Nutrition increased 11.5% in the first half of 2007 to $888.9 on unit volume gains of 5.0%, an increase in net selling prices of 5.0% and a positive foreign exchange impact of 1.5%. Like most major North American pet food producers, Hill’s Pet Nutrition was affected by the pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007 and took the precaution of conducting a voluntary recall of the small number of its products that may have been affected in the first quarter of 2007. These products accounted for 0.5% of Hill’s Pet Nutrition’s annual Net sales. The related sales loss is not anticipated to have a significant impact on the Company’s 2007 annual Net sales or Operating profit. Hill’s Pet Nutrition’s Operating profit for the first half of 2007 does not reflect the impact of the recall as these costs have been included in the Corporate segment.

Operating profit (loss) related to Corporate decreased to ($147.0) in the second quarter of 2007 from ($240.9) in 2006 and decreased to ($269.1) in the first half of 2007 from ($388.6) in 2006. Contributing to such decreases are lower restructuring charges relating to the voluntary early retirement program applicable to certain U.S. employees, which was implemented in the second quarter of 2006. The second quarter and first half of 2007 were also impacted by higher research and development costs and a shift in costs to the Corporate segment due to the Company’s supply chain globalization initiatives as previously announced under the Company’s 2004 Restructuring Program. Additionally, the first half of 2007 included the gain on sale of non-core product lines, partially offset by the $13.6 negative impact of the limited voluntary recall of certain Hill’s Pet Nutrition feline products. The changes are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
2004 Restructuring Program	$(55.4)	$(167.9)	$(101.3)	$(233.7)
Gain on sale of non-core product lines, net	—	—	48.6	—
Voluntary recall of certain Hill’s Pet Nutrition feline products	—	—	(13.6)	—
Other Corporate	(91.6)	(73.0)	(202.8)	(154.9)

Corporate Operating profit (loss)	$(147.0)	$(240.9)	$(269.1)	$(388.6)

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Restructuring and related implementation charges are reflected in the following income statement categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$34.7	$57.7	$66.4	$109.8
Selling, general and administrative expenses	10.0	14.1	21.1	19.1
Other (income) expense, net	10.7	96.1	13.8	104.8

Total 2004 Restructuring Program charges, pretax	$55.4	$167.9	$101.3	$233.7

Total 2004 Restructuring Program charges, aftertax	$41.7	$115.9	$71.6	$162.7

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring Activities,” of the Notes to the Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 56.0% in the second quarter of 2007 from 54.2% in the second quarter of 2006 and increased to 56.2% in the first half of 2007 from 54.3% in the first half of 2006. In both periods presented, gross profit margin benefited from a continued focus on cost-savings programs, lower restructuring charges, the shift toward higher margin products and higher pricing. Restructuring charges lowered the reported gross profit margin by 110 basis points (bps) and 190 bps in the second quarter of 2007 and 2006, respectively, and lowered the reported gross profit margin by 100 bps and 190 bps in the first half of 2007 and 2006, respectively.

Selling, general and administrative expenses as a percentage of sales increased to 35.9% in the second quarter of 2007 from 34.9% in 2006 and increased to 36.2% in the first half of 2007 from 35.2% in 2006. The 100 bps increase in both periods presented was driven primarily by increased advertising (90 bps for the second quarter of 2007 as compared to 2006 and 80 bps for the first half of 2007 as compared to 2006) with the remaining increase due primarily to freight and warehousing costs. In the second quarter of 2007 advertising increased 22% to $391.1 as compared with $319.4 in 2006. In the first half of 2007 advertising increased 21% to $747.4 as compared with $616.5 in 2006.

Other (income) expense, net was $27.1 in the second quarter of 2007 as compared with $119.9 in 2006 and reflects $10.7 and $96.1 of charges related to the Company’s 2004 Restructuring Program, respectively. Other (income) expense, net amounted to $18.0 in the first half of 2007 as compared with $148.3 in the first half of 2006. The first half of 2007 includes a pretax gain of ($48.6) related to the 2007 sale of the Company’s household bleach business in Latin America, $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and $13.8 of charges related to the Company’s 2004 Restructuring Program. The first half of 2006 reflects $104.8 of charges related to the Company’s 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit increased 43% to $657.6 in the second quarter of 2007 from $460.9 in 2006 primarily due to a $112.5 decrease in restructuring charges compared to the second quarter of 2006. Excluding restructuring of $55.4 and $167.9 for the second quarter of 2007 and 2006, respectively, Operating profit increased 13% for the three months ended June 30, 2007. Operating profit increased 34% to $1,308.7 in the first half of 2007 from $978.4 in 2006 due to the improvement in worldwide gross profit margins, a $132.4 decrease in restructuring charges compared to the first half of 2006 and a $48.6 gain related to the sale of the Company’s household bleach business in Latin America. These items were partially offset by the $13.6 negative impact related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and increased Selling, general and administrative expenses, primarily within advertising. Excluding restructuring of $101.3 and $233.7 for the first half of 2007 and 2006, respectively, and the gain on sale of the household bleach business of $48.6 and the voluntary recall of $13.6, both of which are included in the first half of 2007, Operating profit increased 13% for the six months ended June 30, 2007.

Interest expense, net of $40.4 and $83.1 for the three and six months ended June 30, 2007 did not change significantly when compared to the comparable periods in the prior year.

The quarterly provision for income taxes is determined based on the Company’s estimated annual effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s tax rate for the second quarter and first half of 2007 and 2006 before discrete period items was 32.0%.

The 2007 and 2006 second quarter rates were impacted by restructuring, resulting in effective tax rates of 32.6% and 32.4%, respectively. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

The 2007 first half effective tax rate of 26.4% was impacted by the recognition of $73.9, 600 bps, of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. Additionally, the 2007 first half effective tax rate was impacted by the sale of the household bleach business in Latin America, (30 bps), the Hill’s Pet Nutrition voluntary recall, 10 bps, and restructuring, (20 bps). The 2006 first half effective tax rate of 32.4% was impacted by restructuring.

Net income for the second quarter of 2007 increased to $415.8 from $283.6 in 2006, and earnings per common share on a diluted basis increased to $0.76 per share compared with $0.51 per share in the comparable prior period. Net income for the second quarter of 2007 and 2006 included charges related to the Company’s 2004 Restructuring Program of $41.7 ($0.08 per share) and $115.9 ($0.21 per share), respectively. Net income for the first half of 2007 increased to $902.4 from $608.1 in 2006, and earnings per common share on a diluted basis increased to $1.65 per share compared with $1.10 per share in the comparable prior period. Net income for the first half of 2007 included a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) which relates to the tax items noted above. Such benefits were partially offset by $71.6 ($0.13 per share) of charges related to the Company’s 2004 Restructuring Program and $8.2 ($0.02 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Net income for the first half of 2006 included $162.7 ($0.30 per share) of charges related to the Company’s 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Sales and unit volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of sales and volume growth from ongoing operations.

Worldwide Operating profit is discussed in this Form 10-Q both on a GAAP basis and excluding the impact of restructuring charges, the gain on sale of the household bleach business and the voluntary recall of certain Hill’s Pet Nutrition feline products (Non-GAAP). Management believes this Non-GAAP financial measure provides useful information to investors regarding the underlying business trends and performance of the Company’s on-going operations and are useful for period over period comparisons of such operations.

For a table summarizing segment sales and operating profit, please refer to Note 12, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased to $899.0 in the first half of 2007, compared with $695.9 in the comparable period of 2006. The increase is primarily related to improved profitability and working capital changes, offset by higher cash spending in restructuring. The Company’s working capital changes were driven by higher levels of payables and accruals primarily due to the timing of tax payments as well as higher advertising, offset by higher accounts receivable and inventory balances. Higher balances in accounts receivable were due primarily to higher sales in the first half of 2007. The increase in inventory also reflects the increase in sales as well as higher levels in anticipation of plant closings under the 2004 Restructuring Program. Overall, working capital improved to 3.3% of sales for the first half of 2007 as compared with 3.9% of sales for the first half of 2006.

With the progression of the 2004 Restructuring Program, restructuring charges decreased $132.4 and cash spending increased $28.7 relative to the comparable period of 2006. Substantially all of the restructuring accrual at June 30, 2007 will be paid out before year end 2008. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flow.

Investing activities used $131.2 in the first six months of 2007, compared with $252.0 in the comparable period of 2006. Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities for the first half of 2007 include $66.3 of net proceeds from the sale of the Company’s Latin American household bleach business in the first quarter of 2007. In the first half of 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc. for approximately $100 plus transaction costs. Capital spending increased in the first half of 2007 to $199.6 from $136.7 in the comparable period of 2006. Capital spending increased as a result of the 2004 Restructuring Program and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2007 are expected to increase to a rate of approximately 5% of Net sales.

Financing activities used $716.8 of cash during the first half of 2007 compared with $353.6 in the comparable period of 2006 as follows:

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

	Six Months Ended June 30,
	2007	2006	Change
Purchases of treasury shares	$(602.2)	$(335.7)	$(266.5)
Net proceeds from/(payments of) debt	64.4	112.0	(47.6)
Dividends paid	(364.2)	(329.9)	(34.3)
Proceeds from exercise of stock options & excess tax benefits	185.2	200.0	(14.8)

Net cash used in financing activities	$(716.8)	$(353.6)	$(363.2)

In the first quarter of 2006, the Board of Directors approved a stock repurchase program under which the Company is authorized to purchase 30 million common shares. In the first quarter of 2007, the Company increased the annualized common stock dividend by 13% to $1.44 per share and the annualized Series B Convertible Preference Stock dividend to $11.52 per share effective in the second quarter of 2007.

Commercial paper outstanding was $711.8 and $887.3 as of June 30, 2007 and 2006, respectively. The maximum commercial paper outstanding during the six months ended June 30, 2007 and 2006 was approximately $1,700 and $1,400, respectively. At June 30, 2007, $726.7 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2011.

In June 2007, the Company issued 250 million of Euro-denominated medium term notes (approximately $338 at the June 30, 2007 exchange rate) maturing in June 2014, at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down US-denominated commercial paper.

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

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program and new product introductions. These statements are made on the basis of our views and assumptions as of this time and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls on Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Control over Financial Reporting

As previously disclosed, the Company entered into an agreement with IBM to provide certain procurement services globally and accounts payable services for Europe and North America. During the quarter ended June 30, 2007, pursuant to this agreement, management commenced the outsourcing of a portion of these activities in Europe to IBM. Management has implemented and has monitored the implementation by IBM of controls over the outsourced activities. Accordingly, management believes that outsourcing these activities to IBM is not reasonably likely to have a material adverse effect on internal control over financial reporting.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2007:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 through 30, 2007	702,603	$66.85	670,000	13,346,591
May 1 through 31, 2007	1,664,792	$67.15	1,660,000	11,686,591
June 1 through 30, 2007	1,544,862	$66.29	1,540,000	10,146,591

Total	3,912,257		3,870,000

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 42,257 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 4.	Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, please refer to our current report on Form 8-K, filed with the SEC on May 4, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits No.	Description
	3-B	By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Current Report on Form 8-K filed on June 7, 2007.)

	4-B	Form of 4.75% Notes Due 2014 of Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 99(B) to its Registration Statement on Form 8-A filed on June 8, 2007.)

	10-C	Colgate-Palmolive Company Executive Severance Plan, as amended and restated through June 7, 2007. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on June 7, 2007.)

	12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.*

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Exhibits No.	Description
31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.*

*	Filed herewith

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 26, 2007	/S/ IAN M. COOK
Ian M. Cook
President and Chief Executive Officer

Principal Financial Officer:

July 26, 2007	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 26, 2007	/S/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and Corporate Controller