Form 10-Q
period 2007-09-30
COLGATE PALMOLIVE CO
filed 2007-10-30
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common, $1.00 par value	509,761,824	September 30, 2007

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$3,528.2	$3,143.7	$10,147.5	$9,028.6
Cost of sales	1,544.6	1,415.3	4,443.3	4,103.6

Gross profit	1,983.6	1,728.4	5,704.2	4,925.0
Selling, general and administrative expenses	1,277.7	1,140.3	3,671.6	3,210.2
Other (income) expense, net	37.1	38.7	55.1	187.0

Operating profit	668.8	549.4	1,977.5	1,527.8
Interest expense, net	38.5	41.2	121.6	119.8

Income before income taxes	630.3	508.2	1,855.9	1,408.0
Provision for income taxes	210.2	164.1	533.4	455.8

Net income	$420.1	$344.1	$1,322.5	$952.2

Earnings per common share, basic	$0.81	$0.65	$2.55	$1.81

Earnings per common share, diluted	$0.77	$0.63	$2.43	$1.73

Dividends declared per common share	$0.36	$0.32	$1.04	$0.93

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$628.4	$489.5
Receivables (net of allowances of $61.1 and $46.4, respectively)	1,758.0	1,523.2
Inventories	1,167.0	1,008.4
Other current assets	382.4	279.9

Total current assets	3,935.8	3,301.0
Property, plant and equipment:
Cost	5,970.4	5,695.0
Less: Accumulated depreciation	(3,138.7)	(2,998.9)

	2,831.7	2,696.1
Goodwill, net	2,231.2	2,081.8
Other intangible assets, net	840.8	831.1
Other assets	244.2	228.0

Total assets	$10,083.7	$9,138.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$221.0	$174.1
Current portion of long-term debt	637.1	776.7
Accounts payable	1,036.0	1,039.7
Accrued income taxes	274.9	161.5
Other accruals	1,616.1	1,317.1

Total current liabilities	3,785.1	3,469.1
Long-term debt	2,750.1	2,720.4
Deferred income taxes	252.8	309.9
Other liabilities	1,273.6	1,227.7
Shareholders’ Equity
Preference stock	201.2	222.7
Common stock	732.9	732.9
Additional paid-in capital	1,324.9	1,218.1
Retained earnings	10,411.8	9,643.7
Accumulated other comprehensive income	(1,878.6)	(2,081.2)

	10,792.2	9,736.2
Unearned compensation	(222.2)	(251.4)
Treasury stock, at cost	(8,547.9)	(8,073.9)

Total shareholders’ equity	2,022.1	1,410.9

Total liabilities and shareholders’ equity	$10,083.7	$9,138.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$1,322.5	$952.2
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(3.6)	187.6
Depreciation and amortization	246.4	243.5
Gain before tax on sale of non-core product lines	(48.6)	—
Stock-based compensation expense	93.1	91.7
Deferred income taxes	(60.2)	(24.5)
Cash effects of changes in:
Receivables	(167.0)	(122.9)
Inventories	(118.4)	(128.9)
Accounts payable and other accruals	364.8	122.8
Other non-current assets and liabilities	9.7	48.4

Net cash provided by operations	1,638.7	1,369.9
Investing Activities
Capital expenditures	(327.1)	(251.8)
Sale of property and non-core product lines	106.0	2.9
Payment for acquisitions, net of cash acquired	(26.5)	(200.0)
Other	(56.0)	(21.4)

Net cash used in investing activities	(303.6)	(470.3)
Financing Activities
Principal payments on debt	(1,635.9)	(1,011.3)
Proceeds from issuance of debt	1,530.4	1,116.7
Dividends paid	(550.4)	(497.4)
Purchases of treasury shares	(866.6)	(601.3)
Proceeds from exercise of stock options and excess tax benefits	313.7	258.5

Net cash used in financing activities	(1,208.8)	(734.8)
Effect of exchange rate changes on Cash and cash equivalents	12.6	(2.6)

Net increase in Cash and cash equivalents	138.9	162.2
Cash and cash equivalents at beginning of period	489.5	340.7

Cash and cash equivalents at end of period	$628.4	$502.9

Supplemental Cash Flow Information
Income taxes paid	$469.3	$497.9

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

3.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS 157 will have a material impact on the Company’s financial position or results of operations.

4.	Inventories

Inventories by major class are as follows:

	September 30, 2007	December 31, 2006
Raw materials and supplies	$269.1	$248.3
Work-in-process	47.9	45.4
Finished goods	850.0	714.7

Total Inventories	$1,167.0	$1,008.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

5.	Comprehensive Income

Comprehensive income is comprised of net earnings, gains and losses from currency translation, gains and losses from derivative instruments designated as cash flow hedges and amortization of unrecognized pension and other retiree benefit costs. Total comprehensive income for the three months ended September 30, 2007 and 2006 was $495.8 and $355.8, respectively. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was $1,525.1 and $976.6, respectively. The difference from net income primarily consists of foreign currency translation adjustments. Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

6.	Earnings Per Share

	Three Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$420.1			$344.1
Preferred dividends	(6.9)			(6.9)

Basic EPS	413.2	509.9	$0.81	337.2	515.3	$0.65

Stock options and restricted stock		7.6			6.3
Convertible preference stock	6.9	24.9		6.9	28.8

Diluted EPS	$420.1	542.4	$0.77	$344.1	550.4	$0.63

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,322.5			$952.2
Preferred dividends	(20.8)			(21.4)

Basic EPS	1,301.7	511.2	$2.55	930.8	515.4	$1.81

Stock options and restricted stock		7.6			5.6
Convertible preference stock	20.8	25.6		21.4	29.7

Diluted EPS	$1,322.5	544.4	$2.43	$952.2	550.7	$1.73

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.0 increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of Retained earnings. In addition, the following information required by FIN 48 is provided:

•

Unrecognized tax benefits were approximately $184 as of January 1, 2007 and approximately $202 as of September 30, 2007. If all of these unrecognized tax benefits were recognized, approximately $102 would impact the effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

•

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $23 as of January 1, 2007 and approximately $31 as of September 30, 2007.

•

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination for the years prior to 2004. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On an on-going basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. As a result of such a reassessment, and in light of positive operating results in Brazil, the realization of these deferred tax assets in Brazil is probable and as such, the Company reduced its tax loss carryforward valuation allowances in the first quarter of 2007 by $94.6.

8.	Acquisitions and Divestitures

Acquisitions

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Tom’s of Maine gave Colgate the opportunity to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste and deodorants are market leaders.

The cost to acquire Tom’s of Maine was allocated to the assets acquired and the liabilities assumed at the date of acquisition based on fair values as determined using an independent valuation. In the second quarter of 2007, the final purchase price allocation of the acquisition was completed.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Condensed Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported Net sales, Net income or Earnings per share for the nine months ended September 30, 2006.

Divestitures

Consistent with the Company’s strategy to prioritize higher margin businesses, the Company announced during 2006 its agreement to sell its Latin American and Canadian bleach brands for approximately $126 plus inventory at cost. The agreement included the sale of the bleach brands Javex, Agua Jane and Nevex in Canada, Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in Colombia, the Dominican Republic and Ecuador.

The transaction closed in Canada during the fourth quarter of 2006, with proceeds of $55.0 and a pretax gain of $46.5 ($38.2 aftertax) and was included in Other (income) expense, net in 2006. The transaction closed in the Latin American countries, excluding Colombia, during the first quarter of 2007. The proceeds from the Latin American sale in the first quarter of 2007 were $66.5, resulting in a pretax gain of $48.6 ($29.7 aftertax) included in Other (income) expense, net. These operations were not material to the Company’s annual Net sales, Net income or Earnings per share. In Colombia the transaction did not receive regulatory approval and the parties are appealing.

9.	Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $925 and $1,075 ($675 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Restructuring and related implementation charges are reflected in the following income statement categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$37.4	$47.0	$103.8	$156.8
Selling, general and administrative expenses	11.8	11.5	32.9	30.6
Other (income) expense, net	1.9	25.5	15.7	130.3

Total 2004 Restructuring Program charges, pretax	$51.1	$84.0	$152.4	$317.7

Total 2004 Restructuring Program charges, aftertax	$36.3	$58.5	$107.9	$221.2

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Charges for the three months ended September 30, 2007 relate to restructuring activities in North America (51%), Europe/South Pacific (12%), Latin America (2%), Greater Asia/Africa (8%), Hills (1%) and Corporate (26%). Charges for the nine months ended September 30, 2007 relate to restructuring activities in North America (43%), Europe/South Pacific (25%), Latin America (3%), Greater Asia/Africa (6%), Hills (1%) and Corporate (22%).

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the announced closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; and exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico and Kansas City, Kansas.

The following table summarizes the activity for the restructuring charges discussed above and the related accrual:

	Three Months Ended September 30, 2007
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at June 30, 2007	$54.3	$—	$—	$5.8	$60.1
Charges/(credits)	11.8	6.2	(0.4)	33.5	51.1
Cash payments	(9.4)	—	—	(37.6)	(47.0)
Charges against assets	(4.1)	(6.2)	0.4	1.5	(8.4)
Other	(0.5)	—	—	0.1	(0.4)
Foreign exchange	1.0	—	—	—	1.0

Restructuring accrual at September 30, 2007	$53.1	$—	$—	$3.3	$56.4

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Nine Months Ended September 30, 2007
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2006	$53.4	$—	$—	$11.3	$64.7
Charges/(credits)	43.8	29.5	(1.8)	80.9	152.4
Cash payments	(32.4)	—	—	(89.1)	(121.5)
Charges against assets	(12.1)	(29.5)	1.8	—	(39.8)
Other	(1.8)	—	—	0.1	(1.7)
Foreign exchange	2.2	—	—	0.1	2.3

Restructuring accrual at September 30, 2007	$53.1	$—	$—	$3.3	$56.4

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements of $4.1 and $12.1 in the three and nine months ended September 30, 2007, respectively, which are reflected as Charges against assets within Termination Benefits in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. In 2007, the Company made a $34.5 voluntary contribution to partially fund this obligation. The Company anticipates that it will make incremental cash contributions to its plans in order to fund these pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments for the three and nine months ended September 30, 2007 are net of cash proceeds pertaining to the sale of certain assets.

Other charges represent implementation related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities, and third-party incremental costs related to the development and implementation of new business and strategic initiatives.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $799.3 ($587.3 aftertax) in connection with the implementation of various projects in the following categories:

Cumulative Charges as of September 30, 2007
Termination Benefits	$356.7
Incremental Depreciation	189.6
Asset Impairments	57.0
Other	196.0

Total cumulative 2004 Restructuring Program charges, pretax	$799.3

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	Pension Benefit				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Service cost	$7.2	$7.3	$5.8	$5.1	$1.8	$2.6
Interest cost	20.6	23.4	9.6	8.3	7.2	7.3
Annual ESOP allocation	—	—	—	—	0.2	(3.0)
Expected return on plan assets	(27.1)	(26.4)	(8.1)	(6.7)	(0.6)	(0.5)
Amortization of transition & prior service costs (credits)	1.5	1.5	0.3	0.5	—	(0.1)
SFAS 88 pension charges	15.4	—	—	—	—	—
Amortization of actuarial loss	2.9	4.0	1.8	2.2	3.0	3.8

Net periodic benefit cost	$20.5	$9.8	$9.4	$9.4	$11.6	$10.1

	Nine Months Ended September 30,
	Pension Benefit				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Service cost	$30.6	$34.0	$17.2	$16.8	$8.3	$8.9
Interest cost	65.7	62.6	27.3	25.1	23.5	21.8
Annual ESOP allocation	—	—	—	—	(6.9)	(10.3)
Expected return on plan assets	(81.7)	(74.1)	(21.8)	(19.4)	(1.6)	(1.0)
Amortization of transition & prior service costs (credits)	4.5	3.1	0.8	1.1	(0.1)	(0.3)
SFAS 88 pension charges	15.4	—	—	—	—	—
Amortization of actuarial loss	12.0	18.3	5.4	5.8	9.0	9.2

Net periodic benefit cost	$46.5	$43.9	$28.9	$29.4	$32.2	$28.3

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

For the nine months ended September 30, 2007 and 2006 the Company made voluntary contributions of $45.0 and $56.0, respectively (including $34.5 and $35.0, respectively, related to the 2004 Restructuring Program, refer to Note 9, “Restructuring and Related Implementation Charges”), to its U.S. postretirement plans.

For the three and nine months ended September 30, 2007, the Company recognized pretax charges of $15.4 ($10.0 aftertax) as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” These charges were the result of lump sum payments of normal retirement benefits associated with a nonqualified retirement plan in the U.S.

11.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. The Company is a potentially responsible party to various environmental matters and as such may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the Company’s potential liability for these matters relates to a single superfund site associated with a prior acquisition. Substantially all of the Company’s potential liability that may arise in connection with this site has been acknowledged in writing as being covered by the Company’s insurance carriers which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position, or on-going results of operations and cash flows of the Company.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1999 through 2003 and has proposed an assessment that challenges the Company’s tax deductions for compensation in connection with expatriate executives. During 2007, the Company and the IRS reached an agreement with respect to the compensation tax deduction, and the amount of additional tax involved did not have a material impact on the financial position, on-going results of operations or cash flows of the Company. For the remaining years under audit, 2004 and 2005, the tax in connection with the challenged deductions is approximately $11. Estimated incremental tax payments related to the potential disallowances for subsequent periods are insignificant. While the Company believes that its tax position complies with applicable tax law and intends to continue to defend its position, potential settlement discussions with the IRS for the later years are underway.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $610, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006 another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $185, at the current exchange rate, including interest

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes based on the advice of outside counsel that these tax assessments are without merit, and that the Company will ultimately prevail in these matters.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $140. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $120. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $60 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. The Company intends to appeal this decision to the next administrative level. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal process or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Hill’s Pet Nutrition, like most major North American pet food producers, was affected by the pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007, and took the precaution of conducting a voluntary recall of the small number of its products that may have been affected in the first quarter of 2007. Since the recalls, the Company has learned of four lawsuits naming Hill’s, among many others, as a defendant.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, or on-going results of operations and cash flows.

12.	Segment Information

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, gains and losses on sales of non-core brands and assets, SFAS 88 pension charges and, for the nine months ended September 30, 2007, the impact on Operating profit of a limited voluntary recall of Hill’s Pet Nutrition products. The Company reports these items within Corporate operations as they relate to Corporate based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments. Net sales and Operating profit by segment were as follows:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales
Oral, Personal and Home Care
North America	$687.7	$668.1	$2,021.6	$1,933.1
Latin America	893.7	769.3	2,544.9	2,203.1
Europe/South Pacific	875.3	779.8	2,501.8	2,192.7
Greater Asia/Africa	607.2	512.5	1,726.0	1,489.6

Total Oral, Personal and Home Care	3,063.9	2,729.7	8,794.3	7,818.5
Pet Nutrition	464.3	414.0	1,353.2	1,210.1

Total Net sales	$3,528.2	$3,143.7	$10,147.5	$9,028.6

Operating profit
Oral, Personal and Home Care
North America	$171.0	$143.5	$484.8	$418.7
Latin America	250.2	220.8	742.4	651.9
Europe/South Pacific	199.9	179.5	565.7	495.1
Greater Asia/Africa	90.8	65.9	259.2	199.3

Total Oral, Personal and Home Care	711.9	609.7	2,052.1	1,765.0
Pet Nutrition	116.9	106.7	354.5	318.4
Corporate	(160.0)	(167.0)	(429.1)	(555.6)

Total Operating profit	$668.8	$549.4	$1,977.5	$1,527.8

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

On an on-going basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share; and measures to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Consistent with the Company’s strategy to prioritize higher margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its Latin American and Canadian bleach brands. The transaction closed in Canada during the fourth quarter of 2006. In the Latin American countries, the transaction closed during the first quarter of 2007, with the exception of Colombia, where the transaction did not receive regulatory approval and the parties are appealing.

The Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc. in the second quarter of 2006. This acquisition allowed the Company to enter the fast growing health and specialty trade channel where Tom’s of Maine toothpaste and deodorants are market leaders.

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $925 and $1,075 ($675 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. Savings are projected to be in the range of $400 and $475 pretax ($300 to $350 aftertax) annually by 2008, substantially all of which is expected to increase future cash flows.

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

Results of Operations

Worldwide Net sales were $3,528.2 in the third quarter of 2007, up 12.0% from 2006 driven by volume growth of 5.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 5.5%. The divestments of the Latin American and Canadian household bleach businesses reduced sales for the three months ended September 30, 2007 by 1.0% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% on volume growth of 6.5%.

Net sales in the Oral, Personal and Home Care segment were $3,063.9 in the third quarter of 2007, up 12.0% from 2006 driven by volume growth of 5.5%, net selling price increases of 0.5% and a positive foreign exchange impact of 6.0%. The divestments of the Latin American and Canadian household bleach businesses reduced sales for the three months ended September 30, 2007 by 1.0% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% on volume growth of 6.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in North America increased 3.0% in the third quarter of 2007 to $687.7 driven by volume growth of 1.5%, net selling price increases of 0.5% and a positive foreign exchange impact of 1.0%. The 2006 divestment of the Canadian household bleach business reduced sales for the three months ended September 30, 2007 by 1.5% versus the comparable period of 2006. Excluding the impact of the 2006 divestment, Net sales increased 4.5% on volume growth of 3.0%. New product launches in the super premium category, including Colgate Total Advance Clean and Colgate Max Fresh BURST toothpastes and Colgate 360° and Colgate 360° Sensitive manual toothbrushes contributed to growth in oral care. Successful new products in other categories contributing to growth included Irish Spring body wash for men, Softsoap brand Nutra-Oil moisturizing body wash and Mennen Speed Stick 24/7 Gametime deodorant. Operating profit in North America increased 19% in the third quarter of 2007 to $171.0 reflecting increased sales and gross profit margins as a result of improved product mix and the benefits of the 2004 Restructuring Program.

Net sales in Latin America increased 16.0% in the third quarter of 2007 to $893.7 as a result of 7.5% volume growth, net selling price increases of 3.0% and a positive foreign exchange impact of 5.5%. The 2007 divestment of the household bleach business reduced sales for the three months ended September 30, 2007 by 2.0% versus the comparable period of 2006. Excluding the impact of the 2007 divestment, Net sales increased 18.0% on volume growth of 9.5%. All significant markets in the region contributed to the very strong volume gains, led by Mexico, Brazil, Venezuela, Central America, Argentina and Ecuador. Products contributing to the growth included Colgate Total Professional Clean, Colgate Max Fresh and Colgate Max White toothpastes, Colgate 360° manual toothbrush, Plax Alcohol Free and Plax Ice mouthwashes, Palmolive Naturals Mint & Eucalyptus, Palmolive Nutri-Milk, Protex Deo 12 and Protex Propolis bar soaps, Lady Speed Stick Double Defense deodorant, Palmolive Caprice shampoo and Palmolive Nutri-Milk shower gel. Operating profit in Latin America increased 13% to $250.2 reflecting increased volume offset by higher advertising spending and increased freight and warehousing costs.

Net sales in Europe/South Pacific increased 12.0% in the third quarter of 2007 to $875.3 as a result of 4.5% volume growth and a 9.5% positive impact of foreign exchange, partially offset by a 2.0% reduction in net selling prices. Strong volume gains in the GABA business, the United Kingdom, Denmark and Romania more than offset a volume decline in Germany due to challenging market conditions. Successful premium products driving these gains include Colgate Total, Colgate Total Professional Weekly Clean and Colgate Max Fresh toothpastes. Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes also contributed to growth. Recent premium innovations contributing to gains in other product categories include Palmolive Pure Cashmere shower gel, Colgate Plax Gentle Care mouth rinse, Soupline Aromatherapy fabric conditioner, and Ajax Professional bucket dilutable and Ajax Professional glass cleaners. Operating profit in Europe/South Pacific increased 11% to $199.9 reflecting increased sales and gross profit margins, offset by higher commercial investments and increased freight and warehousing costs.

Net sales in Greater Asia/Africa increased 18.5% in the third quarter of 2007 to $607.2 on volume growth of 9.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 8.0%. The strong volume gains were led by India, Russia, Turkey, Ukraine, South Africa, the Gulf States and the Greater China region. Successful new products driving the oral care growth include Colgate Total Professional Clean, Colgate Herbal Seabuckthorn, Darlie Double Action and Colgate Max White toothpastes, and Colgate 360°, Colgate 360° Sensitive and Colgate Twister Fresh manual toothbrushes. New products contributing to growth in other categories in the region include Palmolive Thermal Spa Seabuckthorn shower gel, bar soap and liquid hand soap, Palmolive Pure Cashmere shower cream and bar soap, and Palmolive Floral and Odor Neutralizing liquid hand soap. Operating profit in Greater Asia/Africa increased 38% to $90.8 reflecting increased sales and gross profit margins.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales for Hill’s Pet Nutrition increased 12.0% in the third quarter of 2007 to $464.3 on volume growth of 5.0%, an increase in net selling prices of 4.0% and a positive foreign exchange impact of 3.0%. Strong performers within the U.S. specialty pet channel included Science Diet Canine Large Breed, Science Diet Canine Lamb & Rice Small Bites and Science Diet Canine Nature’s Best. Science Diet Indoor Cat and Science Diet Light contributed to growth in feline products. Prescription Diet c/d Multicare Feline, Prescription Diet d/d Canine and Prescription Diet j/d Canine drove growth in the U.S. veterinary channel. Internationally, growth was strong led by Russia, South Africa, the United Kingdom, Italy, Spain, Germany, Australia and France. New pet food products contributing to the international growth include Prescription Diet j/d Canine and Feline, Science Plan Feline Chunks in Gravy pouches and Science Plan Neutered Cat, a veterinary exclusive product. Operating profit increased 10% to $116.9 in the third quarter of 2007 reflecting increased sales, partially offset by higher costs for agricultural commodities.

Worldwide Net sales were $10,147.5 in the first nine months of 2007, up 12.5% from 2006 driven by volume growth of 7.0%, net selling price increases of 1.0% and a positive foreign exchange impact of 4.5%. The divestments of the Latin American and Canadian household bleach businesses reduced sales for the nine months ended September 30, 2007 by 0.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% on volume growth of 7.5%.

Net sales in the Oral, Personal and Home Care segment were $8,794.3 in the nine months ended September 30, 2007, up 12.5% from 2006 driven by volume growth of 7.5%, an increase in net selling prices of 0.5% and a positive foreign exchange impact of 4.5%. The divestments of the Latin American and Canadian household bleach businesses reduced sales for the nine months ended September 30, 2007 by 0.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% on volume growth of 8.0%. Within this segment, North America sales increased 4.5% driven primarily by volume growth and Latin America sales increased 15.5% on volume growth of 10.5%. The divestments of the Latin American and Canadian household bleach businesses reduced sales for the nine months ended September 30, 2007 by 1.5% versus the comparable period of 2006 for each of these regions. Excluding the impact of these divestments, sales increased 6.0% in North America and 17.0% in Latin America on volume growth. Europe/South Pacific sales increased 14.0% on volume growth of 6.0% and Greater Asia/Africa sales increased 16.0% on volume growth of 9.0%, with the remainder of the increase in these regions due primarily to positive foreign exchange.

Net sales for Hill’s Pet Nutrition increased 12.0% in the nine months ended September 30, 2007 to $1,353.2 on volume growth of 5.0%, an increase in net selling prices of 4.5% and a positive foreign exchange impact of 2.5%. Like most major North American pet food producers, Hill’s Pet Nutrition was affected by the pet food recalls concerning the U.S. Food and Drug Administration’s discovery of melamine in certain wheat gluten supplies during March 2007 and took the precaution of conducting a voluntary recall of the small number of its products that may have been affected in the first quarter of 2007. These products accounted for 0.5% of Hill’s Pet Nutrition’s annual Net sales. The related sales loss is not anticipated to have a significant impact on the Company’s 2007 annual Net sales or Operating profit. Hill’s Pet Nutrition’s Operating profit for the first nine months of 2007 does not reflect the impact of the recall as these costs have been included in the Corporate segment.

Operating profit (loss) related to Corporate decreased to ($160.0) in the third quarter of 2007 from ($167.0) in 2006. Contributing to the decrease are lower restructuring charges partially offset by higher research and development costs and a shift in costs to the Corporate segment due to the Company’s supply chain globalization initiatives as previously announced under the Company’s 2004 Restructuring Program. Additionally, the third quarter of 2007 includes the negative impact of $15.4 of SFAS 88 pension charges as a result of lump sum payments of normal retirement benefits associated with a nonqualified retirement plan in the U.S. (“SFAS 88 pension charges”).

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit (loss) related to Corporate decreased to ($429.1) in the first nine months of 2007 from ($555.6) in 2006. Contributing to the decrease are lower restructuring charges relating to the voluntary early retirement program applicable to certain U.S. employees, which was implemented in the second quarter of 2006. In addition to the other third quarter items listed above, the nine months ended September 30, 2007 also includes the effect of the gain on sale of non-core product lines and the negative impact of the limited voluntary recall of certain Hill’s Pet Nutrition feline products. The changes in Corporate Operating profit (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
2004 Restructuring Program	$(51.1)	$(84.0)	$(152.4)	$(317.7)
SFAS 88 pension charges	(15.4)	—	(15.4)	—
Gain on sale of non-core product lines, net	—	—	48.6	—
Voluntary recall of certain Hill’s Pet Nutrition feline products	—	—	(13.6)	—
Other Corporate	(93.5)	(83.0)	(296.3)	(237.9)

Corporate Operating profit (loss)	$(160.0)	$(167.0)	$(429.1)	$(555.6)

Restructuring and related implementation charges are reflected in the following income statement categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$37.4	$47.0	$103.8	$156.8
Selling, general and administrative expenses	11.8	11.5	32.9	30.6
Other (income) expense, net	1.9	25.5	15.7	130.3

Total 2004 Restructuring Program charges, pretax	$51.1	$84.0	$152.4	$317.7

Total 2004 Restructuring Program charges, after tax	$36.3	$58.5	$107.9	$221.2

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring and Related Implementation Charges,” of the Notes to the Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide gross profit margin increased to 56.2% in the third quarter of 2007 from 55.0% in the third quarter of 2006 and increased to 56.2% in the first nine months of 2007 from 54.5% in the first nine months of 2006. Gross profit margin benefited from a continued focus on cost-savings programs, lower restructuring charges, the shift toward higher margin products and higher pricing. Restructuring charges lowered the reported gross profit margin by 110 basis points (bps) and 150 bps in the third quarter of 2007 and 2006, respectively, and lowered the reported gross profit margin by 100 bps and 180 bps in the first nine months of 2007 and 2006, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin increased to 57.3% in the third quarter of 2007 from 56.5% in the third quarter of 2006 and increased to 57.2% in the first nine months of 2007 from 56.3% in the first nine months of 2006.

Selling, general and administrative expenses as a percentage of Net sales decreased slightly to 36.2% in the third quarter of 2007 from 36.3% in 2006 and increased to 36.2% in the first nine months of 2007 from 35.6% in 2006. The 60 bps increase in the first nine months of 2007 was driven primarily by increased advertising. In the first nine months of 2007, advertising increased 18% to $1,159.8 as compared with $983.2 in 2006.

Other (income) expense, net was $37.1 in the third quarter of 2007 as compared with $38.7 in 2006 and includes $1.9 and $25.5, respectively, of charges related to the Company’s 2004 Restructuring Program. Additionally, the third quarter of 2007 includes the negative impact of $15.4 of SFAS 88 pension charges. The remaining change is due primarily to an increase in minority interest expense for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Other (income) expense, net amounted to $55.1 in the first nine months of 2007 as compared with $187.0 in the first nine months of 2006. The first nine months of 2007 includes a pretax gain of ($48.6) related to the sale of the Company’s household bleach business in Latin America, $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products, $15.4 of SFAS 88 pension charges and $15.7 of charges related to the Company’s 2004 Restructuring Program. The first nine months of 2006 reflects $130.3 of charges related to the Company’s 2004 Restructuring Program.

Operating profit increased 22% to $668.8 in the third quarter of 2007 from $549.4 in 2006 and includes a $32.9 decrease in restructuring charges from $84.0 for the third quarter of 2006 to $51.1 for the third quarter of 2007. Operating profit for the third quarter of 2007 also includes the negative impact of $15.4 of SFAS 88 pension charges. Excluding restructuring and SFAS 88 pension charges, Operating profit increased 16% for the three months ended September 30, 2007.

Operating profit increased 29% to $1,977.5 in the first nine months of 2007 from $1,527.8 in 2006 benefiting from a $165.3 decrease in restructuring charges compared to the first nine months of 2006. Restructuring charges amounted to $152.4 and $317.7 for the first nine months of 2007 and 2006, respectively. Additionally, Operating profit increased due to a $48.6 gain related to the sale of the Company’s household bleach business in Latin America. These items were partially offset by the negative impact of $15.4 of SFAS 88 pension charges and the $13.6 negative impact related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Excluding restructuring charges, the gain on sale of the household bleach business, SFAS 88 pension charges and the voluntary recall, Operating profit increased 14% for the nine months ended September 30, 2007.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Interest expense, net decreased to $38.5 in the third quarter of 2007 as compared with $41.2 in 2006 due to higher interest rates on higher cash balances. Interest expense, net increased to $121.6 in the first nine months of 2007 as compared with $119.8 in 2006 due to higher average interest rates in the first nine months of the year.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate, before discrete period items is 32.4% and increased from the second quarter estimated full year effective income tax rate of 32.0%. The 2007 full year effective tax rate reflects a change in mix of income in foreign tax rate jurisdictions as well as higher U.S. taxes as a result of increased remittances of overseas earnings.

The tax rate for the third quarter of 2007 of 33.3% reflects the increase in the full year effective tax rate in the third quarter of 2007 as noted above, (105 bps), the impact of the Company’s 2004 Restructuring Program, (30 bps), and SFAS 88 pension charges, 5 bps.

The tax rate for the nine months ended September 30, 2007 of 28.7% compared to the estimated full year effective income tax rate of 32.4% was impacted primarily by the recognition of $73.9, 400 bps, of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. Additionally, the 2007 nine month tax rate was impacted by the sale of the household bleach business in Latin America, (15 bps), the impact of the Company’s 2004 Restructuring Program, (25 bps), the Hill’s Pet Nutrition voluntary recall, 5 bps, and SFAS 88 pension charges, 5 bps.

The tax benefit derived from the charges incurred in the three and nine months ended September 30, 2007 related to the 2004 Restructuring Program was at a rate of 29.0% and 29.2%, respectively. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

Net income for the third quarter of 2007 increased to $420.1 from $344.1 in 2006, and earnings per common share on a diluted basis increased to $0.77 per share compared with $0.63 per share in the comparable prior period. Net income for the third quarter of 2007 and 2006 includes charges related to the Company’s 2004 Restructuring Program of $36.3 ($0.07 per share) and $58.5 ($0.10 per share), respectively. Additionally, net income for the third quarter of 2007 includes the negative impact of $10.0 ($0.02 per share) of SFAS 88 pension charges.

Net income for the first nine months of 2007 increased to $1,322.5 from $952.2 in 2006, and earnings per common share on a diluted basis increased to $2.43 per share compared with $1.73 per share in the comparable prior period. Net income for the first nine months of 2007 includes a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were partially offset by $107.9 ($0.20 per share) of charges related to the Company’s 2004 Restructuring Program, $10.0 ($0.02 per share) of SFAS 88 pension charges and $8.2 ($0.01 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Net income for the first nine months of 2006 includes $221.2 ($0.40 per share) of charges related to the Company’s 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales and volume growth both worldwide and in relevant geographic divisions are discussed both as reported and excluding divestments. Management believes this provides useful information to investors as it allows comparisons of Net sales and volume growth from on-going operations.

Worldwide Operating profit is discussed in this Form 10-Q both on a GAAP basis and excluding the impact of restructuring charges, the gain on sale of the household bleach business, the voluntary recall of certain Hill’s Pet Nutrition feline products and SFAS 88 pension charges (Non-GAAP). Management believes this Non-GAAP financial measure provides useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and is useful for period over period comparisons of such operations.

For a table summarizing segment Net sales and Operating profit, please refer to Note 12, “Segment Information,” of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 20% to $1,638.7 in the first nine months of 2007, compared with $1,369.9 in the comparable period of 2006. The increase is primarily related to improved profitability and working capital changes, offset by higher cash spending in restructuring. The Company’s working capital changes were driven by higher levels of payables and accruals, primarily due to the timing of tax payments and higher advertising, offset by higher accounts receivable and inventory balances. Higher balances in accounts receivable were due primarily to higher Net sales in the first nine months of 2007. The increase in inventory also reflects the increase in sales as well as higher levels in anticipation of plant closings under the 2004 Restructuring Program. Overall, working capital improved to 2.4% of sales for the first nine months of 2007 as compared with 2.6% of sales for the first nine months of 2006.

With the progression of the 2004 Restructuring Program, restructuring charges decreased $165.3 and cash spending increased $25.9 relative to the comparable period of 2006. Substantially all of the restructuring accrual at September 30, 2007 will be paid out before year end 2008. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $303.6 in the first nine months of 2007, compared with $470.3 in the comparable period of 2006. Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities for the first nine months of 2007 include $66.3 of net proceeds from the sale of the Company’s Latin American household bleach business in the first quarter of 2007 and $39.7 of proceeds from the sale of property in the first nine months of 2007. The Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5 in the third quarter of 2007. In the first nine months of 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc. for approximately $100 plus transaction costs and increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. Capital spending increased in the first nine months of 2007 to $327.1 from $251.8 in the comparable period of 2006. Capital spending increased as a result of the 2004 Restructuring Program and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2007 are expected to increase to an annual rate of approximately 5% of Net sales.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $1,208.8 of cash during the first nine months of 2007 compared with $734.8 in the comparable period of 2006 as follows:

	Nine Months Ended September 30,
	2007	2006	Change
Purchases of treasury shares	$(866.6)	$(601.3)	$(265.3)
Net proceeds from/(payments of) debt	(105.5)	105.4	(210.9)
Dividends paid	(550.4)	(497.4)	(53.0)
Proceeds from exercise of stock options & excess tax benefits	313.7	258.5	55.2

Net cash used in financing activities	$(1,208.8)	$(734.8)	$(474.0)

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

Commercial paper outstanding was $518.3 and $913.1 as of September 30, 2007 and 2006, respectively. The maximum commercial paper outstanding during the nine months ended September 30, 2007 and 2006 was approximately $1,700 and $1,400, respectively. At September 30, 2007, $539.0 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2011.

In June 2007, the Company issued 250 million of Euro-denominated medium term notes (approximately $356 at the September 30, 2007 exchange rate) maturing in June 2014, at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down US-denominated commercial paper.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP) that are guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of our views and assumptions as of this time and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

As previously disclosed, the Company entered into an agreement with IBM to provide certain procurement services globally and accounts payable services for Europe and North America. During the quarter ended June 30, 2007, pursuant to this agreement, management commenced the outsourcing of a portion of these activities in Europe to IBM. Management has implemented controls over the outsourced activities and continues to monitor the implementation by IBM. Accordingly, management believes that outsourcing these activities to IBM is not reasonably likely to have a material adverse effect on internal control over financial reporting.

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

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company is authorized to purchase up to 30 million shares of the Company’s common stock. The Board’s authorization also provided for share repurchases on an on-going basis associated with certain employee elections under the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2007:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 through 31, 2007	770,391	67.09	620,000	9,526,591
August 1 through 31, 2007	1,775,821	66.61	1,770,000	7,756,591
September 1 through 30, 2007	1,366,381	68.28	1,255,000	6,501,591

Total	3,912,593		3,645,000

(1)	Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 267,593 shares, all of which were repurchased by the Company in connection with certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

During the third quarter of 2007, the Company approved amendments to certain of the Company’s benefit and equity plans to comply with Section 409A of the Internal Revenue Code. On October 29, 2007, the Company also approved amendments and took action pursuant to certain of its equity plans to permit payment of the exercise price of a stock option by withholding from the shares of common stock subject to such stock option an amount having a fair market value equal to the applicable exercise price. Stock options settled in this manner will be counted in full against the total number of shares available for issuance or grant, as applicable, under such plans. The amendments or restated plans, as applicable, are filed as exhibits to this report.

Exhibits No.	Description
10-A	a) Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of September 12, 2007.

b) Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Incentive Compensation Plan Trust.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Exhibits No.	Description
10-B	a) Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 12, 2007.

b) Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust, dated August 2, 1990.

c) Amendment, dated as of October 29, 2007, to the Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employee Trust.

10-C	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Severance Plan Trust.

10-D	Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007.

10-E	Colgate-Palmolive Company Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007.

10-F	Amendment, dated as of September 12, 2007, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors.

10-G	Colgate-Palmolive Company Deferred Compensation Plan, amended and restated as of September 12, 2007.

10-H	Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 12, 2007.

10-I	Action, dated as of October 29, 2007, taken pursuant to the Colgate-Palmolive Company 2005 Employee Stock Option Plan and Colgate-Palmolive Company 1997 Stock Option Plan.

10-J	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.

10-K	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 30, 2007	/s/ IAN M. COOK
Ian M. Cook
President and Chief Executive Officer

Principal Financial Officer:

October 30, 2007	/s/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

October 30, 2007	/s/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and Corporate Controller