Form 10-K
period 2007-12-31
COLGATE PALMOLIVE CO
filed 2008-02-28
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes        No  X

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2007 (the last business day of the most recently completed second quarter) was approximately $32.6 billion.*

There were 509,820,770 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2008 Annual Meeting	Part III, Items 10 through 14
*	For purposes of this calculation only, Colgate-Palmolive Company Common Stock held by individuals who were directors of the Company as of June 30, 2007 has been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview,” “Results of Operations,” “Restructuring and Related Implementation Charges,” “Liquidity and Capital Resources” and “Outlook” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide net sales and operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste brand throughout many parts of the world according to value share data provided by ACNielsen. Colgate’s Oral Care products include toothpaste, toothbrushes, oral rinses, dental floss and pharmaceutical products for dentists and other oral health professionals. Significant recent product launches include Colgate Max Fresh, Colgate Max White, Colgate Sensitive Multi Protection, Colgate Total Advanced Clean, Colgate Total Professional Clean, Colgate Max Fresh BURST and Colgate Herbal Seabuckthorn toothpastes; Colgate 360°, Colgate 360° Sensitive and Colgate Twister Fresh manual toothbrushes; Colgate 360° Sonic Power battery toothbrush and Colgate Plax Whitening mouth rinse.

Colgate is a leader in many product categories of the Personal Care market. The Personal Care market includes shower gels, shampoos, conditioners, bar soaps, and deodorants and antiperspirants as well as liquid hand soaps in which Colgate is the market leader in the U.S. based on value share data provided by ACNielsen. Significant recent product launches include Palmolive Naturals Mint & Eucalyptus, Palmolive Pure Cashmere, Palmolive Thermal Spa Seabuckthorn, Protex Deo 12 and Protex Icy Cool bar soaps, Palmolive Thermal Spa Seabuckthorn shower gel, Palmolive BodYogurt body wash, Palmolive Pure Cashmere shower cream, Softsoap brand Nutra-Oil moisturizing body wash, Palmolive Caprice shampoo and Lady Speed Stick for Teens multi-form deodorant.

Colgate manufactures and markets a wide array of products for Home Care, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe. Significant recent product launches in Home Care include Palmolive Scrub Buster with Micro Beads dish liquid, Soupline Aromatherapy and Suavitel fabric conditioners, Fabuloso liquid cleaner, Ajax Professional bucket dilutable cleaner and Ajax Professional glass cleaner.

Sales of Oral, Personal and Home Care products accounted for 40%, 23% and 24%, respectively, of total worldwide sales in 2007. Geographically, Oral Care is a significant part of the Company’s business in Greater Asia/Africa, comprising approximately 64% of sales in that region for 2007.

Colgate, through its Hill’s Pet Nutrition segment (Hill’s), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 90 countries around the world. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers, breeders and veterinarians for everyday nutritional needs; and Prescription Diet, a range of therapeutic products sold by veterinarians to help nutritionally manage disease conditions in dogs and cats. Significant recent Science Diet product launches include Science Plan Chunks in Gravy Feline pouches as well as the relaunch of Science Diet Nature’s Best Canine. Significant recent Prescription Diet product launches include Prescription Diet c/d Multicare Feline, Prescription Diet j/d Light Canine and Prescription Diet Hypo-Allergenic Treats for dogs and cats. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide sales in 2007. For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. Company spending related to research and development activities was $247.0 million, $241.5 million and $238.5 million during 2007, 2006 and 2005, respectively.

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

The Company’s products are sold in a highly competitive global marketplace, which is experiencing increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain product lines of the Company. Product quality and innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s business segments.

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

Employees

As of December 31, 2007, the Company employed approximately 36,000 employees.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $15.6 million for 2007. For future years, expenditures are expected to be in the same range. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 14 to the Consolidated Financial Statements.

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management, and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 has been reclassified to conform to the new reporting structure.

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

We face risks associated with significant international operations.

We operate on a global basis with approximately 75% of our net sales coming from operations outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenue we receive from non-U.S. markets or increase our labor or supply costs in those markets,

•	political or economic instability or changing macroeconomic conditions in our major markets,

•	difficulties in enforcing contractual and intellectual property rights, and

•

changes in foreign or domestic legal and regulatory requirements resulting in potentially adverse tax consequences or the imposition of new or more onerous trade restrictions, tariffs, embargoes, exchange or other government controls and the ability to repatriate earnings from overseas.

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our operations and financial condition. We monitor our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs. We cannot provide assurances, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operation.

Significant competition in our industry could adversely affect our business.

We face vigorous competition around the world, including from other large, multinational consumer product companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to:

•	the pricing of products,

•	promotional activities,

•	advertising, and

•	new product introductions.

We may be unable to anticipate the timing and scale of such activities or initiatives by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such activities and initiatives may affect our financial performance in the relevant period. Our ability to compete also depends on the strength of our brands, on whether we can attract and retain key talent, and on our ability to protect our patent, trademark and trade dress rights and to defend against related challenges brought by competitors. A failure to compete effectively could adversely affect our growth and profitability.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

Our products are sold in a highly competitive global marketplace which is experiencing an increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and other conditions. In addition, private label brands sold by retail trade chains, which are typically sold at lower prices, are a source of competition for certain of our product lines.

The growth of our business depends on the successful development and introduction of new products.

Our growth depends on the continued success of existing products as well as the successful development and introduction of new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund technological innovations,

•	receive and maintain necessary patent and trademark protection,

•	obtain governmental approvals and registrations of regulated products,

•	comply with U.S. Food and Drug Administration (FDA) and other governmental regulations, and

•	anticipate consumer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in our Company not being the first to market, which could compromise our competitive position.

Rising material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. In addition, our move to global suppliers, for materials and other services in order to achieve cost reductions and simplify our business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.

Our results could suffer if we do not implement our 2004 Restructuring Program according to our expectations.

In December 2004, we commenced the 2004 Restructuring Program, a four-year restructuring and business-building program to enhance our global leadership position in our core businesses. While the Company is three years into the implementation of this program and many of the projects under the program have successfully been implemented or are nearing completion, its on-going implementation will continue to present significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations and business partners who may provide us manufacturing or administrative services. We cannot provide assurances that:

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

Our business is subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of consumer products are subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•

in the U.S., our products and the manufacture of our products are subject to regulation and review by the FDA as well as by the Consumer Product Safety Commission and the Environmental Protection Agency;

•	also in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission;

•

we are also subject to regulation in the foreign countries in which we manufacture and sell our products and by state and local agencies in the U.S. that regulate in parallel to the above agencies; and

•	our selling practices are regulated by competition authorities in the U.S. and abroad.

A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions regarding our products or processes could adversely affect our reputation and brand image.

We have obtained all required regulatory approvals to manufacture and sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations, however, could have an adverse impact on our business. For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries conduct reviews of the use of triclosan in certain consumer products. In 2005, the FDA established an advisory panel to examine the use of certain anti-microbials, including triclosan, in anti-microbial hand soaps, wipes and hand sanitizers. A finding by the FDA or an overseas regulatory authority that triclosan should not be used in certain consumer products could have an adverse impact on our business, as could negative reactions to triclosan from consumers, our trade customers or non-governmental organizations. Currently, Colgate uses triclosan in certain of its oral, personal and home care products, including Colgate Total toothpaste, Softsoap brand liquid hand soap and Protex bar soap.

Our business is subject to the risks inherent in global manufacturing and sourcing activities.

As a company engaged in manufacturing and sourcing of products and materials on a global scale, we are subject to the risks inherent in such activities, including, but not limited to:

•	availability of key raw materials,

•	industrial accidents or other occupational health and safety issues,

•	environmental events,

•	strikes and other labor disputes,

•	disruptions in logistics,

•	loss or impairment of key manufacturing sites,

•	raw material and product quality or safety issues,

•	counterfeit products,

•	licensing requirements and other regulatory issues, and

•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for key manufacturing sites and supply of raw materials, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business. In addition, if our products, or raw materials contained in our products, are found or perceived to be defective or unsafe, we may need to recall some of our products; our reputation and brand image could be diminished; and we could lose market share or become subject to liability claims, any of which could have a material adverse effect on our business.

The risks described above are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the above risks actually occurs, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns or leases approximately 340 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates approximately 60 properties of which 15 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas.

Overseas, the Company operates approximately 280 properties of which 76 are owned in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, Poland, South Africa, Thailand, Venezuela and elsewhere throughout the world.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

We have closed or are in the process of phasing out production at certain of our facilities under the 2004 Restructuring Program and have built new state-of-the-art plants to produce toothpaste in the U.S. and Poland. For additional information on how the 2004 Restructuring Program will impact our properties, refer to “Restructuring and Related Implementation Charges” in Part II, Item 7, of this report.

ITEM 3.	LEGAL PROCEEDINGS

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction, but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine which, at the current exchange rate, approximates $147 million. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $123 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process, with the following results to date:

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

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame, a review that the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with the law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $64 million at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period of 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. The Company intends to appeal this decision to the next administrative level. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or if necessary through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities opened an investigation against the Company’s GABA Holding AG (GABA) subsidiary regarding distribution policies, retail pricing and parallel trade. Governmental investigations or proceedings relating to competition law involving the Company have also been commenced in Romania and Germany. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with the policy described below. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. The Company is seeking to consolidate this case with two other putative class actions filed earlier in

2007 (Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. in the United States District Court for the Southern District of Ohio and Caulfield v. Colgate-Palmolive Company Employees’ Retirement Income Plan in the United States District Court for the Southern District of Indiana) alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements. The relief sought in the three actions includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. None of the actions has been certified as a class action as yet. The Company intends to contest these actions vigorously.

For additional discussion of the Company’s legal proceedings refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of executive officers as of February 28, 2008:

Name	Age	Date First Elected Officer	Present Title
Ian M. Cook	55	1996	President and Chief Executive Officer
Michael J. Tangney	63	1993	Chief Operating Officer Colgate-Europe, Greater Asia and Africa
Stephen C. Patrick	58	1990	Chief Financial Officer
Andrew D. Hendry	60	1991	Senior Vice President General Counsel and Secretary
Fabian T. Garcia	48	2003	Executive Vice President President, Colgate-Latin America and Global Sustainability
Seamus E. McBride	53	2006	Executive Vice President President, Colgate North America & Worldwide Commercial Effectiveness
Robert C. Wheeler	66	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Dennis J. Hickey	59	1998	Vice President and Corporate Controller
Ronald T. Martin	59	2001	Vice President Global Social Responsibility
John J. Huston	53	2002	Vice President Office of the Chairman
Franck J. Moison	54	2002	President Global Business Development and Technology
Delia H. Thompson	58	2002	Vice President Investor Relations
Philip A. Berry	58	2003	Vice President Global Workplace Initiatives
Edward J. Filusch	60	2003	Vice President and Corporate Treasurer
Edmund D. Toben	59	2003	Senior Vice President Global Information Technology and Business Services
Hector I. Erezuma	63	2005	Vice President Taxation
Daniel B. Marsili	47	2005	Vice President Global Human Resources
Gregory P. Woodson	56	2007	Vice President Chief Ethics and Compliance Officer
Nina D. Gillman	54	2008	Vice President Deputy General Counsel, Legal Specialty Groups, and Assistant Secretary
David R. Groener	53	2008	Vice President Global Supply Chain
Alec de Guillenchmidt	62	2008	President Colgate Europe and South Pacific
Rosemary Nelson	60	2008	Vice President Deputy General Counsel, Operations
Derrick E.M. Samuel	51	2008	President Global Technology
Justin Skala	48	2008	President Colgate Greater Asia

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years with the exception of Fabian T. Garcia, who joined Colgate in August 2003 as President, Asia/Pacific Division, and was elected an officer of the Company in December 2003. He previously served as Senior Vice President—International for the Timberland Company from April 2002 to August 2003 and was President of the Asia/Pacific Region of Chanel from August 1996 to December 2001.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors. There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information” included on page 78 of this report; the “Number of common shareholders of record” under the caption “Historical Financial Summary” included on page 79 of this report; and the securities authorized for issuance under our equity compensation plans under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 of this report.

Issuer Purchases of Equity Securities

For each of the three months in the quarter ended December 31, 2007, the Company repurchased its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock.

On January 30, 2008, the Company’s Board of Directors authorized a new share repurchase program (the 2008 Program) that replaced, as of the close of business on January 30, 2008, the 2006 Program. The 2008 Program authorizes the repurchase of up to 30 million shares of the Company’s common stock. As of December 31, 2007, the Company had approximately 509 million shares of common stock outstanding. The Board’s authorization also provided for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit plans. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2007:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the 2006 Program(3)
October 1 through 31, 2007	1,038,457	$72.39	995,523	5,506,068
November 1 through 30, 2007	5,078,968	$76.15	1,820,000	3,686,068
December 1 through 31, 2007	1,650,050	$79.21	1,630,000	2,056,068

Total	7,767,475		4,445,523

(1)

Includes share repurchases under the Company’s 2006 Program and those associated with certain employee elections under the Company’s compensation and benefit programs. On October 3, 2007, the Company repurchased 435,523 shares at a weighted-average price of $71.57 from the Colgate-Palmolive Employees Retirement Income Plan in a private transaction.

(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 3,321,952 shares, all of which relate to shares deemed tendered or surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

(3)	The maximum number of shares reflects the 30 million shares authorized for repurchase under the 2006 Program less the cumulative number of shares that have been purchased under that program.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included on page 79 of this report.

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

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through four reportable operating segments: North America, Latin America, Europe/South Pacific and Greater Asia/Africa, all of which sell to a variety of retail and wholesale customers and distributors. In the Pet Nutrition segment, Hill’s also competes on a worldwide basis, selling its products principally through the veterinary profession and specialty pet retailers.

On an on-going basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

The investments needed to fund this growth are developed through continuous, company-wide initiatives to lower costs and increase effective asset utilization. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

Consistent with the Company’s strategy to prioritize higher margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its household bleach businesses in Latin America and Canada. The transaction closed in Canada during the fourth quarter of 2006. In the Latin American countries, the transaction closed during the first quarter of 2007 with the exception of Colombia, where the transaction did not receive regulatory approval and the parties have agreed not to proceed with the sale. Also consistent with this strategy the Company divested its North American and Southeast Asian heavy-duty laundry detergent brands during 2005.

(Dollars in Millions Except Per Share Amounts)

The Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc. in 2006. This acquisition allowed the Company to enter the fast-growing health and specialty trade channel in the U.S. where Tom’s of Maine toothpaste and deodorants are market leaders.

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). Once all projects are implemented, savings are projected to be in the range of $425 and $475 ($325 and $350 aftertax) annually, substantially all of which is expected to increase future cash flows.

Looking forward into 2008, while the Company expects market conditions to remain highly competitive, the Company believes it is well positioned for continued growth. As further explained in the “Outlook” section of Part II, Item 7, of this report, over the long-term, the Company’s continued focus on its consumer products business, the strength of its global brand names, its broad international presence in both developed and developing markets and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Net Sales

Worldwide Net sales were $13,789.7 in 2007, up 12.5% from 2006 driven by volume growth of 6.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 5.0%. The divestments of the Latin American and Canadian household bleach businesses in 2007 and 2006, respectively, reduced sales growth for the year ended December 31, 2007, by 0.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% in 2007 on volume growth of 7.0%.

Net sales in the Oral, Personal and Home Care segment were $11,930.6 in 2007, up 13.0% from 2006 driven by volume growth of 7.0%, net selling price increases of 0.5% and a positive foreign exchange impact of 5.5%. The divestments of the Latin American and Canadian household bleach businesses reduced sales growth for the year ended December 31, 2007, by 0.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.5% in 2007 on volume growth of 7.5%.

Net sales in Hill’s Pet Nutrition were $1,859.1 in 2007, up 11.5% from 2006 driven by volume growth of 3.5%, net selling price increases of 5.5% and a positive foreign exchange impact of 2.5%.

In 2006, worldwide Net sales were $12,237.7, up 7.5% from 2005 driven by volume growth of 5.5%, an increase in net selling prices of 1.5% and a positive foreign exchange impact of 0.5%. The 2005 divestment of the Company’s heavy-duty laundry detergent business in North America and Southeast Asia reduced sales growth for the year ended December 31, 2006, by 1.5% versus the comparable period of 2005. Excluding the impact of the 2005 divestments, sales increased 9.0% in 2006 on volume growth of 7.0%.

Gross Profit

Worldwide gross profit margin was 56.2% in 2007, 54.8% in 2006 and 54.4% in 2005. In 2007, Gross profit benefited from a continued focus on cost-savings programs, lower charges related to the 2004 Restructuring Program and the shift toward higher margin products, which more than offset the impact of higher raw and

(Dollars in Millions Except Per Share Amounts)

packaging material costs. The increase in gross profit margin in 2006 from 2005 was driven by the benefits from higher pricing, a continued focus on cost-savings programs and a shift towards higher margin products, which more than offset the impact of higher raw and packaging material costs and increased charges related to the 2004 Restructuring Program.

Restructuring and related implementation charges incurred under the 2004 Restructuring Program included in Cost of sales for the years ended December 31, 2007, 2006 and 2005 were $153.8, $196.2 and $100.2, respectively. These charges included ramp-down costs related to the closure of existing manufacturing facilities, start-up costs for new manufacturing facilities, accelerated depreciation and certain employee termination benefits. The 2004 Restructuring Program lowered the reported gross profit margin by 110 basis points (bps), 160 bps and 90 bps in 2007, 2006 and 2005, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin increased to 57.3% in 2007 as compared to 56.4% in 2006 and 55.3% in 2005.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges” below and Note 4 to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of Net sales were 36.1% in 2007, 35.6% in 2006 and 34.4% in 2005. The 50 bps increase in 2007 was driven primarily by increased advertising (40 bps) and an increase in shipping and handling costs. Advertising increased 17% to $1,545.7 as compared to 2006, on top of an 11% increase in the year-ago period. During 2007, the increase in gross profit margin and other savings programs funded an increase in advertising, supporting new product launches and helping increase market shares throughout the world. Selling, general and administrative expenses as a percentage of sales in 2006 increased by a net 120 bps as compared to 2005, primarily due to increased advertising (30 bps), charges related to the Company’s 2004 Restructuring Program (40 bps) and incremental stock-based compensation expense recognized as a result of adopting Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) (60 bps). Selling, general and administrative expenses include charges related to the 2004 Restructuring Program of $49.1 in 2007, $46.1 in 2006 and $1.8 in 2005.

Other (Income) Expense, Net

Other (income) expense, net was $121.3, $185.9 and $69.2 in 2007, 2006 and 2005, respectively. The components of Other (income) expense, net are presented below:

	2007	2006	2005
Minority interest	$67.1	$57.5	$55.3
Amortization of intangible assets	18.2	16.3	15.6
Equity (income)	(3.7)	(3.4)	(2.0)
Gains on sales of non-core product lines, net	(48.6)	(46.5)	(147.9)
2004 Restructuring Program	55.6	153.1	80.8
Hill’s limited voluntary recall	12.6	—	—
Pension and other retiree benefits SFAS 88 charges	15.4	—	34.0
Investment losses (income)	(1.5)	(5.7)	19.7
Other, net	6.2	14.6	13.7

Total Other (income) expense, net	$121.3	$185.9	$69.2

As noted in the preceding table, Other (income) expense, net in 2007 included a gain on the sale of the Company’s household bleach business in Latin America, which was offset by charges related to the Company’s 2004 Restructuring Program, the limited voluntary recall of certain Hill’s Pet Nutrition feline products (see the

(Dollars in Millions Except Per Share Amounts)

“Segment Results” section, below, for further information regarding the voluntary recall) and pension and other retiree benefits. The charges associated with pension and other retiree benefits were primarily a result of lump sum payments of normal retirement benefits associated with a nonqualified retirement plan in the U.S. as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits” (SFAS 88 charges).

Other (income) expense, net in 2006 included a gain on the sale of the Company’s household bleach business in Canada, which was more than offset by charges related to the Company’s 2004 Restructuring Program.

Other (income) expense, net in 2005 included a gain on the sale of heavy-duty laundry detergent businesses in North America and Southeast Asia, which was partially offset by charges related to the Company’s 2004 Restructuring Program and pension and other retiree benefits. The charges associated with pension and other retiree benefits were primarily a result of the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. as required by SFAS 88.

Investment losses (income) consisted of gains and losses on foreign currency contracts, principally due to declines and increases in the fair value of foreign-denominated deposits, which are economic hedges of certain foreign currency debt but do not qualify for hedge accounting.

Operating Profit

In 2007, Operating profit increased 23% to $2,653.1 as compared to $2,160.5 in 2006 and decreased 2% in 2006 as compared to $2,215.0 in 2005. All years presented benefited from sales growth and cost-saving initiatives. The increase in 2007 was primarily due to a higher gross profit margin and a decrease in charges related to the 2004 Restructuring Program of $136.9. These items were partially offset by higher advertising, the negative impact of SFAS 88 charges and the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

In 2006, Operating profit decreased 2% to $2,160.5 as compared to $2,215.0 in 2005, primarily due to an increase in charges related to the 2004 Restructuring Program of $212.6, lower gains on sale of non-core product lines of $101.4 and incremental stock-based compensation expense of $69.8 recognized as a result of adopting SFAS 123R, partially offset by a higher gross profit margin. Operating profit in 2005 included $34.0 of charges related to the re-measurement of certain pension obligations; there was no comparable amount in 2006.

Interest Expense, Net

Interest expense, net was $156.6 in 2007 compared with $158.7 in 2006 and $136.0 in 2005. The increase in Interest expense, net from 2005 to 2006 was primarily due to higher average interest rates in 2006.

Income Taxes

The effective income tax rate was 30.4% in 2007, 32.4% in 2006 and 35.0% in 2005. The tax rate in all years was impacted by the benefits of global tax planning strategies, the Company’s 2004 Restructuring Program, gains on asset sales and other one-time items. The 2007 effective tax rate of 30.4% reflects a 300 bps reduction from the recognition of $73.9 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6 that was partially offset by tax provisions for the recapitalization of certain overseas subsidiaries and an increase of 40 bps from the impact of the Company’s 2004 Restructuring Program and 10 bps from the sale of the household bleach business in Latin America. The 2006 effective income tax rate of 32.4% reflects an 80 bps increase from the impact of the Company’s 2004 Restructuring Program and a decrease of 30 bps from the sale of the household bleach business in Canada. Also increasing the 2007 effective rate is the cost associated with higher remittances from overseas subsidiaries and the one-time impact of statutory tax rate changes in certain overseas subsidiaries.

(Dollars in Millions Except Per Share Amounts)

The impact of the 2004 Restructuring Program on the effective income tax rate for an individual period will depend upon the projects and the related tax jurisdictions involved. The tax benefit derived from the charges incurred in 2007, 2006 and 2005 for the 2004 Restructuring Program was at a rate of 28.9%, 27.6% and 20.6%, respectively. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

For additional information regarding the Company’s income taxes, refer to Note 11 to the Consolidated Financial Statements.

Net Income

Net income was $1,737.4 in 2007 or $3.20 per share on a diluted basis compared with $1,353.4 in 2006 or $2.46 per share and $1,351.4 in 2005 or $2.43 per share. Net income in 2007 included a $29.7 ($0.05 per share) gain on the sale of the household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were more than offset by $183.7 ($0.34 per share) of charges related to the Company’s 2004 Restructuring Program, $10.0 ($0.02 per share) of SFAS 88 charges and $8.2 ($0.01 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Net income in 2006 included a $38.2 ($0.07 per share) gain on the sale of the household bleach business in Canada, which was more than offset by $286.3 ($0.52 per share) of charges related to the Company’s 2004 Restructuring Program and $48.1 ($0.09 per share) of incremental stock-based compensation charges due to the adoption of SFAS 123R as compared to 2005. In 2005, Net income was impacted by a net aftertax charge of $115.2 ($0.21 per share) related to the 2004 Restructuring Program, gains on sales of certain non-core product lines, income tax expense for the incremental repatriation of foreign earnings related to The American Jobs Creation Act of 2004 (the AJCA) and certain pension charges.

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

Worldwide Net Sales by Business Segment and Geographic Region

	2007	2006	2005
Oral, Personal and Home Care
North America	$2,720.8	$2,590.8	$2,509.8
Latin America	3,488.9	3,019.5	2,623.8
Europe/South Pacific	3,383.3	2,952.3	2,845.9
Greater Asia/Africa	2,337.6	2,006.0	1,897.2

Total Oral, Personal and Home Care	11,930.6	10,568.6	9,876.7
Pet Nutrition	1,859.1	1,669.1	1,520.2

Total Net sales	$13,789.7	$12,237.7	$11,396.9

(Dollars in Millions Except Per Share Amounts)

Worldwide Operating Profit by Business Segment and Geographic Region

	2007	2006	2005
Oral, Personal and Home Care
North America	$666.8	$550.1	$545.7
Latin America	1,006.0	872.9	698.0
Europe/South Pacific	763.8	681.2	619.8
Greater Asia/Africa	362.8	278.7	245.5

Total Oral, Personal and Home Care	2,799.4	2,382.9	2,109.0
Pet Nutrition	487.8	447.9	412.8
Corporate	(634.1)	(670.3)	(306.8)

Total Operating profit	$2,653.1	$2,160.5	$2,215.0

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management, and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 has been reclassified to conform to the new reporting structure.

North America

Net sales in North America increased 5.0% in 2007 to $2,720.8 on 4.0% volume growth, net selling price increases of 0.5% and a 0.5% positive impact of foreign exchange. The divestment of the Canadian household bleach business reduced 2007 sales growth by 1.5% versus the comparable period of 2006. Excluding the impact of this divestment, sales increased 6.5% in 2007 on volume growth of 5.5%. The May 2006 acquisition of Tom’s of Maine, Inc. contributed approximately 0.5% to North American Net sales and volume growth in 2007. New product launches including Colgate Total Advanced Clean and Colgate Max Fresh BURST toothpastes contributed to growth in oral care throughout the region, along with continued success of the Colgate 360° and Colgate 360° Sensitive manual toothbrushes. Successful products in other categories contributing to growth included Irish Spring body wash for men, Softsoap brand Nutra-Oil moisturizing body wash, Mennen Speed Stick 24/7 deodorant, Fabuloso liquid cleaner, Suavitel fabric conditioner and Irish Spring bar soap. In 2006, Net sales in North America increased 3.0% to $2,590.8 on volume growth of 3.5% and positive impact of foreign exchange of 0.5%, offset by a 1.0% reduction in net selling prices. The divestment of the heavy-duty laundry detergent business reduced 2006 sales growth by 3.5% versus the comparable period of 2005. Excluding the impact of this divestment, Net sales increased 6.5% in 2006 on volume growth of 7.0%. The May 2006 acquisition of Tom’s of Maine, Inc. contributed 1.0% to North American Net sales and volume growth in 2006.

Operating profit in North America increased 21% in 2007 to $666.8, due to increased sales and gross profit margins as a result of improved product mix and the benefits of the 2004 Restructuring Program and other cost-savings programs, which more than offset the increased level of advertising. In 2006, Operating profit in North America increased 1% to $550.1, even after absorbing the negative profit impact of the 2005 detergent divestment and increased commercial investment.

Latin America

Net sales in Latin America increased 15.5% in 2007 to $3,488.9 as a result of 9.0% volume growth, net selling price increases of 2.5% and 4.0% positive impact of foreign exchange. The divestment of the Latin American household bleach businesses reduced 2007 sales growth by 1.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 17.0% in 2007 on volume growth of 10.5%.

(Dollars in Millions Except Per Share Amounts)

Volume gains were led by Brazil, Venezuela, Argentina and Central America. Strong sales of Colgate Total Professional Clean, Colgate Sensitive and Colgate Max White toothpastes and Colgate 360° and Colgate 360° Sensitive manual toothbrushes contributed to volume gains throughout the region. Successful products in other categories contributing to growth included Colgate Plax Alcohol Free and Colgate Plax Ice mouthwashes, Palmolive Naturals Yogurt and Fruits, Palmolive Nutri-Milk and Protex Deo 12 bar soaps, Axion Tri-Cloro dish liquid, Lady Speed Stick Double Defense multi-form deodorant, Palmolive Caprice shampoo and Palmolive Nutri-Milk shower gel. In 2006, Net sales in Latin America increased 15.0% to $3,019.5 as a result of 10.0% volume growth, increases in net selling prices of 4.0% and a positive foreign exchange impact of 1.0%.

Operating profit in Latin America increased 15% to $1,006.0 in 2007 as a result of sales growth, which more than offset increased levels of advertising and higher shipping and handling costs. In 2006, Operating profit in Latin America increased 25% to $872.9, benefiting from increased sales and higher gross profit margins, which more than offset the increased level of advertising.

Europe/South Pacific

Net sales in Europe/South Pacific increased 14.5% in 2007 to $3,383.3 as a result of 6.5% volume growth and 10.0% positive impact of foreign exchange, offset by a 2.0% reduction in net selling prices. Volume gains were led by the United Kingdom, France, Denmark, Poland, Spain, Greece, Australia and the GABA business. Successful products driving these gains include Colgate Total and Colgate Max Fresh toothpastes and Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes. Successful products in other categories contributing to growth included Colgate 360° Sonic Power battery toothbrush, Colgate Plax Whitening mouth rinse, Palmolive Pure Cashmere and Palmolive Aromatherapy Happyful shower gels, Palmolive Soft and Gentle Eden deodorant, and Ajax Professional bucket dilutable and Ajax Professional glass cleaners. In 2006, Net sales in Europe/South Pacific increased 3.5% to $2,952.3 as a result of 4.0% volume growth and 0.5% positive impact of foreign exchange, offset by a 1.0% reduction in net selling prices. The 2005 divestment reduced 2006 sales growth by 1.0% versus the comparable period in 2005. Excluding the 2005 divestment, Net sales increased 4.5% in 2006 on volume gains of 5.0%.

Operating profit in Europe/South Pacific increased 12% to $763.8 in 2007, reflecting increased sales and gross profit margins, partially offset by higher commercial investment and increased shipping and handling costs. In 2006, Operating profit increased 10% to $681.2 as a result of volume growth and on-going cost-control initiatives, partially offset by an increased level of advertising.

Greater Asia/Africa

Net sales in Greater Asia/Africa increased 16.5% in 2007 to $2,337.6 on volume gains of 8.5%, an increase in net selling prices of 1.5% and 6.5% positive impact of foreign exchange. Volume gains were led by India, Russia, Malaysia, South Africa, the Gulf States and the Greater China region. Successful new products driving the oral care growth include Colgate Total Professional Clean, Colgate Herbal Seabuckthorn, Colgate Herbal Gel and Darlie Double Action toothpastes and Colgate 360°, Colgate 360° Sensitive and Colgate Twister Fresh manual toothbrushes. Successful products in other categories contributing to growth included Palmolive Vitamins and Oil shower gel, Palmolive Thermal Spa Seabuckthorn shower gel, bar soap and liquid hand soap, Palmolive Pure Cashmere shower cream and bar soap and Lady Speed Stick for Teens multi-form deodorant. In 2006, Net sales in Greater Asia/Africa increased 5.5% to $2,006.0 on volume gains of 2.5%, an increase in net selling prices of 2.0% and 1.0% positive impact of foreign exchange. The divestment of the heavy-duty laundry detergent business reduced 2006 sales growth by 5.0% versus the comparable period of 2005. Excluding the impact of this divestment, Net sales increased 10.5% in 2006 on volume growth of 7.5%.

Operating profit in Greater Asia/Africa increased 30% in 2007 and 14% in 2006. Both years benefited from increased sales and gross profit margins, partially offset by an increased level of advertising.

(Dollars in Millions Except Per Share Amounts)

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 11.5% in 2007 to $1,859.1 on volume gains of 3.5%, an increase in net selling prices of 5.5% and 2.5% positive impact of foreign exchange. Sales growth within the U.S. specialty pet channel was driven by Science Diet Adult Large Breed Canine, Science Diet Lamb Meal & Rice Adult Small Bites Canine and Science Diet Nature’s Best Canine with upgraded all natural ingredients. Science Diet Indoor Cat and Science Diet Light contributed to growth in feline products. Prescription Diet c/d Multicare Feline, Prescription Diet j/d Canine and new Prescription Diet Hypoallergenic Treats for dogs and cats contributed to growth in the U.S. veterinary channel. Internationally, growth was led by South Africa, the Nordic region, Australia, Spain and Russia. New pet food products contributing to the international growth include Prescription Diet j/d Light Canine, Science Plan Chunks in Gravy Feline pouches and Prescription Diet c/d Multicare Feline. In 2006, Net sales for Hill’s Pet Nutrition increased 10.0% to $1,669.1 on volume gains of 6.0% and an increase in net selling prices of 4.5%, offset by a 0.5% negative impact of foreign exchange.

Like most major North American pet food producers, Hill’s Pet Nutrition was affected by the U.S. Food and Drug Administration’s pet food recall in March 2007. Hill’s took the precaution of conducting a voluntary recall of a small number of its products that may have been affected. These products accounted for less than 0.5% of Hill’s Pet Nutrition’s annual Net sales. The related sales loss did not have a significant impact on the Company’s 2007 annual Net sales or Operating profit. Hill’s Pet Nutrition’s Operating profit for 2007 does not reflect the impact of the recall as these costs have been included in the Corporate segment.

Operating profit increased 9% to $487.8 in 2007 due to increased sales offset by higher agricultural commodities costs. In 2006, Operating profit grew 9% to $447.9 due to increased sales, partially offset by higher advertising.

Corporate

Operating profit (loss) for the Corporate segment was ($634.1), ($670.3) and ($306.8) for 2007, 2006 and 2005, respectively. Corporate operations include research and development costs, Corporate overhead costs, stock-based compensation related to stock options and restricted stock awards, restructuring and related implementation costs, gains and losses on sales of non-core product lines and assets and certain SFAS 88 charges. The components of Operating profit (loss) for the Corporate segment are presented below:

	2007	2006	2005
Gains on sales of non-core product lines, net	$48.6	$46.5	$147.9
2004 Restructuring Program	(258.5)	(395.4)	(182.8)
Pension and other retiree benefits SFAS 88 charges	(15.4)	—	(24.8)
Hill’s limited voluntary recall	(13.6)	—	—
Corporate overhead cost and other, net	(395.2)	(321.4)	(247.1)

Total Corporate Operating profit (loss)	$(634.1)	$(670.3)	$(306.8)

Corporate Operating profit (loss) in 2007 decreased as compared to 2006, primarily due to lower charges related to the 2004 Restructuring Program, offset by higher costs resulting from supply chain globalization initiatives implemented under the Company’s 2004 Restructuring Program and increases in research and development costs and other new product initiatives. In addition, 2007 includes the negative impact of SFAS 88 charges and the negative impact of the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

The increase in Corporate Operating profit (loss) in 2006 as compared to 2005 was primarily driven by higher restructuring charges and incremental stock-based compensation of $69.8 recognized as a result of adopting SFAS 123R and lower gains on the sale of certain non-core product lines. In 2005, Corporate Operating profit (loss) included the remeasurement of certain pension obligations as required by SFAS 88.

(Dollars in Millions Except Per Share Amounts)

Corporate Operating profit (loss) includes charges related to the 2004 Restructuring Program of $258.5 in 2007, $395.4 in 2006 and $182.8 in 2005. Charges related to the 2004 Restructuring Program were higher in 2006 as a result of the charges related to the voluntary early retirement program applicable to certain U.S. employees, which was implemented in 2006.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges,” below, and Note 4 to the Consolidated Financial Statements.

Net sales and volume growth both worldwide and in relevant geographic divisions are discussed in this Form 10-K both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors as they allow comparisons of Net sales and volume growth from on-going operations. Worldwide Gross profit margin is discussed in this Form 10-K both on a GAAP basis and excluding the impact of restructuring charges (non-GAAP). Management believes this non-GAAP financial measure provides useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and is useful for period-over-period comparisons of such operations. While the Company believes that this financial measure is useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP.

Restructuring and Related Implementation Charges

2004 Restructuring Program

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. As part of this program, the Company anticipates streamlining its global supply chain through the rationalization of approximately one-third of its manufacturing facilities and the closure of certain warehousing facilities and plans to centralize its purchasing and other business support functions. Business-building initiatives include enhancing and reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets.

On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. The estimated cost in 2008 is between $95 and $170 ($70 and $125 aftertax). Once all projects are implemented, savings are projected to be in the range of $425 and $475 ($325 and $350 aftertax) annually, substantially all of which is expected to increase future cash flows.

During 2004, in connection with the initial phase of the program, the Company announced the closing or reconfiguration of eight manufacturing facilities in North America, Greater Asia/Africa, Europe and Latin America and the realignment of marketing and sales organizations in Europe/South Pacific and Greater Asia/

(Dollars in Millions Except Per Share Amounts)

Africa. During 2005, the Company commenced additional projects, the more significant of which related to changes being implemented in its European and North American manufacturing networks. These changes will allow the Company to manufacture toothpaste more cost effectively, by taking advantage of state-of-the-art technologies.

The Company is in the process of consolidating toothpaste production in Europe, which is currently located at five company sites, into a new state-of-the-art manufacturing facility in Poland. Upon completion of the consolidation project within 2008, toothpaste manufacturing is expected to cease at the Company’s facilities in Salford, United Kingdom; Brasov, Romania and Gebze, Turkey. Toothpaste manufacturing has already ceased at Anzio, Italy. Other manufacturing activities will continue at these sites, except the Salford facility, which is expected to be closed. In North America, the Company ceased production at its Jeffersonville, Indiana, plant in December 2007 and transferred production of the Company’s market-leading Colgate Total toothpaste to a new state-of-the-art facility in Morristown, Tennessee, and relocated other production and administrative services performed at Jeffersonville to other facilities. The Company’s Kansas City, Kansas facility, formerly the site of U.S. bar soap production, was closed in late 2006 and all production was transitioned to a U.S. third-party manufacturer.

In 2006, the Company continued with the implementation of previously announced projects, most notably the changes being implemented in its European and North American manufacturing networks. In addition, the Company implemented several other projects, including a voluntary early retirement program in the United States, enabling the Company to continue to re-align organizational resources consistent with its business-building goals. Also consistent with its global manufacturing strategy, the Company initiated the closure of its toothbrush facility in Puerto Rico. During 2007, the Company continued to exit certain manufacturing activities and to re-align organizational resources in various locations throughout the world consistent with its business-building goals.

For the years ended December 31, 2007, 2006 and 2005 restructuring and implementation-related charges are reflected in the income statement as follows:

	2007	2006	2005
Cost of sales	$153.8	$196.2	$100.2
Selling, general and administrative expenses	49.1	46.1	1.8
Other (income) expense, net	55.6	153.1	80.8

Total 2004 Restructuring Program charges, pretax	$258.5	$395.4	$182.8

Total 2004 Restructuring Program charges, aftertax	$183.7	$286.3	$145.1

Restructuring charges in the preceding table are recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)

Total 2007 charges relate to the 2004 Restructuring Program in North America (36%), Europe/South Pacific (22%), Latin America (3%), Greater Asia/Africa (14%) and Corporate (25%). Total program-to-date accumulated charges relate to the 2004 Restructuring Program in North America (38%), Europe/South Pacific (29%), Latin America (4%), Greater Asia/Africa (9%) and Corporate (20%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $905.4 ($663.1 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges as of December 31, 2007
Termination Benefits	$393.8
Incremental Depreciation	201.5
Asset Impairments	59.1
Other	251.0

Total cumulative 2004 Restructuring Program charges, pretax	$905.4

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the closing of the Jeffersonville, Indiana, oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico, Senegal and Kansas City, Kansas; and the realignment of sales, administrative and research and development functions in various locations around the world.

The following table summarizes the activity for the restructuring charges discussed above and related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	58.6	65.3	30.2	28.7	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Charges against assets	(11.4)	(65.3)	(30.2)	(6.4)	(113.3)
Other	(1.4)	—	—	4.2	2.8
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Charges	80.9	41.4	0.3	135.9	258.5
Cash payments	(65.3)	—	—	(137.4)	(202.7)
Charges against assets	(14.1)	(41.4)	(0.3)	(4.6)	(60.4)
Other	(2.2)	—	—	3.6	1.4
Foreign exchange	1.9	—	—	0.2	2.1

Balance at December 31, 2007	$54.6	$—	$—	$9.0	$63.6

(Dollars in Millions Except Per Share Amounts)

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements of $14.1 and $98.4 in 2007 and 2006, respectively, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. In 2007 and 2006, Termination benefits also include $2.2 and $10.0, respectively, of charges related to other retiree benefit enhancements and are reflected in Other charges as an increase to other retiree benefit liabilities. In 2007 and 2006, the Company made voluntary contributions of $34.5 and $85.0, respectively, to partially fund this obligation. The Company anticipates that it will continue to make incremental cash contributions to its plans in order to fund its restructuring-related pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges primarily consist of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. For the year ended December 31, 2007 charges related to start-up costs for new manufacturing facilities were $33.2, and costs incurred for the development and implementation of new business and strategic initiatives were $37.9. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $40.7 of charges related to start-up costs for new manufacturing facilities and $70.3 of costs for the development and implementation of new business and strategic initiatives. All costs relating to start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

Liquidity and Capital Resources

The Company expects cash flow from operations and existing credit facilities will be sufficient to meet foreseeable business operating and recurring cash needs (including dividends, capital expenditures, planned stock repurchases and restructuring payments). The Company’s strong cash-generating capability and financial condition also allow it broad access to financial markets worldwide.

Cash Flow

Net cash provided by operations in 2007 was $2,203.7 as compared with $1,821.5 in 2006 and $1,784.4 in 2005. The increase in 2007 reflects the Company’s improved profitability, decreased spending related to the 2004 Restructuring Program and changes in working capital, offset by a decrease in net deferred income tax liabilities.

The Company’s working capital as a percentage of Net sales improved to 2.2% in 2007 as compared with 2.3% in 2006. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital changes were driven by higher levels of payables and accruals, primarily due to the timing of tax payments and higher advertising, offset by higher accounts receivable and inventory balances. Higher balances in accounts receivable were due primarily to higher Net sales in 2007. Days sales outstanding decreased slightly as compared to 2006. The inventory days coverage ratio increased to 73 in 2007 as compared to 69 in 2006 to ensure continued product supply during plant closings under the 2004 Restructuring Program.

(Dollars in Millions Except Per Share Amounts)

With the progression of the 2004 Restructuring Program, pretax restructuring charges decreased $136.9, and cash spending decreased $12.8 in 2007 relative to the comparable period of 2006. Substantially all of the restructuring accrual at December 31, 2007, will be paid out before year end 2008. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $528.3 of cash during 2007 compared with uses of $620.4 and $220.7 during 2006 and 2005, respectively. The decrease in uses as compared to 2006 is primarily due to lower payments for acquisitions and higher proceeds from the sale of property and non-core product lines, partially offset by higher capital expenditures.

In 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5. In 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Additionally, in 2006 the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. In 2005, the Company increased its ownership interests in certain subsidiaries to 100% at a cost of $38.5, primarily related to its Malaysia subsidiary.

Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities include proceeds from the sale of certain non-core product lines. Investing activities in 2007 include $66.5 of net proceeds from the sale of the Company’s Latin American household bleach business and $43.2 of proceeds from the sale of other property related to the 2004 Restructuring Program. Investing activities include $55.0 of proceeds from the sale of the Company’s Canadian household bleach business in 2006 and $215.6 of proceeds from the sale of the Company’s Southeast Asian and North American heavy-duty detergent brands in 2005.

Capital expenditures were $583.1, $476.4 and $389.2 for 2007, 2006 and 2005, respectively. Capital spending is trending upwards as a result of the Company’s multi-year restructuring and business-building program and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2008 are expected to remain consistent at an annual rate of approximately 4.5% of Net sales.

Financing activities used $1,754.4 of cash during 2007 compared to $1,059.0 and $1,524.4 during 2006 and 2005, respectively. The increase in 2007 was primarily due to higher purchases of treasury shares and a net reduction of debt. The decrease in 2006 was primarily related to proceeds from exercise of stock options and proceeds from debt.

The Company repurchases common shares in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. In October 2004, the Board of Directors authorized the Company to purchase up to 20 million shares of the Company’s common stock through December 31, 2005 (the 2004 Program) and, in December 2005, the Board of Directors extended this authorization through March 31, 2006. The Company completed this program in the first quarter of 2006. In March 2006, the Board of Directors approved a new stock repurchase program (the 2006 Program) under which the Company may purchase up to 30 million common shares. On January 30, 2008, the Board of Directors authorized a new stock repurchase program (the 2008 Program) that replaces the 2006 Program and authorizes the Company to purchase up to 30 million common shares. Aggregate repurchases in 2007 included 15.8 million common shares under the 2006 Program and 5.0 million common shares to fulfill the requirements of compensation and benefit plans for a total purchase price of $1,269.4. Aggregate repurchases in 2006 included 14.0 million common shares under the 2004 and 2006 Programs and 1.0 million common shares to fulfill the requirements of compensation and benefit plans for a total purchase price of $884.7. Aggregate repurchases in 2005 included 14.0 million common shares under the 2004 Program and 1.1 million common shares to fulfill the requirements of compensation and benefit plans for a total purchase price of $796.2.

Dividend payments in 2007 were $749.6, up from $677.8 in 2006 and $607.2 in 2005. Common stock dividend payments increased to $1.40 per share in 2007 from $1.25 per share in 2006 and $1.11 per share in

(Dollars in Millions Except Per Share Amounts)

2005. The Series B Preference Stock dividend payments increased to $11.20 per share in 2007 from $10.00 per share in 2006 and $8.88 per share in 2005. Management currently intends to continue to pay dividends at increasing annual amounts per share from cash provided by operations.

In 2005, financing activities reflect a cash payment of $89.7 to an outside investor as a result of the discontinuation of a financing subsidiary of the Company. The Company previously had a financing subsidiary with outside equity investors, the purpose of which was to purchase some of the Company’s receivables and thereby give the Company access to additional sources of capital. The subsidiary, including such receivables, was consolidated and the amounts invested by outside investors were reported as a minority interest.

Long-term debt decreased to $3,360.0 as of December 31, 2007 as compared to $3,497.1 as of December 31, 2006 and total debt decreased to $3,515.9 as of December 31, 2007 as compared to $3,671.2 as of December 31, 2006. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service. During 2007, the Company issued 250 million of Euro-denominated medium term notes (approximately $365 at the December 31, 2007 exchange rate) maturing in June 2014, at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S.-denominated commercial paper. During 2005, the Company issued 250 million of Swiss franc-denominated five-year bonds (approximately $221 at the December 31, 2007 exchange rate) at a fixed rate of 1.9%.

Domestic and foreign commercial paper outstanding was $478.8 and $651.6 as of December 31, 2007 and 2006, respectively, and is denominated in U.S. dollars, Swiss francs and Canadian dollars. The maximum commercial paper outstanding during 2007 and 2006 was approximately $1,700 and $1,400, respectively. The average daily balance outstanding for U.S. dollar-denominated commercial paper in 2007 and 2006 was $872.0 and $766.1, respectively. These borrowings carry a Standard & Poor’s rating of A-1+ and a Moody’s Investors Service rating of P-1. At December 31, 2007 and 2006, commercial paper and certain current maturities of notes payable totaling $478.8 and $674.0, respectively, were classified as long-term debt, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

At December 31, 2007, the Company had access to unused domestic and foreign lines of credit of $2,752.3 and also had $1,052.2 of medium-term notes available for issuance pursuant to an effective shelf registration statement. The Company’s domestic lines of credit include a five-year revolving credit facility of $1,500.0, which was extended an additional year in the fourth quarter of 2007 and now expires in November 2012. These domestic lines are available for general corporate purposes and to support commercial paper issuance.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP) that are guaranteed by the Company and certain amounts payable to banks contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2007:

	Total	Payments Due by Period
		2008	2009	2010	2011	2012	Thereafter
Long-term debt including current portion(1)	$3,352.4	$615.8	$99.6	$311.0	$621.1	$333.2	$1,371.7
Net cash interest payments on long-term debt(2)	1,619.6	202.6	136.4	128.3	119.8	79.2	953.3
Capitalized leases	7.6	1.1	1.2	1.1	1.1	1.1	2.0
Operating leases	590.4	134.9	117.3	88.4	68.3	66.2	115.3
Purchase obligations(3)	763.4	400.7	198.2	105.4	26.8	17.3	15.0

Total(4)	$6,333.4	$1,355.1	$552.7	$634.2	$837.1	$497.0	$2,457.3

(1)

Long-term debt due in 2008 includes $478.8 of commercial paper that has been classified as long-term debt as of December 31, 2007, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit that expire in 2012.

(2)

Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(3)

The Company has outstanding purchase obligations with suppliers at the end of 2007 for raw, packaging and other materials in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

(4)

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates,” below) and voluntary Company contributions. Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2015. Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2008, is approximately $95, including approximately $16 for other retiree benefit plans. These estimated cash requirements include approximately $53 of projected contributions to the Company’s postretirement plans and approximately $42 of projected benefit payments made directly to participants of unfunded plans.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business. While it is possible that the Company’s cash flows and results of operations in a particular period could be materially affected by the one-time impact of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows.

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

(Dollars in Millions Except Per Share Amounts)

techniques, including working capital management, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives or derivatives for trading purposes.

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company’s major foreign currency exposures involve the markets in Europe, Asia/Africa and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company manages its foreign currency exposures in these markets through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

The Company primarily utilizes currency forward contracts, cross-currency interest rate swaps, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases and assets and liabilities created in the normal course of business. From time to time, the Company hedges certain of its forecasted foreign currency transactions using forward contracts and currency options with durations no greater than 18 months.

Interest rate swaps and debt issuances are utilized to manage the Company’s targeted mix of fixed and floating rate debt and to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility.

The Company is exposed to price volatility related to raw materials used in production, such as resins, tallow, corn and soybeans. Futures and option contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. In 2007, the results of the Company’s commodity hedging activities were not material.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered remote as it is the Company’s policy to contract with diversified counterparties that have a long-term debt rating of AA-/Aa3 or higher.

Value at Risk

The Company’s risk management procedures include the monitoring of interest rate, foreign exchange and commodity price exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. Market exposures are evaluated using a value-at-risk (VAR) model and an earnings-at-risk (EAR) model that are intended to measure the maximum potential loss in interest rate, foreign exchange and commodity-based financial instruments, assuming adverse market conditions occur, given a 95% confidence level. Historical interest rates, foreign exchange rates and commodity prices are used to estimate the volatility and correlation of future rates.

The estimated maximum potential one-day loss in fair value of interest rate, foreign exchange rate or commodity-based instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2007 and 2006. The estimated maximum yearly loss in earnings due to interest rate, foreign exchange rate, or commodity-based instruments, calculated utilizing the EAR model, is not material to the Company’s results of operations in 2007 and 2006. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

(Dollars in Millions Except Per Share Amounts)

For information regarding the Company’s accounting policies for financial instruments and description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with certain requirements being effective in fiscal years beginning after 2008. The Company does not expect that SFAS 157 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating SFAS 160 and does not expect it will have a material impact on the Company’s financial position or results of operations.

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

(Dollars in Millions Except Per Share Amounts)

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs and inventories.

•

Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent of sales would have decreased by 790 bps from 56.2% to 48.3% in 2007 and decreased 770 bps and 750 bps in 2006 and 2005, respectively, with no impact on reported earnings.

•

The Company accounts for inventories using both the first-in, first-out (FIFO) method (approximately 80% of inventories) and the last-in, first-out (LIFO) method (approximately 20% of inventories). There would have been no impact on reported earnings for 2007, 2006 and 2005 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairment, uncertain tax positions, tax valuation allowances and legal and other contingencies.

•

In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. plans was 6.50%, 5.80% and 5.50% as of December 31, 2007, 2006 and 2005, respectively. Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA or better. The assumed long-term rate of return on plan assets for U.S. plans was 8.0% as of December 31, 2007, 2006 and 2005. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return. The historical rate of return for the U.S. plans for the most recent 15-year period was 9%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 33% in fixed income securities (which are expected to earn approximately 6% in the long-term), 63% in equity securities (which are expected to earn approximately 9.25% in the long-term) and 4% in real estate and other (which are expected to earn approximately 6% in the long-term). A 1% change in either the discount rate or the assumed rate of return on plan assets of the U.S. pension plans would cumulatively impact future Net income by approximately $10. A third assumption is the long-term rate of compensation, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.0% as of December 31, 2007, 2006 and 2005. (Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.)

•

The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 10% for 2008, declining 1% per year until reaching the ultimate assumed rate of increase of 5% per year. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by approximately $7.

•

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective method. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company uses the Black-

(Dollars in Millions Except Per Share Amounts)

Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards under SFAS 123R. The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2007, was $12.72. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from independent third-party sources, changes in these inputs could result in significant changes in fair value. A one-year change in term would result in a change in fair value of approximately 13%. A 1% change in volatility would change fair value by approximately 4%.

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

•	The recognition and measurement of uncertain tax positions involves consideration of the amounts and probabilities of various outcomes that could be realized upon ultimate settlement.

•

Tax valuation allowances are established to reduce tax assets such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income.

•

Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impact of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

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

Outlook

Looking forward into 2008, while the Company expects market conditions to remain highly competitive, it believes it is well positioned for continued growth. In order to further strengthen its competitive position and build market share, the Company anticipates continuing to prioritize investments in key categories and markets and increasing momentum against its strategic initiatives: getting closer to the consumer, the profession and our customers; effectiveness and efficiency in everything; innovation everywhere; and leadership. The 2004 Restructuring Program is designed to enhance the Company’s global leadership position in its core businesses. As part of the 2004 Restructuring Program, the Company is in the process of streamlining its global supply chain, reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other on-going cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

(Dollars in Millions Except Per Share Amounts)

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

Cautionary Statement on Forward-Looking Statements

In this report we may make statements that constitute or contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, tax rates and new product introductions among other matters. These statements are made on the basis of our views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements we make are not guarantees of future performance and that actual results may differ materially from anticipated results or expectations expressed in our forward-looking statements. For some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements, see “Risk Factors” in Item 1A.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk,” located on pages 27 and 28 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the “Index to Financial Statements,” which is located on page 39 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and has expressed an unqualified opinion in their report which appears on page 40 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed, the Company entered into an agreement with IBM in 2006 to provide certain procurement services globally and accounts payable services for Europe and North America. Pursuant to this agreement, management commenced the outsourcing of a portion of these activities in Europe and North America to IBM during the second quarter of 2007 and the third quarter of 2006, respectively. Management has implemented controls over the outsourced activities and continues to monitor the implementation by IBM. Accordingly, management believes that outsourcing these activities to IBM is not reasonably likely to have a material adverse effect on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I of this report.

Additional information required by this Item relating to directors and executive officers of the registrant and information regarding compliance with Section 16(a) of the Exchange Act and corporate governance is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)

Equity Compensation Plan Information

as of December 31, 2007

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	30,946(1)	$52(2)	27,235(3)
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	30,946	$52	27,235

(1)

Consists of 28,374 options outstanding and 2,572 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes weighted-average exercise price of stock options outstanding of $57 and restricted shares of $0.
(3)

Amount relates to options available for issuance under the Company’s Stock Option Plans. The amount of restricted shares available for issuance under the Incentive Stock Plan during any given calendar year is 0.25% of the Company’s common stock outstanding as of January 1 of such calendar year, plus any available restricted shares from prior years that were not granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2008 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See the “Index to Financial Statements,” which is located on page 39 of this report.

(b)	Exhibits.

See the exhibit index, which begins on page 80 of this report.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Date: February 28, 2008	By	/s/ IAN M. COOK
Ian M. Cook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/s/ IAN M. COOK	/s/ DENNIS J. HICKEY
Ian M. Cook President and Chief Executive Officer	Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/s/ STEPHEN C. PATRICK	John T. Cahill, Jill K. Conway,
Stephen C. Patrick Chief Financial Officer	Ian M. Cook, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, Reuben Mark, J. Pedro Reinhard, Stephen I. Sadove

/s/ ANDREW D. HENDRY Andrew D. Hendry as Attorney-in-Fact

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

CONSOLIDATED FINANCIAL STATEMENTS

For The Year Ended December 31, 2007

COLGATE-PALMOLIVE COMPANY

NEW YORK, NEW YORK 10022

Index to Financial Statements

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	40

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	41

Consolidated Balance Sheets as of December 31, 2007 and 2006	42

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2007, 2006 and 2005	43

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	44

Notes to Consolidated Financial Statements	45

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	77

Selected Financial Data

Market and Dividend Information	78

Historical Financial Summary	79

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2008

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2007	2006	2005
Net sales	$13,789.7	$12,237.7	$11,396.9
Cost of sales	6,042.3	5,536.1	5,191.9

Gross profit	7,747.4	6,701.6	6,205.0
Selling, general and administrative expenses	4,973.0	4,355.2	3,920.8
Other (income) expense, net	121.3	185.9	69.2

Operating profit	2,653.1	2,160.5	2,215.0
Interest expense, net	156.6	158.7	136.0

Income before income taxes	2,496.5	2,001.8	2,079.0
Provision for income taxes	759.1	648.4	727.6

Net income	$1,737.4	$1,353.4	$1,351.4

Earnings per common share, basic	$3.35	$2.57	$2.54

Earnings per common share, diluted	$3.20	$2.46	$2.43

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2007	2006
Assets
Current Assets
Cash and cash equivalents	$428.7	$489.5
Receivables (net of allowances of $50.6 and $46.4, respectively)	1,680.7	1,523.2
Inventories	1,171.0	1,008.4
Other current assets	338.1	279.9

Total current assets	3,618.5	3,301.0

Property, plant and equipment, net	3,015.2	2,696.1
Goodwill, net	2,272.0	2,081.8
Other intangible assets, net	844.8	831.1
Other assets	361.5	228.0

Total assets	$10,112.0	$9,138.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$155.9	$174.1
Current portion of long-term debt	138.1	776.7
Accounts payable	1,066.8	1,039.7
Accrued income taxes	262.7	161.5
Other accruals	1,539.2	1,317.1

Total current liabilities	3,162.7	3,469.1

Long-term debt	3,221.9	2,720.4
Deferred income taxes	264.1	309.9
Other liabilities	1,177.1	1,227.7

Total liabilities	7,825.8	7,727.1

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preference stock	197.5	222.7
Common stock, $1 par value (1,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,517.7	1,218.1
Retained earnings	10,627.5	9,643.7
Accumulated other comprehensive income	(1,666.8)	(2,081.2)

	11,408.8	9,736.2
Unearned compensation	(218.9)	(251.4)
Treasury stock, at cost	(8,903.7)	(8,073.9)

Total shareholders’ equity	2,286.2	1,410.9

Total liabilities and shareholders’ equity	$10,112.0	$9,138.0

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Share Amounts)

	Common Shares Outstanding	Amount	Additional Paid-in Capital	Treasury Shares	Amount	Retained Earnings	Accumulated Other Compre- hensive Income	Comprehensive Income
Balance, January 1, 2005	526,625,058	$732.9	$1,093.8	206,228,122	$(6,965.4)	$8,223.9	$(1,806.2)
Net income						1,351.4		$1,351.4
Other comprehensive income:
Cumulative translation adjustment							17.7	17.7
Minimum Pension liability adjustment, net of tax							(18.5)	(18.5)
Other							2.3	2.3

Total comprehensive income								$1,352.9

Dividends declared:
Series B Convertible Preference Stock, net of taxes						(28.2)
Common stock						(579.0)
Shares issued for stock options	1,533,768		(4.8)	(1,533,768)	61.2
Treasury stock acquired	(15,126,263)			15,126,263	(796.2)
Other	3,138,394		(24.6)	(3,138,394)	119.4

Balance, December 31, 2005	516,170,957	$732.9	$1,064.4	216,682,223	$(7,581.0)	$8,968.1	$(1,804.7)

Net income						1,353.4		$1,353.4
Other comprehensive income:
Cumulative translation adjustment							89.1	89.1
Adjustment to initially apply SFAS 158, net of taxes							(380.7)
Minimum Pension liability adjustment, net of tax							19.2	19.2
Other							(4.1)	(4.1)

Total comprehensive income								$1,457.6

Dividends declared:
Series B Convertible Preference Stock, net of taxes						(28.7)
Common stock						(649.1)
Stock-based compensation expense			116.9
Shares issued for stock options	7,095,538		107.7	(7,095,538)	227.7
Treasury stock acquired	(14,982,242)			14,982,242	(884.7)
Other	4,374,334		(70.9)	(4,374,334)	164.1

Balance, December 31, 2006	512,658,587	$732.9	$1,218.1	220,194,593	$(8,073.9)	$9,643.7	$(2,081.2)

Net income						1,737.4		1,737.4
Other comprehensive income:
Cumulative translation adjustment							250.2	250.2
Retirement Plan and other retiree benefit adjustments, net of taxes							163.9	163.9
Other							0.3	0.3

Total comprehensive income								$2,151.8

Adjustment to initially apply FIN 48						(4.0)
Dividends declared:
Series B Convertible Preference Stock, net of taxes						(28.0)
Common stock						(721.6)
Stock-based compensation expense			110.3
Shares issued for stock options	10,051,559		174.8	(10,051,559)	255.2
Treasury stock acquired	(18,062,892)			18,062,892	(1,269.4)
Other	4,387,547		14.5	(4,387,547)	184.4

Balance, December 31, 2007	509,034,801	$732.9	$1,517.7	223,818,379	$(8,903.7)	$10,627.5	$(1,666.8)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2007	2006	2005
Operating Activities
Net income	$1,737.4	$1,353.4	$1,351.4
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	21.3	145.4	111.6
Depreciation and amortization	333.9	328.7	329.3
Gain before tax on sale of non-core product lines	(48.6)	(46.5)	(147.9)
Stock-based compensation expense	110.3	116.9	41.1
Deferred income taxes.	(147.4)	(23.2)	30.8
Cash effects of changes in:
Receivables	(66.5)	(116.0)	(24.1)
Inventories	(111.5)	(118.5)	(46.8)
Accounts payable and other accruals	366.2	149.9	152.7
Other non-current assets and liabilities	8.6	31.4	(13.7)

Net cash provided by operations	2,203.7	1,821.5	1,784.4

Investing Activities
Capital expenditures	(583.1)	(476.4)	(389.2)
Payment for acquisitions, net of cash acquired	(26.5)	(200.0)	(38.5)
Sale of property and non-core product lines	109.7	59.4	227.8
Purchases of marketable securities and investments	(11.0)	(1.2)	(20.0)
Other	(17.4)	(2.2)	(0.8)

Net cash used in investing activities	(528.3)	(620.4)	(220.7)

Financing Activities
Principal payments on debt	(1,737.8)	(1,332.0)	(2,100.3)
Proceeds from issuance of debt	1,513.1	1,471.1	2,021.9
Payments to outside investors	—	—	(89.7)
Dividends paid	(749.6)	(677.8)	(607.2)
Purchases of treasury shares	(1,269.4)	(884.7)	(796.2)
Proceeds from exercise of stock options and excess tax benefits	489.3	364.4	47.1

Net cash used in financing activities	(1,754.4)	(1,059.0)	(1,524.4)

Effect of exchange rate changes on Cash and cash equivalents	18.2	6.7	(18.2)

Net (decrease) increase in Cash and cash equivalents	(60.8)	148.8	21.1
Cash and cash equivalents at beginning of year	489.5	340.7	319.6

Cash and cash equivalents at end of year	$428.7	$489.5	$340.7

Supplemental Cash Flow Information
Income taxes paid	$646.5	$647.9	$584.3
Interest paid	163.4	168.3	149.9
Principal payments on ESOP debt, guaranteed by the Company	53.9	45.0	37.0

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

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2007	2006	2005
Oral Care	40%	38%	38%
Home Care	24%	25%	26%
Personal Care	23%	23%	23%
Pet Nutrition	13%	14%	13%

Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. As of December 31, 2007 and 2006, equity method investments included in Other assets were $8.5 and $6.8, respectively. Investments with less than a 20% interest are accounted for using the cost method. Unrelated third parties hold the remaining ownership interest in these investments. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairment, uncertain tax positions, tax valuation allowances and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,080.3, $942.7 and $860.2 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Property, Plant and Equipment

Land, buildings and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives, ranging from 3 to 15 years for machinery and equipment and up to 40 years for buildings.

Goodwill and Other Intangibles

Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as trademarks, local brands and non-compete agreements, are amortized over their useful lives, ranging from 5 to 40 years.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The impact of adoption of FIN 48 and discussion of related activity in 2007 are more fully described in Note 11. The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective method, and, as such, results for prior periods have not been restated. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and the Company adhered to the pro forma disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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

Translation of Overseas Currencies

The assets and liabilities of foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars at year-end exchange rates with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year.

For subsidiaries operating in highly inflationary environments, inventories, goodwill and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for these operations are included in Net income.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with certain requirements being effective in fiscal years beginning after 2008. The Company does not expect that SFAS 157 will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating SFAS 160 and does not expect it will have a material impact on the Company’s financial position or results of operations.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Acquisitions

During 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5.

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Tom’s of Maine gave Colgate the opportunity to enter the fast-growing health and specialty trade channel in the U.S. where Tom’s of Maine toothpaste and deodorants are market leaders. The cost to acquire Tom’s of Maine, Inc. was allocated to the assets acquired and the liabilities assumed at the date of acquisition based on fair values. In the second quarter of 2007, the final purchase price allocation of the acquisition was completed. The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported Net sales, Net income or Earnings per share for the years ended December 31, 2006 and 2005.

During 2006, the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95. During 2005, the Company increased its ownership interests in certain subsidiaries to 100% at a cost of $38.5, primarily related to its Malaysia subsidiary.

Divestitures

Consistent with the Company’s strategy to prioritize higher-margin businesses, the Company sold its household bleach businesses in Latin America, excluding Colombia, and Canada in 2007 and 2006, respectively. The transaction included the sale of the bleach brands Javex, Agua Jane and Nevex in Canada, Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in the Dominican Republic and Ecuador. The transaction closed in the Latin American countries during the first quarter of 2007 with proceeds of $66.5, resulting in a pretax gain of $48.6 ($29.7 aftertax) included in Other (income) expense, net in 2007. The transaction closed in Canada during the fourth quarter of 2006 with proceeds of $55.0, resulting in a pretax gain of $46.5 ($38.2 aftertax) included in Other (income) expense, net in 2006. These operations were not material to the Company’s annual Net sales, Net income or Earnings per share.

During 2005, the Company sold its North American and Southeast Asian heavy-duty laundry detergent businesses. These operations accounted for less than 2% of the Company’s annual Net sales. The aggregate proceeds from these sales were $215.6, resulting in a pretax gain of $147.9 ($93.5 aftertax) included in Other (income) expense, net.

4.    Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Over the course of the four-year 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures.

For the years ended December 31, 2007, 2006 and 2005 restructuring and implementation-related charges are reflected in the income statement as follows:

	2007	2006	2005
Cost of sales	$153.8	$196.2	$100.2
Selling, general and administrative expenses	49.1	46.1	1.8
Other (income) expense, net	55.6	153.1	80.8

Total 2004 Restructuring Program charges, pretax	$258.5	$395.4	$182.8

Total 2004 Restructuring Program charges, aftertax	$183.7	$286.3	$145.1

Restructuring charges in the preceding table are recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total 2007 charges relate to the 2004 Restructuring Program in North America (36%), Europe/South Pacific (22%), Latin America (3%), Greater Asia/Africa (14%) and Corporate (25%). Total program-to-date accumulated charges relate to the 2004 Restructuring Program in North America (38%), Europe/South Pacific (29%), Latin America (4%), Greater Asia/Africa (9%) and Corporate (20%). Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $905.4 ($663.1 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges as of December 31, 2007
Termination Benefits	$393.8
Incremental Depreciation	201.5
Asset Impairments	59.1
Other	251.0

Total cumulative 2004 Restructuring Program charges, pretax	$905.4

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the closing of the Jeffersonville, Indiana, oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico, Senegal and Kansas City, Kansas; and the realignment of sales, administrative and research and development functions in various locations around the world.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring charges discussed above and the related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2004	$41.7	$—	$—	$0.4	$42.1
Charges	58.6	65.3	30.2	28.7	182.8
Cash payments	(47.8)	—	—	(23.4)	(71.2)
Charges against assets	(11.4)	(65.3)	(30.2)	(6.4)	(113.3)
Other	(1.4)	—	—	4.2	2.8
Foreign exchange	(4.4)	—	—	(0.1)	(4.5)

Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7

Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Charges	80.9	41.4	0.3	135.9	258.5
Cash payments	(65.3)	—	—	(137.4)	(202.7)
Charges against assets	(14.1)	(41.4)	(0.3)	(4.6)	(60.4)
Other	(2.2)	—	—	3.6	1.4
Foreign exchange	1.9	—	—	0.2	2.1

Balance at December 31, 2007	$54.6	$—	$—	$9.0	$63.6

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements of $14.1 and $98.4 in 2007 and 2006, respectively, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. In 2007 and 2006, Termination benefits also include $2.2 and $10.0, respectively, of charges related to other retiree benefit enhancements and are reflected in Other charges as an increase to other retiree benefit liabilities. In 2007 and 2006, the Company made voluntary contributions of $34.5 and $85.0, respectively, to partially fund this obligation. The Company anticipates that it will continue to make incremental cash contributions to its plans in order to fund its restructuring-related pension obligations over the duration of the 2004 Restructuring Program.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges primarily consist of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

costs related to the development and implementation of new business and strategic initiatives. For the year ended December 31, 2007 charges related to start-up costs for new manufacturing facilities were $33.2, and costs incurred for the development and implementation of new business and strategic initiatives were $37.9. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $40.7 of charges related to start-up costs for new manufacturing facilities and $70.3 of costs for the development and implementation of new business and strategic initiatives. All costs relating to start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

5.     Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2007 and 2006, by segment is as follows:

	2007	2006
Oral, Personal and Home Care
North America	$371.7	$345.8
Latin America	637.1	568.1
Europe/South Pacific	1,050.4	980.2
Greater Asia/Africa	197.8	172.7

Total Oral, Personal and Home Care	2,257.0	2,066.8
Pet Nutrition	15.0	15.0

Total Goodwill	$2,272.0	$2,081.8

Other intangible assets as of December 31, 2007 and 2006, are comprised of the following:

	2007			2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$457.2	$(186.9)	$270.3	$435.3	$(155.8)	$279.5
Other finite life intangible assets	42.5	(14.4)	28.1	26.6	(8.1)	18.5
Indefinite life intangible assets	546.4	—	546.4	533.1	—	533.1

Total Other intangible assets	$1,046.1	$(201.3)	$844.8	$995.0	$(163.9)	$831.1

The changes in the net carrying amounts of Goodwill and Other intangible assets during 2007 are mainly due to the impact of foreign currency translation of $193, acquisition of patents of $20 and an increase in the Company’s ownership in one of its China subsidiaries of $16, offset primarily by amortization expense.

Amortization expense of the above trademarks and other finite life intangible assets was $18.2 for the year ended December 31, 2007. Annual estimated amortization expense for each of the next five years is expected to be approximately $18.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2007	2006
Notes	5.2%	2008-2078	$2,119.8	$1,931.4
Payable to banks	4.9%	2008-2013	615.7	688.7
ESOP notes, guaranteed by the Company	8.8%	2008-2009	138.1	192.1
Commercial paper	3.6%	2008	478.8	651.6
Capitalized leases			7.6	33.3

			3,360.0	3,497.1
Less: Current portion of long-term debt			138.1	776.7

Total			$3,221.9	$2,720.4

Commercial paper and certain current maturities of notes payable totaling $478.8 and $674.0 as of December 31, 2007 and 2006, respectively, are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2007, are as follows:

Years Ended December 31,
2008	$138.1
2009	100.8
2010	312.1
2011	622.2
2012	334.3
Thereafter	1,373.7

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

During 2007, the Company issued 250 million of Euro-denominated medium term notes (approximately $365 at the December 31, 2007 exchange rate) maturing in June 2014 at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S.-denominated commercial paper.

At December 31, 2007, the Company had unused credit facilities amounting to $2,752.3 and also had $1,052.2 of medium-term notes available for issuance pursuant to an effective shelf registration statement. The Company’s domestic lines of credit include a five-year revolving credit facility of $1,500.0 with a syndicate of banks, which was extended an additional year in the fourth quarter of 2007 and now expires in November 2012. Commitment fees related to credit facilities are not material. The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2007 and 2006 was 5.3% and 5.2%, respectively.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

7.    Fair Value of Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.

Derivative Instruments

Following are the notional amounts and net recorded fair values of the Company’s derivative instruments:

	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$120.0	$(0.2)	$239.1	$2.2
Foreign currency contracts	1,468.7	(0.8)	1,269.3	(14.5)
Commodity contracts	17.5	2.9	16.2	2.9

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt. Forward and swap contracts are utilized to hedge a portion of the Company’s foreign currency purchases, and assets and liabilities created in the normal course of business. The Company also uses these contracts to hedge the net investment in certain foreign subsidiaries. Forward contracts used in hedging forecasted foreign currency purchases have durations no greater than 18 months. Commodity contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts generally range from one to 12 months and qualify for cash flow hedge accounting treatment. It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness was not material.

Cumulative losses related to foreign currency and commodity contracts designated as cash flow hedges, which are expected to be recognized in earnings over the next 12 months when the offsetting effects of the hedged item are also recorded in earnings, are not material.

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, marketable securities, long-term investments and short-term debt approximated fair value as of December 31, 2007 and 2006. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2007 and 2006, was $3,496.1 and $3,584.5, respectively, and the related carrying value was $3,360.0 and $3,497.1, respectively.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,000,000 shares of preference stock. In 1989, the Company approved the issuance of 6,315,149 shares of Series B Convertible Preference Stock (the Preference Stock) without par value. Each share of Preference Stock, which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays cumulative dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. As of December 31, 2007 and 2006, there were 3,037,758 and 3,426,737 shares of Preference Stock, respectively, outstanding and issued to the Company’s Employee Stock Ownership Plan.

Stock Repurchases

The Company repurchased stock at a cost of $1,269.4 during 2007. In 2007, the Company repurchased its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock. The Board’s authorization also authorized share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs.

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

On January 30, 2008, the Company’s Board of Directors authorized a new share repurchase program (the 2008 Program) that replaced, as of the close of business on January 30, 2008, the 2006 Program. The 2008 Program authorizes the Company to repurchase up to 30 million shares of common stock over the next two years. The shares may be repurchased in open-market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Board’s authorization also authorizes share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method and, as such, results for prior periods have not been restated. Prior to the adoption of SFAS 123R, stock option grants were accounted for in accordance with APB 25, and the Company adhered to the pro forma disclosure provisions of SFAS 123. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant.

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

The Company has two stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $110.3, $116.9 and $41.1 for the years ended December 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized on stock-based compensation was approximately $36.8, $38.2 and $14.4 for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the year ended December 31, 2006 was $69.8 ($48.1 aftertax), which impacted diluted earnings per share by approximately $0.09.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The following illustrates the effect on Net income and Earnings per share if the Company had applied the fair value method of SFAS 123 prior to January 1, 2006:

2005
Net income, as reported	$1,351.4
Less: pro forma stock option compensation expense, net of tax	42.9

Pro forma net income	$1,308.5

Earnings per share:
Basic—as reported	$2.54
Basic—pro forma	2.46
Diluted—as reported	2.43
Diluted—pro forma	2.35

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards under SFAS 123R, which is consistent with the model used for the previous pro forma disclosure under SFAS 123. The weighted-average estimated fair value of stock options granted in the year ended December 31, 2007, 2006 and 2005 was $12.72, $10.30 and $9.59, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2007	2006	2005
Expected Term of Options	4 years	4 years	4 years
Expected Volatility Rate	21%	17%	20%
Risk-Free Rate	4.2%	4.8%	4.0%
Expected Dividend Yield	2.1%	2.1%	2.0%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The weighted-average expected option term reflects the application of the simplified method set out in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission, which defines the term as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. Prior to 2006, such assumptions were determined based on historical data. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

The Company elected to use the transition guidance for calculating the opening pool of windfall tax benefits as prescribed in SFAS 123R effective January 1, 2006 instead of the alternative transition method as prescribed in FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payments Awards.”

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees. A committee of independent members of the Board of Directors administers the plan. The awarded shares are made in common stock and vest at the end of the restriction period, which is generally three years.

Restricted stock award activity for the year ended December 31, 2007, is summarized below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1	3,116	$55
Activity:
Granted	743	67
Vested	(1,236)	54
Forfeited	(51)	57

Restricted stock awards as of December 31	2,572	$59

As of December 31, 2007, there was $47.1 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $78.3, $28.2 and $28.3, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Stock Option Plans

The Company’s Stock Option Plans provide for the issuance of non-qualified stock options to officers and other employees that have a contractual term of six years and generally vest over three years. As of December 31, 2007, approximately 27,235,000 shares of common stock were available for future stock option grants.

A summary of stock option plan activity as of December 31, 2007, is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1	37,952	$54
Granted	4,515	68
Exercised	(13,780)	51
Forfeited or expired	(313)	56

Options outstanding, December 31	28,374	57	4	$586

Options exercisable, December 31	19,612	$55	3	$456

As of December 31, 2007, there was $41.9 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.6 years. The total value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $289.8, $78.2 and $34.2, respectively.

Prior to the adoption of SFAS 123R, the Company presented the benefit of all tax deductions resulting from the exercise of stock options and vesting of restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. The benefits of tax deductions in excess of grant date fair value was $65.4 and was reported as a financing cash flow in 2007. Cash proceeds received from options exercised for the years ended December 31, 2007, 2006 and 2005 were $423.9, $354.0 and $47.1, respectively.

9.     Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through 2009 bearing an average interest rate of 8.7%. The remaining balance of the long-term notes, which are guaranteed by the Company, is reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Preference Stock from the Company. The Preference Stock, which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference Stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference Stock is released for allocation to participants

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loans. As of December 31, 2007, 1,306,195 shares were released and allocated to participant accounts, and 1,731,563 shares were available for future allocation.

Dividends on the Preference Stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference Stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $12.2 in 2007, $14.1 in 2006 and $11.9 in 2005. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference Stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $13.4 in 2007, $17.9 in 2006 and $21.7 in 2005. The Company paid dividends on the shares held by the ESOP of $35.8 in 2007, $37.0 in 2006 and $36.9 in 2005. Company contributions to the ESOP were $12.2 in 2007, $14.1 in 2006 and $11.9 in 2005.

10.     Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company, its U.S. subsidiaries and some of its overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, U.S. government and corporate obligations and investments in real estate funds. The asset allocation for the Company’s defined benefit plans at the end of 2007 and 2006 and the target allocation by asset category are as follows:

	United States			International
	Target	2007 Actual	2006 Actual	Target	2007 Actual	2006 Actual
Asset Category
Equity securities	63%	69%	66%	51%	50%	52%
Debt securities	33	26	30	41	42	43
Real estate and other	4	5	4	8	8	5

Total	100%	100%	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 9% of U.S. plan assets at December 31, 2007, and 8% of plan assets at December 31, 2006. Such plans purchased approximately 28,600 and 59,200 shares in 2007 and 2006, respectively, using the proceeds from dividends on previously purchased Company stock. In 2007, 435,523 shares of the Company’s common stock were sold. No shares were sold in 2006. The plans received dividends on the Company’s common stock of approximately $2 in 2007 and 2006.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2007 for the U.S. plans was 8%. Historical rates of return for the U.S. plans for the most recent 15-year period were approximately 9%. Similar assessments were performed in determining rates of returns on international pension plan assets to arrive at the Company’s current weighted-average rate of return of 6.7%.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP to reduce its obligation to provide these other retiree benefits and to offset its current service cost. Additionally, during 2007 and 2006 the Company made contributions of $7.0 and $7.6, respectively, to fund the payment of future postretirement medical benefits, the maximum permitted under U.S. tax regulations.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,582.0	$1,462.4	$720.4	$658.8	$460.0	$413.0
Service cost (income)	40.9	45.2	18.9	21.1	2.2	(1.9)
Interest cost	87.5	83.4	34.8	32.1	31.8	28.7
Participants’ contributions	1.8	2.3	3.5	3.1	—	—
Acquisitions/plan amendments	0.1	36.7	0.2	(2.3)	4.0	—
Actuarial loss (gain)	(89.7)	(36.7)	(57.1)	(7.1)	(17.9)	30.9
Foreign exchange impact	—	—	58.4	60.6	2.4	(0.9)
Termination benefits	14.6	100.9	—	0.2	1.5	6.5
Curtailments and settlements	(58.5)	—	(24.3)	(13.8)	—	—
Benefit payments	(120.1)	(112.2)	(36.9)	(32.3)	(11.9)	(16.3)

Benefit obligations at end of year	$1,458.6	$1,582.0	$717.9	$720.4	$472.1	$460.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,393.7	$1,236.8	$404.5	$355.8	$22.6	$12.2
Actual return on plan assets	130.8	153.2	17.9	25.1	2.4	2.8
Company contributions	104.1	113.6	35.2	36.4	18.9	23.9
Participants’ contributions	1.8	2.3	3.5	3.1	—	—
Foreign exchange impact	—	—	25.5	28.8	—	—
Settlements	(58.5)	—	(7.8)	(12.4)	—	—
Benefit payments	(120.1)	(112.2)	(36.9)	(32.3)	(11.9)	(16.3)

Fair value of plan assets at end of year	$1,451.8	$1,393.7	$441.9	$404.5	$32.0	$22.6

Funded Status
Benefit obligations at end of year	$1,458.6	$1,582.0	$717.9	$720.4	$472.1	$460.0
Fair value of plan assets at end of year	1,451.8	1,393.7	441.9	404.5	32.0	22.6

Net amount recognized	$(6.8)	$(188.3)	$(276.0)	$(315.9)	$(440.1)	$(437.4)

Amounts Recognized in Balance Sheet
Noncurrent assets	$190.8	$65.6	$9.6	$5.5	$—	$—
Current liabilities	(13.9)	(14.2)	(13.4)	(11.5)	(15.3)	(18.6)
Noncurrent liabilities	(183.7)	(239.7)	(272.2)	(309.9)	(424.8)	(418.8)

Net amount recognized	$(6.8)	$(188.3)	$(276.0)	$(315.9)	$(440.1)	$(437.4)

Amounts recognized in accumulated other comprehensive income consist of
Actuarial loss	$209.8	$355.4	$73.5	$145.5	$186.3	$216.4
Transition/prior service cost	35.5	41.5	8.0	8.8	1.4	1.3

	$245.3	$396.9	$81.5	$154.3	$187.7	$217.7

Accumulated benefit obligation	$1,398.3	$1,502.0	$638.7	$625.2	$—	$—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2007	2006	2007	2006	2007	2006
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.50%	5.80%	5.52%	4.82%	6.50%	5.80%
Long-term rate of return on plan assets	8.00%	8.00%	7.00%	6.70%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	3.65%	3.41%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2007	2006
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$856.9	$1,045.4
Fair value of plan assets	373.7	470.0

Accumulated benefit obligation	611.5	757.1
Fair value of plan assets	201.6	281.7

These amounts represent non-qualified U.S. plans and certain plans at foreign locations that are primarily unfunded.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease ratably from 10% in 2008 to 5% in 2013 and will remain at 5% for the years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$74	$(60)
Annual expense	7	(6)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits						Other Retiree Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$40.9	$45.2	$47.4	$18.9	$21.1	$20.0	$11.4	$11.9	$10.3
Interest cost	87.5	83.4	76.1	34.8	32.1	33.3	31.8	28.7	26.4
Annual ESOP allocation	—	—	—	—	—	—	(9.2)	(13.8)	(13.9)
Expected return on plan assets	(108.9)	(98.9)	(90.0)	(27.5)	(25.0)	(23.7)	(2.1)	(1.3)	(0.8)
Amortization of transition & prior service costs (credits)	6.0	4.1	4.8	0.8	1.5	1.3	(0.1)	—	(0.4)
Amortization of actuarial loss	16.0	24.4	26.6	6.7	7.9	6.6	11.9	12.3	9.5

Net periodic benefit cost	$41.5	$58.2	$64.9	$33.7	$37.6	$37.5	$43.7	$37.8	$31.1

Other postretirement charges	32.8	101.7	25.6	1.6	1.1	12.6	5.5	6.5	10.7

Total pension cost	$74.3	$159.9	$90.5	$35.3	$38.7	$50.1	$49.2	$44.3	$41.8

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.80%	5.50%	5.75%	4.82%	4.83%	5.53%	5.80%	5.50%	5.75%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.70%	6.92%	7.50%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%	3.41%	3.42%	3.63%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

Other postretirement charges amounted to $39.9, $109.3 and $48.9 for the years ended December 31, 2007, 2006 and 2005, respectively. Charges in 2007 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $16.3. During 2007, the Company made voluntary contributions of $45.0 (including $34.5 related to restructuring) to its U.S. postretirement plans. Other 2007 charges required by SFAS No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88), amounted to $23.6 and pertained primarily to lump sum payments of normal retirement benefits associated with retirement plans in the U.S.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other postretirement charges in 2006 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $107.6. During 2006, the Company made voluntary contributions of $111.0 (including $85.0 related to restructuring) to its U.S. postretirement plans. Other 2006 charges required by SFAS 88 amounted to $1.7, including $0.8 pertaining to a curtailment resulting from the 2004 Restructuring Program.

Other postretirement charges in 2005, relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program, amounted to $12.8. Additionally, other postretirement charges in 2005 included a non-cash charge of $9.2 associated with an international postretirement obligation and other 2005 charges required by SFAS 88 amounted to $26.9. Other SFAS 88 charges included the conversion of one of the Company’s international pension plans to a defined contribution plan for all eligible participants for $10.6 and a lump sum payment of normal retirement benefits associated with a retirement plan in the U.S. for $14.2.

Termination benefits incurred pursuant to the 2004 Restructuring Program in 2007, 2006 and 2005 are reflected as a restructuring charge; however, the related accrual resides in pension and other retiree benefit assets and liabilities at December 31, 2007, 2006 and 2005, respectively.

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income were as follows:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Net actuarial loss (gain) arising during the period	$(193.7)	$68.7	$(125.0)
Amortization of transition & prior service (costs) credits	(6.7)	2.5	(4.2)
Amortization of actuarial (loss) gain	(54.0)	19.3	(34.7)

Total	$(254.4)	$90.5	$(163.9)

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Actuarial loss	$7.3	$8.9
Transition & prior service cost	4.4	(0.1)

Expected Contributions & Benefit Payments

Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2008, is approximately $95, including approximately $16 for other retiree benefit plans. These estimated cash requirements include approximately $53 of projected contributions to the Company’s postretirement plans and approximately $42 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

Years Ended December 31,	Pension Benefits		Other Retiree Benefits
	United States	International
2008	$114.4	$42.1	$15.6
2009	111.5	37.5	28.6
2010	111.9	48.1	31.7
2011	112.0	40.4	31.3
2012	113.8	42.8	31.1
2013-2017	612.1	224.6	126.9

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2007	2006	2005
United States	$802.1	$584.9	$893.2
International	1,694.4	1,416.9	1,185.8

Total Income before income taxes	$2,496.5	$2,001.8	$2,079.0

The provision for income taxes consists of the following for the three years ended December 31:

	2007	2006	2005
United States	$273.8	$202.7	$333.2
International	485.3	445.7	394.4

Total Provision for income taxes	$759.1	$648.4	$727.6

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2007	2006	2005
Intangible assets	$(33.7)	$(42.8)	$(60.2)
Property, plant and equipment	14.7	18.4	34.2
Pension and other retiree benefits	9.9	30.5	(19.8)
Stock-based compensation	6.4	28.7	2.7
Tax loss and tax credit carryforwards	(14.3)	(21.3)	(9.3)
Valuation allowances	112.2	20.1	(0.1)
Other, net	30.3	(1.3)	15.0

Total	$125.5	$32.3	$(37.5)

In 2007, Other, net primarily relates to exchange gains on debt of an overseas subsidiary that are taxable locally when the debt is repaid.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2007	2006	2005
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	0.8	0.9
Effect of American Jobs Creation Act	—	—	2.0
Earnings taxed at other than United States statutory rate	0.2	(1.2)	(1.5)
Reduction of valuation allowances	(4.5)	(0.9)	—
Other, net	(1.2)	(1.3)	(1.4)

Effective tax rate	30.4%	32.4%	35.0%

Generally, the changes in valuation allowances on deferred tax assets and the corresponding impact on the effective tax rate results from management’s assessment of the Company’s ability to utilize certain operating loss and tax carryforwards prior to expiration. The rate reduction in 2007 and 2006 primarily reflects the reversal of a valuation allowance in Brazil as discussed below.

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

The components of deferred tax assets (liabilities) are as follows at December 31:

	2007	2006
Deferred tax liabilities:
Intangible assets	$(432.3)	$(380.9)
Property, plant and equipment	(226.8)	(233.4)
Other	(101.0)	(150.5)

	(760.1)	(764.8)

Deferred tax assets:
Pension and other retiree benefits	178.4	259.2
Tax loss and tax credit carryforwards	210.8	189.4
Accrued liabilities	97.8	77.3
Stock-based compensation	63.5	57.1
Other	81.3	94.2
Valuation allowance	(10.8)	(125.4)

	621.0	551.8

Net deferred income taxes	$(139.1)	$(213.0)

Deferred taxes included within:
Assets:
Other current assets	$125.0	$96.9
Liabilities:
Deferred income taxes	(264.1)	(309.9)

Net deferred income taxes	$(139.1)	$(213.0)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The major component of the valuation allowance as of December 31, 2007 and 2006 relates to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On an on-going basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. As a result of such a reassessment, and in light of positive operating results in Brazil, the realization of these deferred tax assets in Brazil is probable and as such, the Company reduced its valuation allowance in the first quarter of 2007 by $94.6.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2,300 of undistributed earnings of foreign subsidiaries at December 31, 2007. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $49.6 in 2007, $258.0 in 2006 and $12.0 in 2005 recorded directly through equity predominantly include tax benefits related to employee equity compensation and benefit plans. The increase in net tax benefits recorded directly through equity in 2006 was primarily related to the implementation of SFAS 158.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.0 increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007, balance of Retained earnings.

Unrecognized tax benefits activity for the year ended December 31, 2007 is summarized below:

2007
Unrecognized tax benefits:
Balance, January 1	183.5
Increases as a result of tax positions taken during the current year	48.1
Increases of tax positions taken during prior years	4.8
Decreases of tax positions taken during prior years	(21.4)
Decreases relating to settlements with taxing authorities	(17.5)
Effect of foreign currency rate movements	1.8

Balance, December 31	$199.3

If all of the unrecognized tax benefits above were recognized, approximately $166 would impact the effective tax rate. It is possible that up to one-fourth of the amount of unrecognized tax benefits may be resolved in the next 12 months.

The Company recognized approximately $9 of interest expense related to the above unrecognized tax benefits within income tax expense in 2007. The Company had accrued interest of approximately $33 and $23 as of December 31, 2007 and 2006, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. While the statutes of limitations may not have expired, all U.S federal income tax returns for the periods ended through December 31, 2005 have been audited by and settled with the Internal Revenue Service. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2007			For the Year Ended 2006			For the Year Ended 2005
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,737.4			$1,353.4			$1,351.4
Preferred dividends	(28.0)			(28.7)			(28.2)

Basic EPS	1,709.4	510.8	$3.35	1,324.7	515.2	$2.57	1,323.2	520.5	$2.54

Stock options and restricted stock		7.6			6.1			3.8
Convertible preference stock	28.0	25.3		28.7	29.2		28.2	32.2

Diluted EPS	$1,737.4	543.7	$3.20	$1,353.4	550.5	$2.46	$1,351.4	556.5	$2.43

Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $134.9 in 2008, $117.3 in 2009, $88.4 in 2010, $68.3 in 2011, $66.2 in 2012 and $115.3 thereafter. Rental expense amounted to $157.4 in 2007, $142.6 in 2006 and $130.6 in 2005. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $763.4.

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

Management proactively reviews and monitors its exposure to, and the impact of, environmental matters. The Company is a potentially responsible party to various environmental matters and as such may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the Company’s potential liability for these matters relates to a single superfund site associated with a prior acquisition. Substantially all of the Company’s potential liability that may arise in connection with this site has been acknowledged in writing as being covered by the Company’s insurance carriers, which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position or on-going results of operations and cash flows of the Company.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns for 1996 through 2005. The amount of additional tax involved as a result of assessments arising from the IRS examination did not have a material impact on the

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

financial position, results of operations or cash flows of the Company. Estimated incremental tax payments related to the potential disallowances for subsequent periods are insignificant.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $635, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $190, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming on its returns the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes based on the advice of outside counsel that ultimately it will prevail in the VAT matter and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine, which, at the current exchange rate, approximates $147. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $123. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other experts, that the disallowances are without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame, a review that the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. Management believes, based on the opinion of its Brazilian legal counsel, that these officers behaved in all respects properly and in accordance with the law in connection with the financing of the Kolynos acquisition. Management intends to support and defend these officers vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $64 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. The Company intends to appeal this decision to the next administrative level. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the Swiss competition authorities opened an investigation against the Company’s GABA Holding AG (GABA) subsidiary regarding distribution policies, retail pricing and parallel trade. Governmental investigations or proceedings relating to competition law involving the Company have also been commenced in Romania and Germany. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with the policy described below. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. The Company is seeking to consolidate this case with two other putative class actions filed earlier in 2007 (Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. in the United States District Court for the Southern District of Ohio and Caulfield v. Colgate-Palmolive Company Employees’ Retirement Income Plan in the United States District Court for the Southern District of Indiana) alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements. The relief sought in the three actions includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. None of the actions has been certified as a class action as yet. The Company intends to contest these actions vigorously.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, gains and losses on sales of non-core product lines and assets, and SFAS 88 charges. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments. Segment information regarding Net sales, Operating profit, Capital expenditures, Depreciation and amortization and Identifiable assets is detailed below.

Net sales	2007	2006	2005
Oral, Personal and Home Care
North America(1)	$2,720.8	$2,590.8	$2,509.8
Latin America	3,488.9	3,019.5	2,623.8
Europe/South Pacific	3,383.3	2,952.3	2,845.9
Greater Asia/Africa	2,337.6	2,006.0	1,897.2

Total Oral, Personal and Home Care	11,930.6	10,568.6	9,876.7
Pet Nutrition(2)	1,859.1	1,669.1	1,520.2

Total Net sales	$13,789.7	$12,237.7	$11,396.9

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,362.5, $2,211.2 and $2,124.2 in 2007, 2006 and 2005, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $958.6, $897.9 and $818.1 in 2007, 2006 and 2005, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Operating profit	2007	2006	2005
Oral, Personal and Home Care
North America	$666.8	$550.1	$545.7
Latin America	1,006.0	872.9	698.0
Europe/South Pacific	763.8	681.2	619.8
Greater Asia/Africa	362.8	278.7	245.5

Total Oral, Personal and Home Care	2,799.4	2,382.9	2,109.0
Pet Nutrition	487.8	447.9	412.8
Corporate	(634.1)	(670.3)	(306.8)

Total Operating profit	$2,653.1	$2,160.5	$2,215.0

Capital expenditures	2007	2006	2005
Oral, Personal and Home Care
North America	$87.9	$82.4	$39.3
Latin America	127.0	108.9	104.1
Europe/South Pacific	123.4	129.9	63.1
Greater Asia/Africa	110.2	83.8	117.9

Total Oral, Personal and Home Care	448.5	405.0	324.4
Pet Nutrition	74.7	26.8	28.5
Corporate	59.9	44.6	36.3

Total Capital expenditures	$583.1	$476.4	$389.2

Depreciation and amortization	2007	2006	2005
Oral, Personal and Home Care
North America	$59.6	$69.9	$71.2
Latin America	80.8	73.4	67.1
Europe/South Pacific	70.2	69.9	76.6
Greater Asia/Africa	58.0	51.6	49.5

Total Oral, Personal and Home Care	268.6	264.8	264.4
Pet Nutrition	30.8	29.9	30.1
Corporate	34.5	34.0	34.8

Total Depreciation and amortization	$333.9	$328.7	$329.3

Identifiable assets	2007	2006	2005
Oral, Personal and Home Care
North America	$2,082.9	$2,006.3	$1,918.0
Latin America	2,640.0	2,343.7	2,084.3
Europe/South Pacific	2,757.2	2,484.4	2,120.3
Greater Asia/Africa	1,657.1	1,504.8	1,336.5

Total Oral, Personal and Home Care	9,137.2	8,339.2	7,459.1
Pet Nutrition	745.5	646.9	614.3
Corporate(3)	229.3	151.9	433.7

Total Identifiable assets(4)	$10,112.0	$9,138.0	$8,507.1

(3)	Corporate identifiable assets primarily consist of U.S. benefit plan assets (80%) and investments in equity securities (12%).

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

(4)

Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $6,402.1, $5,719.6 and $5,629.3 in 2007, 2006 and 2005, respectively.

Effective January 1, 2006, the Company modified the geographic reporting structure of its Oral, Personal and Home Care segment in order to address evolving markets and more closely align countries with similar consumer needs and retail trade structures. Management responsibility for Eastern European operations, including Russia, Turkey, Ukraine and Belarus, was transferred to Greater Asia management, and responsibility for operations in the South Pacific, including Australia, was transferred to European management. The financial information for 2005 has been reclassified to conform to the new reporting structure.

15.    Supplemental Income Statement Information

Other (income) expense, net	2007	2006	2005
Minority interest	$67.1	$57.5	$55.3
Amortization of intangible assets	18.2	16.3	15.6
Equity (income)	(3.7)	(3.4)	(2.0)
Gains on sales of non-core product lines, net	(48.6)	(46.5)	(147.9)
2004 Restructuring Program	55.6	153.1	80.8
Pension and other retiree benefits SFAS 88 charges	15.4	—	34.0
Hill’s limited voluntary recall	12.6	—	—
Investment losses (income)	(1.5)	(5.7)	19.7
Other, net	6.2	14.6	13.7

Total Other (income) expense, net	$121.3	$185.9	$69.2

Interest expense, net	2007	2006	2005
Interest incurred	$172.9	$170.0	$145.0
Interest capitalized	(6.3)	(3.4)	(2.5)
Interest income	(10.0)	(7.9)	(6.5)

Total Interest expense, net	$156.6	$158.7	$136.0

	2007	2006	2005
Research and development	$247.0	$241.5	$238.5
Advertising	$1,545.7	$1,320.3	$1,193.6

16.    Supplemental Balance Sheet Information

Inventories	2007	2006
Raw materials and supplies	$258.2	$248.3
Work-in-process	43.7	45.4
Finished goods	869.1	714.7

Total Inventories	$1,171.0	$1,008.4

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Inventories valued under LIFO amounted to $258.8 and $238.2 at December 31, 2007 and 2006, respectively. The excess of current cost over LIFO cost at the end of each year was $47.4 and $46.9, respectively. The liquidations of LIFO inventory quantities had no effect on income in 2007, 2006 and 2005.

Property, plant and equipment, net	2007	2006
Land	$160.2	$145.9
Buildings	1,058.7	962.3
Manufacturing machinery and equipment	4,045.8	3,794.8
Other equipment	873.4	792.0

	6,138.1	5,695.0
Accumulated depreciation	(3,122.9)	(2,998.9)

Total Property, plant and equipment, net	$3,015.2	$2,696.1

Other accruals	2007	2006
Accrued advertising	$557.4	$438.4
Accrued payroll and employee benefits	323.4	322.5
Accrued taxes other than income taxes	101.2	49.2
Restructuring accrual	63.6	64.7
Pension and other retiree benefits	42.6	44.3
Accrued interest	28.6	19.1
Other	422.4	378.9

Total Other accruals	$1,539.2	$1,317.1

Other liabilities	2007	2006
Minority interest	$109.9	$111.8
Pension and other retiree benefits	880.7	968.4
Other	186.5	147.5

Total Other liabilities	$1,177.1	$1,227.7

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, SFAS 158 unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses from available-for-sale securities. At December 31, 2007 and 2006, accumulated other comprehensive income consisted primarily of aftertax SFAS 158 unrecognized pension and other retiree benefit costs of $313.7 and $477.6, respectively, and cumulative foreign currency translation adjustments of $1,348.7 and $1,598.9, respectively. Foreign currency translation adjustments in 2007 primarily reflect gains largely due to the strengthening of the Brazilian real, Swiss franc and Euro, while gains in 2006 primarily reflect the strengthening of the Brazilian real and Swiss franc.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.    Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2007
Net sales	$3,213.9		$3,405.4		$3,528.2		$3,642.2
Gross profit	1,812.2		1,908.4		1,983.6		2,043.2
Net income	486.6	(1)	415.8	(2)	420.1	(3)	414.9	(4)
Earnings per common share:
Basic	0.94		0.80		0.81		0.80
Diluted	0.89	(1)	0.76	(2)	0.77	(3)	0.77	(4)
2006
Net sales	$2,870.6		$3,014.3		$3,143.7		$3,209.1
Gross profit	1,563.5		1,633.1		1,728.4		1,776.6
Net income	324.5	(5)	283.6	(6)	344.1	(7)	401.2	(8)
Earnings per common share:
Basic	0.62		0.54		0.65		0.77
Diluted	0.59	(5)	0.51	(6)	0.63	(7)	0.73	(8)

Note:	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(1)

Net income and diluted earnings per share for the first quarter of 2007 were increased by a net aftertax gain of $65.5 and $0.12, respectively, reflecting the net impact of a gain on the sale of the Company’s household bleach business in Latin America, charges related to the 2004 Restructuring Program, a charge related to the limited voluntary product recall of certain Hill’s feline products and tax adjustments that consist of the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries.

(2)

Net income and diluted earnings per share for the second quarter of 2007 were reduced by an aftertax charge of $41.7 and $0.08, respectively, reflecting charges related to the 2004 Restructuring Program.

(3)

Net income and diluted earnings per share for the third quarter of 2007 were reduced by a net aftertax charge of $46.3 and $0.09, respectively, reflecting the net impact of charges related to the 2004 Restructuring Program and a charge associated with certain pension obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

(4)

Net income and diluted earnings per share for the fourth quarter of 2007 were reduced by an aftertax charge of $75.8 and $0.14, respectively, reflecting charges related to the 2004 Restructuring Program.

(5)

Net income and diluted earnings per share for the first quarter of 2006 were reduced by an aftertax charge of $46.8 and $0.09, respectively, reflecting charges related to the 2004 Restructuring Program.

(6)

Net income and diluted earnings per share for the second quarter of 2006 were reduced by an aftertax charge of $115.9 and $0.21, respectively, reflecting charges related to the 2004 Restructuring Program.

(7)

Net income and diluted earnings per share for the third quarter of 2006 were reduced by an aftertax charge of $58.5 and $0.10, respectively, reflecting charges related to the 2004 Restructuring Program.

(8)

Net income and diluted earnings per share for the fourth quarter of 2006 were reduced by a net aftertax charge of $26.9 and $0.05, respectively, reflecting the net impact of a gain on the sale of the Company’s household bleach business in Canada and charges related to the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Year Ended 12/31/07
Allowance for doubtful accounts & estimated returns	$46.4	$6.2	$—		$2.0	(1)	$50.6

Valuation allowance for deferred tax assets	$125.4	$5.1	$—		$119.7	(2)	$10.8

Year Ended 12/31/06
Allowance for doubtful accounts & estimated returns	$41.7	$5.1	$0.2		$0.6	(1)	$46.4

Valuation allowance for deferred tax assets	$133.8	$8.7	$11.7	(4)	$28.8	(3)	$125.4

Year Ended 12/31/05
Allowance for doubtful accounts & estimated returns	$47.2	$4.5	$—		$10.0	(1)	$41.7

Valuation allowance for deferred tax assets	$118.8	$2.5	$14.9	(4)	$2.4	(3)	$133.8

(1)	Uncollectible accounts written off.
(2)	Decrease is primarily a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6 and a result of utilization of tax loss and tax credit carryforwards.
(3)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.
(4)	Increase in allowance related to tax benefit on exchange losses/(gains) on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 45 consecutive years.

Market Price of Common Stock

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$68.87	$65.10	$58.28	$53.70
June 30	68.15	64.44	61.51	56.26
September 30	71.62	64.91	62.57	58.22
December 31	80.64	71.38	66.83	59.79
Year-end Closing Price	$77.96		$65.24

Dividends Paid Per Common Share

Quarter Ended	2007	2006
March 31	$0.32	$0.29
June 30	0.36	0.32
September 30	0.36	0.32
December 31	0.36	0.32

Total	$1.40	$1.25

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary(1)

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2007		2006		2005		2004		2003	2002	2001	2000	1999	1998
Continuing Operations
Net sales(2)	$13,789.7		$12,237.7		$11,396.9		$10,584.2		$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5	$8,660.8
Results of operations:
Net income	1,737.4	(3)	1,353.4	(4)	1,351.4	(5)	1,327.1	(6)	1,421.3	1,288.3	1,146.6	1,063.8	937.3	848.6
Per share, basic	3.35	(3)	2.57	(4)	2.54	(5)	2.45	(6)	2.60	2.33	2.02	1.81	1.57	1.40
Per share, diluted	3.20	(3)	2.46	(4)	2.43	(5)	2.33	(6)	2.46	2.19	1.89	1.70	1.47	1.30
Depreciation and amortization expense	333.9		328.7		329.3		327.8		315.5	296.5	336.2	337.8	340.2	330.3
Financial Position
Current ratio	1.1		1.0		1.0		1.0		1.0	1.0	1.0	1.0	1.0	1.1
Property, plant and equipment, net	3,015.2		2,696.1		2,544.1		2,647.7		2,542.2	2,491.3	2,513.5	2,528.3	2,551.1	2,589.2
Capital expenditures	583.1		476.4		389.2		348.1		302.1	343.7	340.2	366.6	372.8	389.6
Total assets	10,112.0		9,138.0		8,507.1		8,672.9		7,478.8	7,087.2	6,984.8	7,252.3	7,423.1	7,685.2
Long-term debt	3,221.9		2,720.4		2,918.0		3,089.5		2,684.9	3,210.8	2,812.0	2,536.9	2,243.3	2,300.6
Shareholders’ equity	2,286.2		1,410.9		1,350.1		1,245.4		887.1	350.3	846.4	1,468.1	1,833.7	2,085.6
Share and Other
Book value per common share	4.53		2.81		2.67		2.43		1.71	0.69	1.54	2.57	3.14	3.53
Cash dividends declared and paid per common share	1.40		1.25		1.11		0.96		0.90	0.72	0.675	0.63	0.59	0.55
Closing price	77.96		65.24		54.85		51.16		50.05	52.43	57.75	64.55	65.00	46.44
Number of common shares outstanding (in millions)	509.0		512.7		516.2		526.6		533.7	536.0	550.7	566.7	578.9	585.4
Number of common shareholders of record	32,200		33,400		35,000		36,500		37,700	38,800	40,900	42,300	44,600	45,800
Average number of employees	36,000		34,700		35,800		36,000		36,600	37,700	38,500	38,300	37,200	38,300

(1)	All share and per share amounts have been restated to reflect the 1999 two-for-one stock split.
(2)

Net sales amounts for 2001 and prior have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.

(3)

Net income and earnings per share in 2007 include a gain for the sale of the Company’s household bleach business in Latin America of $29.7 aftertax and an income tax benefit of $73.9 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $183.7 of aftertax charges associated with the 2004 Restructuring Program, $10.0 of SFAS 88 charges and $8.2 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

(4)

Net income and earnings per share in 2006 include a gain for the sale of the Company’s household bleach business in Canada of $38.2 aftertax. This gain was more than offset by $286.3 of aftertax charges associated with the 2004 Restructuring Program and $48.1 of aftertax charges related to the adoption of SFAS 123R.

(5)

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

(6)	Net income and earnings per share in 2004 include $48.0 of aftertax charges associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2007

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Current Report on Form 8-K filed on June 7, 2007, File No. 1-644.)

4-B	a)	Indenture, dated as of November 15, 1992, between the Company and the Bank of New York as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)*

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644.)

	c)	Form of 4.75% Notes Due 2014 of Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 99(B) to its Registration Statement on Form 8-A filed on June 8, 2007, File No. 1-644.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-A (a) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)

	c)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Incentive Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-B	a)	Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-B (a) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	b)	Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employees Retirement Plan Trust, dated August 2, 1990. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	c)	Amendment, dated as of October 29, 2007, to the Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employee Trust. (Registrant hereby incorporates by reference Exhibit 10-B (c) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated as of June 7, 2007. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on June 7, 2007, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)

Exhibit No.		Description
	c)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-D		Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644.)

10-E		Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-D to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-F		Colgate-Palmolive Company Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-E to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-G	a)	Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment, dated as of September 12, 2007, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-H		Colgate-Palmolive Company Deferred Compensation Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-G to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-I		Colgate-Palmolive Company Above and Beyond Plan – Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644.)

10-J		Colgate-Palmolive Company 1987 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-K		Stock Incentive Agreement between Colgate-Palmolive Company and Reuben Mark, Chairman and Chief Executive Officer, dated November 7, 1997, pursuant to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K (b) to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-L	a)	Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J (c) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

Exhibit No.		Description
	d)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-M

U.S. $1,500,000,000 Five Year Credit Agreement dated as of November 3, 2005, among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Citigroup

Global Markets Inc. as Arranger. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-644.)

10-N		Colgate-Palmolive Company 1996 Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-N to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

10-O	a)	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (c) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	d)	Action, dated as of October 29, 2007, taken pursuant to the Colgate-Palmolive Company 2005 Employee Stock Option Plan and Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-P		Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-H to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-Q		Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-R		Share Purchase Agreement by and among Colgate-Palmolive Company, as purchaser, and the Sellers party thereto regarding GABA Holding AG, dated December 18. 2003. (Registrant hereby incorporates by reference Exhibit 99.1 to its Current Report on Form 8-K dated June 16, 2004, File No. 1-644.)

10-S		Form of Stock Incentive Agreement used in connection with grants to employees under the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-O to its Current Report on Form 8-K dated September 8, 2004, File No. 1-644.)

10-T		Form of Restricted Stock Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Exhibit 10-R to its Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-644.)

Exhibit No.		Description
10-U	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to non-employee directors under the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-S (d) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	e)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-J to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-V	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-T (d) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	e)	Action, dated as of October 29, 2007, taken pursuant to the Colgate-Palmolive Company 2005 Employee Stock Option Plan and Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-W		Consulting Agreement, dated as of July 27, 2005, between Colgate-Palmolive Company, Antares Star, Inc. and William S. Shanahan. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-644.)

10-X		Retirement Agreement, dated as of February 21, 2007, between Colgate-Palmolive Company and Javier G. Teruel. (Registrant hereby incorporates by reference Exhibit 10-V to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

12		Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.**

21		Subsidiaries of the Registrant.**

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm.**

24	Powers of Attorney.**

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
**	Filed herewith.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499