Form 10-Q
period 2008-03-31
COLGATE PALMOLIVE CO
filed 2008-04-30
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	507,809,236	March 31, 2008

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$3,713.0	$3,213.9
Cost of sales	1,613.2	1,401.7

Gross profit	2,099.8	1,812.2
Selling, general and administrative expenses	1,348.9	1,170.2
Other (income) expense, net	27.2	(9.1)

Operating profit	723.7	651.1
Interest expense, net	33.7	42.7

Income before income taxes	690.0	608.4
Provision for income taxes	223.5	121.8

Net income	$466.5	$486.6

Earnings per common share, basic	$0.90	$0.94

Earnings per common share, diluted	$0.86	$0.89

Dividends declared per common share*	$0.76	$0.68

*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$642.1	$428.7
Receivables (net of allowances of $51.9 and $50.6, respectively)	1,784.8	1,680.7
Inventories	1,287.0	1,171.0
Other current assets	374.3	338.1

Total current assets	4,088.2	3,618.5
Property, plant and equipment:
Cost	6,190.7	6,138.1
Less: Accumulated depreciation	(3,108.4)	(3,122.9)

	3,082.3	3,015.2
Goodwill, net	2,378.5	2,272.0
Other intangible assets, net	874.4	844.8
Other assets	386.0	361.5

Total assets	$10,809.4	$10,112.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$159.6	$155.9
Current portion of long-term debt	139.4	138.1
Accounts payable	1,130.9	1,066.8
Accrued income taxes	356.8	262.7
Other accruals	1,824.5	1,539.2

Total current liabilities	3,611.2	3,162.7

Long-term debt	3,407.8	3,221.9
Deferred income taxes	294.6	264.1
Other liabilities	1,243.6	1,177.1

Shareholders’ Equity
Preference stock	189.7	197.5
Common stock	732.9	732.9
Additional paid-in capital	1,506.7	1,517.7
Retained earnings	10,704.7	10,627.5
Accumulated other comprehensive income/(loss)	(1,582.9)	(1,666.8)

	11,551.1	11,408.8
Unearned compensation	(205.2)	(218.9)
Treasury stock, at cost	(9,093.7)	(8,903.7)

Total shareholders’ equity	2,252.2	2,286.2

Total liabilities and shareholders’ equity	$10,809.4	$10,112.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$466.5	$486.6
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(9.6)	10.1
Depreciation and amortization	88.6	81.0
Gain before tax on sale of non-core product lines	—	(48.6)
Stock-based compensation expense	27.1	32.7
Deferred income taxes	24.0	(94.5)
Cash effects of changes in:
Receivables	(52.1)	(54.8)
Inventories	(88.7)	(80.8)
Accounts payable and other accruals	106.4	132.2
Other non-current assets and liabilities	7.7	24.0

Net cash provided by operations	569.9	487.9

Investing Activities
Capital expenditures	(85.3)	(92.7)
Sale of property and non-core product lines	12.8	79.2
Other	8.6	(6.0)

Net cash used in investing activities	(63.9)	(19.5)

Financing Activities
Principal payments on debt	(1,222.4)	(714.6)
Proceeds from issuance of debt	1,336.6	653.2
Dividends paid	(185.6)	(166.8)
Purchases of treasury shares	(306.2)	(339.6)
Proceeds from exercise of stock options and excess tax benefits	78.1	84.0

Net cash used in financing activities	(299.5)	(483.8)

Effect of exchange rate changes on Cash and cash equivalents	6.9	0.3

Net increase/(decrease) in Cash and cash equivalents	213.4	(15.1)
Cash and cash equivalents at beginning of period	428.7	489.5

Cash and cash equivalents at end of period	$642.1	$474.4

Supplemental Cash Flow Information
Income taxes paid	$109.2	$94.9

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year.

Reference is made to the Annual Report on Form 10-K of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) filed with the Securities and Exchange Commission for the year ended December 31, 2007 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company’s financial statements issued after January 1, 2009. The Company is currently evaluating SFAS 161 and does not expect it will have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred, and restructuring costs will be expensed in periods after the acquisition date. The Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be similarly accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating SFAS 160 and does not expect it will have a material impact on the Company’s financial position or results of operations.

4.	Inventories

Inventories by major class are as follows:

	March 31, 2008	December 31, 2007
Raw materials and supplies	$284.1	$258.2
Work-in-process	48.1	43.7
Finished goods	954.8	869.1

Total Inventories	$1,287.0	$1,171.0

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	March 31, 2008	March 31, 2007
Net income	$466.5	$486.6
Other comprehensive income/(loss)
Foreign currency translation adjustments	94.3	38.4
Unrecognized pension and other retiree benefit cost adjustment	5.2	5.7
Unrealized losses on cash flow hedges	(16.2)	(2.4)
Other	0.6	(1.3)

Total comprehensive income	$550.4	$527.0

Accumulated other comprehensive income/(loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

6.	Earnings Per Share

	Three Months Ended
	March 31, 2008			March 31, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$466.5			$486.6
Preferred dividends	(7.2)			(7.1)

Basic EPS	459.3	509.0	$0.90	479.5	512.7	$0.94

Stock options and restricted stock		6.9			8.0
Convertible preference stock	7.2	23.6		7.1	26.3

Diluted EPS	$466.5	539.5	$0.86	$486.6	547.0	$0.89

7.	Income Taxes

In compliance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, the Company had unrecognized tax benefits of approximately $198.2 as of March 31, 2008 and approximately $199.3 as of December 31, 2007. If all of these unrecognized tax benefits were recognized, approximately $166 would impact the effective tax rate. It is possible that up to one-fourth of the amount of unrecognized tax benefits may be resolved in the next 12 months.

The Company recognizes interest expense related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest of approximately $33 as of March 31, 2008 and December 31, 2007.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and many states and foreign jurisdictions. While the statutes of limitations may not have expired, all U.S. federal income tax returns for the period ended December 31, 2005 have been audited by and settled with the Internal Revenue Service. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from three to six years.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

8.	Acquisitions and Divestitures

Acquisitions

During the third quarter of 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5.

Divestitures

Consistent with the Company’s strategy to prioritize higher-margin businesses, the Company sold its household bleach businesses in Latin America, excluding Colombia, in 2007. The transaction included the sale of the bleach brands Agua Jane and Nevex in Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in the Dominican Republic and Ecuador. The transaction closed during the first quarter of 2007 with proceeds of $66.5, resulting in a pretax gain of $48.6 ($29.7 aftertax) included in Other (income) expense, net in 2007. These operations were not material to the Company’s annual Net sales, Net income or Earnings per share.

9.	Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the four-year 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new business strategies (15%). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended March 31,
	2008	2007
Cost of sales	$25.9	$31.7
Selling, general and administrative expenses	13.2	11.1
Other (income) expense, net	(0.7)	3.1

Total 2004 Restructuring Program charges, pretax	$38.4	$45.9

Total 2004 Restructuring Program charges, aftertax	$21.2	$29.9

Restructuring and implementation-related charges in the preceding table are recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Charges for the three months ended March 31, 2008 relate to the 2004 Restructuring Program in North America (31%), Europe/South Pacific (28%), Latin America (1%), Greater Asia/Africa (1%), Hill’s (13%) and Corporate (26%).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $943.8 ($684.3 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges as of March 31, 2008
Termination Benefits	$403.0
Incremental Depreciation	209.5
Asset Impairments	47.4
Other	283.9

Total cumulative 2004 Restructuring Program charges, pretax	$943.8

The majority of costs incurred since inception relate to the following significant projects: the voluntary early retirement program in the U.S.; the closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico, Senegal and Kansas City, Kansas; and the realignment of sales, administrative and research and development functions in various locations around the world.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended March 31, 2008
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2007	$54.6	$—	$—	$9.0	$63.6
Charges	9.2	8.0	(11.7)	32.9	38.4
Cash payments	(15.0)	—	—	(33.0)	(48.0)
Charges against assets	—	(8.0)	11.7	(0.3)	3.4
Other	(0.1)	—	—	(0.3)	(0.4)
Foreign exchange	3.3	—	—	(2.8)	0.5

Restructuring accrual at March 31, 2008	$52.0	$—	$—	$5.5	$57.5

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits include other retiree benefit enhancements of $0.1 in the first quarter of 2008, and are reflected in Other charges as an increase to other retiree benefit liabilities.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Within Asset impairments, charges are net of gains realized on the sale of assets.

Other charges primarily consist of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. For the three months ended March 31, 2008, charges related to start-up costs for new manufacturing facilities were $1.1, and costs incurred for the development and implementation of new business and strategic initiatives were $9.9. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $41.8 of charges related to start-up costs for new manufacturing facilities and $80.2 of costs for the development and implementation of new business and strategic initiatives. All costs relating to start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
Service cost	$10.0	$11.1	$4.6	$5.6	$2.7	$3.3
Interest cost	23.5	22.0	9.4	8.2	9.0	8.1
Annual ESOP allocation	—	—	—	—	(2.4)	(3.6)
Expected return on plan assets	(28.5)	(26.4)	(7.3)	(6.4)	(0.7)	(0.5)
Amortization of transition & prior service costs (credits)	0.9	1.5	0.2	0.3	—	—
Amortization of actuarial loss	1.3	4.8	0.9	1.7	2.3	3.0

Net periodic benefit cost	$7.2	$13.0	$7.8	$9.4	$10.9	$10.3

11.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising out of the normal course of business.

Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is a potentially responsible party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the Company’s potential liability for these matters relates to a single superfund site associated with a prior acquisition. With respect to that site, substantially all of the Company’s potential liability has been acknowledged in writing as being covered by the Company’s insurance carriers, which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position or on-going results of operations and cash flows of the Company.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (IRS) and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from the IRS did not have a material impact on the financial position, results of operations or cash flows of the Company.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $665, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in its 2000 and 2001 VAT returns. In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities totaling approximately $195, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax on which the Company relied in subsequently claiming on its returns the VAT credits and income tax treatment to which these assessments relate. The Company believes based on the advice of outside counsel that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes based on the advice of outside counsel that ultimately it will prevail in the VAT matter and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine which, at the current exchange rate, approximates $150. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $125. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

In the event of an adverse decision within the internal revenue authority’s appellate process, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $65 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. The Company intends to appeal this decision to the next administrative level. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

In February 2006, the Company learned that French competition authorities initiated an inquiry into potential competition law violations in France involving exchanges of competitive information and agreements on selling terms and conditions among a number of consumer goods companies in France, including the Company’s French subsidiary. In February 2007, the Company learned that the

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Swiss competition authorities opened an investigation against the Company’s GABA Holding AG (GABA) subsidiary regarding distribution policies, retail pricing and parallel trade. Governmental investigations or proceedings relating to competition law involving the Company have also been commenced in Romania, Germany and the United Kingdom. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with this policy. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, have been transferred to the Southern District of New York. The relief sought in the three actions includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. None of the actions has been certified as a class action as yet. The Company intends to contest these actions vigorously.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, gains and losses on sales of non-core product lines and assets and, in 2007, the impact on Operating profit of a limited voluntary recall of certain Hill’s Pet Nutrition feline products. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments. Net sales and Operating profit by segment were as follows:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales
Oral, Personal and Home Care
North America	$709.5	$662.4
Latin America	945.5	790.3
Europe/South Pacific	900.0	781.6
Greater Asia/Africa	654.8	548.5

Total Oral, Personal and Home Care	3,209.8	2,782.8
Pet Nutrition	503.2	431.1

Total Net sales	$3,713.0	$3,213.9

Operating profit
Oral, Personal and Home Care
North America	$164.1	$152.2
Latin America	280.0	245.3
Europe/South Pacific	192.4	178.7
Greater Asia/Africa	105.7	81.4

Total Oral, Personal and Home Care	742.2	657.6
Pet Nutrition	127.4	115.6
Corporate	(145.9)	(122.1)

Total Operating profit	$723.7	$651.1

13.	Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions.

SFAS 157 establishes a hierarchy which requires an entity to maximize the use of quoted market prices and minimize the use of unobservable inputs. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Fair Value Measurements at March 31, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$13.6	$—	$—	$13.6
Available-for-sale securities	11.2	—	—	11.2
Derivatives, net	(2.6)	(29.4)	—	(32.0)

Marketable securities and Available-for-sale securities are included within Other current assets and Other assets, respectively, in the Condensed Consolidated Balance Sheets for each period presented. Marketable securities generally consist of bank deposits with original maturities greater than 90 days. Available-for-sale securities are valued using quoted prices on an active exchange.

Derivatives, net consist of interest rate, foreign currency and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. Forward and swap contracts are utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries. These contracts generally have durations no greater than 18 months and are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. Commodity contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts generally have durations no greater than 18 months and are measured using quoted commodity exchange prices.

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009 and it is not expected to have a material impact on the Company’s financial statements. Each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income approach, a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value.

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

Operationally, the Company is organized along geographic lines with specific regional management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. This geographic diversity and balance helps to reduce the Company’s exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through four reportable operating segments: North America, Latin America, Europe/South Pacific and Greater Asia/Africa, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis, selling its products principally through the veterinary profession and specialty pet retailers.

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

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental and veterinary professionals and retail customers. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The investments needed to fund this growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its business. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

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

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. These additional projects will not extend the length of the program beyond the anticipated completion date of December 31, 2008. Including the expansion, the cost of implementing the four-year 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. Once all projects are implemented, savings are projected to be in the range of $425 and $475 pretax ($325 and $350 aftertax) annually, substantially all of which is expected to increase future cash flows.

While the Company expects market conditions to remain highly competitive throughout 2008, the Company believes it is well-positioned for continued growth. Over the long-term, the Company’s continued focus on its consumer products business, the strength of its global brand names, its broad international presence in both developed and developing markets and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Worldwide Net sales were $3,713.0 in the first quarter of 2008, up 15.5% from the first quarter of 2007 driven by volume growth of 5.0%, net selling price increases of 3.0% and a positive foreign exchange impact of 7.5%. The 2007 divestment of the Latin American household bleach business reduced sales growth for the three months ended March 31, 2008 by 0.5% versus the comparable period of 2007. Excluding the impact of this divestment, sales increased 16.0% on volume growth of 5.5%.

Net sales in the Oral, Personal and Home Care segment were $3,209.8 in the first quarter of 2008, up 15.5% from the first quarter of 2007 driven by volume growth of 5.0%, net selling price increases of 2.5% and a positive foreign exchange impact of 8.0%. The 2007 divestment of the Latin American household bleach business reduced sales growth for the three months ended March 31, 2008 by 0.5% versus the comparable period of 2007. Excluding the impact of this divestment, sales increased 16.0% on volume growth of 5.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in North America increased 7.0% in the first quarter of 2008 to $709.5 driven by volume growth of 4.5%, net selling price increases of 1.5% and a positive foreign exchange impact of 1.0%. Products contributing to the growth in oral care included Colgate Total Advanced Clean, Colgate Total Advanced Whitening, Colgate Max Fresh BURST and Colgate Sensitive toothpastes, Colgate 360°, Colgate 360° Sensitive and the new Colgate 360° Deep Clean manual toothbrushes and Colgate 360° Sonic Power battery toothbrush. Successful new products in other categories contributing to growth include Irish Spring Moisture Blast and Irish Spring Reviving Mint body wash for men, Softsoap brand SPA Radiant body wash and liquid hand soap, Softsoap brand foaming liquid hand soap in new premium sensorial fragrances and Suavitel Ultra Aroma Sensations fabric conditioner. Operating profit in North America increased 8% in the first quarter of 2008 to $164.1, reflecting increased sales offset by lower gross profit margins as a result of the increase in raw material costs.

Net sales in Latin America increased 19.5% in the first quarter of 2008 to $945.5 as a result of 6.0% volume growth, net selling price increases of 6.0% and a positive foreign exchange impact of 7.5%. The 2007 divestment of the household bleach business reduced sales growth for the three months ended March 31, 2008 by 1.5% versus the comparable period of 2007. Excluding the impact of the 2007 divestment, Net sales increased 21.0% on volume growth of 7.5%. Volume gains were led by Mexico, Brazil, Venezuela, Argentina and Dominican Republic. Products contributing to the growth in oral care included Colgate Total Professional Clean and Colgate Max White toothpastes, Colgate 360° and Colgate 360° Sensitive manual toothbrushes, and Colgate Plax Whitening and Colgate Plax Ice mouthwashes. Products contributing to growth in other categories include Palmolive Naturals Yogurt and Fruits, Palmolive Nutri-Milk Double Moisture and Protex Oats bar soaps, Lady Speed Stick Double Defense multi-form deodorants, Palmolive Caprice shampoo and Palmolive Nutri-Milk shower gel. Operating profit in Latin America increased 14% to $280.0, reflecting increased sales offset by increased raw material costs, increased freight and warehousing costs and higher levels of advertising.

Net sales in Europe/South Pacific increased 15.0% in the first quarter of 2008 to $900.0 as a result of 3.0% volume growth and a 13.0% positive impact of foreign exchange, partially offset by a 1.0% reduction in net selling prices. Volume gains in the GABA business, the United Kingdom, Denmark, Poland, Greece, Romania, Adria, Austria, Holland and Australia more than offset a volume decline in France and Italy due to challenging market conditions. Products contributing to growth in oral care include Colgate Total, Colgate Max Fresh and Colgate Max White toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes, Colgate 360° Sonic Power battery toothbrush and Colgate Plax Whitening mouth rinse. Products contributing to gains in other product categories include Palmolive Pure Cashmere Intense Nourishment and Palmolive Aromatherapy Happyful shower gels, Palmolive Odor Neutralizing liquid hand soap, and Ajax Professional bucket dilutable and Ajax Professional glass cleaners. Operating profit in Europe/South Pacific increased 8% to $192.4, reflecting increased sales and higher gross profit margins, partially offset by increased investments in commercial activities.

Net sales in Greater Asia/Africa increased 19.5% in the first quarter of 2008 to $654.8 on volume growth of 8.0%, net selling price increases of 3.0% and a positive foreign exchange impact of 8.5%. The strong volume gains were led by India, Russia, Ukraine and the rest of the CIS countries, Malaysia, Thailand, Vietnam, South Africa, Morocco, the Gulf States and the Greater China region. Successful new products driving the oral care growth include Colgate Total Professional Clean, Colgate Herbal Gel, Colgate 360°

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Whole Mouth Clean and Darlie Salt White toothpastes, and Colgate 360° Sensitive and Colgate 360° Deep Clean manual toothbrushes. New products contributing to growth in other categories in the region include Palmolive Vitamins and Oil shower gel, Palmolive Thermal Spa Seabuckthorn shower gel, bar soap and liquid hand soap, Palmolive Pure Cashmere shower cream and bar soap and Protex Propolis bar soap. Operating profit in Greater Asia/Africa increased 30% to $105.7, reflecting increased volume and gross profit margins.

Net sales for Hill’s Pet Nutrition increased 16.5% in the first quarter of 2008 to $503.2 on volume growth of 4.0%, an increase in net selling prices of 7.5% and a positive foreign exchange impact of 5.0%. Strong performers within the U.S. specialty pet channel included Science Diet Canine Adult Large Breed and Science Diet Canine Adult Lamb Meal & Rice Recipe Small Bites. Science Diet Indoor Cat Adult and Science Diet Feline Light Adult contributed to growth in feline products. Prescription Diet c/d Multicare Feline, Prescription Diet j/d Canine and Prescription Diet d/d Canine drove growth in the U.S. veterinary channel. Internationally, volume growth was led by Australia, Switzerland, Italy, Spain, Brazil, Colombia, Belgium and Romania. New pet food products contributing to the international growth include Prescription Diet j/d Light Canine, Science Plan Chunks in Gravy Feline pouches and Prescription Diet c/d Multicare Feline. Operating profit increased 10% to $127.4, reflecting increased sales partially offset by lower gross profit margins as a result of higher costs for agricultural commodities.

Like most North American pet food producers, Hill’s Pet Nutrition was affected by the U.S. Food and Drug Administration’s pet food recall in March 2007. Hill’s took the precaution of conducting a voluntary recall of a small number of its products that may have been affected. These products accounted for less than 0.5% of Hill’s Pet Nutrition’s annual 2007 Net sales. Hill’s Pet Nutrition Operating profit for the first quarter of 2007 does not reflect the impact of the recall as these costs have been included in the Corporate Segment.

Operating profit (loss) related to Corporate increased to ($145.9) in the first quarter of 2008 from ($122.1) in the comparable 2007 period, primarily due to the gain on sale of non-core product lines included in the results for the first quarter of 2007. The changes in Corporate Operating profit (loss) are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
2004 Restructuring Program	$(38.4)	$(45.9)
Gain on sale of non-core product lines	—	48.6
Hill’s limited voluntary recall	—	(13.6)
Other Corporate	(107.5)	(111.2)

Corporate Operating profit (loss)	$(145.9)	$(122.1)

Restructuring and implementation-related charges are reflected in the following income statement categories:

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2008	2007
Cost of sales	$25.9	$31.7
Selling, general and administrative expenses	13.2	11.1
Other (income) expense, net	(0.7)	3.1

Total 2004 Restructuring Program charges, pretax	$38.4	$45.9

Total 2004 Restructuring Program charges, aftertax	$21.2	$29.9

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 56.6% in the first quarter of 2008 from 56.4% in the first quarter of 2007. Restructuring charges lowered the reported gross profit margin by 70 basis points (bps) and 100 bps in the first quarter of 2008 and 2007, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 57.3% in the first quarter of 2008 and 57.4% in the first quarter of 2007. Increases in packaging and raw material costs were largely offset by a continued focus on cost-savings programs and higher pricing.

Selling, general and administrative expenses as a percentage of Net sales decreased slightly to 36.3% in the first quarter of 2008 from 36.4% in 2007. The 10 bps decrease in the first three months of 2008 was driven primarily by a continued focus on cost-savings programs, offset by increased advertising. In the first quarter of 2008, advertising increased 16% to $414.1 as compared with $356.3 in 2007.

Other (income) expense, net amounted to $27.2 in the first quarter of 2008 as compared with ($9.1) in the first quarter of 2007. Other (income) expense, net for the first quarter of 2007 includes a pretax gain of ($48.6) related to the sale of the Company’s household bleach business in Latin America and $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Other (income) expense, net for the first quarter of 2008 and 2007 reflects ($0.7) and $3.1 related to the Company’s 2004 Restructuring Program, respectively.

Operating profit increased 11% to $723.7 in the first quarter of 2008 from $651.1 in 2007, benefiting from a $7.5 decrease in restructuring charges compared to the first quarter of 2007. Restructuring charges were $38.4 and $45.9 for the first quarter of 2008 and 2007, respectively. Additionally, the first quarter of 2007 includes the negative impact of $13.6 related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Offsetting the above was a $48.6 gain recorded in the first quarter of 2007 related to the sale of the Company’s household bleach business in Latin America; there was no comparable sale in 2008.

Interest expense, net decreased to $33.7 in the first quarter of 2008, as compared with $42.7 in the comparable period of 2007, due to lower average interest rates and higher cash balances.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 33.0%, an increase from the first quarter 2007 tax rate of 32.0%. The 2008 estimated full year effective tax rate reflects a change in mix of income in foreign tax rate jurisdictions as well as higher U.S. taxes as a result of increased remittances of overseas earnings.

The tax rate for the first quarter of 2008 of 32.4% reflects the impact of the Company’s 2004 Restructuring Program (60 bps). The tax benefit derived from charges incurred related to the 2004 Restructuring Program during the three months ended March 31, 2008 was at a rate of 44.8% as compared with 34.9% for the comparable period in 2007. The March 31, 2008 rate of 44.8% was primarily due to the impact of nontaxable gains on the sale of land in various overseas jurisdictions. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

The 2007 first quarter tax rate was impacted by the recognition of $73.9 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries, the sale of the household bleach business in Latin America (60 bps), the Hill’s Pet Nutrition voluntary recall (20 bps) and charges from the 2004 Restructuring Program (20 bps), resulting in a tax rate of 20.0%.

Net income for the first quarter of 2008 decreased to $466.5 from $486.6 in the comparable 2007 period, and earnings per common share on a diluted basis decreased to $0.86 per share compared with $0.89 per share in the comparable 2007 period. Net income for the first quarter of 2008 includes $21.2 ($0.04 per share) of charges related to the Company’s 2004 Restructuring Program. Net income for the first three months of 2007 included a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were partially offset by $29.9 ($0.05 per share) of charges related to the Company’s 2004 Restructuring Program and $8.2 ($0.02 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding divestments (Non-GAAP). Management believes these Non-GAAP financial measures provide useful supplemental information to investors as they allow investors to compare Net sales and volume growth from on-going operations on a period-over-period basis.

Worldwide Gross profit is discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impact of restructuring charges (Non-GAAP). Management believes this Non-GAAP financial measure provides useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and is useful for period-over-period comparisons of such operations.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP.

For a table summarizing segment Net sales and Operating profit, please refer to Note 12, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 17% to $569.9 in the first quarter of 2008, compared with $487.9 in the comparable period of 2007. Overall, working capital improved to 0.8% of sales for the first quarter of 2008 as compared with 1.0% of sales for the first quarter of 2007. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Inventory balances increased as a result of raw materials cost increases, inventory build-up for new product launches and promotional activities, and, to a lesser extent, to ensure continued product supply during plant closings under the 2004 Restructuring Program.

With the progression of the 2004 Restructuring Program, pretax restructuring charges decreased $7.5 and cash spending increased $12.2 relative to the comparable period of 2007. Substantially all of the restructuring accrual at March 31, 2008 will be paid out before year end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $63.9 in the first quarter of 2008, compared with $19.5 in the comparable period of 2007. Investing activities for the first quarter of 2008 include $12.8 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program. Investing activities for the first quarter of 2007 include $66.5 of net proceeds from the sale of the Company’s Latin American household bleach business and $12.7 of proceeds from the sale of other property primarily related to the 2004 Restructuring Program. Capital spending decreased in the first quarter of 2008 to $85.3 from $92.7 in the comparable period of 2007 primarily due to completion of certain projects related to the 2004 Restructuring Program. Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2008 are expected to be at an annual rate of approximately 4.5% of Net sales.

Financing activities used $299.5 of cash during the first quarter of 2008 compared with $483.8 in the comparable period of 2007. This decrease is primarily due to a net increase of debt and lower repurchases of common stock.

On January 30, 2008, the Board of Directors approved a new stock repurchase program (the 2008 Program) that authorizes the Company to purchase up to 30 million common shares. In the first quarter of 2008, the Company increased the annualized common stock dividend by 11% to $1.60 per share and the annualized Series B Convertible Preference Stock dividend to $12.80 per share effective in the second quarter of 2008.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Commercial paper outstanding was $589.3 and $622.4 as of March 31, 2008 and 2007, respectively. The maximum commercial paper outstanding during the three months ended March 31, 2008 and 2007 was approximately $1,600 and $1,300, respectively. The average daily balances outstanding for commercial paper in the first quarters of 2008 and 2007 were $1,270.0 and $1,024.1, respectively. At March 31, 2008, $601.1 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP) that are guaranteed by the Company and certain amounts payable to banks both contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of our views and assumptions as of this time and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchases its common stock under a share repurchase program that was approved by the Board of Directors and publicly announced in January 2008 (the 2008 Program). Under the 2008 Program, the Company is authorized to purchase up to 30 million shares of the Company’s common stock. The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Prior to the Board’s approval of the 2008 Program, the Company purchased its shares under a program that was approved by the Board of Directors and publicly announced in March 2006 (the 2006 Program). Under the 2006 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock. The 2008 Program replaced the 2006 Program at the close of business on January 30, 2008.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 through 31, 2008	402,032	$77.89	298,600	29,931,400
February 1 through 29, 2008	1,889,935	$75.92	1,581,400	28,350,000
March 1 through 31, 2008	1,671,832	$76.90	1,540,000	26,810,000

Total	3,963,799		3,420,000

(1)	Includes share repurchases under the 2008 and 2006 Programs and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 543,799 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

(3)

In January, 230,000 shares were repurchased under the 2006 Program. Beginning on January 31, 2008, the maximum number of shares reflects the 30 million shares authorized for repurchase under the 2008 Program less the cumulative number of shares that have been purchased under the 2008 Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 30, 2008	/S/ IAN M. COOK
Ian M. Cook
President and Chief Executive Officer

Principal Financial Officer:

April 30, 2008	/S/ STEPHEN C. PATRICK
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

April 30, 2008	/S/ DENNIS J. HICKEY
Dennis J. Hickey
Vice President and Corporate Controller