Form 10-Q
period 2008-06-30
COLGATE PALMOLIVE CO
filed 2008-07-29
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	505,732,409	June 30, 2008

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$3,964.8	$3,405.4	$7,677.8	$6,619.3
Cost of sales	1,725.0	1,497.0	3,338.2	2,898.7

Gross profit	2,239.8	1,908.4	4,339.6	3,720.6
Selling, general and administrative expenses	1,422.7	1,223.7	2,771.6	2,393.9
Other (income) expense, net	50.1	27.1	77.3	18.0

Operating profit	767.0	657.6	1,490.7	1,308.7
Interest expense, net	25.4	40.4	59.1	83.1

Income before income taxes	741.6	617.2	1,431.6	1,225.6
Provision for income taxes	247.8	201.4	471.3	323.2

Net income	$493.8	$415.8	$960.3	$902.4

Earnings per common share, basic	$0.96	$0.80	$1.86	$1.74

Earnings per common share, diluted	$0.92	$0.76	$1.78	$1.65

Dividends declared per common share*	$—	$—	$0.76	$0.68

*	Two dividends were declared in the first quarter of 2008 and 2007.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$622.8	$428.7
Receivables (net of allowances of $53.3 and $50.6, respectively)	1,872.5	1,680.7
Inventories	1,340.5	1,171.0
Other current assets	421.4	338.1

Total current assets	4,257.2	3,618.5
Property, plant and equipment:
Cost	6,187.6	6,138.1
Less: Accumulated depreciation	(3,038.3)	(3,122.9)

	3,149.3	3,015.2
Goodwill, net	2,401.5	2,272.0
Other intangible assets, net	863.1	844.8
Other assets	399.2	361.5

Total assets	$11,070.3	$10,112.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$115.7	$155.9
Current portion of long-term debt	138.9	138.1
Accounts payable	1,167.6	1,066.8
Accrued income taxes	261.6	262.7
Other accruals	1,636.5	1,539.2

Total current liabilities	3,320.3	3,162.7

Long-term debt	3,475.9	3,221.9
Deferred income taxes	347.1	264.1
Other liabilities	1,260.4	1,177.1

Shareholders’ Equity
Preference stock	186.8	197.5
Common stock	732.9	732.9
Additional paid-in capital	1,520.2	1,517.7
Retained earnings	11,185.6	10,627.5
Accumulated other comprehensive income/(loss)	(1,469.9)	(1,666.8)

	12,155.6	11,408.8
Unearned compensation	(203.5)	(218.9)
Treasury stock, at cost	(9,285.5)	(8,903.7)

Total shareholders’ equity	2,666.6	2,286.2

Total liabilities and shareholders’ equity	$11,070.3	$10,112.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$960.3	$902.4
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(47.1)	(7.7)
Depreciation and amortization	172.4	161.1
Gain before tax on sale of non-core product lines	—	(48.6)
Stock-based compensation expense	42.7	52.3
Deferred income taxes	67.0	(79.6)
Cash effects of changes in:
Receivables	(132.5)	(105.5)
Inventories	(135.2)	(101.5)
Accounts payable and other accruals	59.8	151.5
Other non-current assets and liabilities	41.5	(25.4)

Net cash provided by operations	1,028.9	899.0
Investing Activities
Capital expenditures	(216.7)	(199.6)
Sale of property and non-core product lines	44.9	81.6
Other	0.8	(13.2)

Net cash used in investing activities	(171.0)	(131.2)
Financing Activities
Principal payments on debt	(1,380.8)	(1,356.7)
Proceeds from issuance of debt	1,542.9	1,421.1
Dividends paid	(402.2)	(364.2)
Purchases of treasury shares	(542.0)	(602.2)
Proceeds from exercise of stock options and excess tax benefits	117.1	185.2

Net cash used in financing activities	(665.0)	(716.8)
Effect of exchange rate changes on Cash and cash equivalents	1.2	6.4

Net increase in Cash and cash equivalents	194.1	57.4
Cash and cash equivalents at beginning of period	428.7	489.5

Cash and cash equivalents at end of period	$622.8	$546.9

Supplemental Cash Flow Information
Income taxes paid	$399.0	$312.0

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

3.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company’s financial statements issued after January 1, 2009 and will enhance the Company’s future disclosures. SFAS 161 will not have any impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will apply SFAS 141R prospectively to business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating SFAS 160 and does not expect it will have a material impact on the Company’s financial position or results of operations.

4.	Inventories

Inventories by major class are as follows:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$295.0	$258.2
Work-in-process	51.6	43.7
Finished goods	993.9	869.1

Total Inventories	$1,340.5	$1,171.0

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$493.8	$415.8	$960.3	$902.4
Other comprehensive income/(loss)
Foreign currency translation adjustments	97.1	79.6	191.4	118.0
Unrecognized pension and other retiree benefit cost adjustment	3.3	10.7	8.5	16.4
Unrealized gains/(losses) on cash flow hedges	17.9	(1.5)	1.7	(3.9)
Other	(5.3)	(2.3)	(4.7)	(3.6)

Total comprehensive income	$606.8	$502.3	$1,157.2	$1,029.3

Accumulated other comprehensive income/(loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

6.	Earnings Per Share

	Three Months Ended
	June 30, 2008			June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$493.8			$415.8
Preferred dividends	(6.9)			(6.8)

Basic EPS	486.9	507.1	$0.96	409.0	511.0	$0.80

Stock options and restricted stock		6.4			7.7
Convertible preference stock	6.9	23.1		6.8	25.5

Diluted EPS	$493.8	536.6	$0.92	$415.8	544.2	$0.76

	Six Months Ended
	June 30, 2008			June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$960.3			$902.4
Preferred dividends	(14.1)			(13.9)

Basic EPS	946.2	508.1	$1.86	888.5	511.8	$1.74

Stock options and restricted stock		6.5			7.8
Convertible preference stock	14.1	23.4		13.9	25.9

Diluted EPS	$960.3	538.0	$1.78	$902.4	545.5	$1.65

7.	Income Taxes

The Company had unrecognized tax benefits of $194.8 as of June 30, 2008 and $199.3 as of December 31, 2007. If all of these unrecognized tax benefits were recognized, approximately $163 would impact the effective tax rate. It is possible that up to one-fourth of the amount of unrecognized tax benefits may be resolved in the next 12 months.

The Company recognizes interest expense related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest of approximately $32 as of June 30, 2008 and $33 as of December 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in many state and foreign jurisdictions. Although the statutes of limitations have not expired, all U.S. federal income tax returns for the periods ending on or before December 31, 2005 have been audited by and settled with the Internal Revenue Service (IRS). With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2003. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from three to six years.

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

9.	Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule and is expected to be completed by December 31, 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. Including the expansion, the cost of implementing the four-year 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new business strategies (15%). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures.

Restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$11.0	$34.7	$36.9	$66.4
Selling, general and administrative expenses	20.7	10.0	33.9	21.1
Other (income) expense, net	7.2	10.7	6.5	13.8

Total 2004 Restructuring Program charges, pretax	$38.9	$55.4	$77.3	$101.3

Total 2004 Restructuring Program charges, aftertax	$29.5	$41.7	$50.7	$71.6

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

Charges for the three months ended June 30, 2008 relate to the 2004 Restructuring Program in North America (41%), Europe/South Pacific (7%), Latin America (1%), Greater Asia/Africa (22%), Pet Nutrition (1%) and Corporate (28%). Charges for the six months ended June 30, 2008 relate to the 2004 Restructuring Program in North America (36%), Europe/South Pacific (17%), Latin America (1%), Greater Asia/Africa (12%), Pet Nutrition (7%) and Corporate (27%).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $982.7 ($713.8 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges as of June 30, 2008
Termination Benefits	$415.5
Incremental Depreciation	211.9
Asset Impairments	48.8
Other	306.5

Total cumulative 2004 Restructuring Program charges, pretax	$982.7

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended June 30, 2008
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at March 31, 2008	$52.0	$—	$—	$5.5	$57.5
Charges	12.5	2.4	1.4	22.6	38.9
Cash payments	(33.7)	—	—	(23.9)	(57.6)
Charges against assets	(0.4)	(2.4)	(1.4)	23.6	19.4
Other	—	—	—	(8.1)	(8.1)
Foreign exchange	(0.2)	—	—	0.1	(0.1)

Restructuring accrual at June 30, 2008	$30.2	$—	$—	$19.8	$50.0

	Six Months Ended June 30, 2008
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2007	$54.6	$—	$—	$9.0	$63.6
Charges	21.7	10.4	(10.3)	55.5	77.3
Cash payments	(48.7)	—	—	(56.9)	(105.6)
Charges against assets	(0.4)	(10.4)	10.3	23.3	22.8
Other	(0.1)	—	—	(8.4)	(8.5)
Foreign exchange	3.1	—	—	(2.7)	0.4

Restructuring accrual at June 30, 2008	$30.2	$—	$—	$19.8	$50.0

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements, amounting to $0.4 in both the three and six months ended June 30, 2008, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. During the first half of 2008, the Company made an $18.8 voluntary contribution to partially fund this obligation.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Other charges primarily consist of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. During the three and six months ended June 30, 2008, charges related to start-up costs for new manufacturing facilities were $1.5 and $2.6, respectively, and costs incurred for the development and implementation of new business and strategic initiatives were $15.8 and $25.7, respectively. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $43.3 of charges related to start-up costs for new manufacturing facilities and $96.0 of costs for the development and implementation of new business and strategic initiatives. All costs relating to start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$10.2	$12.3	$7.5	$5.8	$2.5	$3.2
Interest cost	23.9	23.1	11.8	9.5	8.0	8.2
Annual ESOP allocation	—	—	—	—	(2.1)	(3.5)
Expected return on plan assets	(28.5)	(28.2)	(12.3)	(7.3)	(0.6)	(0.5)
Amortization of transition & prior service costs (credits)	0.9	1.5	0.3	0.2	(0.1)	(0.1)
Amortization of actuarial loss	1.8	4.3	0.5	1.9	2.2	3.0

Net periodic benefit cost	$8.3	$13.0	$7.8	$10.1	$9.9	$10.3

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$20.2	$23.4	$12.1	$11.4	$5.2	$6.5
Interest cost	47.4	45.1	21.2	17.7	17.0	16.3
Annual ESOP allocation	—	—	—	—	(4.5)	(7.1)
Expected return on plan assets	(57.0)	(54.6)	(19.6)	(13.7)	(1.3)	(1.0)
Amortization of transition & prior service costs (credits)	1.8	3.0	0.5	0.5	(0.1)	(0.1)
Amortization of actuarial loss	3.1	9.1	1.4	3.6	4.5	6.0

Net periodic benefit cost	$15.5	$26.0	$15.6	$19.5	$20.8	$20.6

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

For the six months ended June 30, 2008 and 2007 the Company made voluntary contributions of $35.0 and $45.0, respectively (including $18.8 and $34.5, respectively, related to restructuring, refer to Note 9, “Restructuring Activities”), to its U.S. postretirement plans.

11.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the normal course of business.

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

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from the IRS did not have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $685, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in the subsidiary’s 2000 and 2001 VAT returns. In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $195, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $745, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for both VAT and income tax matters on which the Company relied in subsequently claiming on its returns the VAT credits and income tax treatment to which these assessments relate. The Company believes, based on the advice of outside counsel, that its tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding these matters. If such discussions are not resolved to the

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Company’s satisfaction, it intends to vigorously challenge the assessments in the Mexican court system and through discussions between Mexican and U.S. government authorities pursuant to the income tax treaty between the countries. Although there can be no assurances, the Company believes, based on the advice of outside counsel, that ultimately it will prevail in the VAT matter and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine which, at the current exchange rate, approximates $164. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $139. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $72 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. The Company intends to appeal this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

During the period from February 2006 to April 2008, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in France, Germany, Romania, Switzerland and the United Kingdom. In June 2008, the Company learned that additional such investigations had been commenced by authorities in Italy, the Netherlands, Spain and the European Union. The Company understands that many of these investigations also involve other consumer goods companies. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with this policy. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, if necessary, take additional reserves as appropriate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Oral, Personal and Home Care
North America	$715.1	$671.5	$1,424.6	$1,333.9
Latin America	1,065.1	860.9	2,010.6	1,651.2
Europe/South Pacific	966.7	844.9	1,866.7	1,626.5
Greater Asia/Africa	670.4	570.3	1,325.2	1,118.8

Total Oral, Personal and Home Care	3,417.3	2,947.6	6,627.1	5,730.4
Pet Nutrition	547.5	457.8	1,050.7	888.9

Total Net sales	$3,964.8	$3,405.4	$7,677.8	$6,619.3

Operating profit
Oral, Personal and Home Care
North America	$169.8	$161.6	$333.9	$313.8
Latin America	294.5	246.9	574.5	492.2
Europe/South Pacific	202.1	187.1	394.5	365.8
Greater Asia/Africa	105.1	87.0	210.8	168.4

Total Oral, Personal and Home Care	771.5	682.6	1,513.7	1,340.2
Pet Nutrition	129.9	122.0	257.3	237.6
Corporate	(134.4)	(147.0)	(280.3)	(269.1)

Total Operating profit	$767.0	$657.6	$1,490.7	$1,308.7

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements at June 30, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$20.7	$—	$—	$20.7
Available-for-sale securities	5.9	—	—	5.9
Derivatives, net	10.8	(21.7)	—	(10.9)

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009, which is not expected to have a material impact on the Company’s financial statements. Each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment using the income approach, a valuation technique under which estimated future cash flows are discounted to their present value to calculate fair value.

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

The Oral, Personal and Home Care segment is operated through four reportable operating segments: North America, Latin America, Europe/South Pacific and Greater Asia/Africa, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through the veterinary profession and specialty pet retailers.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The investments needed to fund this growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its businesses. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

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

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule and is expected to be completed by December 31, 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. Including the expansion, the cost of implementing the four-year 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and implemented, totaling between $1,000 and $1,075 ($725 and $775 aftertax). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. Once all projects are implemented, savings are projected to be in the range of $425 and $475 pretax ($325 and $350 aftertax) annually, substantially all of which is expected to increase future cash flows.

While the Company expects market conditions to remain highly competitive throughout 2008, the Company believes it is well-positioned for continued growth. Increasing material and commodity costs, and the extent to which the Company is able to offset them through selling price increases and cost-savings initiatives, will impact gross profit margins in the near-term. Over the long-term, the Company’s continued focus on its consumer products business, the strength of its global brand names, its broad international presence in both developed and developing markets and its strong capital base all position it to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Worldwide Net sales were $3,964.8 in the second quarter of 2008, up 16.5% from the second quarter of 2007 driven by volume growth of 5.0%, net selling price increases of 4.5% and a positive foreign exchange impact of 7.0%.

Net sales in the Oral, Personal and Home Care segment were $3,417.3 in the second quarter of 2008, up 16.0% from the second quarter of 2007 driven by volume growth of 5.0%, net selling price increases of 3.5% and a positive foreign exchange impact of 7.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in North America increased 6.5% in the second quarter of 2008 to $715.1 driven by volume growth of 4.5%, net selling price increases of 1.5% and a positive foreign exchange impact of 0.5%. Products contributing to the growth in oral care included Colgate Total Advanced Clean, Colgate Total Advanced Whitening, Colgate Max Fresh and Colgate Sensitive toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate 360° Deep Clean manual toothbrushes and Colgate 360° Sonic Power battery toothbrush. Successful new products in other categories contributing to growth include Irish Spring Moisture Blast and Irish Spring Reviving Mint body wash for men, Softsoap brand SPA Radiant body wash and liquid hand soap, Softsoap brand foaming liquid hand soap in new fragrances and Softsoap brand Body Butter Coconut Scrub moisturizing body wash. Operating profit in North America increased 5% in the second quarter of 2008 to $169.8, reflecting increased sales and the benefits from restructuring and other efficiency programs, partially offset by higher raw and packaging material costs.

Net sales in Latin America increased 23.5% in the second quarter of 2008 to $1,065.1 as a result of 7.5% volume growth, net selling price increases of 8.5% and a positive foreign exchange impact of 7.5%. Volume growth was led by Mexico, Brazil, Venezuela, Colombia and Argentina. Products contributing to the growth in oral care included Colgate Total Professional Clean and Colgate Max White toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes, Colgate 360° MicroSonic battery toothbrush and Colgate Plax Whitening and Colgate Plax Ice mouthwashes. Products contributing to growth in other categories include Palmolive Naturals Yogurt and Fruits and Protex Oats bar soaps, Palmolive bar soap and shower gel with ingredients from the Amazon, Lady Speed Stick Double Defense multi-form deodorants, Palmolive Caprice shampoo, Protex Oats shower gel and Suavitel Magic Moments fabric conditioner. Operating profit in Latin America increased 19% in the second quarter of 2008 to $294.5, reflecting increased sales and gross profit margins partially offset by higher levels of advertising.

Net sales in Europe/South Pacific increased 14.5% in the second quarter of 2008 to $966.7 as a result of 0.5% volume growth and a 14.0% positive impact of foreign exchange. Volume growth in the GABA business, the United Kingdom, Poland, Greece, Germany, the Baltic States and Australia more than offset volume declines in France and Italy due to challenging market conditions. Products contributing to growth in oral care include Colgate Total, Colgate Max Fresh and Colgate Max White toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes, Colgate 360° Sonic Power battery toothbrush and Colgate Plax Whitening mouth rinse. Products contributing to growth in other product categories include Palmolive Pure Cashmere Intense Nourishment, Palmolive Naturals Cherry Blossom and Palmolive Tahiti Pearl shower gels, Ajax Professional bucket dilutable and Ajax Professional glass cleaners and Soupline Magic Moments fabric conditioner. Operating profit in Europe/South Pacific increased 8% in the second quarter of 2008 to $202.1, reflecting increased sales partially offset by higher levels of advertising.

Net sales in Greater Asia/Africa increased 17.5% in the second quarter of 2008 to $670.4 driven by volume growth of 7.5%, net selling price increases of 4.5% and a positive foreign exchange impact of 5.5%. Sales growth for the three months ended June 30, 2008 was reduced by 0.5% versus the comparable period of 2007 as a result of the Company’s divestment of its fabric care business in Senegal. Excluding the impact of this divestment, Net sales increased 18.0% on volume growth of 8.0%. The strong volume growth was led by India, Russia, Ukraine, Malaysia, Thailand, Philippines, Vietnam, South Africa, the Gulf States and the Greater China region. Successful new products driving the oral care growth include Colgate Total Professional Clean, Colgate Max Fresh, Colgate 360° Whole Mouth Clean

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

and Darlie Salt White toothpastes, Colgate 360° Sensitive and Colgate 360° Deep Clean manual toothbrushes, and Plax Overnight Herbal Sensations mouthwash. New products contributing to growth in other categories in the region include Palmolive Nutra-Oil shower gel, Palmolive Thermal Spa Nourishing Boost shower gel, bar soap and liquid hand soap, Palmolive Pure Cashmere shower cream and bar soap, and Protex Icy Cool bar soap. Operating profit in Greater Asia/Africa increased 21% in the second quarter of 2008 to $105.1, reflecting increased sales and gross profit margins partially offset by higher levels of advertising.

Net sales for the Hill’s Pet Nutrition segment increased 19.5% in the second quarter of 2008 to $547.5 driven by volume growth of 6.0%, an increase in net selling prices of 8.0% and a positive foreign exchange impact of 5.5%. Strong performers within the U.S. specialty pet channel included Science Diet Adult Large Breed Canine, Science Diet Adult Lamb Meal & Rice Recipe Small Bites Canine and Science Diet Nature’s Best Canine. Science Diet Indoor Cat Adult, Science Diet Nature’s Best Feline and Science Diet Tender Chunks in Gravy Feline pouches contributed to growth in feline. Prescription Diet c/d Multicare Feline, Prescription Diet d/d Canine, Prescription Diet r/d Feline and Prescription Diet w/d Feline drove growth in the U.S. veterinary channel. Internationally, volume growth was led by Italy, France, Germany, Belgium, the Netherlands, Australia, Taiwan, Thailand, Poland, Venezuela and Hong Kong. New pet food products contributing to the international growth include Science Plan Canine and Feline Nature’s Best, Science Plan Chunks in Gravy Feline pouches and Prescription Diet Hypo Allergenic Canine treats. Operating profit increased 6% in the second quarter of 2008 to $129.9, reflecting increased sales partially offset by lower gross profit margins as a result of higher costs for agricultural commodities and higher levels of advertising.

Worldwide Net sales were $7,677.8 in the first half of 2008, up 16.0% from the first half of 2007 driven by volume growth of 5.0%, net selling price increases of 3.5% and a positive foreign exchange impact of 7.5%.

Net sales in the Oral, Personal and Home Care segment were $6,627.1 in the first half of 2008, up 15.5% from 2007 driven by volume growth of 5.0%, net selling price increases of 3.0% and a positive foreign exchange impact of 7.5%. The 2007 divestment of the Latin American household bleach business and the 2008 divestment of the fabric care business in Senegal reduced sales growth for the six months ended June 30, 2008 by 0.5% versus the comparable period of 2007. Excluding these divestments, sales increased 16.0% on volume growth of 5.5%. Within this segment, North America sales increased 7.0% driven by volume growth of 4.5% and net selling price increases of 1.5%, Latin America sales increased 22.0% on volume growth of 7.0% and net selling price increases of 7.5%, Europe/South Pacific sales increased 15.0% on volume growth of 2.0% and Greater Asia/Africa sales increased 18.5% on volume growth of 7.5% and net selling price increases of 4.0%, with the remainder of the increase in each region due to positive foreign exchange. The 2007 divestment of the Latin American household bleach business and the 2008 divestment of the Senegal fabric care business reduced sales growth for the six months ended June 30, 2008 by 0.5% versus the comparable period of 2007 for each of the Latin America and Greater Asia/Africa regions. Excluding the impact of these divestments, sales increased 22.5% for Latin America and 19.0% for Greater Asia/Africa on volume growth of 7.5% and 8.0%, respectively.

Net sales for the Hill’s Pet Nutrition segment increased 18.0% in the first half of 2008 to $1,050.7 driven by volume growth of 5.0%, net selling price increases of 7.5% and a positive foreign exchange impact of

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

5.5%. Like most North American pet food producers, Hill’s Pet Nutrition was affected by the U.S. Food and Drug Administration’s pet food recall in March 2007. Hill’s Pet Nutrition took the precaution of conducting a voluntary recall of a small number of its products that may have been affected. These products accounted for less than 0.5% of Hill’s Pet Nutrition’s annual 2007 Net sales. Hill’s Pet Nutrition’s Operating profit for the first six months of 2007 does not reflect the impact of the recall as those costs have been included in the Corporate Segment.

Operating profit (loss) related to Corporate decreased to ($134.4) in the second quarter of 2008 from ($147.0) in the comparable period of 2007, primarily due to lower restructuring and implementation-related charges. Operating profit (loss) related to Corporate increased to ($280.3) in the first half of 2008 from ($269.1) in the comparable period of 2007, primarily due to the gain on sale of non-core product lines included in the results for the first six months of 2007, offset by lower restructuring and implementation-related charges. The changes in Corporate Operating profit (loss) are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
2004 Restructuring Program	$(38.9)	$(55.4)	$(77.3)	$(101.3)
Gain on sale of non-core product lines	—	—	—	48.6
Hill’s limited voluntary recall	—	—	—	(13.6)
Other Corporate	(95.5)	(91.6)	(203.0)	(202.8)

Corporate Operating profit (loss)	$(134.4)	$(147.0)	$(280.3)	$(269.1)

Restructuring and implementation-related charges are reflected in the following income statement categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$11.0	$34.7	$36.9	$66.4
Selling, general and administrative expenses	20.7	10.0	33.9	21.1
Other (income) expense, net	7.2	10.7	6.5	13.8

Total 2004 Restructuring Program charges, pretax	$38.9	$55.4	$77.3	$101.3

Total 2004 Restructuring Program charges, aftertax	$29.5	$41.7	$50.7	$71.6

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide gross profit margin increased to 56.5% in the second quarter of 2008 from 56.0% in the second quarter of 2007 and increased to 56.5% in the first half of 2008 from 56.2% in the first half of 2007. Restructuring and implementation-related charges lowered the reported gross profit margin by 30 basis points (bps) and 110 bps in the second quarter of 2008 and 2007, respectively, and lowered the reported gross profit margin by 50 bps and 100 bps in the first half of 2008 and 2007, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.8% and 57.1% in the second quarter of 2008 and 2007, respectively, and 57.0% and 57.2% in the first half of 2008 and 2007, respectively. For both periods presented, increases in raw and packaging material costs were largely offset by higher pricing, a continued focus on cost-savings programs and a shift toward higher-margin products.

Selling, general and administrative expenses as a percentage of Net sales remained consistent at 35.9% in the second quarters of 2008 and 2007 and decreased slightly to 36.1% of Net sales in the first half of 2008 from 36.2% in the first half of 2007 reflecting increased advertising costs offset by a continued focus on cost-savings programs. In the second quarter of 2008 advertising increased 18% to $462.1 as compared with $391.1 in 2007. In the first half of 2008 advertising increased 17% to $876.2 as compared with $747.4 in 2007.

Other (income) expense, net increased $23.0 from $27.1 in the second quarter of 2007 to $50.1 in the second quarter of 2008 and increased $59.3 from $18.0 in the first half of 2007 to $77.3 in the first half of 2008. The second quarter of 2008 includes a $13.0 provision in Corporate related to legal and environmental costs. Additionally, the first half of 2007 includes a pretax gain of ($48.6) related to the sale of the Company’s household bleach business in Latin America. Offsetting the above was a decrease in expenses related to the Company’s 2004 Restructuring Program of $3.5 from $10.7 in the second quarter of 2007 to $7.2 in the second quarter of 2008 and of $7.3 from $13.8 in the first half of 2007 to $6.5 in the first half of 2008. Other (income) expense, net in the first half of 2007 also includes $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

Operating profit increased 17% to $767.0 in the second quarter of 2008 from $657.6 in 2007, benefiting from a $16.5 decrease in charges related to the 2004 Restructuring Program compared to the second quarter of 2007. Restructuring and implementation-related charges were $38.9 and $55.4 for the second quarter of 2008 and 2007, respectively. Operating profit increased 14% to $1,490.7 in the first half of 2008 from $1,308.7 in 2007, benefiting from a $24.0 decrease in charges related to the 2004 Restructuring Program compared to the first half of 2007. Restructuring and implementation-related charges were $77.3 and $101.3 for the first half of 2008 and 2007, respectively. Additionally, the first half of 2007 includes the negative impact of $13.6 related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products as well as a $48.6 gain related to the sale of the Company’s household bleach business in Latin America. Excluding the impact of the 2004 Restructuring Program and other items, operating profit increased 13% in the second quarter of 2008 and 14% in the first half of 2008, determined as follows:

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Operating profit, GAAP	$767.0	$657.6	17%	$1,490.7	$1,308.7	14%
2004 Restructuring Program	38.9	55.4		77.3	101.3
Gain on sale of non-core product lines	—	—		—	(48.6)
Hill’s limited voluntary recall	—	—		—	13.6

Operating profit, non-GAAP	$805.9	$713.0	13%	$1,568.0	$1,375.0	14%

Interest expense, net decreased to $25.4 and $59.1 for the three and six months ended June 30, 2008, respectively, as compared with $40.4 and $83.1 in the comparable periods of 2007, due to lower average interest rates and higher cash balances.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate, adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 33.0%, an increase from the 2007 tax rate of 32.0%. The 2008 estimated full year effective tax rate reflects higher U.S. taxes as a result of increased remittances of overseas earnings partially offset by a change in mix of income in foreign tax rate jurisdictions.

The tax rates for the second quarter of 2008 and 2007 were impacted by the Company’s 2004 Restructuring Program, resulting in effective tax rates of 33.4% and 32.6%, respectively. The tax rate for the first half of 2008 was also impacted by 10 bps due to the Company’s 2004 Restructuring Program. The impact of the 2004 Restructuring Program on an individual period will depend upon the countries and the projects involved. Over its duration, charges associated with the 2004 Restructuring Program are projected to generate tax benefits at a rate between 25% and 30%.

The 2007 first half effective tax rate of 26.4% was impacted by the recognition of $73.9, 600 bps, of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries, the sale of the household bleach business in Latin America (30 bps), the Hill’s Pet Nutrition voluntary recall, 10 bps, and charges from the 2004 Restructuring Program (20 bps).

Net income for the second quarter of 2008 increased 19% to $493.8 from $415.8 in the comparable 2007 period, and earnings per common share on a diluted basis increased to $0.92 per share compared with $0.76 per share in the comparable 2007 period. Net income for the second quarter of 2008 and 2007 includes $29.5 ($0.06 per share) and $41.7 ($0.08 per share), respectively, of charges related to the Company’s 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net income for the first half of 2008 increased 6% to $960.3 from $902.4 in the comparable 2007 period, and earnings per common share on a diluted basis increased to $1.78 per share compared with $1.65 per share in the comparable 2007 period. Net income for the first half of 2008 included $50.7 ($0.10 per share) of charges related to the Company’s 2004 Restructuring Program. Net income for the first half of 2007 included a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were partially offset by $71.6 ($0.13 per share) of charges related to the Company’s 2004 Restructuring Program and $8.2 ($0.02 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors as they allow investors to compare Net sales and volume growth from on-going operations on a period-over-period basis. Worldwide Gross profit and Operating profit are also discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the impact of the 2004 Restructuring Program and other items (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and are useful for period-over-period comparisons of such operations. The Company uses these financial measures internally in its budgeting process and as a factor in determining compensation. While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

For a table summarizing Net sales and Operating profit by segment, please refer to Note 12, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Net cash provided by operations increased 14% to $1,028.9 in the first half of 2008, compared with $899.0 in the comparable period of 2007. The increase is primarily related to improved profitability, offset by increased working capital and higher cash spending in restructuring. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Inventory balances increased as a result of raw material cost increases and inventory build-up for new product launches and promotional activities. Higher balances in accounts receivable were due primarily to higher Net sales in the first half of 2008. Overall, working capital increased to 3.5% of Net sales for the first half of 2008 as compared with 3.3% of Net sales for the first half of 2007.

With the progression of the 2004 Restructuring Program, pretax restructuring charges decreased $24.0 and cash spending increased $15.4 relative to the comparable period of 2007. Substantially all of the restructuring accrual at June 30, 2008 will be paid out before year end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Investing activities used $171.0 in the first six months of 2008, compared with $131.2 in the comparable period of 2007. Investing activities for the first half of 2008 include $44.9 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program. Investing activities for the first half of 2007 include $66.3 of net proceeds from the sale of the Company’s Latin American household bleach business and $15.3 of proceeds from the sale of other property, primarily related to the 2004 Restructuring Program. Capital spending increased in the first half of 2008 to $216.7 from $199.6 in the comparable period of 2007 primarily due to capacity expansions. Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2008 are expected to be at an annual rate of approximately 4.5% of Net sales.

Financing activities used $665.0 of cash during the first half of 2008 compared with $716.8 in the comparable period of 2007. This decrease is primarily due to a net increase of debt and lower repurchases of common stock, offset by a decrease in exercises of stock options and an increase in dividends paid.

In May 2008, the Company issued $250 of U.S. dollar-denominated five-year notes at a fixed rate of 4.2% under the shelf registration statement for the Company’s medium-term note program. The Company simultaneously entered into interest rate swaps to effectively convert the fixed interest rate of the notes to a variable rate based on LIBOR. In May 2008, the Company also issued approximately $75 of U.S. dollar-denominated forty-year notes at a variable rate based on LIBOR, also under the shelf registration statement. Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

In June 2007, the Company issued €250 million of Euro-denominated medium term notes (approximately $394 at the June 30, 2008 exchange rate) maturing in June 2014, at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S. dollar-denominated commercial paper.

Commercial paper outstanding was $457.1 and $711.8 as of June 30, 2008 and 2007, respectively. The maximum commercial paper outstanding during the six months ended June 30, 2008 and 2007 was approximately $1,600 and $1,700, respectively. The average daily balances outstanding for commercial paper in the first half of 2008 and 2007 were $1,314.7 and $1,156.0 respectively. At June 30, 2008, $474.4 of commercial paper and certain current maturities of notes payable were classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

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

This Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of our views and assumptions as of this time and we undertake no obligation to update these statements. We caution investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2008	433,849	$77.06	400,000	26,410,000
May 1 through 31, 2008	1,367,299	$72.36	1,345,000	25,065,000
June 1 through 30, 2008	1,381,963	$71.94	1,380,000	23,685,000

Total	3,183,111		3,125,000

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 58,111 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, please refer to our Current Report on Form 8-K, filed with the SEC on May 13, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3-A	Restated Certificate of Incorporation, as amended.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 29, 2008	/s/ Ian M. Cook
Ian M. Cook
President and Chief Executive Officer

Principal Financial Officer:

July 29, 2008	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 29, 2008	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller