Form 10-Q
period 2008-09-30
COLGATE PALMOLIVE CO
filed 2008-10-30
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	504,714,761	September 30, 2008

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$3,988.0	$3,528.2	$11,665.8	$10,147.5
Cost of sales	1,751.8	1,544.6	5,090.0	4,443.3

Gross profit	2,236.2	1,983.6	6,575.8	5,704.2
Selling, general and administrative expenses	1,415.4	1,277.7	4,187.0	3,671.6
Other (income) expense, net	52.4	37.1	129.7	55.1

Operating profit	768.4	668.8	2,259.1	1,977.5
Interest expense, net	22.9	38.5	82.0	121.6

Income before income taxes	745.5	630.3	2,177.1	1,855.9
Provision for income taxes	245.6	210.2	716.9	533.4

Net income	$499.9	$420.1	$1,460.2	$1,322.5

Earnings per common share, basic	$0.98	$0.81	$2.84	$2.55

Earnings per common share, diluted	$0.94	$0.77	$2.72	$2.43

Dividends declared per common share	$0.40	$0.36	$1.16	$1.04

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$634.7	$428.7
Receivables (net of allowances of $50.2 and $50.6, respectively)	1,761.1	1,680.7
Inventories	1,306.0	1,171.0
Other current assets	385.4	338.1

Total current assets	4,087.2	3,618.5
Property, plant and equipment:
Cost	5,996.4	6,138.1
Less: Accumulated depreciation	(2,949.2)	(3,122.9)

	3,047.2	3,015.2
Goodwill, net	2,216.7	2,272.0
Other intangible assets, net	831.4	844.8
Other assets	372.7	361.5

Total assets	$10,555.2	$10,112.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$93.4	$155.9
Current portion of long-term debt	140.1	138.1
Accounts payable	1,096.0	1,066.8
Accrued income taxes	262.2	262.7
Other accruals	1,664.1	1,539.2

Total current liabilities	3,255.8	3,162.7
Long-term debt	3,284.4	3,221.9
Deferred income taxes	382.4	264.1
Other liabilities	1,164.7	1,177.1
Shareholders’ Equity
Preference stock	182.7	197.5
Common stock	732.9	732.9
Additional paid-in capital	1,559.9	1,517.7
Retained earnings	11,480.9	10,627.5
Accumulated other comprehensive income/(loss)	(1,824.0)	(1,666.8)

	12,132.4	11,408.8
Unearned compensation	(188.6)	(218.9)
Treasury stock, at cost	(9,475.9)	(8,903.7)

Total shareholders’ equity	2,467.9	2,286.2

Total liabilities and shareholders’ equity	$10,555.2	$10,112.0

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$1,460.2	$1,322.5
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(36.3)	(3.6)
Depreciation and amortization	260.9	246.4
Gain before tax on sale of non-core product lines	—	(48.6)
Stock-based compensation expense	82.3	93.1
Deferred income taxes	37.5	(60.2)
Cash effects of changes in:
Receivables	(131.5)	(167.0)
Inventories	(175.9)	(118.4)
Accounts payable and other accruals	162.3	364.8
Other non-current assets and liabilities	97.5	9.7

Net cash provided by operations	1,757.0	1,638.7
Investing Activities
Capital expenditures	(392.4)	(327.1)
Sale of property and non-core product lines	47.3	106.0
Payments for acquisitions, net of cash acquired	—	(26.5)
Other	4.1	(56.0)

Net cash used in investing activities	(341.0)	(303.6)
Financing Activities
Principal payments on debt	(1,424.5)	(1,635.9)
Proceeds from issuance of debt	1,447.3	1,530.4
Dividends paid	(606.8)	(550.4)
Purchases of treasury shares	(833.0)	(866.6)
Proceeds from exercise of stock options and excess tax benefits	223.9	313.7

Net cash used in financing activities	(1,193.1)	(1,208.8)
Effect of exchange rate changes on Cash and cash equivalents	(16.9)	12.6

Net increase in Cash and cash equivalents	206.0	138.9
Cash and cash equivalents at beginning of period	428.7	489.5

Cash and cash equivalents at end of period	$634.7	$628.4

Supplemental Cash Flow Information
Income taxes paid	$662.4	$469.3

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

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company’s financial statements as of January 1, 2009 and will not have any impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. The adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

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

4.	Inventories

Inventories by major class are as follows:

	September 30, 2008	December 31, 2007
Raw materials and supplies	$303.6	$258.2
Work-in-process	50.3	43.7
Finished goods	952.1	869.1

Total Inventories	$1,306.0	$1,171.0

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income	$499.9	$420.1	$1,460.2	$1,322.5
Other comprehensive income/(loss)
Foreign currency translation adjustments	(340.7)	54.8	(149.3)	172.8
Unrecognized pension and other retiree benefit cost adjustment	(10.1)	22.0	(1.6)	38.4
Unrealized gains/(losses) on cash flow hedges	(13.3)	(2.9)	(11.6)	(6.8)
Other	10.0	1.8	5.3	(1.8)

Total comprehensive income	$145.8	$495.8	$1,303.0	$1,525.1

Accumulated other comprehensive income/(loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

6.	Earnings Per Share

	Three Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$499.9			$420.1
Preferred dividends	(7.0)			(6.9)

Basic EPS	492.9	505.5	$0.98	413.2	509.9	$0.81

Stock options and restricted stock		6.2			7.6
Convertible preference stock	7.0	22.6		6.9	24.9

Diluted EPS	$499.9	534.3	$0.94	$420.1	542.4	$0.77

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,460.2			$1,322.5
Preferred dividends	(21.1)			(20.8)

Basic EPS	1,439.1	507.2	$2.84	1,301.7	511.2	$2.55

Stock options and restricted stock		6.4			7.6
Convertible preference stock	21.1	23.1		20.8	25.6

Diluted EPS	$1,460.2	536.7	$2.72	$1,322.5	544.4	$2.43

7.	Income Taxes

The Company had unrecognized tax benefits of $159.3 as of September 30, 2008 and $199.3 as of December 31, 2007. The decrease was primarily due to the reversal of tax reserves following the completion of tax audits and the expiration of statutes of limitations. If all of the unrecognized tax benefits as of September 30, 2008 were recognized, approximately $123 would impact the effective tax rate.

The Company recognizes interest expense related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest of approximately $30 as of September 30, 2008 and $33 as of December 31, 2007.

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

9.	Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule and is expected to be completed by December 31, 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. Including the expansion, the cost of implementing the 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and fully implemented, totaling between $1,050 and $1,075 ($760 and $775 aftertax). It is estimated that the total cumulative pretax charges of implementing the 2004 Restructuring Program, once completed, will be comprised of the following: termination benefits (40%), incremental depreciation (20%), asset impairments (5%) and other charges consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new business strategies (15%). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures.

Restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$11.1	$37.4	$48.0	$103.8
Selling, general and administrative expenses	20.9	11.8	54.8	32.9
Other (income) expense, net	15.2	1.9	21.7	15.7

Total 2004 Restructuring Program charges, pretax	$47.2	$51.1	$124.5	$152.4

Total 2004 Restructuring Program charges, aftertax	$31.2	$36.3	$81.9	$107.9

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

Charges for the three months ended September 30, 2008 relate to the 2004 Restructuring Program in North America (27%), Europe/South Pacific (21%), Latin America (1%), Greater Asia/Africa (21%) and Corporate (30%). Charges for the nine months ended September 30, 2008 relate to the 2004 Restructuring Program in North America (33%), Europe/South Pacific (19%), Latin America (1%), Greater Asia/Africa (15%), Pet Nutrition (4%) and Corporate (28%).

Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $1,029.9 ($745.0 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges as of September 30, 2008
Termination Benefits	$422.5
Incremental Depreciation	214.7
Asset Impairments	55.4
Other	337.3

Total cumulative 2004 Restructuring Program charges, pretax	$1,029.9

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended September 30, 2008
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at June 30, 2008	$30.2	$—	$—	$19.8	$50.0
Charges	7.0	2.8	6.6	30.8	47.2
Cash payments	(8.2)	—	—	(28.2)	(36.4)
Charges against assets	—	(2.8)	(6.6)	(2.2)	(11.6)
Other	—	—	—	—	—
Foreign exchange	(1.3)	—	—	(1.2)	(2.5)

Restructuring accrual at September 30, 2008	$27.7	$—	$—	$19.0	$46.7

	Nine Months Ended September 30, 2008
	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Restructuring accrual at December 31, 2007	$54.6	$—	$—	$9.0	$63.6
Charges	28.7	13.2	(3.7)	86.3	124.5
Cash payments	(56.9)	—	—	(85.1)	(142.0)
Charges against assets	(0.4)	(13.2)	3.7	21.1	11.2
Other	(0.1)	—	—	(8.4)	(8.5)
Foreign exchange	1.8	—	—	(3.9)	(2.1)

Restructuring accrual at September 30, 2008	$27.7	$—	$—	$19.0	$46.7

Termination benefits incurred pursuant to the 2004 Restructuring Program are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements, amounting to $0.4 in the nine months ended September 30, 2008, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets. During the first nine months of 2008, the Company made an $18.8 voluntary contribution to partially fund this obligation.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Other charges primarily consist of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges include ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. During the three and nine months ended September 30, 2008, charges related to start-up costs for new manufacturing facilities were $0.4 and $3.0, respectively, and costs incurred for the development and implementation of new business and strategic initiatives were $14.8 and $40.5, respectively. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $43.7 of charges related to start-up costs for new manufacturing facilities and $110.8 of costs for the development and implementation of new business and strategic initiatives. Start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

10.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$10.2	$7.2	$4.6	$5.8	$2.7	$1.8
Interest cost	23.7	20.6	8.9	9.6	8.6	7.2
Annual ESOP allocation	—	—	—	—	(2.3)	0.2
Expected return on plan assets	(28.6)	(27.1)	(6.3)	(8.1)	(0.6)	(0.6)
Amortization of transition & prior service costs (credits)	0.9	1.5	0.1	0.3	(0.1)	—
Amortization of actuarial loss	1.6	2.9	0.7	1.8	2.2	3.0
SFAS 88 pension charges	—	15.4	—	—	—	—

Net periodic benefit cost	$7.8	$20.5	$8.0	$9.4	$10.5	$11.6

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$30.4	$30.6	$16.7	$17.2	$7.9	$8.3
Interest cost	71.1	65.7	30.1	27.3	25.6	23.5
Annual ESOP allocation	—	—	—	—	(6.8)	(6.9)
Expected return on plan assets	(85.6)	(81.7)	(25.9)	(21.8)	(1.9)	(1.6)
Amortization of transition & prior service costs (credits)	2.7	4.5	0.6	0.8	(0.2)	(0.1)
Amortization of actuarial loss	4.7	12.0	2.1	5.4	6.7	9.0
SFAS 88 pension charges	—	15.4	—	—	—	—

Net periodic benefit cost	$23.3	$46.5	$23.6	$28.9	$31.3	$32.2

For the nine months ended September 30, 2008 and 2007 the Company made voluntary contributions of $35.0 and $45.0, respectively (including $18.8 and $34.5, respectively, related to restructuring, refer to Note 9, “Restructuring and Related Implementation Charges”), to its U.S. postretirement plans.

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

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $670, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in the subsidiary’s 2000 and 2001 VAT returns. On October 1, 2008, the Mexican tax authorities issued an administrative resolution holding the assessment of the VAT together with interest and penalties to be invalid as a matter of law, and as such, have withdrawn the assessment. Although it is unlikely, this resolution can be challenged by the Mexican tax authorities within 5 years of its issuance.

In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $190, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $695, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. The Company believes, based on the advice of outside counsel, that its income tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding this income tax matter. If such discussions are not resolved to the agreement of both the Company and the U.S. tax authorities under the mutual agreement procedure contemplated under the income tax treaty between Mexico and the United States, the Company intends to vigorously challenge the assessments in the Mexican court system. Although there can be no assurances, the Company believes, based on the advice of outside counsel, that ultimately it will prevail and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 1995, the Company acquired the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. On September 8, 1998, the Company’s Brazilian subsidiary received notice of an administrative proceeding from the Central Bank of Brazil primarily taking issue with certain foreign exchange filings made with the Central Bank in connection with the financing of this strategic transaction but in no way challenging or seeking to unwind the acquisition. The Central Bank of Brazil in January 2001 notified the Company of its decision in this administrative proceeding to impose a fine which, at the current exchange rate, approximates $136. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

In addition, the Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $117. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In addition, Brazilian prosecutors reviewed the foregoing transactions as part of an overall examination of all international transfers of Reais through non-resident current accounts during the 1992 to 1998 time frame, a review that the Company understands involved hundreds and possibly thousands of other individuals and companies unrelated to the Company. At the request of these prosecutors, in February 2004, a federal judge agreed to authorize criminal charges against certain current and former officers of the Company’s Brazilian subsidiary based on the same allegations made in the Central Bank and tax proceedings discussed above. In September 2008, the court hearing the criminal case found all the defendants not guilty and dismissed the charges. No appeals are available.

In 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company, as represented by its Brazilian subsidiary, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the Company should ultimately prevail in this action. The Company intends to challenge this action vigorously.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $60 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, have been transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The Company intends to contest this action vigorously.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Oral, Personal and Home Care
North America	$717.8	$687.7	$2,142.4	$2,021.6
Latin America	1,081.3	893.7	3,091.9	2,544.9
Europe/South Pacific	948.0	875.3	2,814.7	2,501.8
Greater Asia/Africa	717.3	607.2	2,042.5	1,726.0

Total Oral, Personal and Home Care	3,464.4	3,063.9	10,091.5	8,794.3
Pet Nutrition	523.6	464.3	1,574.3	1,353.2

Total Net sales	$3,988.0	$3,528.2	$11,665.8	$10,147.5

Operating profit
Oral, Personal and Home Care
North America	$163.5	$171.0	$497.4	$484.8
Latin America	312.4	250.2	886.9	742.4
Europe/South Pacific	205.5	199.9	600.0	565.7
Greater Asia/Africa	115.9	90.8	326.7	259.2

Total Oral, Personal and Home Care	797.3	711.9	2,311.0	2,052.1
Pet Nutrition	133.3	116.9	390.6	354.5
Corporate	(162.2)	(160.0)	(442.5)	(429.1)

Total Operating profit	$768.4	$668.8	$2,259.1	$1,977.5

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements at September 30, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$21.7	$—	$—	$21.7
Available-for-sale securities	2.3	—	—	2.3
Derivatives, net	(8.4)	(18.7)	—	(27.1)

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

Consistent with the Company’s strategy to prioritize higher margin businesses, in the fourth quarter of 2006 the Company announced its agreement to sell its household bleach businesses in Latin America and Canada. The transaction closed in Canada during the fourth quarter of 2006. In the Latin American countries, the transaction closed during the first quarter of 2007 with the exception of Colombia, where the transaction did not receive regulatory approval.

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses is progressing on schedule and is expected to be completed by December 31, 2008. On April 24, 2007, the Company expanded the 2004 Restructuring Program to encompass additional savings projects identified by the Company during the course of implementing the program. Including the expansion, the cost of implementing the four-year 2004 Restructuring Program is estimated to result in cumulative pretax charges, once all the projects are approved and fully implemented, totaling between $1,050 and $1,075 ($760 and $775 aftertax). Over the course of the 2004 Restructuring Program, it is estimated that approximately 50%-60% of the charges will result in cash expenditures. Once all projects are fully implemented, savings are projected to be in the range of $460 and $480 pretax ($340 and $350 aftertax) annually, substantially all of which is expected to increase future cash flows.

While the Company expects market conditions to remain challenging for the remainder of 2008 and into 2009, the Company believes it is well-positioned for future growth. Higher material and commodity costs, although partially offset through selling price increases and cost-savings initiatives, have impacted gross profit margins in 2008. Additionally, while the recent strengthening of the U.S. dollar is expected to negatively impact the Company’s results, benefits from recent declines in material and commodity costs, if sustained, should begin to flow through in early 2009 and, together with our cost-savings initiatives, should fully offset the currency impact for the full year 2009.

Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, customers and consumers which, in turn, could have an adverse impact on our business. While, thus far, uncertainties in global credit markets have not significantly affected the Company’s access to credit due to its strong credit rating, a further deterioration in global financial markets could make future financing difficult or more expensive. Over the long-term, the Company’s continued focus on its consumer products business, the strength of its global brand names, its broad international presence in both developed and developing markets and its strong capital base all position it well to take advantage of growth opportunities and to increase profitability and shareholder value.

Results of Operations

Worldwide Net sales were $3,988.0 in the third quarter of 2008, up 13.0% from the third quarter of 2007 driven by volume growth of 3.0%, net selling price increases of 6.5% and a positive foreign exchange impact of 3.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in the Oral, Personal and Home Care segment were $3,464.4 in the third quarter of 2008, up 13.0% from the third quarter of 2007 driven by volume growth of 4.0%, net selling price increases of 5.0% and a positive foreign exchange impact of 4.0%.

Net sales in North America increased 4.5% in the third quarter of 2008 to $717.8 driven by volume growth of 1.0% and net selling price increases of 3.5%. Products contributing to the growth in oral care included Colgate Total Advanced Clean, Colgate Total Advanced Whitening, Colgate Max Fresh and Colgate Sensitive toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate 360° Deep Clean manual toothbrushes and Colgate 360° Sonic Power battery toothbrush. Successful new products in other categories contributing to growth include Irish Spring Moisture Blast and Irish Spring Reviving Mint body wash, Palmolive Pure & Clear dish liquid and Softsoap brand Body Butter Coconut Scrub moisturizing body wash. Operating profit in North America decreased 4% in the third quarter of 2008 to $163.5, reflecting higher raw and packaging material costs, partially offset by increased sales and the benefits from restructuring and other efficiency programs.

Net sales in Latin America increased 21.0% in the third quarter of 2008 to $1,081.3 as a result of 4.5% volume growth, net selling price increases of 11.0% and a positive foreign exchange impact of 5.5%. Volume growth was led by Brazil, Mexico, Venezuela, Colombia and Argentina. Products contributing to the growth in oral care included Colgate Total Professional Clean and Colgate Max White toothpastes, Colgate 360°, Colgate 360° Sensitive, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes, Colgate 360° MicroSonic battery toothbrush and Colgate Plax Whitening and Colgate Plax Ice mouthwashes. Products contributing to growth in other categories include Palmolive Naturals Yogurt and Fruits and Protex Oats bar soaps and shower gels, Palmolive bar soap and shower gel with ingredients from the Amazon, Lady Speed Stick Double Defense multi-form deodorants, Palmolive Caprice shampoo and Suavitel Magic Moments fabric conditioner. Operating profit in Latin America increased 25% in the third quarter of 2008 to $312.4, reflecting increased sales and lower overhead costs, partially offset by higher raw material costs and higher advertising.

Net sales in Europe/South Pacific increased 8.5% in the third quarter of 2008 to $948.0 as a result of 1.0% volume growth, net selling price increases of 0.5% and a positive foreign exchange impact of 7.0%. Volume growth was led by Germany, Poland, Denmark, Greece and Australia, more than offsetting volume declines in France, Italy, United Kingdom and the GABA business. Products contributing to growth in oral care include Colgate Max Fresh, Colgate Max White and Colgate Sensitive Enamel Protect toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate Max Fresh manual toothbrushes, Colgate 360° Sonic Power battery toothbrush and Colgate Plax Whitening mouth rinse. Products contributing to growth in other product categories include Palmolive Naturals Cherry Blossom shower gel, Ajax Professional bucket dilutable and Ajax Professional glass cleaners, PAIC Desincrust dish liquid, the French version of Palmolive Scrub Buster, and Soupline Magic Moments fabric conditioner. Operating profit in Europe/South Pacific increased 3% in the third quarter of 2008 to $205.5, reflecting increased sales, benefits from ongoing savings programs and lower levels of advertising, partially offset by higher raw material costs.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Greater Asia/Africa increased 18.0% in the third quarter of 2008 to $717.3 driven by volume growth of 10.5%, net selling price increases of 5.0% and a positive foreign exchange impact of 2.5%. Sales growth for the three months ended September 30, 2008 was reduced by 1.0% versus the comparable period of 2007 as a result of the Company’s divestment of its fabric care business in Senegal. Excluding the impact of this divestment, Net sales increased 19.0% on volume growth of 11.5%. The strong volume growth was led by India, Russia, Ukraine, Malaysia, Thailand, Philippines, Vietnam, Kazakhstan, South Africa, Gulf States, Saudi Arabia, Gabon, Angola and the Greater China region. Successful new products driving the oral care growth include Colgate Total Professional Clean, Colgate Max Fresh, Colgate 360° Whole Mouth Clean and Darlie Salt White toothpastes, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes and Colgate Plax Overnight Herbal Sensations mouthwash. New products contributing to growth in other categories in the region include Palmolive Nutra-Oil shower gel, Palmolive Thermal Spa Nourishing Boost shower gel, bar soap and liquid hand soap, Protex Aloe shower cream and bar soap and Protex Icy Cool bar soap. Operating profit in Greater Asia/Africa increased 28% in the third quarter of 2008 to $115.9, reflecting increased sales and gross profit margins, partially offset by higher advertising.

Net sales for the Hill’s Pet Nutrition segment increased 13.0% in the third quarter of 2008 to $523.6 driven by net selling price increases of 15.0% and a positive foreign exchange impact of 2.0%, partially offset by volume declines of 4.0%. Volume growth in Japan, Australia, Russia, Brazil, Romania, Mexico, Czech Republic, Chile, Hong Kong and Thailand during the quarter was offset by volume declines in the U.S. and Western Europe primarily due to timing differences of price increases taken in 2008 and 2007. New products contributing to sales in the U.S. specialty channel include Science Diet Canine and Feline Nature’s Best, Science Diet Tender Chunks in Gravy Feline pouches and Science Diet Adult High Energy Canine. Prescription Diet Hypo Allergenic Canine and Feline treats contributed to sales in the U.S. veterinary channel. New pet food products contributing to international sales include Science Plan Canine and Feline Nature’s Best, Prescription Diet Canine w/d, r/d and j/d Reduced Calorie and Prescription Diet Hypo Allergenic Canine treats. Operating profit increased 14% in the third quarter of 2008 to $133.3, reflecting increased sales partially offset by higher costs for agricultural commodities.

Worldwide Net sales were $11,665.8 in the first nine months of 2008, up 15.0% from the first nine months of 2007 driven by volume growth of 4.5%, net selling price increases of 4.5% and a positive foreign exchange impact of 6.0%.

Net sales in the Oral, Personal and Home Care segment were $10,091.5 in the first nine months of 2008, up 15.0% from 2007 driven by volume growth of 4.5%, net selling price increases of 4.0% and a positive foreign exchange impact of 6.5%. Within this segment, North America sales increased 6.0% driven by volume growth of 3.0% and net selling price increases of 2.0%, Latin America sales increased 21.5% on volume growth of 6.0% and net selling price increases of 8.5%, Europe/South Pacific sales increased 12.5% on volume growth of 1.5% and Greater Asia/Africa sales increased 18.5% on volume growth of 9.0% and net selling price increases of 4.0%, with the remainder of the increase in each region due to positive foreign exchange. The 2007 divestment of the Latin American household bleach business reduced sales growth for the nine months ended September 30, 2008 by 0.5% versus the comparable period of 2007 for the Latin America region. The 2008 divestment of the Senegal fabric care business reduced sales growth for the nine months ended September 30, 2008 by 0.5% versus the comparable period of 2007 for the Greater Asia/Africa region. Excluding the impact of these divestments, sales increased 22.0% for Latin America and 19.0% for Greater Asia/Africa on volume growth of 6.5% and 9.5%, respectively.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales for the Hill’s Pet Nutrition segment increased 16.5% in the first nine months of 2008 to $1,574.3 driven by volume growth of 2.0%, net selling price increases of 10.0% and a positive foreign exchange impact of 4.5%. Like most North American pet food producers, Hill’s Pet Nutrition was affected by the U.S. Food and Drug Administration’s pet food recall in March 2007. Hill’s Pet Nutrition took the precaution of conducting a voluntary recall of a small number of its products that may have been affected. These products accounted for less than 0.5% of Hill’s Pet Nutrition’s annual 2007 Net sales. Hill’s Pet Nutrition’s Operating profit for the first nine months of 2007 does not reflect the impact of the recall as those costs have been included in the Corporate segment.

Operating profit (loss) related to Corporate increased slightly to ($162.2) in the third quarter of 2008 from ($160.0) in the comparable period of 2007. Operating profit (loss) related to Corporate increased to ($442.5) in the first nine months of 2008 from ($429.1) in the comparable period of 2007, primarily due to the gain on sale of non-core product lines included in the results for the first nine months of 2007, offset by lower restructuring and implementation-related charges in the first nine months of 2008. The changes in Corporate Operating profit (loss) are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
2004 Restructuring Program	$(47.2)	$(51.1)	$(124.5)	$(152.4)
SFAS 88 pension charges	—	(15.4)	—	(15.4)
Gain on sale of non-core product lines	—	—	—	48.6
Hill’s limited voluntary recall	—	—	—	(13.6)
Other Corporate	(115.0)	(93.5)	(318.0)	(296.3)

Corporate Operating profit (loss)	$(162.2)	$(160.0)	$(442.5)	$(429.1)

Restructuring and implementation-related charges are reflected in the following income statement categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$11.1	$37.4	$48.0	$103.8
Selling, general and administrative expenses	20.9	11.8	54.8	32.9
Other (income) expense, net	15.2	1.9	21.7	15.7

Total 2004 Restructuring Program charges, pretax	$47.2	$51.1	$124.5	$152.4

Total 2004 Restructuring Program charges, aftertax	$31.2	$36.3	$81.9	$107.9

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 9, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide gross profit margin decreased to 56.1% in the third quarter of 2008 from 56.2% in the third quarter of 2007 and increased to 56.4% in the first nine months of 2008 from 56.2% in the first nine months of 2007. Restructuring and implementation-related charges lowered the reported gross profit margin by 30 basis points (bps) and 110 bps in the third quarter of 2008 and 2007, respectively, and lowered the reported gross profit margin by 40 bps and 100 bps in the first nine months of 2008 and 2007, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.4% and 57.3% in the third quarter of 2008 and 2007, respectively, and 56.8% and 57.2% in the first nine months of 2008 and 2007, respectively. For both periods presented the decrease in gross profit margin reflected increases in raw and packaging material costs, partially offset by higher pricing and a continued focus on cost-savings programs.

Selling, general and administrative expenses as a percentage of Net sales decreased to 35.5% in the third quarter of 2008 from 36.2% in the third quarter of 2007 and decreased to 35.9% of Net sales in the first nine months of 2008 from 36.2% in the first nine months of 2007 reflecting a continued focus on cost-savings programs and moderating levels of advertising investment. In the third quarter of 2008 advertising increased 6% to $437.9 as compared with $412.4 in 2007. In the first nine months of 2008 advertising increased 13% to $1,314.1 as compared with $1,159.8 in 2007.

Other (income) expense, net increased from $37.1 in the third quarter of 2007 to $52.4 in the third quarter of 2008. The third quarter of 2008 includes a $13.3 increase in charges related to the 2004 Restructuring Program from $1.9 in the third quarter of 2007 to $15.2 in the third quarter of 2008. The third quarter of 2007 includes $15.4 of SFAS 88 pension charges.

Other (income) expense, net increased from $55.1 in the first nine months of 2007 to $129.7 in the first nine months of 2008. The first nine months of 2008 includes a $13.0 provision in Corporate related to legal and environmental costs, an increase in minority interest expense of $13.5 and a $6.0 increase in expenses related to the Company’s 2004 Restructuring Program from $15.7 in the first nine months of 2007 to $21.7 in the first nine months of 2008. The first nine months of 2007 includes a pretax gain of ($48.6) related to the sale of the Company’s household bleach business in Latin America, $12.6 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and $15.4 of SFAS 88 pension charges.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit increased 15% to $768.4 in the third quarter of 2008 from $668.8 in the 2007 comparable period, benefiting from a $3.9 decrease in charges related to the 2004 Restructuring Program compared to the third quarter of 2007. Restructuring and implementation-related charges were $47.2 and $51.1 for the third quarter of 2008 and 2007, respectively. Operating profit in the third quarter of 2007 also includes $15.4 of SFAS 88 pension charges. Operating profit increased 14% to $2,259.1 in the first nine months of 2008 from $1,977.5 in the 2007 comparable period, benefiting from a $27.9 decrease in charges related to the 2004 Restructuring Program compared to the first nine months of 2007. Restructuring and implementation-related charges were $124.5 and $152.4 for the first nine months of 2008 and 2007, respectively. Additionally, the first nine months of 2007 includes the negative impact of $13.6 related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products and $15.4 of SFAS 88 pension charges, offset by a $48.6 gain related to the sale of the Company’s household bleach business in Latin America. Excluding the impact of the 2004 Restructuring Program and these other items, operating profit increased 11% in the third quarter of 2008 and 13% in the first nine months of 2008, determined as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Operating profit, GAAP	$768.4	$668.8	15%	$2,259.1	$1,977.5	14%
2004 Restructuring Program	47.2	51.1		124.5	152.4
Gain on sale of non-core product lines	—	—		—	(48.6)
SFAS 88 pension charges	—	15.4		—	15.4
Hill’s limited voluntary recall	—	—		—	13.6

Operating profit, non-GAAP	$815.6	$735.3	11%	$2,383.6	$2,110.3	13%

Interest expense, net decreased to $22.9 and $82.0 for the three and nine months ended September 30, 2008, respectively, as compared with $38.5 and $121.6 in the comparable periods of 2007, due to lower average interest rates and higher cash balances.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate, adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur.

The tax rate in 2008 was impacted by discrete period items including the Company’s 2004 Restructuring Program and the reversal of tax reserves following the completion of tax audits and the expiration of statutes of limitations, resulting in a 32.9% rate in the third quarter and in the first nine months of 2008. The tax rate in the 2007 third quarter of 33.3% and the nine month period of 28.7% was also impacted by the Company’s 2004 Restructuring Program with the nine month tax rate further impacted by the recognition of $73.9 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries, the sale of the household bleach business in Latin America, the Hill’s Pet Nutrition voluntary recall and SFAS 88 pension charges.

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

Net income for the third quarter of 2008 increased 19% to $499.9 from $420.1 in the comparable 2007 period, and earnings per common share on a diluted basis increased to $0.94 per share compared with $0.77 per share in the comparable 2007 period. Net income for the third quarter of 2008 and 2007 includes $31.2 ($0.05 per share) and $36.3 ($0.07 per share), respectively, of charges related to the Company’s 2004 Restructuring Program. Additionally, net income for the third quarter of 2007 includes the negative impact of $10.0 ($0.02 per share) of SFAS 88 pension charges.

Net income for the first nine months of 2008 increased 10% to $1,460.2 from $1,322.5 in the comparable 2007 period, and earnings per common share on a diluted basis increased to $2.72 per share compared with $2.43 per share in the comparable 2007 period. Net income for the first nine months of 2008 includes $81.9 ($0.15 per share) of charges related to the Company’s 2004 Restructuring Program. Net income for the first nine months of 2007 includes a $29.7 gain ($0.05 per share) related to the sale of the Company’s household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were partially offset by $107.9 ($0.20 per share) of charges related to the Company’s 2004 Restructuring Program, $10.0 ($0.02 per share) of SFAS 88 pension charges and $8.2 ($0.01 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors as they allow investors to compare Net sales and volume growth from on-going operations on a period-over-period basis. Worldwide Gross profit margin and Operating profit are also discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the impact of the 2004 Restructuring Program and other items (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and are useful for period-over-period comparisons of such operations. The Company uses these financial measures internally in its budgeting process and as a factor in determining compensation. While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

For a table summarizing Net sales and Operating profit by segment, please refer to Note 12, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Liquidity and Capital Resources

Net cash provided by operations increased 7% to $1,757.0 in the first nine months of 2008, compared with $1,638.7 in the comparable period of 2007. The increase is primarily related to improved profitability, offset by increased working capital, higher tax payments and higher cash spending in restructuring. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Inventory balances increased as a result of raw material cost increases and inventory build-up for new product launches and promotional activities. Higher balances in accounts receivable were due primarily to higher Net sales in the first nine months of 2008. Increase of accounts payable and other accruals was primarily due to higher advertising accruals. Overall, working capital increased to 2.6% of Net sales for the first nine months of 2008 as compared with 2.4% of Net sales for the first nine months of 2007.

With the progression of the 2004 Restructuring Program, pretax restructuring charges decreased $27.9 and cash spending increased $4.8 relative to the comparable period of 2007. Substantially all of the restructuring accrual at September 30, 2008 will be paid out before year end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $341.0 in the first nine months of 2008, compared with $303.6 in the comparable period of 2007, primarily due to higher capital spending and lower proceeds from the sale of property and non-core product lines offset by lower payments for acquisitions. Capital spending increased in the first nine months of 2008 to $392.4 from $327.1 in the comparable period of 2007 primarily due to capacity expansions. Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2008 are expected to be at an annual rate of approximately 4.5% of Net sales. Investing activities for the first nine months of 2008 include $47.3 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program. Investing activities for the first nine months of 2007 include $66.3 of proceeds from the sale of the Company’s Latin American household bleach business and $39.7 of proceeds from the sale of other property, primarily related to the 2004 Restructuring Program. Additionally, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5 in the third quarter of 2007.

Financing activities used $1,193.1 of cash during the first nine months of 2008 compared with $1,208.8 in the comparable period of 2007. This decrease is primarily due to lower debt payments and lower repurchases of common stock, offset by a decrease in exercises of stock options and an increase in dividends paid.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility. The facility has an expiration date of November 2012. In May 2008, the Company issued $250 of U.S. dollar-denominated five-year notes at a fixed rate of 4.2% under the shelf registration statement for the Company’s medium-term note program. The Company simultaneously entered into interest rate swaps to effectively convert the fixed interest rate of the notes to a variable rate based on LIBOR. In May 2008, the Company also issued approximately $75 of U.S. dollar-denominated forty-year notes at a variable rate based on LIBOR, also under the shelf registration statement. Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

In June 2007, the Company issued €250 million of Euro-denominated medium term notes maturing in June 2014, at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S. dollar-denominated commercial paper.

Commercial paper outstanding was $448.1 and $518.3 as of September 30, 2008 and 2007, respectively. The maximum commercial paper outstanding during the nine months ended September 30, 2008 and 2007 was approximately $1,600 and $1,700, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2008 and 2007 were $1,312.6 and $1,168.6, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012. At September 30, 2008 and 2007 such amounts were $454.5 and $539.0, respectively. While uncertainties in the financial markets so far have not significantly affected the Company’s access to credit due to its strong credit rating, future financing could become difficult or more expensive for the Company if market conditions further deteriorate.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP) that are guaranteed by the Company and certain bank borrowings contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

This Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated charges and savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws, availability and cost of raw and packaging materials and changes in the policies of retail trade customers. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008 (the Evaluation). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2008	540,701	$71.47	405,000	23,280,000
August 1 through 31, 2008	1,623,523	$76.63	1,570,000	21,710,000
September 1 through 30, 2008	1,725,685	$77.02	1,650,000	20,060,000

Total	3,889,909		3,625,000

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 264,909 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10-M b)	Assumption Agreement dated August 13, 2008, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and Banco Bilao Vizcaya Argentaria, S.A.

c)	Assumption Agreement dated August 13, 2008, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and The Northern Trust Company.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Sec. 1350.

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant) Principal Executive Officer:

October 30, 2008	/s/ Ian M. Cook
Ian M. Cook President and Chief Executive Officer Principal Financial Officer:

October 30, 2008	/s/ Stephen C. Patrick
Stephen C. Patrick Chief Financial Officer Principal Accounting Officer:

October 30, 2008	/s/ Dennis J. Hickey
Dennis J. Hickey Vice President and Corporate Controller