Form 10-K
period 2008-12-31
COLGATE PALMOLIVE CO
filed 2009-02-27
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes        No  X

The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2008 (the last business day of its most recently completed second quarter) was approximately $34.4 billion.

There were 501,316,921 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2009 Annual Meeting	Part III, Items 10 through 14

Colgate-Palmolive Company

i

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

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to value share data provided by ACNielsen. Colgate’s Oral Care products include Colgate Total and Colgate Max Fresh toothpastes, Colgate 360° manual toothbrushes and Colgate and Colgate Plax oral rinses. Colgate’s Oral Care business also includes dental floss and pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap. Colgate’s Personal Care products include Palmolive and Softsoap brand shower gels, Palmolive, Irish Spring and Protex bar soaps and Speed Stick and Lady Speed Stick deodorants and antiperspirants. Colgate is the market leader in liquid hand soap in the U.S. with its line of Softsoap brand products according to value share data provided by ACNielsen. Colgate’s Personal Care business outside the U.S. also includes Palmolive shampoo and conditioners.

Colgate manufactures and markets a wide array of products for Home Care, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe.

Sales of Oral, Personal and Home Care products accounted for 41%, 22% and 23%, respectively, of total worldwide sales in 2008. Geographically, Oral Care is a significant part of the Company’s business in Greater Asia/Africa, comprising approximately 66% of sales in that region for 2008.

Colgate, through its Hill’s Pet Nutrition segment (Hill’s), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 90 countries around the world. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; and Prescription Diet, a range of therapeutic products sold by veterinarians to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 14% of the Company’s total worldwide sales in 2008.

For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $253.1 million, $247.0 million and $241.5 million during 2008, 2007 and 2006, respectively.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at individual operating subsidiaries or business units. In some instances, distributors or brokers are used. No single customer accounts for 10% or more of the Company’s sales.

Most raw and packaging materials are purchased from other companies and are available from several sources. For certain materials, however, new suppliers may have to be qualified under industry and government standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to market price variations. No single raw or packaging material represents a significant portion of the Company’s total material requirements.

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

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection by all appropriate means in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $12.8 million for 2008. For future years, expenditures are expected to be in the same range. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

Employees

As of December 31, 2008, the Company employed approximately 36,600 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 27, 2009:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	56	1996	Chairman of the Board, President and Chief Executive Officer
Michael J. Tangney	64	1993	Chief Operating Officer Colgate-Europe, Greater Asia and Africa
Stephen C. Patrick	59	1990	Chief Financial Officer
Andrew D. Hendry	61	1991	Senior Vice President General Counsel and Secretary
Robert C. Wheeler	67	1991	Chief Executive Officer Hill’s Pet Nutrition, Inc.
Dennis J. Hickey	60	1998	Vice President and Corporate Controller
Ronald T. Martin	60	2001	Vice President Global Social Responsibility
John J. Huston	54	2002	Vice President Office of the Chairman
Franck J. Moison	55	2002	President Global Business Development and Technology
Delia H. Thompson	59	2002	Vice President Investor Relations
Edward J. Filusch	61	2003	Vice President and Corporate Treasurer
Fabian T. Garcia	49	2003	Executive Vice President President, Colgate-Latin America and Global Sustainability
Edmund D. Toben	60	2003	Senior Vice President Global Information Technology and Business Services
Hector I. Erezuma	64	2005	Vice President Taxation
Daniel B. Marsili	48	2005	Vice President Global Human Resources
Gregory P. Woodson	57	2007	Vice President Chief Ethics and Compliance Officer
Nina D. Gillman	55	2008	Vice President Deputy General Counsel, Legal Specialty Groups and Assistant Secretary
David R. Groener	54	2008	Vice President Global Supply Chain
Alexandre de Guillenchmidt	63	2008	President Colgate-Europe and South Pacific
Rosemary Nelson	61	2008	Vice President Deputy General Counsel, Operations
Derrick E.M. Samuel	52	2008	President Global Technology
Justin Skala	49	2008	President Colgate-Greater Asia

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

(d) Financial Information about Geographic Areas

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 14 to the Consolidated Financial Statements. For a discussion of risks associated with our international operations, see Item 1A, “Risk Factors.”

(e) Available Information

The Company’s website address is www.colgate.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC). Also available on the Company’s website are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board of Directors and reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers.

ITEM 1A.	RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.

We face risks associated with significant international operations.

We operate on a global basis with approximately 75% of our net sales coming from markets outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

•	changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenue we receive from non-U.S. markets or increase our labor or supply costs in those markets,

•

exchange controls and other limits on our ability to repatriate earnings from overseas, which from time to time result in significant balances in countries such as Venezuela that are at risk for devaluation,

•	political or economic instability or changing macroeconomic conditions in our major markets,

•	lack of well-established or reliable legal systems in certain areas where the Company operates,

•	foreign ownership restrictions and nationalization or expropriation of property or other resources, and

•	foreign or domestic legal and regulatory requirements resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions or other government controls.

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our operations, cash flows and financial condition. We monitor our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging. We cannot provide assurances, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations.

We face risks associated with the current global credit crisis and economic downturn.

The continuing volatility in the financial markets and the economic downturn in markets throughout the world could have a material adverse effect on our business. While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets have recently experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability. Further deterioration in global financial markets could make future financing difficult or more expensive. If any financial institutions that are parties to our undrawn revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, impact our business.

In addition, although we continue to devote significant resources to support our brands, during periods of economic uncertainty consumers may switch to economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, retailers may increase levels of promotional activity for lower-priced or value offerings as they seek to maintain sales volumes during the economic downturn. Accordingly, the current economic downturn could have a material adverse effect on our business.

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

Our products are sold in a highly competitive global marketplace which is experiencing an increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products and other conditions. In addition, private label brands sold by retail trade chains, which are typically sold at lower prices, are a potential source of competition for certain of our product lines.

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

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety and Quality initiatives. In particular, adverse publicity about product safety or quality and similar types of concerns, real or imagined, or the allegations of product contamination or tampering, whether or not valid, may result in a product recall or reduced demand for our products. A significant product recall could tarnish the image of the affected brands and cause consumers to choose other products.

In addition, from time to time, third parties sell counterfeit versions of our products. To the extent that third parties sell products that are counterfeit versions of our brands, consumers of our brands could confuse our products with products that they consider inferior, or that pose safety risks, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business.

Similarly, adverse publicity regarding our responses to health concerns, our environmental impacts, including packaging, energy and water use and waste management, or other sustainability issues, whether or not deserved, could jeopardize our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, as well as require resources to rebuild our reputation.

Our business is subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of consumer products are subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•

in the U.S., our products and the manufacture of our products are subject to regulation and review and/or approval by the Food and Drug Administration as well as by the Consumer Product Safety Commission and the Environmental Protection Agency;

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

A finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions regarding our products or processes could adversely affect our reputation and brand image. For information regarding our European competition matters, see Item 3, “Legal Proceedings” and Note 13 to the Consolidated Financial Statements.

We have obtained all necessary regulatory approvals to manufacture and sell our currently marketed products. New or more restrictive regulations or more restrictive interpretations of existing regulations, however, could have an adverse impact on our business. For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries conduct reviews of the use of triclosan in certain consumer products. In 2005, the FDA established an advisory panel to examine the use of certain anti-microbials, including triclosan, in anti-microbial hand soaps, wipes and hand sanitizers. Also, the European Commission (EC) is examining the use of triclosan in consumer products. A finding by the FDA, the EC or another overseas regulatory authority that triclosan should not be used in certain consumer products or should otherwise be regulated could have an adverse impact on our business, as could negative reactions to triclosan from consumers, our trade customers or non-governmental organizations. Currently, Colgate uses triclosan in certain of its oral, personal and home care products, including Colgate Total toothpaste, Softsoap brand liquid hand soap and Protex bar soap.

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

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our future operations could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our chief executive officer, our business may be materially adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

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

The Company owns or leases approximately 325 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates approximately 55 properties of which 15 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Piscataway, New Jersey also serves as our global data center.

Overseas, the Company operates approximately 270 properties of which 71 are owned in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, Poland, South Africa, Thailand, Venezuela and elsewhere throughout the world.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

We have closed or phased out production at certain of our facilities under our previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) and have built new state-of-the-art plants to produce toothpaste in the U.S. and Poland. For additional information on how the 2004 Restructuring Program has impacted our properties, refer to “Restructuring and Related Implementation Charges” in Part II, Item 7 of this report.

ITEM 3.	LEGAL PROCEEDINGS

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $112 million at current exchange rates) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. Certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $97 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $50 million at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

During the period from February 2006 to January 2009, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union, France, Germany, Greece, Italy, the Netherlands, Romania, Spain, Switzerland and the United Kingdom. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with the Company’s policy to cooperate with the authorities in such matters as discussed below. The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters, except for the Swiss matter, where the Swiss authority has initially proposed a fine of approximately $5 million at the current exchange rate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted in some cases to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, as necessary, take additional reserves as and when appropriate.

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The Company and the Plan intend to contest this action vigorously.

For additional discussion of the Company’s legal proceedings refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information”; the “Number of common shareholders of record” under the caption “Historical Financial Summary”; and the securities authorized for issuance under our equity compensation plans under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 of this report.

Issuer Purchases of Equity Securities

On January 30, 2008, the Company’s Board of Directors authorized a new share repurchase program (the 2008 Program) that replaced the Company’s previous share repurchase program which had been approved in 2006. The 2008 Program authorizes the repurchase of up to 30 million shares of the Company’s common stock. The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2008:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through 31, 2008	484,458	$70.32	450,000	19,610,000
November 1 through 30, 2008	1,822,483	$62.79	1,820,000	17,790,000
December 1 through 31, 2008	1,387,556	$63.20	1,380,000	16,410,000

Total	3,694,497		3,650,000

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 44,497 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary.”

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

On an on-going basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

The Company’s previously announced 2004 Restructuring Program to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008. Since the inception of the 2004 Restructuring Program, the Company has incurred total pretax cumulative charges of $1,069.2 ($775.5 aftertax). Savings are estimated to be in the range of $475 and $500 pretax ($350 and $375 aftertax) annually, substantially all of which will increase future cash flows.

As a result of the 2004 Restructuring Program, we streamlined our global supply chain, reallocated resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing countries and other key markets, and consolidated these organizations in certain mature markets. The savings and benefits from the 2004 Restructuring Program, along with our other on-going cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and new product development while also supporting an increased level of profitability.

As further explained in the “Outlook” section below, while we expect global macroeconomic and market conditions to remain highly challenging in 2009, we believe the Company is well-positioned to deliver increased shareholder value over the long-term.

Results of Operations

Net Sales

Worldwide Net sales were $15,329.9 in 2008, up 11.0% from 2007, driven by volume growth of 3.5%, net selling price increases of 5.5% and a positive foreign exchange impact of 2.0%. The 2007 divestment of the Latin American household bleach business and the 2008 divestment of the Senegal fabric care business reduced sales growth for the year ended December 31, 2008 by 0.5% versus the comparable period of 2007. Excluding the impact of these divestments, Net sales increased 11.5% in 2008 on volume growth of 4.0%. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 9.5% in 2008.

Net sales in the Oral, Personal and Home Care segment were $13,182.4 in 2008, up 10.5% from 2007, driven by volume growth of 3.5%, net selling price increases of 4.5% and a positive foreign exchange impact of 2.5%. Excluding the 0.5% impact of the above-described divestments, Net sales increased 11.0% in 2008 on volume growth of 4.0%. Organic sales grew 8.5% in 2008.

Net sales in Hill’s Pet Nutrition were $2,147.5 in 2008, up 15.5% from 2007, driven by volume growth of 2.5%, net selling price increases of 10.5% and a positive foreign exchange impact of 2.5%. Organic sales grew 13.0% in 2008.

Worldwide Net sales were $13,789.7 in 2007, up 12.5% from 2006, driven by volume growth of 6.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 5.0%. The divestments of the Latin American and Canadian household bleach businesses in 2007 and 2006, respectively, reduced sales growth for the year ended December 31, 2007 by 0.5% versus the comparable period of 2006. Excluding the impact of these divestments, sales increased 13.0% in 2007 on volume growth of 7.0%. Organic sales grew 8.0% in 2007.

(Dollars in Millions Except Per Share Amounts)

Gross Profit

Worldwide gross profit margin was 56.3% in 2008, 56.2% in 2007 and 54.8% in 2006. Restructuring and implementation-related charges incurred under the 2004 Restructuring Program included in Cost of sales for the years ended December 31, 2008, 2007 and 2006 were $58.8, $153.8 and $196.2, respectively. The 2004 Restructuring Program lowered the reported gross profit margin by 40 basis points (bps), 110 bps and 160 bps in 2008, 2007 and 2006, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.7% in 2008, 57.3% in 2007 and 56.4% in 2006. On this basis, the decrease in 2008 was due to increases in raw and packaging material costs, partially offset by higher pricing and a continued focus on cost-savings programs. The increase in 2007 was due to cost-savings programs and the shift towards higher margin products, which more than offset the impact of higher raw and packaging material costs.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges” below and Note 4 to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of Net sales were 35.4% in 2008, 36.1% in 2007 and 35.6% in 2006. Included in Selling, general and administrative expenses are charges related to the 2004 Restructuring Program of $81.0 (0.5% of Net sales) in 2008, $49.1 (0.4% of Net sales) in 2007 and $46.1 (0.4% of Net sales) in 2006. The 70 bps decrease in 2008 was driven primarily by moderating levels of advertising investment (40 bps) and a continued focus on cost-savings programs. While advertising was lower as a percentage of Net sales, total advertising increased 7% to $1,649.5 as compared to 2007, on top of a 17% increase in the year-ago period. Selling, general and administrative expenses as a percentage of sales in 2007 increased by a net 50 bps as compared to 2006, primarily due to increased levels of advertising (40 bps) and an increase in shipping and handling costs.

Other (Income) Expense, Net

Other (income) expense, net was $183.4, $121.3 and $185.9 in 2008, 2007 and 2006, respectively. The components of Other (income) expense, net are presented below:

	2008	2007	2006
Minority interest	$80.3	$67.1	$57.5
Amortization of intangible assets	18.8	18.2	16.3
Equity (income)	(3.8)	(3.7)	(3.4)
Gain on sales of non-core product lines, net	—	(48.6)	(46.5)
2004 Restructuring Program	24.0	55.6	153.1
SFAS 88 pension charges	—	15.4	—
Hill’s limited voluntary recall	—	12.6	—
Legal and environmental matters	23.0	—	5.8
Investment losses (income)	25.1	(1.5)	(5.7)
Other, net	16.0	6.2	8.8

Total Other (income) expense, net	$183.4	$121.3	$185.9

(Dollars in Millions Except Per Share Amounts)

Operating Profit

In 2008, Operating profit increased 14% to $3,020.7 as compared to $2,653.1 in 2007 and increased 23% in 2007 as compared to $2,160.5 in 2006. Excluding the impact of the 2004 Restructuring Program and other items set forth below, Operating profit increased 10% in 2008 and 15% in 2007 as follows:

	2008	2007	% Change	2006	% Change
Operating profit, GAAP	$3,020.7	$2,653.1	14%	$2,160.5	23%
2004 Restructuring Program	163.8	258.5		395.4
Gain on sale of non-core product lines, net	—	(48.6)		(46.5)
SFAS 88 pension charges	—	15.4		—
Hill’s limited voluntary recall	—	13.6		—

Operating profit, non-GAAP	$3,184.5	$2,892.0	10%	$2,509.4	15%

Interest Expense, Net

Interest expense, net was $95.6 in 2008 compared with $156.6 in 2007 and $158.7 in 2006. The decrease in Interest expense, net from 2007 to 2008 was due to lower average interest rates.

Income Taxes

The effective income tax rate was 33.1% in 2008, 30.4% in 2007 and 32.4% in 2006. The tax rate in all years benefited from global tax planning strategies and was increased (decreased) by the impact of the Company’s 2004 Restructuring Program and other discrete items as follows: 10 bps in 2008, (250 bps) in 2007 and 50 bps in 2006. The 2008 effective tax rate reflects the impact of the Company’s 2004 Restructuring Program. The 2007 effective tax rate reflects a 300 bps reduction from the recognition of $73.9 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6 that was partially offset by tax provisions for the recapitalization of certain overseas subsidiaries and increases of 40 bps from the impact of the Company’s 2004 Restructuring Program and 10 bps from the sale of the household bleach business in Latin America. The 2006 effective tax rate reflects an increase of 80 bps from the impact of the Company’s 2004 Restructuring Program and a decrease of 30 bps from the sale of the household bleach business in Canada.

Further impacting the effective rate in 2007 as compared to 2006 was the cost associated with higher remittances from overseas subsidiaries and the one-time adjustment resulting from changes in statutory tax rates in certain overseas subsidiaries.

The impact of the 2004 Restructuring Program on the effective income tax rate for an individual period has depended on the projects and the related tax jurisdictions involved. The tax benefit derived from the charges incurred in 2008, 2007 and 2006 for the 2004 Restructuring Program was at a rate of 31.4%, 28.9% and 27.6%, respectively.

For additional information regarding the Company’s income taxes, refer to Note 11 to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

Net Income

Net income was $1,957.2, or $3.66 per share on a diluted basis, in 2008 compared with $1,737.4, or $3.20 per share, in 2007 and $1,353.4, or $2.46 per share, in 2006. Net income in 2008 included $112.4 ($0.21 per share) of charges related to the Company’s 2004 Restructuring Program. Net income in 2007 included a $29.7 ($0.05 per share) gain on the sale of the household bleach business in Latin America and an income tax benefit of $73.9 ($0.14 per share) related to the tax items noted above. Such benefits were more than offset by $183.7 ($0.34 per share) of charges related to the Company’s 2004 Restructuring Program, $10.0 ($0.02 per share) of SFAS 88 pension charges and $8.2 ($0.01 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products. Net income in 2006 included a $38.2 ($0.07 per share) gain on the sale of the household bleach business in Canada, which was more than offset by $286.3 ($0.52 per share) of charges related to the Company’s 2004 Restructuring Program.

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

Worldwide Net Sales by Business Segment and Geographic Region

	2008	2007	2006
Oral, Personal and Home Care
North America	$2,851.7	$2,720.8	$2,590.8
Latin America	4,088.0	3,488.9	3,019.5
Europe/South Pacific	3,582.7	3,383.3	2,952.3
Greater Asia/Africa	2,660.0	2,337.6	2,006.0

Total Oral, Personal and Home Care	13,182.4	11,930.6	10,568.6
Pet Nutrition	2,147.5	1,859.1	1,669.1

Total Net sales	$15,329.9	$13,789.7	$12,237.7

Worldwide Operating Profit by Business Segment and Geographic Region

	2008	2007	2006
Oral, Personal and Home Care
North America	$689.1	$666.8	$550.1
Latin America	1,180.7	1,006.0	872.9
Europe/South Pacific	746.5	763.8	681.2
Greater Asia/Africa	446.3	362.8	278.7

Total Oral, Personal and Home Care	3,062.6	2,799.4	2,382.9
Pet Nutrition	541.8	487.8	447.9
Corporate	(583.7)	(634.1)	(670.3)

Total Operating profit	$3,020.7	$2,653.1	$2,160.5

(Dollars in Millions Except Per Share Amounts)

North America

Net sales in North America increased 5.0% in 2008 to $2,851.7 as a result of 1.5% volume growth and net selling price increases of 3.5%. Products contributing to growth in oral care included Colgate Total Advanced Clean, Colgate Total Advanced Whitening and Colgate Max Fresh toothpastes, Colgate 360°, Colgate 360° Sensitive and Colgate 360° Deep Clean manual toothbrushes and Colgate 360° Sonic Power battery toothbrush. Products contributing to growth in other categories included Irish Spring Moisture Blast and Irish Spring Reviving Mint body wash, Palmolive Pure & Clear dish liquid and Softsoap brand Body Butter Coconut Scrub moisturizing body wash. In 2007, Net sales in North America increased 5.0% to $2,720.8 on 4.0% volume growth, net selling price increases of 0.5% and a 0.5% positive impact of foreign exchange. The divestment of the Canadian household bleach business reduced 2007 sales growth by 1.5% versus the comparable period of 2006. Excluding the impact of this divestment, Net sales increased 6.5% in 2007 on volume growth of 5.5%. Organic sales grew 6.0% in 2007.

Operating profit in North America increased 3% in 2008 to $689.1 due to sales growth and the benefits from restructuring and other cost-saving initiatives, partially offset by higher raw and packaging material costs. In 2007, Operating profit in North America increased 21% to $666.8, due to increased sales and gross profit margin as a result of improved product mix and the benefits of the 2004 Restructuring Program and other cost-saving initiatives, which more than offset an increased level of advertising.

Latin America

Net sales in Latin America increased 17.0% in 2008 to $4,088.0 as a result of 6.0% volume growth, net selling price increases of 9.5% and 1.5% positive impact of foreign exchange. The divestment of the Latin American household bleach business reduced 2008 sales growth by 0.5% versus the comparable period of 2007. Excluding the impact of this divestment, sales increased 17.5% in 2008 on volume growth of 6.5%. Organic sales grew 16.0% in 2008. Volume gains were led by Brazil, Mexico, Venezuela, Colombia and Argentina. Products contributing to growth in oral care included Colgate Total Professional Clean, Colgate Total Professional Sensitive and Colgate Max White toothpastes, Colgate 360°, Colgate 360° Sensitive, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes and Colgate Plax Whitening and Colgate Plax Ice mouthwashes. Products contributing to growth in other categories included Palmolive bar soap and shower gel with ingredients from the Amazon, Lady Speed Stick Aloe Defense multi-form deodorants, Palmolive Caprice shampoo and Suavitel Magic Moments fabric conditioner. In 2007, Net sales in Latin America increased 15.5% to $3,488.9 as a result of 9.0% volume growth, net selling price increases of 2.5% and 4.0% positive impact of foreign exchange. The divestment of the Latin American household bleach business reduced 2007 sales growth by 1.5% versus the comparable period of 2006. Excluding the impact of this divestment, sales increased 17.0% in 2007 on volume growth of 10.5%. Organic sales grew 13.0% in 2007.

Operating profit in Latin America increased 17% in 2008 to $1,180.7 as a result of sales growth and the benefits from restructuring and other cost-saving initiatives, which more than offset increased raw material costs and advertising spending. In 2007, Operating profit in Latin America increased 15% to $1,006.0 as a result of sales growth, which more than offset increased levels of advertising and higher shipping and handling costs.

Europe/South Pacific

Net sales in Europe/South Pacific increased 6.0% in 2008 to $3,582.7 as a result of 0.5% volume growth and a 5.5% positive impact of foreign exchange. Organic sales grew 0.5% in 2008. Volume gains in the United Kingdom, Denmark, Austria, Greece, the GABA business, Poland, Czech Republic, Romania,

(Dollars in Millions Except Per Share Amounts)

Adria and Australia more than offset volume declines in France, Italy, Portugal and Spain. Products contributing to growth in oral care included Colgate Max Fresh, Colgate Max White, Colgate Total and Colgate Sensitive Enamel Protect toothpastes, Colgate 360°, Colgate 360° Sensitive, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes, Colgate 360° Sonic Power battery toothbrush and Colgate Plax Whitening mouth rinse. Products contributing to growth in other categories included Palmolive Naturals Cherry Blossom shower gel, Ajax Professional bucket dilutable and Ajax Professional glass cleaners, PAIC Desincrust dish liquid, the French version of Palmolive Scrub Buster, and Soupline Magic Moments fabric conditioner. In 2007, Net sales in Europe/South Pacific increased 14.5% to $3,383.3 as a result of 6.5% volume growth and 10.0% positive impact of foreign exchange, offset by a 2.0% reduction in net selling prices. Organic sales grew 4.5% in 2007.

Operating profit in Europe/South Pacific decreased 2% to $746.5 in 2008, reflecting higher raw and packaging material costs, as well as higher selling, general and administrative costs, partially due to increased advertising spending. In 2007, Operating profit in Europe/South Pacific increased 12% to $763.8, reflecting increased sales and gross profit margin, partially offset by higher commercial investment and increased shipping and handling costs.

Greater Asia/Africa

Net sales in Greater Asia/Africa increased 14.0% in 2008 to $2,660.0 as a result of 7.0% volume growth, an increase in net selling prices of 5.5% and a 1.5% positive impact of foreign exchange. The divestment of the Senegal fabric care business reduced 2008 sales growth by 0.5% versus the comparable period of 2007. Excluding the impact of this divestment, sales increased 14.5% in 2008 on volume growth of 7.5%. Organic sales grew 13.0% in 2008. Volume gains were led by India, Russia and the rest of the CIS countries, Philippines, Malaysia, Vietnam, South Africa, and the Gulf States/Saudi Arabia region. Products driving oral care growth included Colgate Total Professional Clean, Colgate Max White, Colgate 360° Whole Mouth Clean and Darlie Salt White toothpastes, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes and Colgate Plax Overnight Herbal Sensations mouthwash. Products contributing to growth in other categories included Palmolive Nutra-Oil shower gel, Protex Aloe shower cream and bar soap and Protex Icy Cool bar soap. In 2007, Net sales in Greater Asia/Africa increased 16.5% to $2,337.6 on volume gains of 8.5%, an increase in net selling prices of 1.5% and a 6.5% positive impact of foreign exchange. Organic sales grew 10.0% in 2007.

Operating profit in Greater Asia/Africa increased 23% in 2008 to $446.3 as a result of sales growth and cost-saving initiatives, which more than offset higher raw material costs and advertising spending. In 2007, Operating profit in Greater Asia/Africa increased 30% to $362.8, reflecting increased sales and gross profit margin, partially offset by an increased level of advertising.

Pet Nutrition

Net sales for Hill’s Pet Nutrition increased 15.5% in 2008 to $2,147.5 as a result of 2.5% volume growth, an increase in net selling prices of 10.5% and a 2.5% positive impact of foreign exchange. Organic sales grew 13.0% in 2008. New products contributing to sales in the U.S. specialty channel include Science Diet Nature’s Best Canine and Feline and the relaunch of Science Diet Puppy and Kitten foods. Prescription Diet j/d Canine contributed to sales in the U.S. veterinary channel. New pet food products contributing to international sales include Science Plan Nature’s Best Canine and Feline, Prescription Diet w/d Canine and Prescription Diet r/d Canine. In 2007, Net sales for Hill’s Pet Nutrition increased 11.5% to $1,859.1 on volume gains of 3.5%, an increase in net selling prices of 5.5% and a 2.5% positive impact of foreign exchange. Organic sales grew 9.0% in 2007.

(Dollars in Millions Except Per Share Amounts)

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

Operating profit for Hill’s Pet Nutrition increased 11% to $541.8 in 2008 and increased 9% to $487.8 in 2007. In both years, the increased Operating profit is due to increased sales partially offset by higher agricultural commodities costs and higher advertising spending.

Corporate

Operating profit (loss) for the Corporate segment was ($583.7), ($634.1) and ($670.3) for 2008, 2007 and 2006, respectively. Corporate operations include research and development costs, Corporate overhead costs, stock-based compensation related to stock options and restricted stock awards, restructuring and related implementation costs, gains and losses on sales of non-core product lines and assets, certain SFAS 88 charges and, in 2007, the impact on Operating profit of the limited voluntary recall of certain Hill’s Pet Nutrition feline products. The components of Operating profit (loss) for the Corporate segment are presented below:

	2008	2007	2006
Gain on sales of non-core product lines, net	$—	$48.6	$46.5
2004 Restructuring Program	(163.8)	(258.5)	(395.4)
SFAS 88 pension charges	—	(15.4)	—
Hill’s limited voluntary recall	—	(13.6)	—
Corporate overhead cost and other, net	(419.9)	(395.2)	(321.4)

Total Corporate Operating profit (loss)	$(583.7)	$(634.1)	$(670.3)

Corporate Operating profit (loss) in 2008 decreased as compared to 2007, primarily due to lower charges related to the 2004 Restructuring Program, partially offset by higher charges for legal and environmental costs and investment losses.

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

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges,” below and Note 4 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to

(Dollars in Millions Except Per Share Amounts)

investors as they allow comparisons of Net sales and volume growth from on-going operations. This Annual Report on Form 10-K also discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trend by presenting sales growth excluding the external factor of foreign exchange, as well as the impact from acquisitions and divestments.

Worldwide Gross profit margin and Operating profit are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding the impact of the 2004 Restructuring Program and other items (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and are useful for period-over-period comparisons of such operations. The Company uses these financial measures internally in its budgeting process and as a factor in determining compensation.

While the Company believes that these non-GAAP financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

Restructuring and Related Implementation Charges

2004 Restructuring Program

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $1,069.2 ($775.5 aftertax). As a result of the program, the Company successfully achieved its objective of streamlining its global supply chain through the rationalization of approximately one-third of its manufacturing facilities and the closure of certain warehousing facilities as well as centralization of its purchasing and other business support functions. Business-building initiatives included enhancing and reallocating resources with an increase and upgrade in the sales, marketing and new product organizations in high-potential developing and other key markets and the consolidation of these organizations in certain mature markets. Savings are estimated to be in the range of $475 and $500 ($350 and $375 aftertax) annually, substantially all of which will increase future cash flows.

During 2004, in connection with the initial phase of the program, the Company announced the closing or reconfiguration of eight manufacturing facilities in North America, Greater Asia/Africa, Europe and Latin America and the realignment of marketing and sales organizations in Europe/South Pacific and Greater Asia/Africa. During 2005, the Company commenced additional projects, the more significant of which related to changes implemented in its European and North American manufacturing networks.

The Company consolidated toothpaste production in Europe, which was previously located at five company sites, into a new state-of-the-art manufacturing facility in Poland. With the completion of the consolidation project in 2008, toothpaste manufacturing has ceased at the Company’s facilities in Salford, United Kingdom; Brasov, Romania; Gebze, Turkey and Anzio, Italy. Other manufacturing activities will continue at these sites, except the Salford facility, which was closed. In North America, the Company ceased production at its Jeffersonville, Indiana plant in December 2007 and transferred production of the Company’s market-leading Colgate Total toothpaste to a new state-of-the-art facility in Morristown,

(Dollars in Millions Except Per Share Amounts)

Tennessee, and relocated other production and administrative services performed at Jeffersonville to other facilities. The Company’s Kansas City, Kansas facility, formerly the site of U.S. bar soap production, was closed in late 2006 and all production was transitioned to a U.S. third-party manufacturer.

In 2006, the Company implemented several other projects, including a voluntary early retirement program in the United States, enabling the Company to continue to re-align organizational resources consistent with its business-building goals. Also consistent with its global manufacturing strategy, the Company initiated the closure of its toothbrush facility in Puerto Rico. During 2007 and 2008, the Company continued to exit certain manufacturing activities and to re-align organizational resources in various locations throughout the world, consistent with its business-building goals.

Charges incurred in connection with the implementation of various projects since inception were as follows:

Cumulative Charges as of December 31, 2008
Termination Benefits	$426.3
Incremental Depreciation	221.6
Asset Impairments	46.7
Other	374.6

Total cumulative 2004 Restructuring Program charges, pretax	$1,069.2

Other charges primarily consisted of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges included ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $45.5 of charges related to start-up costs for new manufacturing facilities and $136.6 of costs for the development and implementation of new business and strategic initiatives.

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

Since inception, total charges related to the 2004 Restructuring Program were as follows: North America (36%), Europe/South Pacific (28%), Latin America (4%), Greater Asia/Africa (10%), Pet Nutrition (1%) and Corporate (21%).

For the years ended December 31, 2008, 2007 and 2006 restructuring and implementation-related charges are reflected in the income statement as follows:

	2008	2007	2006
Cost of sales	$58.8	$153.8	$196.2
Selling, general and administrative expenses	81.0	49.1	46.1
Other (income) expense, net	24.0	55.6	153.1

Total 2004 Restructuring Program charges, pretax	$163.8	$258.5	$395.4

Total 2004 Restructuring Program charges, aftertax	$112.4	$183.7	$286.3

(Dollars in Millions Except Per Share Amounts)

Restructuring and implementation-related charges in the preceding table are recorded in the Corporate segment as these decisions are centrally directed and controlled and are not included in internal measures of segment operating performance. For 2008, total charges related to the 2004 Restructuring Program were as follows: North America (26%), Europe/South Pacific (19%), Latin America (1%), Greater Asia/Africa (18%), Pet Nutrition (8%) and Corporate (28%).

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7
Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Charges	80.9	41.4	0.3	135.9	258.5
Cash payments	(65.3)	—	—	(137.4)	(202.7)
Charges against assets	(14.1)	(41.4)	(0.3)	(4.6)	(60.4)
Other	(2.2)	—	—	3.6	1.4
Foreign exchange	1.9	—	—	0.2	2.1

Balance at December 31, 2007	$54.6	$—	$—	$9.0	$63.6

Charges	32.5	20.1	(12.4)	123.6	163.8
Cash payments	(73.4)	—	—	(122.0)	(195.4)
Charges against assets	(3.0)	(20.1)	12.4	21.2	10.5
Other	(0.1)	—	—	(7.0)	(7.1)
Foreign exchange	1.3	—	—	(4.0)	(2.7)

Balance at December 31, 2008	$11.9	$—	$—	$20.8	$32.7

Termination benefits incurred pursuant to the 2004 Restructuring Program were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements amounting to $3.0 and $14.1 in 2008 and 2007, respectively, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. In 2008 and 2007, Termination benefits also include $0.1 and $2.2, respectively, of charges related to other retiree benefit enhancements and are reflected in Other charges as an increase to other retiree benefit liabilities. In 2008 and 2007, the Company made voluntary contributions of $18.8 and $34.5, respectively, to partially fund this obligation.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that are taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Within Asset impairments, charges are net of gains realized on the sale of assets.

(Dollars in Millions Except Per Share Amounts)

For the year ended December 31, 2008, Other charges related to start-up costs for new manufacturing facilities were $4.8, and costs incurred for the development and implementation of new business and strategic initiatives were $66.3. Start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including debt service, dividends, capital expenditures, planned stock repurchases and restructuring payments). The Company believes its strong cash-generating capability and financial condition should allow it broad access to financial markets worldwide.

Cash Flow

Net cash provided by operations in 2008 was $2,238.3 as compared with $2,203.7 in 2007 and $1,821.5 in 2006. The increase in 2008 reflects the Company’s improved profitability and lower spending related to the 2004 Restructuring Program, offset by increased working capital, higher tax payments and higher voluntary cash contributions to the Company’s U.S. postretirement benefit plans.

The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Higher balances in accounts receivable were due primarily to higher Net sales in 2008. Inventory and accounts payable and other accruals increased as a result of raw material cost increases and inventory build-up for new product launches and promotional activities. Both days sales outstanding and the inventory days coverage ratio decreased slightly as compared to 2007. Overall, the Company’s working capital increased to 2.5% of Net sales in 2008 as compared with 2.2% in 2007.

With the finalization of the 2004 Restructuring Program, pretax restructuring charges decreased $94.7, and cash spending decreased $23.0 in 2008 relative to the comparable period of 2007. Substantially all of the restructuring accrual at December 31, 2008 will be paid out before year end 2009.

Investing activities used $613.4 of cash during 2008 compared with uses of $528.3 and $620.4 during 2007 and 2006, respectively. The increase in use as compared to 2007 is primarily due to higher capital spending and lower proceeds from the sale of property and non-core product lines offset by lower payments for acquisitions.

Capital expenditures were $683.5, $583.1 and $476.4 for 2008, 2007 and 2006, respectively. Increases in capital spending have been primarily due to the 2004 Restructuring Program as well as capacity expansions. Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2009 are expected to remain consistent at an annual rate of approximately 4.5% of Net sales.

In 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5. In 2006, the Company purchased 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Additionally, in 2006 the Company increased its ownership interests in its Poland and Romania subsidiaries to 100% at a cost of approximately $95.

Consistent with the Company’s strategy to prioritize higher margin businesses, investing activities include proceeds from the sale of certain property and non-core product lines. Investing activities in 2008 include $57.5 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring

(Dollars in Millions Except Per Share Amounts)

Program. Investing activities in 2007 include $66.5 of net proceeds from the sale of the Company’s Latin American household bleach business and $43.2 of proceeds from the sale of other property related to the 2004 Restructuring Program. Investing activities in 2006 include $55.0 of proceeds from the sale of the Company’s Canadian household bleach business.

Financing activities used $1,465.9 of cash during 2008 compared to $1,754.4 and $1,059.0 during 2007 and 2006, respectively. The decrease in 2008 was primarily due to higher proceeds from issuance of debt and lower repurchases of common stock, offset by a decrease in exercises of stock options and an increase in principal payments on debt and dividends paid. The increase in 2007 as compared to 2006 was primarily due to higher repurchases of common stock and a net reduction of debt.

Long-term debt increased to $3,676.3 as of December 31, 2008 as compared to $3,360.0 as of December 31, 2007 and total debt increased to $3,783.5 as of December 31, 2008 as compared to $3,515.9 as of December 31, 2007. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service.

At December 31, 2008, the Company had access to unused domestic and foreign lines of credit of $2,641.9 and could also issue medium-term notes pursuant to an effective shelf registration statement. In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility. The facility has an expiration date of November 2012. These domestic lines are available for general corporate purposes and to support the issuance of commercial paper. In May 2008, the Company issued $250 of five-year notes at a fixed rate of 4.2% under the shelf registration statement for the Company’s medium-term note program. The Company simultaneously entered into interest rate swaps to effectively convert the fixed interest rate of the notes to a variable rate based on LIBOR. In May 2008, the Company also issued approximately $75 of forty-year notes at a variable rate based on LIBOR, also under the shelf registration statement. Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

During 2007, the Company issued 250 million of Euro-denominated medium-term notes maturing in June 2014 at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S. dollar-denominated commercial paper.

Domestic and foreign commercial paper outstanding was $735.0 and $478.8 as of December 31, 2008 and 2007, respectively. The average daily balances outstanding for commercial paper in 2008 and 2007 were $1,283.8 and $1,151.1, respectively. These borrowings carry a Standard & Poor’s rating of A-1+ and a Moody’s Investors Service rating of P-1. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2012. At December 31, 2008 and 2007 such amounts were $735.0 and $478.8, respectively. While uncertainties in the financial markets so far have not significantly affected the Company’s access to credit due to its strong credit rating, future financing could become difficult or more expensive for the Company if market conditions further deteriorate.

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

(Dollars in Millions Except Per Share Amounts)

Dividend payments in 2008 were $825.2, up from $749.6 in 2007 and $677.8 in 2006. Common stock dividend payments increased to $1.56 per share in 2008 from $1.40 per share in 2007 and $1.25 per share in 2006. The Series B Preference stock dividend payments increased to $12.48 per share in 2008 from $11.20 per share in 2007 and $10.00 per share in 2006. Management currently intends to continue to pay dividends at increasing annual amounts per share from cash provided by operations.

The Company repurchases its shares of common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On January 30, 2008, the Company’s Board of Directors authorized a new share repurchase program (the 2008 Program) that replaced the Company’s previous share repurchase program, which had been approved in 2006. The 2008 Program authorizes the repurchase of up to 30 million shares of the Company’s common stock. Aggregate repurchases in 2008 included 13.8 million common shares under both the 2008 Program and the previous share repurchase program, and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,072.9. Aggregate repurchases in 2007 included 15.8 million common shares under the previous program and 5.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,269.4. Aggregate repurchases in 2006 included 14.0 million common shares under previous programs and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $884.7.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2008:

	Total	Payments Due by Period
		2009	2010	2011	2012	2013	Thereafter
Long-term debt including current portion(1)	$3,669.4	$824.8	$355.2	$595.5	$333.2	$277.6	$1,283.1
Net cash interest payments on long-term debt(2)	1,054.6	127.5	119.5	114.3	73.0	59.9	560.4
Capitalized leases	6.9	1.2	1.2	1.2	1.2	1.3	0.8
Operating leases	1,328.9	172.6	152.1	132.5	122.4	114.0	635.3
Purchase obligations(3)	255.1	157.1	83.1	6.1	5.8	3.0	—

Total(4)	$6,314.9	$1,283.2	$711.1	$849.6	$535.6	$455.8	$2,479.6

(1)

Long-term debt due in 2009 includes $735.0 of commercial paper that has been classified as long-term debt as of December 31, 2008, as the Company has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused line of credit that expires in 2012.

(2)

Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(3)

The Company has outstanding contractual obligations with suppliers at the end of 2008 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

(4)

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies

(Dollars in Millions Except Per Share Amounts)

and Use of Estimates,” below) and voluntary Company contributions. Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2011. Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2009, is approximately $150, including approximately $30 for other retiree benefit plans. These estimated cash requirements include approximately $90 of projected contributions to the Company’s postretirement plans, most of which are voluntary contributions to our U.S. pension plans, as well as approximately $60 of projected benefit payments made directly to participants of unfunded plans.

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

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company’s major foreign currency exposures involve the markets in Europe, Asia/Africa and certain Latin American countries, although all regions of the world are subject to foreign currency changes versus the U.S. dollar. The Company manages its foreign currency exposures in these markets through a combination of cost-containment measures, selling price increases and foreign currency hedging in an effort to minimize the impact of foreign currency rate movements on earnings.

The Company primarily utilizes currency forward contracts, cross-currency interest rate swaps, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business as well as the net investment in certain foreign subsidiaries. From time to time, the Company hedges certain of its forecasted foreign currency transactions using forward contracts and currency options. These contracts generally have durations no greater than 18 months and are valued using observable forward rates in commonly quoted intervals for the full term of the contracts.

Interest rate swaps and debt issuances are utilized to manage the Company’s targeted mix of fixed and floating rate debt and to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps.

The Company is exposed to price volatility related to raw materials used in production, such as resins, tallow, corn and soybeans. Futures and option contracts are used on a limited basis to manage volatility related to anticipated raw material inventory purchases. These contracts generally have durations no greater than 18 months and are valued using quoted commodity exchange prices.

(Dollars in Millions Except Per Share Amounts)

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as it is the Company’s policy to contract with highly rated diversified counterparties. The Company’s consideration of nonperformance risk as it relates to financial instruments includes a review of available market information in addition to published debt ratings, such as probability of default ratings and credit default swap spreads.

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

The estimated maximum potential one-day loss in fair value of interest rate, foreign exchange rate or commodity-based instruments, calculated using the VAR model, is not material to the consolidated financial position, results of operations or cash flows of the Company in 2008 and 2007. The estimated maximum yearly loss in earnings due to interest rate, foreign exchange rate, or commodity-based instruments, calculated utilizing the EAR model, is not material to the Company’s consolidated results of operations in 2008 and 2007. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

For information regarding the Company’s accounting policies for financial instruments and description of financial instrument activities, refer to Notes 2 and 7 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company’s financial statements as of January 1, 2009 and will not have any impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. The adoption of these provisions will not have a material impact on the Company’s financial statements.

(Dollars in Millions Except Per Share Amounts)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 will not have a material impact on the Company’s financial position or results of operations.

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

•

Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent of sales would have decreased by 780 bps from 56.3% to 48.5% in 2008 and decreased 790 bps and 770 bps in 2007 and 2006, respectively, with no impact on reported earnings.

•

The Company accounts for inventories using both the first-in, first-out (FIFO) method (approximately 80% of inventories) and the last-in, first-out (LIFO) method (approximately 20% of inventories). There would have been no material impact on reported earnings for 2008, 2007 and 2006 had all inventories been accounted for under the FIFO method.

(Dollars in Millions Except Per Share Amounts)

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairment, uncertain tax positions, tax valuation allowances and legal and other contingencies.

•

In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. defined benefit plans was 6.30%, 6.50% and 5.80% as of December 31, 2008, 2007 and 2006, respectively. The discount rate for other U.S. postretirement plans was 5.80%, 6.50% and 5.80% as of December 31, 2008, 2007 and 2006, respectively. Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA or better. The assumed long-term rate of return on plan assets for U.S. plans was 8.0% as of December 31, 2008, 2007 and 2006. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return. The historical rate of return for the U.S. plans for the most recent 15-year period was 7%. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 33% in fixed income securities (which are expected to earn approximately 6% in the long-term), 63% in equity securities (which are expected to earn approximately 9.25% in the long-term) and 4% in real estate and other (which are expected to earn approximately 6% in the long-term). A 1% change in either the discount rate or the assumed rate of return on plan assets of the U.S. pension plans would cumulatively impact future Net income by approximately $10. A third assumption is the long-term rate of compensation, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 4.0% as of December 31, 2008, 2007 and 2006. (Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.)

•

The most judgmental assumption in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 9% for 2009, declining to 5% by 2015 and will remain at 5% for the years thereafter. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by approximately $5.

•

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards. The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2008 was $13.35. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from independent third-party sources, changes in these inputs could result in significant changes in fair value. A one-year change in term would result in a change in fair value of approximately 10%. A one percent change in volatility would change fair value by approximately 4%.

•

Asset impairment analysis performed for goodwill and intangible assets requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge

(Dollars in Millions Except Per Share Amounts)

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

•

Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows. (Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.)

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

Outlook

Looking forward into 2009, the Company expects global macroeconomic and market conditions to remain highly challenging. The Company operates in a highly competitive global marketplace that is experiencing increased trade concentration. In addition, changes in economic conditions, movements in commodity prices and foreign currency exchange rates, as well as political uncertainty in some countries, could impact future operating results.

While the recent strengthening of the U.S. dollar is expected to negatively impact the Company’s results in 2009, the Company believes most, if not all, of the impact should be offset over the course of the year. The extent to which the Company is able to offset the effect of the strengthened U.S. dollar will be impacted by the sustainability of benefits from recent commodity cost declines and the Company’s ability to successfully implement selling price increases and cost-savings initiatives. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, customers and consumers which could, in turn, have an adverse impact on our business.

Our recent finalization of the 2004 Restructuring Program should enhance our ability to compete successfully in the current environment. As a result of the 2004 Restructuring Program, the Company streamlined its global supply chain, reallocated resources to enhance the sales, marketing and new product organizations in high-potential developing countries and other key markets and consolidated these organizations in certain mature markets. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other on-going cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and markets, new product development, while also supporting an increased level of profitability.

(Dollars in Millions Except Per Share Amounts)

Accordingly, we believe we are well-prepared to meet the challenges ahead due to our strong financial condition, our experience operating in challenging environments and our continued focus on our strategic initiatives: getting closer to the consumer, the profession and our customers; effectiveness and efficiency in everything; innovation everywhere; and leadership. This focus, together with the strength of our global brand names and our broad international presence in both mature and developing markets, should position us well to increase shareholder value over the long-term.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated savings associated with the 2004 Restructuring Program, tax rates and new product introductions, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses, the current global credit crisis and economic downturn, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws, availability and cost of raw and packaging materials and changes in the policies of retail trade customers. For some of the factors that could impact our business and cause actual results to differ materially from forward-looking statements, see “Risk Factors” in Item 1A.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, and has expressed an unqualified opinion in their report, which appears in this report.

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

Additional information required by this Item relating to directors, executive officers and corporate governance of the registrant and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting.

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman of the Board, President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and also the Company’s directors. The Code of Conduct is available on the Company’s Internet website at www.colgate.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly post such information on its Internet website or by other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

(b)	There are no arrangements known to the registrant that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	29,881(1)	$57(2)	23,117(3)
Equity compensation plans not approved by security holders	Not applicable	Not applicable	Not applicable
Total	29,881	$57	23,117

(1)

Consists of 27,452 options outstanding and 2,429 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes weighted-average exercise price of stock options outstanding of $62 and restricted shares of $0.
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

The information regarding certain relationships and related transactions and director independence set forth in the Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the Proxy Statement for the 2009 Annual Meeting is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements.”

(b)	Exhibits.

See “Exhibits to Form 10-K.”

COLGATE-PALMOLIVE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY (Registrant)

Date: February 27, 2009	By	/s/ IAN COOK
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(c) Principal Accounting Officer

/s/ IAN COOK Ian Cook Chairman of the Board, President and Chief Executive Officer	/s/ DENNIS J. HICKEY Dennis J. Hickey Vice President and Corporate Controller

(b) Principal Financial Officer	(d) Directors:

/s/ STEPHEN C. PATRICK	John T. Cahill, Jill K. Conway,
Stephen C. Patrick Chief Financial Officer	Ian Cook, Ellen M. Hancock, David W. Johnson, Richard J. Kogan, Delano E. Lewis, J. Pedro Reinhard, Stephen I. Sadove

/s/ ANDREW D. HENDRY Andrew D. Hendry as Attorney-in-Fact

Index to Financial Statements

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	39

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	40

Consolidated Balance Sheets as of December 31, 2008 and 2007	41

Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts for the years ended December 31, 2008, 2007 and 2006	42

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	43

Notes to Consolidated Financial Statements	44

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	75

Selected Financial Data

Market and Dividend Information	76

Historical Financial Summary	78

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

February 26, 2009

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2008	2007	2006
Net sales	$15,329.9	$13,789.7	$12,237.7
Cost of sales	6,703.5	6,042.3	5,536.1

Gross profit	8,626.4	7,747.4	6,701.6
Selling, general and administrative expenses	5,422.3	4,973.0	4,355.2
Other (income) expense, net	183.4	121.3	185.9

Operating profit	3,020.7	2,653.1	2,160.5
Interest expense, net	95.6	156.6	158.7

Income before income taxes	2,925.1	2,496.5	2,001.8
Provision for income taxes	967.9	759.1	648.4

Net income	$1,957.2	$1,737.4	$1,353.4

Earnings per common share, basic	$3.81	$3.35	$2.57

Earnings per common share, diluted	$3.66	$3.20	$2.46

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2008	2007
Assets
Current Assets
Cash and cash equivalents	$554.9	$428.7
Receivables (net of allowances of $47.4 and $50.6, respectively)	1,591.9	1,680.7
Inventories	1,197.1	1,171.0
Other current assets	366.1	338.1

Total current assets	3,710.0	3,618.5

Property, plant and equipment, net	3,119.5	3,015.2
Goodwill, net	2,152.0	2,272.0
Other intangible assets, net	833.5	844.8
Other assets	164.3	361.5

Total assets	$9,979.3	$10,112.0

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$107.2	$155.9
Current portion of long-term debt	91.0	138.1
Accounts payable	1,061.4	1,066.8
Accrued income taxes	272.4	262.7
Other accruals	1,421.3	1,539.2

Total current liabilities	2,953.3	3,162.7

Long-term debt	3,585.3	3,221.9
Deferred income taxes	81.9	264.1
Other liabilities	1,436.7	1,177.1

Total liabilities	8,057.2	7,825.8

Commitments and contingent liabilities	—	—

Shareholders’ Equity
Preference stock	181.0	197.5
Common stock, $1 par value (2,000,000,000 shares authorized, 732,853,180 shares issued)	732.9	732.9
Additional paid-in capital	1,609.7	1,517.7
Retained earnings	11,759.5	10,627.5
Accumulated other comprehensive income/(loss)	(2,477.3)	(1,666.8)

	11,805.8	11,408.8
Unearned compensation	(187.0)	(218.9)
Treasury stock, at cost	(9,696.7)	(8,903.7)

Total shareholders’ equity	1,922.1	2,286.2

Total liabilities and shareholders’ equity	$9,979.3	$10,112.0

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Retained Earnings, Comprehensive Income and

Changes in Capital Accounts

(Dollars in Millions Except Share Amounts)

	Common Shares Outstanding		Additional Paid-in Capital	Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
	Shares	Amount		Shares	Amount
Balance, January 1, 2006	516,170,957	$732.9	$1,064.4	216,682,223	$(7,581.0)	$8,968.1	$(1,804.7)
Net income						1,353.4		$1,353.4
Other comprehensive income:
Cumulative translation adjustment							89.1	89.1
Adjustment to initially apply SFAS 158, net of taxes							(380.7)
Minimum Pension liability adjustment, net of tax							19.2	19.2
Other							(4.1)	(4.1)

Total comprehensive income								$1,457.6

Dividends declared:
Series B Convertible Preference stock, net of taxes						(28.7)
Common stock						(649.1)
Stock-based compensation expense			116.9
Shares issued for stock options	7,095,538		107.7	(7,095,538)	227.7
Treasury stock acquired	(14,982,242)			14,982,242	(884.7)
Other	4,374,334		(70.9)	(4,374,334)	164.1

Balance, December 31, 2006	512,658,587	$732.9	$1,218.1	220,194,593	$(8,073.9)	$9,643.7	$(2,081.2)

Net income						1,737.4		$1,737.4
Other comprehensive income:
Cumulative translation adjustment							250.2	250.2
Retirement Plan and other retiree benefit adjustments, net of taxes							163.9	163.9
Other							0.3	0.3

Total comprehensive income								$2,151.8

Adjustment to initially apply FIN 48						(4.0)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(28.0)
Common stock						(721.6)
Stock-based compensation expense			110.3
Shares issued for stock options	10,051,559		174.8	(10,051,559)	255.2
Treasury stock acquired	(18,062,892)			18,062,892	(1,269.4)
Other	4,387,547		14.5	(4,387,547)	184.4

Balance, December 31, 2007	509,034,801	$732.9	$1,517.7	223,818,379	$(8,903.7)	$10,627.5	$(1,666.8)

Net income						1,957.2		$1,957.2
Other comprehensive income:
Cumulative translation adjustment							(449.8)	(449.8)
Retirement Plan and other retiree benefit adjustments, net of taxes							(351.6)	(351.6)
Other							(9.1)	(9.1)

Total comprehensive income								$1,146.7

Dividends declared:
Series B Convertible Preference stock, net of taxes						(28.5)
Common stock						(796.7)
Stock-based compensation expense			100.3
Shares issued for stock options	4,280,505		61.4	(4,280,505)	156.5
Treasury stock acquired	(14,731,316)			14,731,316	(1,072.9)
Other	2,828,590		(69.7)	(2,828,590)	123.4

Balance, December 31, 2008	501,412,580	$732.9	$1,609.7	231,440,600	$(9,696.7)	$11,759.5	$(2,477.3)

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2008	2007	2006
Operating Activities
Net income	$1,957.2	$1,737.4	$1,353.4
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(50.4)	21.3	145.4
Depreciation and amortization	347.6	333.9	328.7
Gain before tax on sale of non-core product lines	—	(48.6)	(46.5)
Stock-based compensation expense	100.3	110.3	116.9
Deferred income taxes	(6.1)	(147.4)	(23.2)
Cash effects of changes in:
Receivables	(69.8)	(66.5)	(116.0)
Inventories	(134.7)	(111.5)	(118.5)
Accounts payable and other accruals	125.2	366.2	149.9
Other non-current assets and liabilities	(31.0)	8.6	31.4

Net cash provided by operations	2,238.3	2,203.7	1,821.5

Investing Activities
Capital expenditures	(683.5)	(583.1)	(476.4)
Payment for acquisitions, net of cash acquired	—	(26.5)	(200.0)
Sale of property and non-core product lines	57.5	109.7	59.4
Sales (purchases) of marketable securities and investments	10.4	(11.0)	(1.2)
Other	2.2	(17.4)	(2.2)

Net cash used in investing activities	(613.4)	(528.3)	(620.4)

Financing Activities
Principal payments on debt	(2,319.9)	(1,737.8)	(1,332.0)
Proceeds from issuance of debt	2,514.9	1,513.1	1,471.1
Dividends paid	(825.2)	(749.6)	(677.8)
Purchases of treasury shares	(1,072.9)	(1,269.4)	(884.7)
Proceeds from exercise of stock options and excess tax benefits	237.2	489.3	364.4

Net cash used in financing activities	(1,465.9)	(1,754.4)	(1,059.0)

Effect of exchange rate changes on Cash and cash equivalents	(32.8)	18.2	6.7

Net (decrease) increase in Cash and cash equivalents	126.2	(60.8)	148.8
Cash and cash equivalents at beginning of year	428.7	489.5	340.7

Cash and cash equivalents at end of year	$554.9	$428.7	$489.5

Supplemental Cash Flow Information
Income taxes paid	$862.3	$646.5	$647.9
Interest paid	119.3	163.4	168.3
Principal payments on ESOP debt, guaranteed by the Company	63.7	53.9	45.0

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, oral rinses and toothbrushes, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, shave products, laundry and dishwashing detergents, fabric conditioners, cleansers and cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include pet food products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2008	2007	2006
Oral Care	41%	40%	38%
Home Care	23%	24%	25%
Personal Care	22%	23%	23%
Pet Nutrition	14%	13%	14%

Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2008 and 2007, equity method investments included in Other assets were $13.2 and $8.5, respectively. Unrelated third parties hold the remaining ownership interest in these investments. Investments with less than a 20% interest are accounted for using the cost method.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,192.9, $1,080.3 and $942.7 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 disclosures are provided in Note 11. The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

Financial Instruments

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s derivative instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. For cash flow hedges, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings. For hedges of the net investment in foreign subsidiaries, changes in fair value of the derivative are recorded in other comprehensive income to offset the change in the value of the net investment being hedged. Cash flows related to hedges are classified in the same category as the cash flows from the hedged item in the Consolidated Statements of Cash Flows.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for the Company’s financial statements as of January 1, 2009 and will not have any impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS 157), for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company will adopt the provisions of SFAS 157 as they relate to long-lived assets, including goodwill and intangibles, effective January 1, 2009. The adoption of these provisions will not have a material impact on the Company’s financial statements.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The adoption of SFAS 160 will not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Acquisitions

During 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $26.5.

On May 1, 2006, the Company completed the purchase of 84% of the outstanding shares of Tom’s of Maine, Inc., for approximately $100 plus transaction costs. Tom’s of Maine gave Colgate the opportunity to enter the fast-growing health and specialty trade channel in the U.S. where Tom’s of Maine toothpaste and deodorants are market leaders. The cost to acquire Tom’s of Maine, Inc. was allocated to the assets acquired and the liabilities assumed at the date of acquisition based on fair values. In the second quarter of 2007, the final purchase price allocation of the acquisition was completed. The results of Tom’s of Maine operations have been included in Colgate’s North American operating segment in the Consolidated Financial Statements from the date of acquisition. The inclusion of pro forma financial data for Tom’s of Maine prior to the date of acquisition would not have had a material impact on reported Net sales, Net income or Earnings per share for the year ended December 31, 2006.

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

4.    Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred total pretax cumulative charges of $1,069.2 ($775.5 aftertax). Charges incurred in connection with the implementation of various projects since inception were as follows:

Cumulative Charges as of December 31, 2008
Termination Benefits	$426.3
Incremental Depreciation	221.6
Asset Impairments	46.7
Other	374.6

Total cumulative 2004 Restructuring Program charges, pretax	$1,069.2

Other charges primarily consisted of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges included ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $45.5 of charges related to start-up costs for new manufacturing facilities and $136.6 of costs for the development and implementation of new business and strategic initiatives.

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

Since inception, total charges related to the 2004 Restructuring Program were as follows: North America (36%), Europe/South Pacific (28%), Latin America (4%), Greater Asia/Africa (10%), Pet Nutrition (1%) and Corporate (21%).

For the years ended December 31, 2008, 2007 and 2006 restructuring and implementation-related charges are reflected in the income statement as follows:

	2008	2007	2006
Cost of sales	$58.8	$153.8	$196.2
Selling, general and administrative expenses	81.0	49.1	46.1
Other (income) expense, net	24.0	55.6	153.1

Total 2004 Restructuring Program charges, pretax	$163.8	$258.5	$395.4

Total 2004 Restructuring Program charges, aftertax	$112.4	$183.7	$286.3

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Restructuring and implementation-related charges in the preceding table are recorded in the Corporate segment as these decisions are centrally directed and controlled and are not included in internal measures of segment operating performance. For 2008, total charges related to the 2004 Restructuring Program were as follows: North America (26%), Europe/South Pacific (19%), Latin America (1%), Greater Asia/Africa (18%), Pet Nutrition (8%) and Corporate (28%).

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2005	$35.3	$—	$—	$3.4	$38.7
Charges	212.7	91.5	6.6	84.6	395.4
Cash payments	(89.7)	—	—	(75.3)	(165.0)
Charges against assets	(98.4)	(91.5)	(6.6)	(6.7)	(203.2)
Other	(10.0)	—	—	5.2	(4.8)
Foreign exchange	3.5	—	—	0.1	3.6

Balance at December 31, 2006	$53.4	$—	$—	$11.3	$64.7

Charges	80.9	41.4	0.3	135.9	258.5
Cash payments	(65.3)	—	—	(137.4)	(202.7)
Charges against assets	(14.1)	(41.4)	(0.3)	(4.6)	(60.4)
Other	(2.2)	—	—	3.6	1.4
Foreign exchange	1.9	—	—	0.2	2.1

Balance at December 31, 2007	$54.6	$—	$—	$9.0	$63.6

Charges	32.5	20.1	(12.4)	123.6	163.8
Cash payments	(73.4)	—	—	(122.0)	(195.4)
Charges against assets	(3.0)	(20.1)	12.4	21.2	10.5
Other	(0.1)	—	—	(7.0)	(7.1)
Foreign exchange	1.3	—	—	(4.0)	(2.7)

Balance at December 31, 2008	$11.9	$—	$—	$20.8	$32.7

Termination benefits incurred pursuant to the 2004 Restructuring Program were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements amounting to $3.0 and $14.1 in 2008 and 2007, respectively, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities. In 2008 and 2007, Termination benefits also include $0.1 and $2.2, respectively, of charges related to other retiree benefit enhancements and are reflected in Other charges as an increase to other retiree benefit liabilities. In 2008 and 2007, the Company made voluntary contributions of $18.8 and $34.5, respectively, to partially fund this obligation.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that are taken out of service prior to the end of their normal service period. Asset impairments have been recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Within Asset impairments, charges are net of gains realized on the sale of assets.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

For the year ended December 31, 2008, Other charges related to start-up costs for new manufacturing facilities were $4.8, and costs incurred for the development and implementation of new business and strategic initiatives were $66.3. Start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives are expensed as incurred.

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2008 and 2007, by segment is as follows:

	2008	2007
Oral, Personal and Home Care
North America	$350.1	$371.7
Latin America	531.3	637.1
Europe/South Pacific	1,063.6	1,050.4
Greater Asia/Africa	192.0	197.8

Total Oral, Personal and Home Care	2,137.0	2,257.0
Pet Nutrition	15.0	15.0

Total Goodwill	$2,152.0	$2,272.0

Other intangible assets as of December 31, 2008 and 2007 are comprised of the following:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$436.4	$(186.4)	$250.0	$457.2	$(186.9)	$270.3
Other finite life intangible assets	37.1	(11.6)	25.5	42.5	(14.4)	28.1
Indefinite life intangible assets	558.0	—	558.0	546.4	—	546.4

Total Other intangible assets	$1,031.5	$(198.0)	$833.5	$1,046.1	$(201.3)	$844.8

The changes in the net carrying amounts of Goodwill and Other intangible assets during 2008 are due to amortization expense of $18.8 as well as the impact of foreign currency translation. Annual estimated amortization expense for each of the next five years is expected to be approximately $20.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2008	2007
Notes	3.8%	2009-2078	$2,259.1	$2,119.8
Payable to banks	4.1%	2010-2013	600.9	615.7
ESOP notes, guaranteed by the Company	8.8%	2009	74.4	138.1
Commercial paper	0.1%	2009	735.0	478.8
Capitalized leases			6.9	7.6

			3,676.3	3,360.0
Less: Current portion of long-term debt			91.0	138.1

Total			$3,585.3	$3,221.9

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2008 and 2007 was 4.9% and 5.3%, respectively.

Commercial paper and certain current maturities of notes payable totaling $735.0 and $478.8 as of December 31, 2008 and 2007, respectively, are classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2008, are as follows:

Years Ended December 31,
2009	$91.0
2010	356.4
2011	596.7
2012	334.4
2013	278.9
Thereafter	1,283.9

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

In May 2008, the Company issued $250 of five-year notes at a fixed rate of 4.2% under the shelf registration statement for the Company’s medium-term note program. In May 2008, the Company also issued approximately $75 of forty-year notes at a variable rate based on LIBOR, also under the shelf registration statement. Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility. The facility has an expiration date of November 2012. Commitment fees related to credit facilities are not material. At December 31, 2008, the Company had access to unused domestic and foreign lines of credit of $2,641.9 and could also issue medium-term notes pursuant to an effective shelf registration statement.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

During 2007, the Company issued 250 million of Euro-denominated medium-term notes maturing in June 2014 at a fixed interest rate of 4.75%, payable annually. The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S. dollar-denominated commercial paper.

The ESOP notes guaranteed by the Company and certain bank borrowings contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

7.    Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis during the period, by level within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total
Marketable securities	$12.2	$—	$—	$12.2
Derivatives, net	(7.1)	41.7	—	34.6

Marketable securities are included within Other current assets in the Consolidated Balance Sheets for each period presented and generally consist of bank deposits with original maturities greater than 90 days.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Derivatives, net consist of interest rate, foreign currency and commodity contracts. Following are the notional amounts and net recorded fair values of the Company’s derivative instruments, by type as of December 31:

	2008		2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap contracts	$270.0	$23.4	$120.0	$(0.2)
Foreign currency contracts	1,172.6	18.3	1,468.7	(0.8)
Commodity contracts	40.9	(7.1)	17.5	2.9

The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates at commonly quoted intervals for the full term of the swaps. Forward and swap contracts are utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities created in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts generally have durations no greater than 18 months and are valued using observable forward rates in commonly quoted intervals for the full term of the contracts. Commodity contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts generally have durations no greater than 18 months and are measured using quoted commodity exchange prices.

It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness was not material. Cumulative gains and losses related to commodity contracts as well as certain of the foreign currency contracts designated as cash flow hedges, which are expected to be recognized in earnings over the next 12 months when the offsetting effects of the hedged item are also recorded in earnings, total a net loss of approximately $12.

Other Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, long-term investments and short-term debt approximated fair value as of December 31, 2008 and 2007. The estimated fair value of the Company’s long-term debt, including current portion, as of December 31, 2008 and 2007, was $3,990.8 and $3,496.1, respectively, and the related carrying value was $3,676.3 and $3,360.0, respectively.

Credit Risk

The Company is exposed to credit loss in the event of nonperformance by counterparties to the financial instrument contracts held by the Company; however, nonperformance by these counterparties is considered unlikely as it is the Company’s policy to contract with highly rated diversified counterparties.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,000,000 shares of Preference stock. In 1989, the Company approved the issuance of 6,315,149 shares of Series B Convertible Preference stock (the Preference stock) without par value. Each share of Preference stock, which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays cumulative dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. As of December 31, 2008 and 2007, there were 2,784,175 and 3,037,758 shares of Preference stock, respectively, outstanding and issued to the Company’s Employee Stock Ownership Plan.

Stock Repurchases

The Company repurchased stock at a cost of $1,072.9 during 2008. In 2008, the Company repurchased its common stock under share repurchase programs that were approved by the Board of Directors and publicly announced in March 2006 and January 2008 (the 2006 Program and the 2008 Program, respectively). Under the 2006 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock. The 2008 Program, which replaced the 2006 Program, authorizes the Company to repurchase up to 30 million shares of its common stock. The shares may be repurchased in open-market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Board’s authorization also authorizes share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of restricted stock awards.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The value of restricted stock awards, based on market prices, is amortized on a straight-line basis over the requisite service period. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company has two types of stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $100.3, $110.3 and $116.9 for the years ended December 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized on stock-based compensation was approximately $32.2, $36.8 and $38.2 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards. The weighted-average estimated fair value of stock options granted in the year ended December 31, 2008, 2007 and 2006 was $13.35, $12.72, and $10.30, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2008	2007	2006
Expected Term of Options	4.5 years	4 years	4 years
Expected Volatility Rate	19.5%	21.0%	17.0%
Risk-Free Rate	3.0%	4.2%	4.8%
Expected Dividend Yield	2.0%	2.1%	2.1%

The weighted-average expected term of options granted in 2008 was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and contractual term of the awards, among other factors. Prior to 2008, the weighted-average expected option term reflected the application of the simplified method set out in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission, which defined the term as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury implied yield at the time of grant.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees. A committee of independent members of the Board of Directors administers the plan. Awards are made in common stock and vest at the end of the restriction period, which is generally three years.

A summary of restricted stock award activity during 2008 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1, 2008	2,572	$59
Activity:
Granted	704	77
Vested	(771)	53
Forfeited	(76)	64

Restricted stock awards as of December 31, 2008	2,429	$66

As of December 31, 2008, there was $49.4 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $56.0, $78.3 and $28.2, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Stock Option Plans

The Company’s stock option plans provide for the issuance of non-qualified stock options to directors, officers and other employees that generally have a contractual term of six years and vest over three years. As of December 31, 2008, approximately 23,117,000 shares of common stock were available for future stock option grants.

A summary of stock option plan activity during 2008 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2008	28,374	$57
Granted	4,383	79
Exercised	(4,978)	53
Forfeited or expired	(327)	63

Options outstanding, December 31, 2008	27,452	62	3	$240

Options exercisable, December 31, 2008	18,974	$57	2	$227

As of December 31, 2008, there was $41.3 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.4 years. The total value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $112.7, $289.8 and $78.2, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock awards for the years ended December 31, 2008, 2007 and 2006 was $26.1, $65.4 and $10.4, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2008, 2007 and 2006 were $211.1, $423.9 and $354.0, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410.0 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The remaining balance of the long-term notes, which are guaranteed by the Company, is reflected in the accompanying Consolidated Balance Sheets. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Preference stock from the Company. The Preference stock, which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Dividends on the Preference stock, as well as on the common shares also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest on the outstanding notes. Preference stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the loans. As of December 31, 2008, 1,242,530 shares were released and allocated to participant accounts and 1,541,645 shares were available for future allocation.

Dividends on the Preference stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Retained Earnings, Comprehensive Income and Changes in Capital Accounts.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $6.8 in 2008, $12.2 in 2007 and $14.1 in 2006. Unearned compensation, which is shown as a reduction in shareholders’ equity, represents the amount of ESOP debt outstanding reduced by the difference between the cumulative cost of Preference stock allocated and the cumulative principal payments.

Interest incurred on the ESOP’s notes was $8.0 in 2008, $13.4 in 2007 and $17.9 in 2006. The Company paid dividends on the shares held by the ESOP of $36.1 in 2008, $35.8 in 2007 and $37.0 in 2006. Company contributions to the ESOP were $6.8 in 2008, $12.2 in 2007 and $14.1 in 2006.

10.    Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and some of its U.S. and overseas subsidiaries maintain defined benefit retirement plans covering substantially all of their employees. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans, funds are contributed to the trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. Assets of the plans consist principally of common stocks, guaranteed investment contracts with insurance companies, U.S. government and corporate obligations and investments in real estate funds. The asset allocation for the Company’s defined benefit plans at the end of 2008 and 2007 and the target allocation by asset category are as follows:

	United States			International
	Target	2008 Actual	2007 Actual	Target	2008 Actual	2007 Actual
Asset Category
Equity securities	63%	54%	69%	43%	37%	50%
Debt securities	33	40	26	47	46	42
Real estate and other	4	6	5	10	17	8

Total	100%	100%	100%	100%	100%	100%

Equity securities in the U.S. plans include investments in the Company’s common stock representing 9% of U.S. plan assets at December 31, 2008 and 2007. Such plans purchased approximately 298,000 and 28,600 shares of the Company’s common stock in 2008 and 2007, respectively. In 2007, 435,523 shares of the Company’s common stock were sold. No shares were sold in 2008. The plans received dividends on the Company’s common stock of approximately $2 in 2008 and 2007.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP to reduce its obligation to provide these other retiree benefits and to offset its current service cost. Additionally, during 2007 the Company made contributions of $7.0 to fund the payment of future postretirement medical benefits, the maximum permitted under U.S. tax regulations.

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2008	2007	2008	2007	2008	2007
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,458.6	$1,582.0	$717.9	$720.4	$472.1	$460.0
Service cost	40.4	40.9	15.0	18.9	1.2	2.2
Interest cost	94.7	87.5	36.9	34.8	33.7	31.8
Participants’ contributions	1.5	1.8	3.2	3.5	—	—
Acquisitions/plan amendments	30.7	0.1	5.9	0.2	—	4.0
Actuarial loss (gain)	62.8	(89.7)	(24.0)	(57.1)	58.0	(17.9)
Foreign exchange impact	—	—	(96.8)	58.4	(11.4)	2.4
Termination benefits	1.3	14.6	1.1	—	0.1	1.5
Curtailments and settlements	—	(58.5)	(12.9)	(24.3)	—	—
Benefit payments	(120.3)	(120.1)	(42.2)	(36.9)	(11.8)	(11.9)

Benefit obligations at end of year	$1,569.7	$1,458.6	$604.1	$717.9	$541.9	$472.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$1,451.8	$1,393.7	$441.9	$404.5	$32.0	$22.6
Actual return on plan assets	(307.1)	130.8	(52.4)	17.9	(8.2)	2.4
Company contributions	107.6	104.1	41.3	35.2	11.8	18.9
Participants’ contributions	1.5	1.8	3.2	3.5	—	—
Foreign exchange impact	—	—	(62.1)	25.5	—	—
Settlements	—	(58.5)	(9.2)	(7.8)	—	—
Benefit payments	(120.3)	(120.1)	(42.2)	(36.9)	(11.8)	(11.9)

Fair value of plan assets at end of year	$1,133.5	$1,451.8	$320.5	$441.9	$23.8	$32.0

Funded Status
Benefit obligations at end of year	$1,569.7	$1,458.6	$604.1	$717.9	$541.9	$472.1
Fair value of plan assets at end of year	1,133.5	1,451.8	320.5	441.9	23.8	32.0

Net amount recognized	$(436.2)	$(6.8)	$(283.6)	$(276.0)	$(518.1)	$(440.1)

Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$190.8	$5.1	$9.6	$—	$—
Current liabilities	(14.7)	(13.9)	(12.6)	(13.4)	(27.6)	(15.3)
Noncurrent liabilities	(421.5)	(183.7)	(276.1)	(272.2)	(490.5)	(424.8)

Net amount recognized	$(436.2)	$(6.8)	$(283.6)	$(276.0)	$(518.1)	$(440.1)

Amounts recognized in Accumulated other comprehensive income consist of
Actuarial loss	$687.2	$209.8	$113.0	$73.5	$245.6	$186.3
Transition/prior service cost	32.4	35.5	10.8	8.0	1.4	1.4

	$719.6	$245.3	$123.8	$81.5	$247.0	$187.7

Accumulated benefit obligation	$1,506.1	$1,398.3	$545.9	$638.7	$—	$—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2008	2007	2008	2007	2008	2007
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.30%	6.50%	5.88%	5.52%	5.80%	6.50%
Long-term rate of return on plan assets	8.00%	8.00%	6.70%	7.00%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	3.33%	3.65%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

The overall investment objective is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2008 for the U.S. plans was 8%. Historical rates of return for the U.S. plans for the most recent 15-year period were approximately 7%. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2008 weighted-average rate of return of 7.0%.

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2008	2007
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,084.8	$856.9
Fair value of plan assets	1,360.7	373.7

Accumulated benefit obligation	1,966.6	611.5
Fair value of plan assets	1,346.3	201.6

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 9% in 2009 to 5% by 2015 and will remain at 5% for the years thereafter. Changes in this rate can have a significant effect on amounts reported. The effect of a 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$81	$(66)
Annual expense	7	(5)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits						Other Retiree Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$40.4	$40.9	$45.2	$15.0	$18.9	$21.1	$10.3	$11.4	$11.9
Interest cost	94.7	87.5	83.4	36.9	34.8	32.1	33.7	31.8	28.7
Annual ESOP allocation	—	—	—	—	—	—	(9.1)	(9.2)	(13.8)
Expected return on plan assets	(114.0)	(108.9)	(98.9)	(27.3)	(27.5)	(25.0)	(2.6)	(2.1)	(1.3)
Amortization of transition & prior service costs (credits)	3.6	6.0	4.1	1.1	0.8	1.5	(0.1)	(0.1)	—
Amortization of actuarial loss	6.3	16.0	24.4	3.3	6.7	7.9	8.7	11.9	12.3

Net periodic benefit cost	$31.0	$41.5	$58.2	$29.0	$33.7	$37.6	$40.9	$43.7	$37.8

Other postretirement charges	1.3	32.8	101.7	4.0	1.6	1.1	0.1	5.5	6.5

Total pension cost	$32.3	$74.3	$159.9	$33.0	$35.3	$38.7	$41.0	$49.2	$44.3

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.50%	5.80%	5.50%	5.52%	4.82%	4.83%	6.50%	5.80%	5.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.00%	6.70%	6.92%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%	3.65%	3.41%	3.42%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Other postretirement charges amounted to $5.4, $39.9 and $109.3 for the years ended December 31, 2008, 2007 and 2006, respectively. Charges in 2008 related primarily to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program. During 2008, the Company made voluntary contributions of $95.0 (including $18.8 related to restructuring) to its U.S. postretirement plans.

Other postretirement charges in 2007 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $16.3. During 2007, the Company made voluntary contributions of $45.0 (including $34.5 related to restructuring) to its U.S. postretirement plans. Other 2007 charges required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS 88), amounted to $23.6 and pertained primarily to lump sum payments of normal retirement benefits associated with retirement plans in the U.S.

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

Termination benefits incurred pursuant to the 2004 Restructuring Program in 2008, 2007 and 2006 are reflected as a restructuring charge; however, the related accrual resides in pension and other retiree benefit assets and liabilities at December 31, 2008, 2007 and 2006, respectively.

Amounts recognized in Other Comprehensive Income were as follows:

	Before-Tax Amount	Tax Expense (Benefit)	Net-of-Tax Amount
Net actuarial loss & prior service costs arising during the period	$598.8	$(232.2)	$366.6
Amortization of net transition & prior service costs	(4.6)	1.3	(3.3)
Amortization of net actuarial loss	(18.3)	6.6	(11.7)

Total	$575.9	$(224.3)	$351.6

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$51.6	$12.1
Net transition & prior service cost (credit)	4.9	(0.1)

Expected Contributions & Benefit Payments

Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2009, is approximately $150, including approximately $30 for other retiree benefit plans. These estimated cash requirements include

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

approximately $90 of projected contributions to the Company’s postretirement plans, most of which are voluntary contributions to our U.S. pension plans, as well as approximately $60 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

Years Ended December 31,	Pension Benefits		Other Retiree Benefits
	United States	International
2009	$121.0	$34.8	$28.4
2010	117.6	39.2	32.8
2011	116.6	36.5	32.9
2012	118.1	46.5	33.8
2013	120.6	39.5	32.1
2014-2018	649.9	208.3	145.7

11.	Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2008	2007	2006
United States	$1,027.1	$802.1	$584.9
International	1,898.0	1,694.4	1,416.9

Total Income before income taxes	$2,925.1	$2,496.5	$2,001.8

The provision for income taxes consists of the following for the three years ended December 31:

	2008	2007	2006
United States	$314.0	$273.8	$202.7
International	653.9	485.3	445.7

Total Provision for income taxes	$967.9	$759.1	$648.4

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2008	2007	2006
Goodwill and intangible assets	$(10.1)	$(33.7)	$(42.8)
Property, plant and equipment	(29.0)	14.7	18.4
Pension and other retiree benefits	(45.9)	9.9	30.5
Stock-based compensation	17.9	6.4	28.7
Tax loss and tax credit carryforwards	(29.8)	(14.3)	(21.3)
Valuation allowances	5.6	112.2	20.1
Other, net	(4.7)	30.3	(1.3)

Total	$(96.0)	$125.5	$32.3

Other, net primarily relates to taxes on unremitted earnings as well as the timing of deductions related to debt of overseas subsidiaries.

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2008	2007	2006
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.9	0.8
Earnings taxed at other than United States statutory rate	(1.0)	0.2	(1.2)
Reduction of valuation allowances	—	(4.5)	(0.9)
Other, net	(1.7)	(1.2)	(1.3)

Effective tax rate	33.1%	30.4%	32.4%

Generally, the changes in valuation allowances on deferred tax assets and the corresponding impact on the effective tax rate result from management’s assessment of the Company’s ability to utilize certain operating loss and tax carryforwards prior to expiration. The rate reduction in 2007 primarily reflects the reversal of a valuation allowance in Brazil.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2008	2007
Deferred tax liabilities:
Goodwill and intangible assets	$(418.4)	$(432.3)
Property, plant and equipment	(278.1)	(226.8)
Other	(111.0)	(101.0)

	(807.5)	(760.1)

Deferred tax assets:
Pension and other retiree benefits	363.7	178.4
Tax loss and tax credit carryforwards	140.7	210.8
Accrued liabilities	92.0	97.8
Stock-based compensation	80.1	63.5
Other	151.5	81.3
Valuation allowance	(5.2)	(10.8)

	822.8	621.0

Net deferred income taxes	$15.3	$(139.1)

Deferred taxes included within:
Assets:
Other current assets	$97.2	$125.0
Liabilities:
Deferred income taxes	(81.9)	(264.1)

Net deferred income taxes	$15.3	$(139.1)

The major component of the valuation allowance as of December 31, 2008 and 2007 relates to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On an on-going basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2,400 of undistributed earnings of foreign subsidiaries at December 31, 2008. These earnings have been and are currently considered to be permanently invested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $290.8 in 2008, $49.6 in 2007 and $258.0 in 2006 recorded directly through equity predominantly include tax benefits related to employee equity compensation and benefit plans.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2008 and 2007 is summarized below:

	2008	2007
Unrecognized tax benefits:
Balance, January 1	$199.3	$183.5
Increases as a result of tax positions taken during the current year	5.9	48.1
Decreases of tax positions taken during prior years	(10.0)	(21.4)
Increases of tax positions taken during prior years	30.8	4.8
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(51.2)	(17.5)
Effect of foreign currency rate movements	(3.8)	1.8

Balance, December 31	$171.0	$199.3

If all of the unrecognized tax benefits above were recognized, approximately $135 would impact the effective tax rate.

The Company recognized approximately $7 and $9 of interest expense related to the above unrecognized tax benefits within income tax expense in 2008 and 2007, respectively. The Company had accrued interest of approximately $35 and $33 as of December 31, 2008 and 2007, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions. While the statutes of limitations may not have expired, all U.S federal income tax returns for the periods ended through December 31, 2005 have been audited by and settled with the Internal Revenue Service (IRS). With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2004. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from three to six years.

12.	Earnings Per Share

	For the Year Ended 2008			For the Year Ended 2007			For the Year Ended 2006
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$1,957.2			$1,737.4			$1,353.4
Preferred dividends	(28.5)			(28.0)			(28.7)

Basic EPS	1,928.7	506.3	$3.81	1,709.4	510.8	$3.35	1,324.7	515.2	$2.57

Stock options and restricted stock		5.8			7.6			6.1
Convertible Preference stock	28.5	22.9		28.0	25.3		28.7	29.2

Diluted EPS	$1,957.2	535.0	$3.66	$1,737.4	543.7	$3.20	$1,353.4	550.5	$2.46

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

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $172.6 in 2009, $152.1 in 2010, $132.5 in 2011, $122.4 in 2012, $114.0 in 2013 and $635.3 thereafter. Rental expense amounted to $183.2 in 2008, $157.4 in 2007 and $142.6 in 2006. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $255.1.

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the normal course of business.

Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is a potentially responsible party in respect of various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. Substantially all of the Company’s potential liability for these matters relates to a single superfund site associated with a prior acquisition. With respect to that site, substantially all of the Company’s potential liability has been acknowledged in writing as being covered by the Company’s insurance carriers, which are presently making all their required payments and are expected to continue to do so in the future. While it is possible that the nonperformance of other potentially responsible parties or the Company’s insurance carriers could affect the cash flows and results of operations in any particular quarter or year, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on the financial position or on-going results of operations and cash flows of the Company.

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from the IRS examination did not have a material impact on the financial position, results of operations or cash flows of the Company. Estimated incremental tax payments related to the potential disallowances for subsequent periods are insignificant.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $555, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in the subsidiary’s 2000 and 2001 VAT returns. On October 1, 2008, the Mexican tax authorities issued an administrative resolution holding the assessment of the VAT together with interest and penalties to be invalid as a matter of law, and as such, have withdrawn the assessment. Although it is unlikely, this resolution can be challenged by the Mexican tax authorities within 5 years of its issuance.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $155, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $565, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. The Company believes, based on the advice of outside counsel, that its income tax filings are in full compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding this income tax matter. If such discussions are not resolved to the agreement of both the Company and the U.S. tax authorities under the mutual agreement procedure contemplated under the income tax treaty between Mexico and the United States, the Company intends to vigorously challenge the assessments in the Mexican court system. Although there can be no assurances, the Company believes, based on the advice of outside counsel, that ultimately it will prevail and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $112 at current exchange rates) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. Certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $97. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $50 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

During the period from February 2006 to January 2009, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union, France, Germany, Greece, Italy, the Netherlands, Romania, Spain, Switzerland and the United Kingdom. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with the Company’s policy to cooperate with the authorities in such matters as discussed below. The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers. At this time, no formal claim for a fine or penalty has been made against the Company in any of the above matters, except for the Swiss matter, where the Swiss authority has initially proposed a fine of approximately $5 at the current exchange rate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted in some cases to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, as necessary, take additional reserves as and when appropriate.

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The Company and the Plan intend to contest this action vigorously.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above-noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows.

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

The accounting policies of the operating segments are generally the same as those described in Note 2. Intercompany sales have been eliminated. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, gains and losses on sales of non-core product lines and assets, and certain SFAS 88 charges. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments. Segment information regarding Net sales, Operating profit, Capital expenditures, Depreciation and amortization and Identifiable assets is detailed below.

Net sales	2008	2007	2006
Oral, Personal and Home Care
North America(1)	$2,851.7	$2,720.8	$2,590.8
Latin America	4,088.0	3,488.9	3,019.5
Europe/South Pacific	3,582.7	3,383.3	2,952.3
Greater Asia/Africa	2,660.0	2,337.6	2,006.0

Total Oral, Personal and Home Care	13,182.4	11,930.6	10,568.6
Pet Nutrition(2)	2,147.5	1,859.1	1,669.1

Total Net sales	$15,329.9	$13,789.7	$12,237.7

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,490.1, $2,362.5 and $2,211.2 in 2008, 2007 and 2006, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

(2)	Net sales in the U.S. for Pet Nutrition were $1,081.7, $958.6 and $897.9 in 2008, 2007 and 2006, respectively.

Operating profit	2008	2007	2006
Oral, Personal and Home Care
North America	$689.1	$666.8	$550.1
Latin America	1,180.7	1,006.0	872.9
Europe/South Pacific	746.5	763.8	681.2
Greater Asia/Africa	446.3	362.8	278.7

Total Oral, Personal and Home Care	3,062.6	2,799.4	2,382.9
Pet Nutrition	541.8	487.8	447.9
Corporate	(583.7)	(634.1)	(670.3)

Total Operating profit	$3,020.7	$2,653.1	$2,160.5

Capital expenditures	2008	2007	2006
Oral, Personal and Home Care
North America	$42.1	$87.9	$82.4
Latin America	112.0	127.0	108.9
Europe/South Pacific	64.3	123.4	129.9
Greater Asia/Africa	156.4	110.2	83.8

Total Oral, Personal and Home Care	374.8	448.5	405.0
Pet Nutrition	224.1	74.7	26.8
Corporate	84.6	59.9	44.6

Total Capital expenditures	$683.5	$583.1	$476.4

Depreciation and amortization	2008	2007	2006
Oral, Personal and Home Care
North America	$54.8	$59.6	$69.9
Latin America	87.3	80.8	73.4
Europe/South Pacific	69.5	70.2	69.9
Greater Asia/Africa	61.3	58.0	51.6

Total Oral, Personal and Home Care	272.9	268.6	264.8
Pet Nutrition	31.5	30.8	29.9
Corporate	43.2	34.5	34.0

Total Depreciation and amortization	$347.6	$333.9	$328.7

Identifiable assets	2008	2007	2006
Oral, Personal and Home Care
North America	$1,997.4	$2,082.9	$2,006.3
Latin America	2,549.4	2,640.0	2,343.7
Europe/South Pacific	2,620.2	2,757.2	2,484.4
Greater Asia/Africa	1,703.5	1,657.1	1,504.8

Total Oral, Personal and Home Care	8,870.5	9,137.2	8,339.2
Pet Nutrition	1,025.1	745.5	646.9
Corporate(3)	83.7	229.3	151.9

Total Identifiable assets(4)	$9,979.3	$10,112.0	$9,138.0

(3)

Corporate identifiable assets primarily consist of derivative instruments (66%) and investments in equity securities (27%) in 2008. In 2007 and 2006, Corporate identifiable assets consisted primarily of U.S. benefit plan assets and investments in equity securities.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

(4)

Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $6,181.5, $6,402.1 and $5,719.6 in 2008, 2007 and 2006, respectively.

15.    Supplemental Income Statement Information

Other (income) expense, net	2008	2007	2006
Minority interest	$80.3	$67.1	$57.5
Amortization of intangible assets	18.8	18.2	16.3
Equity (income)	(3.8)	(3.7)	(3.4)
Gain on sales of non-core product lines, net	—	(48.6)	(46.5)
2004 Restructuring Program	24.0	55.6	153.1
SFAS 88 pension charges	—	15.4	—
Hill’s limited voluntary recall	—	12.6	—
Legal and environmental matters	23.0	—	5.8
Investment losses (income)	25.1	(1.5)	(5.7)
Other, net	16.0	6.2	8.8

Total Other (income) expense, net	$183.4	$121.3	$185.9

Interest expense, net	2008	2007	2006
Interest incurred	$114.6	$172.9	$170.0
Interest capitalized	(9.0)	(6.3)	(3.4)
Interest income	(10.0)	(10.0)	(7.9)

Total Interest expense, net	$95.6	$156.6	$158.7

	2008	2007	2006
Research and development	$253.1	$247.0	$241.5
Advertising	$1,649.5	$1,545.7	$1,320.3

16.    Supplemental Balance Sheet Information

Inventories	2008	2007
Raw materials and supplies	$297.0	$258.2
Work-in-process	41.5	43.7
Finished goods	858.6	869.1

Total Inventories	$1,197.1	$1,171.0

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

Inventories valued under LIFO amounted to $244.0 and $258.8 at December 31, 2008 and 2007, respectively. The excess of current cost over LIFO cost at the end of each year was $54.0 and $47.4, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2008, 2007 and 2006.

Property, plant and equipment, net	2008	2007
Land	$151.5	$160.2
Buildings	1,028.3	1,058.7
Manufacturing machinery and equipment	3,883.7	4,045.8
Other equipment	873.6	873.4

	5,937.1	6,138.1
Accumulated depreciation	(2,817.6)	(3,122.9)

Total Property, plant and equipment, net	$3,119.5	$3,015.2

Other accruals	2008	2007
Accrued advertising	$456.6	$557.4
Accrued payroll and employee benefits	316.7	323.4
Accrued taxes other than income taxes	60.3	101.2
Restructuring accrual	32.7	63.6
Pension and other retiree benefits	54.9	42.6
Accrued interest	23.3	28.6
Derivatives	72.5	8.6
Other	404.3	413.8

Total Other accruals	$1,421.3	$1,539.2

Other liabilities	2008	2007
Minority interest	$121.2	$109.9
Pension and other retiree benefits	1,188.1	880.7
Other	127.4	186.5

Total Other liabilities	$1,436.7	$1,177.1

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, SFAS 158 unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2008 and 2007, Accumulated other comprehensive income consisted primarily of aftertax SFAS 158 unrecognized pension and other retiree benefit costs of $665.3 and $313.7, respectively, and cumulative foreign currency translation adjustments of $1,798.5 and $1,348.7, respectively. Foreign currency translation adjustments in 2008 primarily reflect losses due to the weakening of the Brazilian real, Mexican peso and Euro, while gains in 2007 were largely due to the strengthening of the Brazilian real, Swiss franc and Euro.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements—(continued)

(Dollars in Millions Except Per Share Amounts)

17.    Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2008
Net sales	$3,713.0		$3,964.8		$3,988.0		$3,664.1
Gross profit	2,099.8		2,239.8		2,236.2		2,050.6
Net income	466.5	(1)	493.8	(2)	499.9	(3)	497.0	(4)
Earnings per common share:
Basic	0.90		0.96		0.98		0.97
Diluted	0.86	(1)	0.92	(2)	0.94	(3)	0.94	(4)
2007
Net sales	$3,213.9		$3,405.4		$3,528.2		$3,642.2
Gross profit	1,812.2		1,908.4		1,983.6		2,043.2
Net income	486.6	(5)	415.8	(6)	420.1	(7)	414.9	(8)
Earnings per common share:
Basic	0.94		0.80		0.81		0.80
Diluted	0.89	(5)	0.76	(6)	0.77	(7)	0.77	(8)

Note:	Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(1)

Net income and diluted earnings per share for the first quarter of 2008 were reduced by an aftertax charge of $21.2 and $0.04, respectively, reflecting charges related to the 2004 Restructuring Program.

(2)

Net income and diluted earnings per share for the second quarter of 2008 were reduced by an aftertax charge of $29.5 and $0.06, respectively, reflecting charges related to the 2004 Restructuring Program.

(3)

Net income and diluted earnings per share for the third quarter of 2008 were reduced by an aftertax charge of $31.2 and $0.05, respectively, reflecting charges related to the 2004 Restructuring Program.

(4)

Net income and diluted earnings per share for the fourth quarter of 2008 were reduced by an aftertax charge of $30.5 and $0.06, respectively, reflecting charges related to the 2004 Restructuring Program.

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

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Balance at End of Period
Year Ended 12/31/08
Allowance for doubtful accounts and estimated returns	$50.6	$6.2	$—		$9.4	(1)	$47.4

Valuation allowance for deferred tax assets	$10.8	$2.9	$—		$8.5	(2)	$5.2

Year Ended 12/31/07
Allowance for doubtful accounts and estimated returns	$46.4	$6.2	$—		$2.0	(1)	$50.6

Valuation allowance for deferred tax assets	$125.4	$5.1	$—		$119.7	(3)	$10.8

Year Ended 12/31/06
Allowance for doubtful accounts and estimated returns	$41.7	$5.1	$0.2		$0.6	(1)	$46.4

Valuation allowance for deferred tax assets	$133.8	$8.7	$11.7	(4)	$28.8	(2)	$125.4

(1)	Includes the write off of uncollectible accounts amounting to $4.3, $6.4 and $4.5 in 2008, 2007 and 2006, respectively, as well as the impact of foreign currency.
(2)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.
(3)	Decrease is primarily a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $94.6 and a result of utilization of tax loss and tax credit carryforwards.
(4)	Increase in allowance related to tax benefit on exchange losses/(gains) on U.S. dollar-denominated investments in foreign subsidiaries recorded directly through equity.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 46 consecutive years.

Market Price of Common Stock

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$80.98	$73.50	$68.87	$65.10
June 30	78.89	68.21	68.15	64.44
September 30	79.99	68.56	71.62	64.91
December 31	76.76	54.77	80.64	71.38
Year-end Closing Price	$68.54		$77.96

Dividends Paid Per Common Share

Quarter Ended	2008	2007
March 31	$0.36	$0.32
June 30	0.40	0.36
September 30	0.40	0.36
December 31	0.40	0.36

Total	$1.56	$1.40

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on the Colgate-Palmolive common stock against the S&P Composite-500 Stock Index and a peer company index for a twenty-year period, ten-year period and a five-year period each ending December 31, 2008. The companies included in the peer company index are consumer products companies that have both domestic and international businesses. These companies are: Avon Products, Inc., The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company and Unilever (N.V. and plc).

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

These performance graphs do not constitute soliciting material, are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates these performance graphs by reference therein.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2008		2007		2006		2005		2004		2003	2002	2001	2000	1999
Continuing Operations
Net sales(1)	$15,329.9		$13,789.7		$12,237.7		$11,396.9		$10,584.2		$9,903.4	$9,294.3	$9,084.3	$9,004.4	$8,801.5
Results of operations:
Net income	1,957.2	(2)	1,737.4	(3)	1,353.4	(4)	1,351.4	(5)	1,327.1	(6)	1,421.3	1,288.3	1,146.6	1,063.8	937.3
Per share, basic	3.81	(2)	3.35	(3)	2.57	(4)	2.54	(5)	2.45	(6)	2.60	2.33	2.02	1.81	1.57
Per share, diluted	3.66	(2)	3.20	(3)	2.46	(4)	2.43	(5)	2.33	(6)	2.46	2.19	1.89	1.70	1.47
Depreciation and amortization expense	347.6		333.9		328.7		329.3		327.8		315.5	296.5	336.2	337.8	340.2

Financial Position
Current ratio	1.3		1.1		1.0		1.0		1.0		1.0	1.0	1.0	1.0	1.0
Property, plant and equipment, net	3,119.5		3,015.2		2,696.1		2,544.1		2,647.7		2,542.2	2,491.3	2,513.5	2,528.3	2,551.1
Capital expenditures	683.5		583.1		476.4		389.2		348.1		302.1	343.7	340.2	366.6	372.8
Total assets	9,979.3		10,112.0		9,138.0		8,507.1		8,672.9		7,478.8	7,087.2	6,984.8	7,252.3	7,423.1
Long-term debt	3,585.3		3,221.9		2,720.4		2,918.0		3,089.5		2,684.9	3,210.8	2,812.0	2,536.9	2,243.3
Shareholders’ equity	1,922.1		2,286.2		1,410.9		1,350.1		1,245.4		887.1	350.3	846.4	1,468.1	1,833.7

Share and Other
Book value per common share	3.85		4.53		2.81		2.67		2.43		1.71	0.69	1.54	2.57	3.14
Cash dividends declared and paid per common share	1.56		1.40		1.25		1.11		0.96		0.90	0.72	0.675	0.63	0.59
Closing price	68.54		77.96		65.24		54.85		51.16		50.05	52.43	57.75	64.55	65.00
Number of common shares outstanding (in millions)	501.4		509.0		512.7		516.2		526.6		533.7	536.0	550.7	566.7	578.9
Number of common shareholders of record	31,400		32,200		33,400		35,000		36,500		37,700	38,800	40,900	42,300	44,600
Average number of employees	36,600		36,000		34,700		35,800		36,000		36,600	37,700	38,500	38,300	37,200

(1)

Net sales amounts for 2001 and prior years have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.

(2)	Net income and earnings per share in 2008 include $112.4 of aftertax charges associated with the 2004 Restructuring Program.
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

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2008

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Current Report on Form 8-K filed on June 7, 2007, File No. 1-644.)

4-B	a)	Indenture, dated as of November 15, 1992, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York) as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)*

	b)	Colgate-Palmolive Company Employee Stock Ownership Trust Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644.)

	c)	Form of 4.75% Notes Due 2014 of Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 99(B) to its Registration Statement on Form 8-A filed on June 8, 2007, File No. 1-644.)

10-A	a)	Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-A (a) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	b)	Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)

	c)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Incentive Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-B	a)	Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-B (a) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	b)	Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan Trust, dated August 2, 1990. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	c)	Amendment, dated as of October 29, 2007, to the Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employee Trust. (Registrant hereby incorporates by reference Exhibit 10-B (c) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-C	a)	Colgate-Palmolive Company Executive Severance Plan, as amended and restated as of June 7, 2007. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on June 7, 2007, File No. 1-644.)

Exhibit No.		Description
	b)	Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)

	c)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-D		Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644.)

10-E		Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-D to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-F		Colgate-Palmolive Company Stock Plan for Non-Employee Directors, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-E to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-G	a)	Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment, dated as of September 12, 2007, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-H		Colgate-Palmolive Company Deferred Compensation Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-G to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-I		Colgate-Palmolive Company Above and Beyond Plan – Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644.)

10-J	a)	Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-L to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan, as amended. (Registrant hereby incorporates by reference Exhibit 10-J (c) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	d)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-K to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

Exhibit No.		Description

10-K	a)	U.S. $1,500,000,000 Five Year Credit Agreement dated as of November 3, 2005, among Colgate-Palmolive Company as Borrower, the Banks named therein as Banks, Bank of America, N.A., BNP Paribas, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A. as Co-Syndication Agents, Citibank, N.A. as Administrative Agent and Citigroup Global Markets Inc. as Arranger. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-644.)

	b)	Assumption Agreement dated August 13, 2008, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and Banco Bilao Vizcaya Argentaria, S.A. (Registrant hereby incorporates by reference Exhibit 10-M (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-644.)

	c)	Assumption Agreement dated August 13, 2008, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and The Northern Trust Company. (Registrant hereby incorporates by reference Exhibit 10-M (c) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-644.)

10-L	a)	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

	b)	Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

	c)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (c) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	d)	Action, dated as of October 29, 2007, taken pursuant to the Colgate-Palmolive Company 2005 Employee Stock Option Plan and Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-M		Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-H to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-N		Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-O		Share Purchase Agreement by and among Colgate-Palmolive Company, as purchaser, and the Sellers party thereto regarding GABA Holding AG, dated December 18, 2003. (Registrant hereby incorporates by reference Exhibit 99.1 to its Current Report on Form 8-K dated June 16, 2004, File No. 1-644.)

10-P		Form of Stock Incentive Agreement used in connection with grants to employees under the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-O to its Current Report on Form 8-K dated September 8, 2004, File No. 1-644.)
10-Q		Form of Restricted Stock Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company Executive Incentive Compensation Plan, amended and restated as of March 11, 1999. (Registrant hereby incorporates by reference Exhibit 10-R to its Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-644.)

Exhibit No.		Description

10-R	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to non-employee directors under the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-S (d) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	e)	Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-J to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

10-S	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

	b)	Form of Award Agreement used in connection with grants to employees under the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K dated May 4, 2005, File No. 1-644.)

	c)	Amendment, dated as of September 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-644.)

	d)	Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-T (d) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

	e)	Action, dated as of October 29, 2007, taken pursuant to the Colgate-Palmolive Company 2005 Employee Stock Option Plan and Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-I to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)

	f)	Amendment, dated as of February 26, 2009, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan.**

10-T		Retirement Agreement, dated as of February 21, 2007, between Colgate-Palmolive Company and Javier G. Teruel. (Registrant hereby incorporates by reference Exhibit 10-V to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.)

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.**

21	Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm.**

24	Powers of Attorney.**

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32	Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

*	Registrant hereby undertakes upon request to furnish the Commission with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
**	Filed herewith.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company

Office of the Secretary (10-K Exhibits)

300 Park Avenue

New York, New York 10022-7499