Form 10-Q
period 2009-03-31
COLGATE PALMOLIVE CO
filed 2009-04-30
CIK 21665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	499,564,795	March 31, 2009

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008 (A)
Net sales	$3,502.8	$3,713.0
Cost of sales	1,490.4	1,613.2

Gross profit	2,012.4	2,099.8
Selling, general and administrative expenses	1,185.7	1,348.9
Other (income) expense, net	15.3	5.2

Operating profit	811.4	745.7
Interest expense, net	21.2	33.7

Income before income taxes	790.2	712.0
Provision for income taxes	253.7	223.5

Net income including noncontrolling interests	536.5	488.5
Less: Net income attributable to noncontrolling interests	28.6	22.0

Net income	$507.9	$466.5

Earnings per common share, basic	$1.00	$0.90

Earnings per common share, diluted	$0.97	$0.86

Dividends declared per common share*	$0.84	$0.76

*	Two dividends were declared in each period.

(A)	Prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of SFAS 160. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

(Unaudited)

	March 31, 2009	December 31, 2008 (A)
Assets
Current Assets
Cash and cash equivalents	$702.2	$554.9
Receivables (net of allowances of $46.3 and $47.4, respectively)	1,565.4	1,591.9
Inventories	1,199.4	1,197.1
Other current assets	349.9	366.1

Total current assets	3,816.9	3,710.0
Property, plant and equipment:
Cost	5,882.1	5,937.1
Less: Accumulated depreciation	(2,827.4)	(2,817.6)

	3,054.7	3,119.5
Goodwill, net	2,092.5	2,152.0
Other intangible assets, net	810.5	833.5
Other assets	158.7	164.3

Total assets	$9,933.3	$9,979.3

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$110.7	$107.2
Current portion of long-term debt	55.8	91.0
Accounts payable	959.0	1,061.4
Accrued income taxes	365.0	272.4
Other accruals	1,565.6	1,421.3

Total current liabilities	3,056.1	2,953.3
Long-term debt	3,490.5	3,585.3
Deferred income taxes	140.9	81.9
Other liabilities	1,306.9	1,315.5
Shareholders’ Equity
Preference stock	175.9	181.0
Common stock	732.9	732.9
Additional paid-in capital	1,606.0	1,609.7
Retained earnings	11,844.5	11,759.5
Accumulated other comprehensive income (loss)	(2,566.1)	(2,477.3)

	11,793.2	11,805.8
Unearned compensation	(166.4)	(187.0)
Treasury stock, at cost	(9,833.4)	(9,696.7)

Total Colgate-Palmolive Company shareholders’ equity	1,793.4	1,922.1
Noncontrolling interests	145.5	121.2

Total shareholders’ equity	1,938.9	2,043.3

Total liabilities and shareholders’ equity	$9,933.3	$9,979.3

(A)	Prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of SFAS 160. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$507.9	$466.5
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(6.6)	(9.6)
Depreciation and amortization	81.9	88.6
Stock-based compensation expense	38.5	27.1
Deferred income taxes	54.4	24.0
Cash effects of changes in:
Receivables	(14.9)	(52.1)
Inventories	(33.8)	(88.7)
Accounts payable and other accruals	2.8	106.4
Other non-current assets and liabilities	60.0	7.7

Net cash provided by operations	690.2	569.9
Investing Activities
Capital expenditures	(73.2)	(85.3)
Sale of property and non-core product lines	3.6	12.8
Sales (purchases) of marketable securities and investments	(12.4)	9.0
Other	0.4	(0.4)

Net cash used in investing activities	(81.6)	(63.9)
Financing Activities
Principal payments on debt	(771.4)	(1,222.4)
Proceeds from issuance of debt	710.5	1,336.6
Dividends paid	(202.7)	(185.6)
Purchases of treasury shares	(201.9)	(306.2)
Proceeds from exercise of stock options and excess tax benefits	10.4	78.1

Net cash used in financing activities	(455.1)	(299.5)
Effect of exchange rate changes on Cash and cash equivalents	(6.2)	6.9

Net increase (decrease) in Cash and cash equivalents	147.3	213.4
Cash and cash equivalents at beginning of period	554.9	428.7

Cash and cash equivalents at end of period	$702.2	$642.1

Supplemental Cash Flow Information
Income taxes paid	$102.3	$109.2

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted Financial Accounting Standards Board (FASB) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160), on January 1, 2009. To conform to the current year’s presentation, net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries has been reclassified from Other (income) expense, net to a new line below Operating profit called Net income attributable to noncontrolling interests. The reclassification had no effect on Net income or Earnings per common share. Additionally, prior period balances of accumulated undistributed earnings relating to noncontrolling interests in less-than-wholly owned subsidiaries have been reclassified from Other liabilities to a component of shareholders’ equity. For further information regarding the impact of these reclassifications on segments, refer to Note 10.

Reference is made to the Annual Report on Form 10-K of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) filed with the Securities and Exchange Commission for the year ended December 31, 2008 for a complete set of financial notes including the Company’s significant accounting policies.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires an employer to disclose information on the investment policies and strategies as well as on the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. FSP FAS 132(R)-1 will be effective for the Company’s financial statements as of December 31, 2009 and will have no impact on the Company’s financial position or results of operations.

4.	Inventories

Inventories by major class are as follows:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$279.9	$297.0
Work-in-process	46.3	41.5
Finished goods	873.2	858.6

Total Inventories	$1,199.4	$1,197.1

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net income	$507.9	$466.5
Other comprehensive income (loss)
Foreign currency translation adjustments	(111.3)	94.3
Unrecognized pension and other retiree benefit cost adjustments	10.9	5.2
Gains (losses) on cash flow hedges	11.6	(16.2)
Other	—	0.6

Total comprehensive income	$419.1	$550.4

Accumulated other comprehensive income/(loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

6.	Earnings Per Share

	Three Months Ended
	March 31, 2009			March 31, 2008
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$507.9			$466.5
Preferred dividends	(7.5)			(7.2)

Basic EPS	500.4	500.7	$1.00	459.3	509.0	$0.90

Stock options and restricted stock		3.6			6.9
Convertible preference stock	7.5	21.9		7.2	23.6

Diluted EPS	$507.9	526.2	$0.97	$466.5	539.5	$0.86

7.	Restructuring and Related Implementation Charges

The Company’s previously announced four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred in the first quarter of 2009. The restructuring accrual decreased from $32.7 at December 31, 2008 to $25.0 at March 31, 2009 primarily due to cash payments for termination benefits, exit activities and the implementation of new strategies.

For the three months ended March 31, 2008 restructuring and implementation-related charges are reflected in the income statement as follows:

Cost of sales	$25.9
Selling, general and administrative expenses	13.2
Other (income) expense, net	(0.7)

Total 2004 Restructuring Program charges, pretax	$38.4

Total 2004 Restructuring Program charges, aftertax	$21.2

Restructuring and implementation-related charges in the preceding table were recorded in the Corporate segment as these decisions were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance. Charges for the three months ended March 31, 2008 related to the 2004 Restructuring Program were as follows:

North America (31%), Europe/South Pacific (28%), Latin America (1%), Greater Asia/Africa (1%), Hill’s (13%) and Corporate (26%).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three months ended March 31, 2009 and 2008 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$11.3	$10.0	$3.8	$4.6	$3.3	$2.7
Interest cost	24.2	23.5	8.1	9.4	8.9	9.0
Annual ESOP allocation	—	—	—	—	(2.0)	(2.4)
Expected return on plan assets	(22.7)	(28.5)	(5.2)	(7.3)	(0.5)	(0.7)
Amortization of transition & prior service costs (credits)	1.0	0.9	0.4	0.2	(0.1)	—
Amortization of actuarial loss	11.6	1.3	1.3	0.9	3.3	2.3

Net periodic benefit cost	$25.4	$7.2	$8.4	$7.8	$12.9	$10.9

9.	Contingencies

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

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from the IRS examination did not have a material impact on the financial position, results of operations or cash flows of the Company. Estimated incremental tax payments related to potential disallowances for subsequent periods are insignificant.

In May 2006, one of the Company’s subsidiaries received an assessment from the Mexican tax authorities totaling approximately $551, at the current exchange rate, including interest and penalties, challenging Value Added Tax (VAT) credits claimed in the subsidiary’s 2000 and 2001 VAT returns. On October 1, 2008, the Mexican tax authorities issued an administrative resolution holding the assessment of the VAT together with interest and penalties to be invalid as a matter of law, and as such, have withdrawn the assessment. Although it is unlikely, this resolution can be challenged by the Mexican tax authorities within 5 years of its issuance.

In December 2006, another subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $152, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $555, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. The Company believes, based on the advice of outside counsel, that its income tax filings are in full

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

compliance with the written advance ruling and applicable tax law and regulations. However, the Company has entered into settlement discussions with the Mexican tax authorities regarding this income tax matter. If such discussions are not resolved to the agreement of both the Company and the U.S. tax authorities under the mutual agreement procedure contemplated under the income tax treaty between Mexico and the United States, the Company intends to vigorously challenge the assessments in the Mexican court system. Although there can be no assurances, the Company believes, based on the advice of outside counsel, that ultimately it will prevail and that the transfer pricing dispute will not result in a material financial exposure to the Company.

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $113 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. Certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $98. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $51 at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include restructuring and related implementation costs, stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.

The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160), on January 1, 2009. To conform to the current year’s presentation, Net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries of $22.0 for the three months ended March 31, 2008, which was previously deducted from Greater Asia/Africa Operating profit, has been reclassified to a new line below Operating profit.

Net sales and Operating profit by segment were as follows:

	Three Months Ended March 31,
	2009	2008
Net sales
Oral, Personal and Home Care
North America	$729.7	$709.5
Latin America	911.0	945.5
Europe/South Pacific	719.1	900.0
Greater Asia/Africa	636.6	654.8

Total Oral, Personal and Home Care	2,996.4	3,209.8
Pet Nutrition	506.4	503.2

Total Net sales	$3,502.8	$3,713.0

Operating profit
Oral, Personal and Home Care
North America	$191.6	$164.1
Latin America	306.2	280.0
Europe/South Pacific	143.1	192.4
Greater Asia/Africa	151.6	127.7

Total Oral, Personal and Home Care	792.5	764.2
Pet Nutrition	131.7	127.4
Corporate	(112.8)	(145.9)

Total Operating profit	$811.4	$745.7

11.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. The Company is exposed to credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with highly rated diverse counterparties.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

Derivative Instruments

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). Foreign currency contracts consist of forward and swap contracts utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities created in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts are valued using observable forward rates (Level 2 valuation). Commodity contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 18 months.

It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective. Hedge ineffectiveness, if any, is not material for any period presented.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as certain instruments not so designated. The following table discloses certain balance sheet information as of March 31, 2009 for both types of derivative instruments:

	Asset Derivatives		Liability Derivatives
	Account	Fair Value	Account	Fair Value
Designated derivative instruments
Interest rate swap contracts	Other assets	$20.9	Other liabilities	$—
Foreign currency contracts	Other current assets	12.4	Other accruals	(21.7)
Commodity contracts	Other current assets	—	Other accruals	(4.1)

Total designated derivative instruments		$33.3		$(25.8)

Derivatives not designated
Foreign currency contracts	Other current assets	$33.1	Other accruals	$—

Total derivatives not designated		$33.1		$—

Total		$66.4		$(25.8)

Derivatives not designated as hedging instruments consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit. The total net gain on this instrument recognized in Other (income) expense, net for the three-month period ended March 31, 2009 was $1.4, which offsets the $1.4 net loss also recognized in Other (income) expense, net on the underlying deposit. The notional value of this item was $119.1 at March 31, 2009.

Cash flow hedges

As of March 31, 2009, all of the Company’s commodity contracts, with a notional value of $23.4, as well as certain foreign currency forward contracts with a notional value of $216.6, have been designated as cash flow hedges. For these instruments, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Activity related to cash flow hedges recorded during the three-month period ended March 31, 2009 was as follows:

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)

(Unaudited)

	Gain (Loss)
Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income
Foreign currency contracts	$11.2	$2.6	Cost of sales
Commodity contracts	(1.6)	(4.6)	Cost of sales

	$9.6	$(2.0)

*	The net gain recognized in Other comprehensive income (OCI) is expected to be recognized in earnings within the next twelve months.

Fair value hedges

As of March 31, 2009, the Company has designated all interest rate swap contracts, with a notional value of $270.0, as well as certain foreign currency forward contracts with a notional value of $763.1, as fair value hedges, for which the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in current earnings. Activity related to fair value hedges recorded during the three-month period ended March 31, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement
Foreign currency contracts	$18.7	$(18.7)	Selling, general and administrative expenses
Interest rate swap contracts	2.5	(2.5)	Interest expense, net

	$21.2	$(21.2)

Net investment hedges

As of March 31, 2009, the Company has designated certain foreign currency forward contracts with a notional value of $24.3, as well as certain foreign currency-denominated debt with a notional value of $642.0, as net investment hedges. For the three-month period ended March 31, 2009, $42.1 of net gains were recorded in OCI to offset the changes in the values of the net investments being hedged.

Other Financial Instruments

As of March 31, 2009, marketable securities of $24.7 are included within Other current assets in the Condensed Consolidated Balance Sheet and generally consist of bank deposits with original maturities greater than 90 days (Level 1 valuation). The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2009. The estimated fair value of the Company’s long-term debt, including current portion, as of March 31, 2009 was $3,833.4 and the related carrying value was $3,546.3.

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

On an on-going basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), organic sales growth, gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, as well as the Company’s corporate governance practices (including the Company’s Code of Conduct), are used to ensure that business health and strong internal controls are maintained.

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

The Company operates in a highly competitive global marketplace and looking forward, expects global macroeconomic and market conditions to remain highly challenging. As previously disclosed in Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions, movements in commodity prices and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. Exchange control limitations or a significant devaluation in Venezuela (5% of Net sales) could adversely impact future results.

The benefits of recently easing commodity and oil prices have begun to flow through in 2009 and should build as the year goes on. It’s the Company’s belief that this, coupled with the higher pricing and our ongoing aggressive savings programs, should offset the expected impact of the stronger dollar during the year. The extent to which the Company is able to offset the effect of the strengthened U.S. dollar will be impacted by the sustainability of benefits from recent commodity cost declines and the Company’s ability to successfully implement selling price increases and cost-savings initiatives. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, customers and consumers which could, in turn, have an adverse impact on our business.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The recent finalization of the 2004 Restructuring Program should enhance our ability to compete successfully in the current environment. As a result of the 2004 Restructuring Program, the Company streamlined its global supply chain, reallocated resources to enhance its sales, marketing and new product organizations in high-potential developing countries and other key markets and consolidated these organizations in certain mature markets. Savings are estimated to be in the range of $475 to $500 pretax ($350 to $375 aftertax) annually, substantially all of which will increase future cash flows. The savings and benefits from the 2004 Restructuring Program, along with the Company’s other on-going cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and markets, new product development, while also supporting an increased level of profitability.

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

Results of Operations

Worldwide Net sales were $3,502.8 in the first quarter of 2009, down 5.5% from the first quarter of 2008 as net selling price increases of 8.0% were more than offset by volume declines of 0.5% and a negative foreign exchange impact of 13.0%. The 2008 divestments of a non-core brand in Germany and the fabric care business in Senegal reduced sales growth for the first quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of these divestments, Net sales decreased 5.0% on flat volumes. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 8.0% in the first quarter of 2009.

Net sales in the Oral, Personal and Home Care segment were $2,996.4 in the first quarter of 2009, down 6.5% from the first quarter of 2008 as volume growth of 0.5% and net selling price increases of 7.0% were more than offset by a negative foreign exchange impact of 14.0%. Excluding the 0.5% impact of the above-described divestments, Net sales decreased 6.0% on volume growth of 1.0%. Organic sales grew 8.0% in the first quarter of 2009.

Net sales in North America increased 3.0% in the first quarter of 2009 to $729.7 as volume growth of 2.0% and net selling price increases of 3.0% were partially offset by a negative foreign exchange impact of 2.0%. Organic sales grew 5.0% in the first quarter of 2009. Products contributing to the growth in oral care included Colgate Max Fresh with Mouthwash Beads, Colgate Sensitive and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° Deep Clean, Colgate Max Fresh and Colgate Max White manual toothbrushes, Colgate 360° Sonic Power battery toothbrush and the new Colgate Wisp mini-brush. Successful new products in other categories contributing to growth included Softsoap Body Butter Apricot Scrub and Irish Spring Hair and Body and Cool Relief body washes, Softsoap Ensembles liquid hand soap, and Palmolive Pure + Clear and Ajax Lime with Bleach Alternative dish liquids. Operating profit in North America increased 17% in the first quarter of 2009 to $191.6, reflecting increased sales and moderating raw and packaging material costs, which more than offset increased advertising.

Net sales in Latin America decreased 3.5% in the first quarter of 2009 to $911.0 as volume growth of 1.5% and net selling price increases of 15.5% were more than offset by a negative foreign exchange impact of 20.5%. Organic sales grew 17.0% in the first quarter of 2009. Volume gains were led by Brazil, Venezuela, Colombia and Argentina. Products contributing to the growth in oral care included Colgate Total Professional Clean, Colgate Total Professional Sensitive and Colgate Max Fresh Night toothpastes, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes, and Colgate Plax Whitening and Colgate Plax Ice mouthwashes. Products contributing to growth in other categories included Palmolive bar soap and shower gel with ingredients from the Amazon, Protex Aloe bar soap, Lady Speed Stick Aloe Defense multi-form deodorants, Palmolive Caprice shampoo and Suavitel Magic Moments fabric conditioner. Operating profit in Latin America increased 9% to $306.2, reflecting higher pricing, a continued focus on cost-savings programs and lower advertising, partially offset by the negative impact of foreign exchange and higher raw and packaging material costs.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Europe/South Pacific decreased 20.0% in the first quarter of 2009 to $719.1 as net selling price increases of 1.5% were more than offset by 4.0% volume declines and a 17.5% negative impact of foreign exchange. The 2008 divestment of a non-core brand in Germany reduced sales growth for the first quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of this divestment, Net sales decreased 19.5% on volume declines of 3.5%. Organic sales decreased 2.0% in the first quarter of 2009. Volume gains in Australia, Romania, Czech Republic and Greece were more than offset by volume declines in France, Italy, Iberia, the United Kingdom and the GABA business. Successful products in oral care included Colgate Max Fresh, Colgate Max

White, Colgate Total Advanced Clean and Colgate Sensitive Enamel Protect toothpastes, Colgate 360° Deep Clean, Colgate Max Fresh and Colgate Max White manual toothbrushes, Colgate 360° Sonic Power battery toothbrush, Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinse. Successful products in other categories included Ajax Professional bucket dilutable and Ajax Professional glass cleaners, Lady Speed Stick Aloe spray deodorant and Soupline Magic Moments fabric conditioner. Operating profit in Europe/South Pacific decreased 26% to $143.1, reflecting higher raw and packaging material costs and the negative impact of foreign exchange, partially offset by lower advertising.

Net sales in Greater Asia/Africa decreased 3.0% in the first quarter of 2009 to $636.6 as volume growth of 3.5% and net selling price increases of 7.5% were more than offset by a negative foreign exchange impact of 14.0%. The 2008 divestment of the fabric care business in Senegal reduced sales growth for the first quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of this divestment, Net sales decreased 2.5% on volume growth of 4.0%. Organic sales increased 11.5% in the first quarter of 2009. Volume gains were led by India, Russia, Philippines, Vietnam, Turkey, South Africa, the Gulf States/Saudi Arabia region and the Greater China region. Successful new products driving the oral care growth included Colgate Total Professional Clean, Colgate Max White, Colgate Sensitive Enamel Protect and Darlie Sensitive Gum Protection toothpastes, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes and Colgate Plax Overnight Herbal Sensations mouthwash. New products contributing to growth in other categories included Palmolive Papaya Yogurt shower gel, bar soap and liquid hand soap, Protex Aloe and Protex Icy Cool shower creams and bar soaps and Lady Speed Stick Clinical deodorant. Operating profit in Greater Asia/Africa increased 19% to $151.6, reflecting higher pricing, a continued focus on cost-savings programs and lower advertising, partially offset by higher raw and packaging material costs and the negative impact of foreign exchange.

Net sales for Hill’s Pet Nutrition increased 0.5% in the first quarter of 2009 to $506.4 as net selling price increases of 14.0% were partially offset by 7.0% volume declines and a negative foreign exchange impact of 6.5%. Organic sales grew 7.0% in the first quarter of 2009. Volume growth in Russia, Germany, Turkey, the Benelux countries and Austria was more than offset by volume declines in the United States, France, Switzerland, the United Kingdom and Canada. Successful products within the U.S. specialty pet channel included Science Diet Nature’s Best Canine and Feline, Science Diet Mature Adult Canine, Science Diet Culinary Creations Feline and the relaunch of Science Diet Puppy and Kitten dry foods with improved formulas. Prescription Diet j/d Canine contributed to sales in the U.S. veterinary channel. Successful new products contributing to international sales included Science Plan Nature’s Best Canine and Feline in Europe and the relaunch of Science Diet Puppy and Kitten foods in Japan. Operating profit increased 3% to $131.7, reflecting higher pricing partially offset by higher raw and packaging material costs.

Operating profit (loss) related to Corporate decreased to ($112.8) in the first quarter of 2009 from ($145.9) in the comparable 2008 period. There were no charges related to the 2004 Restructuring Program in the first quarter of 2009. Restructuring charges amounted to $38.4 in the first quarter of 2008.

For a table summarizing segment Net sales and Operating profit, please refer to Note 10, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

Restructuring and implementation-related charges for the three months ended March 31, 2008 are reflected in the following income statement categories:

Cost of sales	$25.9
Selling, general and administrative expenses	13.2
Other (income) expense, net	(0.7)

Total 2004 Restructuring Program charges, pretax	$38.4

Total 2004 Restructuring Program charges, aftertax	$21.2

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 7, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide Gross profit margin increased to 57.5% in the first quarter of 2009 from 56.6% in the first quarter of 2008. Restructuring and implementation-related charges incurred under the 2004 Restructuring Program included in Cost of sales for the first quarter of 2008 were $25.9, which lowered the reported Gross profit margin by 70 basis points (bps) in the first quarter of 2008. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 57.3% in the first quarter of 2008. On this basis, the increase in 2009 reflects higher pricing and a continued focus on cost-savings programs, partially offset by higher raw and packaging material costs.

Selling, general and administrative expenses as a percentage of Net sales decreased to 33.9% in the first quarter of 2009 from 36.3% in 2008. The 240 bps decrease in the first three months of 2009 was driven primarily by lower advertising, lower charges related to the 2004 Restructuring Program and a continued focus on cost-savings programs. In the first quarter of 2009, advertising decreased 23% to $317.1 as compared with $414.1 in 2008 due to lower media rates in many parts of the world and reduced levels of spending. In the first quarter of 2009, there were no restructuring charges. Restructuring charges included in Selling, general and administrative expenses in the first quarter of 2008 were $13.2.

Other (income) expense, net amounted to $15.3 in the first quarter of 2009 as compared with $5.2 in the first quarter of 2008. Other (income) expense, net for the first quarter of 2009 includes a $10.1 provision in Corporate related to legal and environmental costs.

Operating profit increased 9% to $811.4 in the first quarter of 2009 from $745.7 in 2008, benefiting from a decrease in restructuring charges compared to the first quarter of 2008. Restructuring charges were $38.4 for the first quarter of 2008.

Interest expense, net decreased to $21.2 in the first quarter of 2009, as compared with $33.7 in the comparable period of 2008, due to lower average interest rates and lower debt.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.1%, which is consistent with the first quarter 2008. The tax rate for the first quarter of 2008 of 31.4% includes the impact of the Company’s 2004 Restructuring Program (70 bps).

Net income for the first quarter of 2009 increased to $507.9 from $466.5 in the comparable 2008 period, and earnings per common share on a diluted basis increased to $0.97 per share compared with $0.86 per share in the comparable 2008 period. Net income for the first three months of 2008 included $21.2 ($0.04 per share) of charges related to the Company’s 2004 Restructuring Program.

Non-GAAP Financial Measures

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors as they allow comparisons of Net sales and volume growth from on-going operations. This quarterly report on Form 10-Q also discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments.

Worldwide Gross profit margin is discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impact of the 2004 Restructuring Program (non-GAAP). Management believes this non-GAAP financial measure provides useful supplemental information to investors regarding the underlying business trends and performance of the Company’s on-going operations and is useful for period-over-period comparisons of such operations. The Company uses the above financial measures internally in its budgeting process and as a factor in determining compensation.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Liquidity and Capital Resources

Net cash provided by operations increased 21% to $690.2 in the first quarter of 2009, compared with $569.9 in the comparable period of 2008. The increase in 2009 reflects the Company’s improved profitability and lower spending related to the 2004 Restructuring Program, partially offset by increased working capital. Overall, working capital increased to 1.4% of sales for the first quarter of 2009 as compared with 0.8% of sales for the first quarter of 2008. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

With the finalization of the 2004 Restructuring Program, cash spending decreased $41.4 in the first quarter of 2009 relative to the comparable period of 2008. Substantially all of the restructuring accrual at March 31, 2009 will be paid out before year end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $81.6 in the first quarter of 2009, compared with $63.9 in the comparable period of 2008 due to higher purchases of marketable securities in 2009 and lower proceeds from the sale of property and non-core product lines. Investing activities for the first quarter of 2008 include $12.8 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program. Capital spending decreased in the first quarter of 2009 to $73.2 from $85.3 in the comparable period of 2008 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2009 are expected to be at an annual rate of approximately 4.5% of Net sales.

Financing activities used $455.1 of cash during the first quarter of 2009 compared with $299.5 in the comparable period of 2008. This increase is primarily due to a net decrease of debt and lower proceeds from stock option exercises, partially offset by lower repurchases of common stock.

Commercial paper outstanding was $696.5 and $589.3 as of March 31, 2009 and 2008, respectively. The average daily balances outstanding for commercial paper in the first quarters of 2009 and 2008 were $1,249.1 and $1,270.0, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012. At March 31, 2009, $702.2 of such debt was classified as long-term debt. While uncertainties in the financial markets so far have not significantly affected the Company’s access to credit due to its strong credit rating, future financing could become difficult or more expensive for the Company if market conditions further deteriorate.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP) that are guaranteed by the Company and certain bank borrowings both contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2009, the Company increased the annualized common stock dividend by 10% to $1.76 per share and the annualized Series B Convertible Preference Stock dividend to $14.08 per share effective in the second quarter of 2009. On January 30, 2008, the Board of Directors approved a new stock repurchase program (the 2008 Program) that authorizes the Company to purchase up to 30 million common shares.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses, the current global credit crisis and economic downturn, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws, availability and cost of raw and packaging materials and changes in the policies of retail trade customers. For information about certain factors that could cause such differences, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Note 13 to the Consolidated Financial Statements included therein and Note 9 to the Condensed Consolidated Financial Statements contained in this Quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2008, the Company’s Board of Directors authorized a share repurchase program (the 2008 Program), which authorizes the repurchase of up to 30 million shares of the Company’s common stock. The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2009	492,161	$65.84	365,000	16,045,000
February 1 through 28, 2009	1,475,314	$62.38	1,126,868	14,918,132
March 1 through 31, 2009	1,240,444	$58.08	1,110,000	13,808,132

Total	3,207,919	$61.25	2,601,868

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)

The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 606,051 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

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

COLGATE-PALMOLIVE COMPANY (Registrant) Principal Executive Officer:

April 30, 2009	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer Principal Financial Officer:

April 30, 2009	/s/ Stephen C. Patrick
Stephen C. Patrick Chief Financial Officer Principal Accounting Officer:

April 30, 2009	/s/ Dennis J. Hickey
Dennis J. Hickey Vice President and Corporate Controller