Form 10-Q
period 2009-06-30
COLGATE PALMOLIVE CO
filed 2009-07-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to ____________.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	498,427,355	June 30, 2009

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008(A)	2009	2008(A)

Net sales	$3,745.0	$3,964.8	$7,247.8	$7,677.8
Cost of sales	1,543.8	1,725.0	3,034.2	3,338.2
Gross profit	2,201.2	2,239.8	4,213.6	4,339.6
Selling, general and administrative expenses	1,295.7	1,422.7	2,481.4	2,771.6
Other (income) expense, net	18.4	28.7	33.7	33.9
Operating profit	887.1	788.4	1,698.5	1,534.1
Interest expense, net	21.5	25.4	42.7	59.1
Income before income taxes	865.6	763.0	1,655.8	1,475.0
Provision for income taxes	277.8	247.8	531.5	471.3
Net income including noncontrolling interests	587.8	515.2	1,124.3	1,003.7
Less: Net income attributable to noncontrolling interests	26.2	21.4	54.8	43.4
Net income	$561.6	$493.8	$1,069.5	$960.3

Earnings per common share, basic	$1.11	$0.96	$2.11	$1.86

Earnings per common share, diluted	$1.07	$0.92	$2.04	$1.78

Dividends declared per common share*	$-	$-	$0.84	$0.76
__________
*	Two dividends were declared in the first quarter of 2009 and 2008.

(A)
Prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of SFAS 160.  See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	June 30, 2009	December 31, 2008(A)
Assets
Current Assets
Cash and cash equivalents	$896.0	$554.9
Receivables (net of allowances of $49.8 and $47.4, respectively)	1,727.8	1,591.9
Inventories	1,223.8	1,197.1
Other current assets	370.2	366.1
Total current assets	4,217.8	3,710.0
Property, plant and equipment:
Cost	6,251.6	5,937.1
Less: Accumulated depreciation	(3,006.2)	(2,817.6)
	3,245.4	3,119.5
Goodwill, net	2,209.1	2,152.0
Other intangible assets, net	818.2	833.5
Other assets	239.6	164.3
Total assets	$10,730.1	$9,979.3

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$86.5	$107.2
Current portion of long-term debt	347.4	91.0
Accounts payable	1,038.0	1,061.4
Accrued income taxes	254.5	272.4
Other accruals	1,513.8	1,421.3
Total current liabilities	3,240.2	2,953.3

Long-term debt	3,367.9	3,585.3
Deferred income taxes	127.9	81.9
Other liabilities	1,295.1	1,315.5

Shareholders’ Equity
Preference stock	173.9	181.0
Common stock	732.9	732.9
Additional paid-in capital	1,643.8	1,609.7
Retained earnings	12,392.4	11,759.5
Accumulated other comprehensive income (loss)	(2,277.7)	(2,477.3)
	12,665.3	11,805.8
Unearned compensation	(160.9)	(187.0)
Treasury stock, at cost	(9,964.1)	(9,696.7)
Total Colgate-Palmolive Company shareholders’ equity	2,540.3	1,922.1
Noncontrolling interests	158.7	121.2
Total shareholders’ equity	2,699.0	2,043.3
Total liabilities and shareholders’ equity	$10,730.1	$9,979.3

(A)
Prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of SFAS 160.  See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,

	2009	2008(A)
Operating Activities
Net income	$1,069.5	$960.3
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(9.0)	(47.1)
Depreciation and amortization	172.1	172.4
Stock-based compensation expense	55.7	42.7
Deferred income taxes	33.9	67.0
Cash effects of changes in:
Receivables	(86.1)	(132.5)
Inventories	1.8	(135.2)
Accounts payable and other accruals	(61.6)	59.8
Other non-current assets and liabilities	34.4	49.0
Net cash provided by operations	1,210.7	1,036.4

Investing Activities
Capital expenditures	(210.1)	(216.7)
Sale of property and non-core product lines	12.4	44.9
Other	(19.0)	0.8
Net cash used in investing activities	(216.7)	(171.0)

Financing Activities
Principal payments on debt	(1,514.9)	(1,380.8)
Proceeds from issuance of debt	1,607.8	1,542.9
Dividends paid	(454.1)	(409.7)
Purchases of treasury shares	(395.7)	(542.0)
Proceeds from exercise of stock options and excess tax benefits	92.1	117.1
Net cash used in financing activities	(664.8)	(672.5)

Effect of exchange rate changes on Cash and cash equivalents	11.9	1.2
Net increase in Cash and cash equivalents	341.1	194.1
Cash and cash equivalents at beginning of period	554.9	428.7
Cash and cash equivalents at end of period	$896.0	$622.8

Supplemental Cash Flow Information
Income taxes paid	$582.1	$399.0

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

Refer to the Annual Report on Form 10-K of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission, for a complete set of financial notes including the Company’s significant accounting policies.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.  There have been no material events subsequent to the balance sheet date through July 30, 2009, the filing date of this report, that would have affected these estimates.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Inventories

Inventories by major class are as follows:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$292.6	$297.0
Work-in-process	49.0	41.5
Finished goods	882.2	858.6
Total Inventories	$1,223.8	$1,197.1

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income	$561.6	$493.8	$1,069.5	$960.3
Other comprehensive income (loss)
Foreign currency translation adjustments	277.9	97.1	166.6	191.4
Unrecognized pension and other retiree benefit cost adjustments	10.8	3.3	21.7	8.5
Gains (losses) on cash flow hedges	(0.3)	17.9	11.3	1.7
Other	-	(5.3)	-	(4.7)
Total comprehensive income	$850.0	$606.8	$1,269.1	$1,157.2

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Earnings Per Share

	Three Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$561.6			$493.8
Preferred dividends	(7.3)			(6.9)
Basic EPS	554.3	500.1	$1.11	486.9	507.1	$0.96

Stock options and restricted stock		3.3			6.4
Convertible preference stock	7.3	21.5		6.9	23.1
Diluted EPS	$561.6	524.9	$1.07	$493.8	536.6	$0.92

	Six Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,069.5			$960.3
Preferred dividends	(14.8)			(14.1)
Basic EPS	1,054.7	500.8	$2.11	946.2	508.1	$1.86

Stock options and restricted stock		2.9			6.5
Convertible preference stock	14.8	21.7		14.1	23.4
Diluted EPS	$1,069.5	525.4	$2.04	$960.3	538.0	$1.78

7.	Restructuring and Related Implementation Charges

The Company’s four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred in the first half of 2009.  The restructuring accrual decreased from $32.7 at December 31, 2008 to $23.7 at June 30, 2009 primarily due to cash payments for termination benefits, exit activities and the implementation of new strategies.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and six months ended June 30, 2008 restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Cost of sales	$11.0	$36.9
Selling, general and administrative expenses	20.7	33.9
Other (income) expense, net	7.2	6.5
Total 2004 Restructuring Program charges, pretax	$38.9	$77.3
Total 2004 Restructuring Program charges, aftertax	$29.5	$50.7

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

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$11.0	$10.2	$4.0	$7.5	$3.3	$2.5
Interest cost	23.9	23.9	8.9	11.8	9.3	8.0
Annual ESOP allocation	-	-	-	-	(2.0)	(2.1)
Expected return on plan assets	(22.8)	(28.5)	(5.8)	(12.3)	(0.5)	(0.6)
Amortization of transition & prior service costs (credits)	0.9	0.9	0.1	0.3	0.1	(0.1)
Amortization of actuarial loss	11.3	1.8	1.2	0.5	3.2	2.2
Net periodic benefit cost	$24.3	$8.3	$8.4	$7.8	$13.4	$9.9

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$22.3	$20.2	$7.8	$12.1	$6.6	$5.2
Interest cost	48.1	47.4	17.0	21.2	18.2	17.0
Annual ESOP allocation	-	-	-	-	(4.0)	(4.5)
Expected return on plan assets	(45.5)	(57.0)	(11.0)	(19.6)	(1.0)	(1.3)
Amortization of transition & prior service costs (credits)	1.9	1.8	0.5	0.5	-	(0.1)
Amortization of actuarial loss	22.9	3.1	2.5	1.4	6.5	4.5
Net periodic benefit cost	$49.7	$15.5	$16.8	$15.6	$26.3	$20.8

9.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the normal course of business.

Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.
In June 2009, a Consent Decree was entered by the United States District Court for the District of New Jersey with respect to a superfund site associated with a prior acquisition, which accounted for the majority of the Company’s potential liability for environmental matters.  Substantially all of the Company’s liability with respect to that site was covered by the Company’s insurance carriers, which have made all their required payments.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In December 2006, a subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $164, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $599, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. Although the Company believes, based on the advice of outside counsel, that its income tax filings are in full compliance with the written advance ruling and applicable tax law and regulations, in June 2009, the Company entered into a settlement agreement with the Mexican tax authorities which resolves the transfer pricing disputes for the years 1999-2001, as well as any potential disputes which could arise for 2002-2007. As part of the settlement, the Mexican tax authorities withdrew the assessments of tax and interest for the years 1999-2001 and the Company made a payment of tax and interest related to the years 2002-2007. The net impact of the settlement is not material and approximates reserves previously taken by the Company for this matter.

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $134 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. Certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $60, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail either through administrative appeal or, if necessary, through further appeal in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

During the period from February 2006 to June 2009, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union, France, Germany, Greece, Italy, the Netherlands, Romania, South Africa, Spain, Switzerland and the United Kingdom. In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities, consistent with the Company’s policy to cooperate with the authorities in such matters as discussed below. The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers. At this time, a statement of objections, or claim of a violation, has been made against the Company in the Swiss, Greek and Spanish matters.  The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it is undertaking remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted in some cases to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, as necessary, take additional reserves as and when appropriate.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. In June 2009, the parties agreed to non-binding mediation in an effort to settle the case.  If this mediation is not successful, the Company and the Plan intend to contest this action vigorously.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above-noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, ongoing results of operations or cash flows.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company adopted FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160), on January 1, 2009.  To conform to the current year’s presentation, the amounts of Net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries of $21.4 and $43.4 for the three and six months ended June 30, 2008, respectively, which were previously deducted from Greater Asia/Africa Operating profit, have been reclassified to a new line below Operating profit.

Net sales and Operating profit by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Oral, Personal and Home Care
North America	$734.4	$715.1	$1,464.1	$1,424.6
Latin America	1,050.0	1,065.1	1,961.0	2,010.6
Europe/South Pacific	790.5	966.7	1,509.6	1,866.7
Greater Asia/Africa	640.2	670.4	1,276.8	1,325.2
Total Oral, Personal and Home Care	3,215.1	3,417.3	6,211.5	6,627.1
Pet Nutrition	529.9	547.5	1,036.3	1,050.7
Total Net sales	$3,745.0	$3,964.8	$7,247.8	$7,677.8

Operating profit
Oral, Personal and Home Care
North America	$199.5	$169.8	$391.1	$333.9
Latin America	334.9	294.5	641.1	574.5
Europe/South Pacific	177.2	202.1	320.3	394.5
Greater Asia/Africa	144.8	126.5	296.4	254.2
Total Oral, Personal and Home Care	856.4	792.9	1,648.9	1,557.1
Pet Nutrition	139.4	129.9	271.1	257.3
Corporate	(108.7)	(134.4)	(221.5)	(280.3)
Total Operating profit	$887.1	$788.4	$1,698.5	$1,534.1

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

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of June 30, 2009 for both types of derivative instruments:

	Asset Derivatives		Liability Derivatives
	Account	Fair Value	Account	Fair Value
Designated derivative instruments
Interest rate swap contracts	Other assets	$13.0	Other liabilities	$-
Foreign currency contracts	Other current assets	13.5	Other accruals	29.8
Commodity contracts	Other current assets	0.5	Other accruals	-
Total designated		$27.0		$29.8

Derivatives not designated
Foreign currency contracts	Other current assets	$0.7	Other accruals	$-
Total not designated		$0.7		$-

Total		$27.7		$29.8

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Derivatives not designated as hedging instruments consists of a cross-currency swap which serves as an economic hedge of a foreign currency deposit.  The cross-currency swap outstanding at the previous balance sheet date was settled during the quarter, resulting in a realized gain of $20.8. A new cross-currency swap with similar terms and an underlying foreign currency deposit was entered into during June 2009.  The net loss recognized in Other (income) expense, net related to the swaps was $11.6 and $10.2, respectively, for the three- and six-month periods ended June 30, 2009, and this loss was offset by the $11.6 and $10.2 net gain recognized in Other (income) expense, net on the underlying deposit.  The notional value of the new swap was $99.0 at June 30, 2009.

Cash flow hedges

As of June 30, 2009, all of the Company’s commodity contracts, with a notional value of $15.9 and certain foreign currency forward contracts with a notional value of $228.3, have been designated as cash flow hedges. The effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month period ended June 30, 2009 was as follows:

	Gain (Loss)
Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income

Foreign currency contracts	$(11.7)	$(5.9)	Cost of sales
Commodity contracts	2.4	(3.1)	Cost of sales
	$(9.3)	$(9.0)
__________
*The net gain (loss) recognized in Other comprehensive income (OCI) is expected to be recognized in earnings within the next twelve months.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to cash flow hedges recorded during the six-month period ended June 30, 2009 was as follows:

	Gain (Loss)
Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income

Foreign currency contracts	$(0.5)	$(3.3)	Cost of sales
Commodity contracts	0.8	(7.7)	Cost of sales
	$0.3	$(11.0)
__________
*The net gain (loss) recognized in Other comprehensive income (OCI) is expected to be recognized in earnings within the next twelve months.

Fair value hedges

As of June 30, 2009, the Company has designated all interest rate swap contracts, with a notional value of $270.0, and certain foreign currency forward contracts, with a notional value of $794.8, as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.

Activity related to fair value hedges recorded during the three-month period ended June 30, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement

Foreign currency contracts	$(8.7)	$8.7	Selling, general and administrative expenses
Interest rate swap contracts	(12.8)	12.8	Interest expense, net
	$(21.5)	$21.5

Activity related to fair value hedges recorded during the six-month period ended June 30, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement

Foreign currency contracts	$10.0	$(10.0)	Selling, general and administrative expenses
Interest rate swap contracts	(10.3)	10.3	Interest expense, net
	$(0.3)	$0.3

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net investment hedges

As of June 30, 2009, the Company has designated certain foreign currency forward contracts with a notional value of $56.7 and certain foreign currency-denominated debt with a notional value of $647.6, as net investment hedges. For the three- and six-month periods ended June 30, 2009, $36.7 of net losses and $5.4 of net gains, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.

Other Financial Instruments

As of June 30, 2009, marketable securities of $32.5 are included within Other current assets in the Condensed Consolidated Balance Sheet and generally consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).  The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2009. The estimated fair value of the Company’s long-term debt, including current portion, as of June 30, 2009 was $3,881.7 and the related carrying value was $3,715.3.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The Company operates in a highly competitive global marketplace and looking forward, expects global macroeconomic and market conditions to remain highly challenging.  As previously disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions, movements in commodity prices and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.  Exchange control limitations or a significant currency devaluation in Venezuela (5% of the Company’s Net sales) could adversely impact future results.

Easing commodity and oil prices have benefited the first half of 2009 and should continue as the year goes on.  The Company believes that this, coupled with higher pricing and ongoing aggressive savings programs, should offset the expected impact of the stronger dollar during the year.  The extent to which the Company is able to offset the effect of the strengthened U.S. dollar will be impacted by the sustainability of benefits from commodity cost declines and the Company’s ability to successfully implement selling price increases and cost-savings initiatives. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact the Company’s suppliers, customers and consumers which could, in turn, have an adverse impact on the Company’s business.

The recent finalization of the 2004 Restructuring Program should enhance the Company’s ability to compete successfully in the current environment. As a result of the 2004 Restructuring Program, the Company streamlined its global supply chain, reallocated resources to enhance its sales, marketing and new product organizations in high-potential developing countries and other key markets and consolidated these organizations in certain mature markets.  Savings are estimated to be in the range of $475 to $500 pretax ($350 to $375 aftertax) annually, substantially all of which will increase future cash flows.  The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and markets and new product development, while also supporting an increased level of profitability.

Accordingly, the Company believes it is well-prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: getting closer to the consumer, the profession and customers; effectiveness and efficiency in everything; innovation everywhere; and leadership. This focus, together with the strength of the Company’s global brand names and its broad international presence in both mature and developing markets, should position the Company well to increase shareholder value over the long-term.

Results of Operations

Worldwide Net sales were $3,745.0 in the second quarter of 2009, down 5.5% from the second quarter of 2008 as net selling price increases of 7.5% were more than offset by volume declines of 1.5% and a negative foreign exchange impact of 11.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments) grew 6.0% in the second quarter of 2009.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in the Oral, Personal and Home Care segment were $3,215.1 in the second quarter of 2009, down 6.0% from the second quarter of 2008, as relatively flat volume and net selling price increases of 7.0% were more than offset by a negative foreign exchange impact of 13.0%. The 2008 divestments of a non-core brand in Germany and of a laundry detergent brand in Turkey impacted sales growth for the second quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of these divestments, Net sales decreased 5.5% on volume growth of 0.5%. Organic sales grew 7.5% in the second quarter of 2009.

Net sales in North America increased 2.5% in the second quarter of 2009 to $734.4 as a result of volume growth of 2.5% and net selling price increases of 1.5%, partially offset by a negative foreign exchange impact of 1.5%. Organic sales grew 4.0% in the second quarter of 2009. Products contributing to the growth in oral care included Colgate Sensitive Enamel Protect, Colgate Max Fresh with Mouthwash Beads and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° Deep Clean, Colgate Max Fresh and Colgate Max White manual toothbrushes and the new Colgate Wisp mini-brush. Successful new products in other categories contributing to growth included Softsoap Body Butter Apricot Scrub and Irish Spring Hair and Body and Cool Relief body washes, Softsoap Ensembles liquid hand soap and Ajax Lime with Bleach Alternative dish liquid. Operating profit in North America increased 17% in the second quarter of 2009 to $199.5, primarily due to new products, a continued focus on cost-savings programs and lower raw and packaging material costs, which more than offset increased advertising.

Net sales in Latin America decreased 1.5% in the second quarter of 2009 to $1,050.0 as volume growth of 2.0% and net selling price increases of 14.5% were more than offset by a negative foreign exchange impact of 18.0%. Organic sales grew 16.5% in the second quarter of 2009. Volume gains were led by Brazil and Venezuela. Products contributing to the growth in oral care included Colgate Sensitive Enamel Protect, Colgate Total Professional Sensitive and Colgate Max Fresh Night toothpastes, Colgate 360° Deep Clean and Colgate Max Fresh manual toothbrushes, and Colgate Plax Whitening and Colgate Plax Complete Care mouthwashes. Products contributing to growth in other categories included Palmolive Naturals Perfect Tone and Protex Aloe bar soaps, Lady Speed Stick Professional Protection and Mennen Cool Night deodorants, and Suavitel Magic Moments fabric conditioner. Operating profit in Latin America increased 14% to $334.9, reflecting higher pricing, a continued focus on cost-savings programs and lower advertising, partially offset by the negative impact of foreign exchange.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Europe/South Pacific decreased 18.0% in the second quarter of 2009 to $790.5 as net selling price increases of 1.0% were more than offset by 3.0% volume declines and a 16.0% negative impact of foreign exchange. The 2008 divestment of a non-core brand in Germany impacted sales growth for the second quarter of 2009 by 0.5% versus the comparable period of 2008.  Excluding the impact of this divestment, Net sales decreased 17.5% on volume declines of 2.5%.  Organic sales decreased 1.5% in the second quarter of 2009. Volume gains in the United Kingdom and Greece were more than offset by volume declines in France, Iberia, Poland and the GABA business. Successful products in oral care included Colgate Total Advanced Clean, Colgate Max White and Colgate Sensitive Enamel Protect toothpastes, Colgate 360° Deep Clean and Colgate Max White manual toothbrushes, Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinses. Successful products in other categories included Palmolive Madagascar Sunset and Palmolive Marrakech Sunrise shower gels and liquid hand soaps, Ajax Professional bucket dilutable and Ajax Professional glass cleaners, Lady Speed Stick Aloe spray deodorant and Soupline Magic Moments and Soupline Aroma Tranquility fabric conditioners. Operating profit in Europe/South Pacific decreased 12% to $177.2, reflecting the negative impact of foreign exchange, partially offset by lower advertising.

Net sales in Greater Asia/Africa decreased 4.5% in the second quarter of 2009 to $640.2 as net selling price increases of 9.0% were more than offset by 1.5% volume declines and a 12.0% negative impact of foreign exchange. The 2008 divestment of a laundry detergent brand in Turkey impacted sales growth for the second quarter of 2009 by 0.5% versus the comparable period of 2008.  Excluding the impact of this divestment, Net sales decreased 4.0% on volume declines of 1.0%.  Organic sales increased 8.0% in the second quarter of 2009. Volume gains in India and the Greater China region were more than offset by volume declines in Russia, South Africa and Ukraine. Successful new products driving oral care growth included Colgate Total Professional Clean and Colgate Sensitive Enamel Protect toothpastes and 360° Acti-Flex and Colgate Max Fresh manual toothbrushes.  New products contributing to growth in other categories included Palmolive Papaya Yogurt shower gel, bar soap and liquid hand soap, Protex Clean and Pure cream and bar soap and Lady Speed Stick Pure Freshness deodorant. Operating profit in Greater Asia/Africa increased 14% to $144.8, reflecting higher pricing, lower advertising and lower raw and packaging material costs, partially offset by the negative impact of foreign exchange.

Net sales for Hill’s Pet Nutrition decreased 3.0% in the second quarter of 2009 to $529.9 as net selling price increases of 12.5% were more than offset by 11.5% volume declines and a negative foreign exchange impact of 4.0%. Organic sales grew 1.0% in the second quarter of 2009. Successful products within the U.S. specialty pet channel included Science Diet Nature’s Best Canine and Feline, Science Diet Culinary Creations Feline and the relaunch of Science Diet Puppy and Kitten dry foods with improved formulas. Prescription Diet r/d and w/d Canine and Feline contributed to sales in the U.S. veterinary channel. Successful new products contributing to international sales included Science Diet Culinary Creations Feline, the relaunch of Science Diet Puppy and Kitten foods, and Prescription Diet r/d and w/d Canine Small Bites. Operating profit increased 7% to $139.4, reflecting higher pricing, partially offset by higher raw and packaging material costs and the negative impact of foreign exchange.

Worldwide Net sales were $7,247.8 in the first half of 2009, down 5.5% from the first half of 2008 as net selling price increases of 8.0% were more than offset by volume declines of 1.0% and a negative foreign exchange impact of 12.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in the Oral, Personal and Home Care segment were $6,211.5 in the first half of 2009, down 6.5% from 2008 as net selling price increases of 7.0% and relatively flat volume were more than offset by a negative foreign exchange impact of 13.5%. The 2008 divestment of a non-core brand in Germany impacted sales growth for the six months ended June 30, 2009 by 0.5% versus the comparable period of 2008. Excluding this divestment, sales decreased 6.0% on volume growth of 0.5%. Within this segment, North America sales increased 3.0% driven by volume growth of 2.5% and net selling price increases of 2.0%, Latin America sales decreased 2.5% on volume growth of 2.0% and net selling price increases of 14.5%, Europe/South Pacific sales decreased 19.0% on volume declines of 3.5% and net selling price increases of 1.5%, Greater Asia/Africa sales decreased 3.5% on volume growth of 1.5% and net selling price increases of 8.0%, with the remainder of the change in each region due to negative foreign exchange. Excluding the impact of the 2008 divestment of a non-core brand in Germany, sales decreased 18.5% on volume declines of 3.0% for Europe/South Pacific.

Net sales for the Hill’s Pet Nutrition segment decreased 1.5% in the first half of 2009 to $1,036.3 as net selling price increases of 13.0% were more than offset by volume declines of 9.5% and a negative foreign exchange impact of 5.0%.

Operating profit (loss) related to Corporate decreased to ($108.7) in the second quarter of 2009 from ($134.4) in the comparable 2008 period. Operating profit (loss) related to Corporate decreased to ($221.5) in the first half of 2009 from ($280.3) in the comparable period of 2008. There were no charges related to the 2004 Restructuring Program in the first half of 2009. Restructuring charges amounted to $38.9 and $77.3 in the second quarter and the first half of 2008, respectively.

For a table summarizing segment Net sales and Operating profit, refer to Note 10, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 7, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 58.8% in the second quarter of 2009 from 56.5% in the second quarter of 2008 and increased to 58.1% in the first half of 2009 from 56.5% in the first half of 2008. Restructuring and implementation-related charges lowered the reported gross profit margin by 30 basis points (bps) and 50 bps in the second quarter and in the first half of 2008, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.8% and 57.0% in the second quarter and in the first half of 2008, respectively. For both periods presented, increases in gross profit margin were driven by higher pricing and a continued focus on cost-savings programs, partially offset by a negative foreign exchange impact.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.6% in the second quarter of 2009 from 35.9% in the second quarter of 2008 and decreased to 34.2% of Net sales in the first half of 2009 from 36.1% in the first half of 2008. For both periods presented, the decreases were driven primarily by lower advertising, lower charges related to the 2004 Restructuring Program and a continued focus on cost-savings programs. In the second quarter of 2009 advertising decreased 15% to $391.7 as compared with $462.1 in 2008 and decreased 19% to $708.9 in the first half of 2009 as compared with $876.2 in 2008 due to lower media rates in many parts of the world and reduced levels of spending.  Restructuring charges included in Selling, general and administrative expenses in the second quarter and the first half of 2008 were $20.7 and $33.9, respectively.

Other (income) expense, net amounted to $18.4 in the second quarter of 2009 as compared with $28.7 in the second quarter of 2008 and amounted to $33.7 in the first half of 2009 as compared to $33.9 in the first half of 2008. The second quarter and the first half of 2008 included expenses related to the Company’s 2004 Restructuring Program in the amounts of $7.2 and $6.5, respectively.

Operating profit increased 13% to $887.1 in the second quarter of 2009 from $788.4 in 2008, which included $38.9 of charges related to the 2004 Restructuring Program.  Operating profit increased 11% to $1,698.5 in the first half of 2009 from $1,534.1 in 2008, which included $77.3 of charges related to the 2004 Restructuring Program.  Excluding the restructuring charges in 2008, Operating profit increased 7% and 5% for the second quarter and first half of 2009, respectively.  The increases were driven by higher gross profit margins and lower advertising, partially offset by the impact of foreign exchange.

Interest expense, net decreased to $21.5 and $42.7 for the three and six months ended June 30, 2009, respectively, as compared with $25.4 and $59.1 in the comparable periods of 2008, due to lower average interest rates.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.1%, which is consistent with the estimate in the second quarter of 2008. The tax rate for the second quarter of 2008 of 32.5% includes the impact of the Company’s 2004 Restructuring Program (40 bps).

Net income for the second quarter of 2009 increased 14% to $561.6 from $493.8 in the comparable 2008 period, and earnings per common share on a diluted basis increased to $1.07 per share compared with $0.92 per share in the comparable 2008 period. Net income for the second quarter of 2008 includes $29.5 ($0.06 per share) of charges related to the Company’s 2004 Restructuring Program. Net income for the first half of 2009 increased 11% to $1,069.5 from $960.3 in the comparable 2008 period, and earnings per common share on a diluted basis increased to $2.04 per share compared with $1.78 per share in the comparable 2008 period. Net income for the first half of 2008 included $50.7 ($0.10 per share) of charges related to the Company’s 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

Net sales and volume growth, both worldwide and in relevant geographic divisions, are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding divestments (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors as they allow comparisons of Net sales and volume growth from ongoing operations.  This quarterly report on Form 10-Q also discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP).  Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments.

Worldwide Gross profit margin and Operating profit are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impact of the 2004 Restructuring Program (non-GAAP). Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the underlying business trends and performance of the Company’s ongoing operations and are useful for period-over-period comparisons of such operations.  The Company uses the above financial measures internally in its budgeting process and as a factor in determining compensation.

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

Liquidity and Capital Resources

Net cash provided by operations increased 17% to $1,210.7 in the first half of 2009, compared with $1,036.4 in the comparable period of 2008. The increase is primarily related to improved profitability, lower cash spending in restructuring and working capital improvements.  The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).  Overall, working capital decreased to 3.2% of Net sales for the first half of 2009 as compared with 3.6% of Net sales for the first half of 2008.  With the finalization of the 2004 Restructuring Program, pretax restructuring charges decreased $77.3 and cash spending decreased $115.4 relative to the comparable period of 2008. Substantially all of the restructuring accrual at June 30, 2009 will be paid out before year end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $216.7 in the first six months of 2009, compared with $171.0 in the comparable period of 2008.  Investing activities for the first half of 2008 include $44.9 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Capital spending decreased slightly in the first half of 2009 to $210.1 from $216.7 in the comparable period of 2008.  Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2009 are expected to be at an annual rate of approximately 4.5% of Net sales.

Financing activities used $664.8 of cash during the first half of 2009 compared with $672.5 in the comparable period of 2008.  This decrease is primarily due to fewer purchases of treasury shares offset by an increase in dividends paid and fewer exercises of stock options.

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

Commercial paper outstanding was $837.6 and $457.1 as of June 30, 2009 and 2008, respectively. The average daily balances outstanding for commercial paper in the first half of 2009 and 2008 were $1,291.7 and $1,314.7, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012.  At June 30, 2009, $837.6 of such debt was classified as long-term debt.

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

In the first quarter of 2009, the Company increased the annualized common stock dividend by 10% to $1.76 per share and the annualized Series B Convertible Preference Stock dividend to $14.08 per share effective in the second quarter of 2009. The Company is authorized to purchase up to 30 million common shares pursuant to a stock repurchase program approved by the Board of Directors on January 30, 2008.

For additional information regarding liquidity and capital resources, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses, the current global credit crisis and economic downturn, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws, availability and cost of raw and packaging materials and changes in the policies of retail trade customers. For information about these and other factors that could cause such differences, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” and “Value at Risk” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, Note 13 to the Consolidated Financial Statements included therein and Note 9 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

For information regarding risk factors, refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2008, the Company’s Board of Directors authorized a share repurchase program (the 2008 Program), which authorizes the repurchase of up to 30 million shares of the Company’s common stock.  The Board’s authorization also provides for share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2009	249,213	$59.52	215,000	13,593,132
May 1 through 31, 2009	1,287,500	$63.12	1,270,000	12,323,132
June 1 through 30, 2009	1,461,012	$70.50	1,455,000	10,868,132
Total	2,997,725	$66.42	2,940,000

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 57,725 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

For a description of matters submitted to a vote of security holders during the period, refer to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2009.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 30, 2009	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and
Chief Executive Officer

Principal Financial Officer:

July 30, 2009	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 30, 2009	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller