Form 10-Q
period 2009-09-30
COLGATE PALMOLIVE CO
filed 2009-10-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	497,191,128	September 30, 2009

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008(A)	2009	2008(A)

Net sales	$3,998	$3,988	$11,246	$11,666
Cost of sales	1,631	1,752	4,665	5,090
Gross profit	2,367	2,236	6,581	6,576
Selling, general and administrative expenses	1,403	1,415	3,885	4,187
Other (income) expense, net	38	30	72	65
Operating profit	926	791	2,624	2,324
Interest expense, net	17	23	59	82
Income before income taxes	909	768	2,565	2,242
Provision for income taxes	292	246	824	717
Net income including noncontrolling interests	617	522	1,741	1,525
Less: Net income attributable to noncontrolling interests	27	22	81	65
Net income	$590	$500	$1,660	$1,460

Earnings per common share, basic	$1.17	$0.98	$3.27	$2.84

Earnings per common share, diluted	$1.12	$0.94	$3.16	$2.72

Dividends declared per common share	$0.44	$0.40	$1.28	$1.16

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	September 30, 2009	December 31, 2008(A)
Assets
Current Assets
Cash and cash equivalents	$847	$555
Receivables (net of allowances of $51 and $47, respectively)	1,780	1,592
Inventories	1,241	1,197
Other current assets	336	366
Total current assets	4,204	3,710
Property, plant and equipment:
Cost	6,466	5,937
Less: Accumulated depreciation	(3,115)	(2,818)
	3,351	3,119
Goodwill, net	2,296	2,152
Other intangible assets, net	826	834
Other assets	390	164
Total assets	$11,067	$9,979

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$62	$107
Current portion of long-term debt	318	91
Accounts payable	1,084	1,061
Accrued income taxes	289	272
Other accruals	1,838	1,421
Total current liabilities	3,591	2,952

Long-term debt	2,883	3,585
Deferred income taxes	125	82
Other liabilities	1,357	1,316

Shareholders’ Equity
Preference stock	171	181
Common stock	733	733
Additional paid-in capital	1,694	1,610
Retained earnings	12,761	11,760
Accumulated other comprehensive income (loss)	(2,125)	(2,477)
	13,234	11,807
Unearned compensation	(139)	(187)
Treasury stock, at cost	(10,143)	(9,697)
Total Colgate-Palmolive Company shareholders’ equity	2,952	1,923
Noncontrolling interests	159	121
Total shareholders’ equity	3,111	2,044
Total liabilities and shareholders’ equity	$11,067	$9,979

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements

  COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30,

	2009	2008(A)
Operating Activities
Net income	$1,660	$1,460
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(14)	(36)
Depreciation and amortization	262	261
Stock-based compensation expense	97	82
Deferred income taxes	16	38
Cash effects of changes in:
Receivables	(104)	(132)
Inventories	10	(176)
Accounts payable and other accruals	355	162
Other non-current assets and liabilities	93	118
Net cash provided by operations	2,375	1,777

Investing Activities
Capital expenditures	(347)	(392)
Sales (purchases) of marketable securities and investments	(147)	1
Other	10	50
Net cash used in investing activities	(484)	(341)

Financing Activities
Principal payments on debt	(3,011)	(1,424)
Proceeds from issuance of debt	2,561	1,447
Dividends paid	(702)	(627)
Purchases of treasury shares	(664)	(833)
Proceeds from exercise of stock options and excess tax benefits	196	224
Net cash used in financing activities	(1,620)	(1,213)

Effect of exchange rate changes on Cash and cash equivalents	21	(17)
Net increase in Cash and cash equivalents	292	206
Cash and cash equivalents at beginning of period	555	429
Cash and cash equivalents at end of period	$847	$635

Supplemental Cash Flow Information
Income taxes paid	$853	$662

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. To conform to the current year presentation required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Codification, net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries has been reclassified from Other (income) expense, net to a new line below Operating profit called Net income attributable to noncontrolling interests.  The reclassification had no effect on Net income or Earnings per common share. Additionally, prior period balances of accumulated undistributed earnings relating to noncontrolling interests in less-than-wholly owned subsidiaries have been reclassified from Other liabilities to a component of Shareholders’ Equity.  For further information regarding the impact of these reclassifications on segments, refer to Note 10.

For a complete set of financial notes including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.  There have been no material events subsequent to the balance sheet date through October 29, 2009, the filing date of this report, that would have affected these estimates.

3.	Recently Issued Accounting Pronouncements

In December 2008, the Retirement Benefits Topic of the FASB Codification was updated to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The updated guidance requires an employer to disclose information on the investment policies and strategies as well as on the significant concentrations of risk in plan assets. An employer must also disclose the fair value of each major category of plan assets as of each annual reporting date together with the information on the inputs and valuation techniques used to develop such fair value measurements. The new disclosure requirements will be effective for the Company’s financial statements as of December 31, 2009 and will have no impact on the Company’s financial position or results of operations.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Inventories

Inventories by major class are as follows:

	September 30, 2009	December 31, 2008
Raw materials and supplies	$308	$297
Work-in-process	53	41
Finished goods	880	859
Total Inventories	$1,241	$1,197

5.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity since the beginning of 2009 are as follows:

	Colgate-Palmolive Company shareholders’ equity							Noncontrolling Interests
							Accumulated
	Preference	Common	Additional Paid-in	Unearned	Treasury	Retained	Other Comprehensive
	Stock	Stock	Capital	Compensation	Stock	Earnings	Income (Loss)
Balance, December 31, 2008	$181	$733	$1,610	$(187)	$(9,697)	$11,760	$(2,477)	$121
Net income						1,660		81
Other comprehensive income							352
Dividends declared:
Series B Convertible Preference stock, net of taxes						(22)
Common stock						(637)
Noncontrolling interests in Company’s subsidiaries								(43)
Stock-based compensation expense			97
Shares issued for stock options			66		123
Treasury stock acquired					(664)
Preference stock conversion	(10)		(41)		51
Other			(38)	48	44
Balance, September 30, 2009	$171	$733	$1,694	$(139)	$(10,143)	$12,761	$(2,125)	$159

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

The following are components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$590	$500	$1,660	$1,460
Other comprehensive income (loss)
Foreign currency translation adjustments	165	(341)	332	(149)
Unrecognized pension and other retiree benefit cost adjustments	(12)	(10)	10	(2)
Gains (losses) on cash flow hedges	(1)	(13)	10	(12)
Other	-	10	-	6
Total comprehensive income	$742	$146	$2,012	$1,303

6.	Earnings Per Share

	Three Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$590			$500
Preferred dividends	(7)			(7)
Basic EPS	583	499.1	$1.17	493	505.5	$0.98

Stock options and restricted stock		4.4			6.2
Convertible preference stock	7	21.1		7	22.6
Diluted EPS	$590	524.6	$1.12	$500	534.3	$0.94

	Nine Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
Net income	$1,660			$1,460
Preferred dividends	(22)			(21)
Basic EPS	1,638	500.2	$3.27	1,439	507.2	$2.84

Stock options and restricted stock		3.3			6.4
Convertible preference stock	22	21.5		21	23.1
Diluted EPS	$1,660	525.0	$3.16	$1,460	536.7	$2.72

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Restructuring and Related Implementation Charges

The Company’s four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred in the nine months ended September 30, 2009. The restructuring accrual decreased from $33 at December 31, 2008 to $19 at September 30, 2009 primarily due to cash payments for termination benefits, exit activities and the implementation of new strategies.

For the three and nine months ended September 30, 2008 restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
Cost of sales	$11	$48
Selling, general and administrative expenses	21	55
Other (income) expense, net	14	22
Total 2004 Restructuring Program charges, pretax	$46	$125
Total 2004 Restructuring Program charges, aftertax	$31	$82

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$10	$10	$4	$5	$1	$3
Interest cost	23	24	10	9	9	9
Annual ESOP allocation	-	-	-	-	(1)	(2)
Expected return on plan assets	(21)	(29)	(6)	(7)	(1)	(1)
Amortization of transition & prior service costs (credits)	1	1	-	-	-	-
Amortization of actuarial loss	14	2	2	1	4	2
Net periodic benefit cost	$27	$8	$10	$8	$12	$11

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost	$32	$30	$12	$17	$8	$8
Interest cost	71	71	27	30	27	25
Annual ESOP allocation	-	-	-	-	(5)	(7)
Expected return on plan assets	(67)	(86)	(17)	(26)	(2)	(2)
Amortization of transition & prior service costs (credits)	3	3	1	1	-	-
Amortization of actuarial loss	37	5	4	2	10	7
Net periodic benefit cost	$76	$23	$27	$24	$38	$31

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Contingencies

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the normal course of business.

Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites. In June 2009, a Consent Decree was entered by the United States District Court for the District of New Jersey with respect to a superfund site associated with a prior acquisition.  Substantially all of the Company’s liability with respect to that site was covered by the Company’s insurance carriers, which have made all their required payments.

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005 and is currently examining those for 2006 and 2007. The amount of additional tax involved as a result of assessments arising from the IRS examination did not have a material impact on the financial position, results of operations or cash flows of the Company.  Estimated incremental tax payments related to potential disallowances for subsequent periods are insignificant.

In December 2006, a subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $159, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $583, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. Although the Company believes, based on the advice of outside counsel, that its income tax filings are in full compliance with the written advance ruling and applicable tax law and regulations, in June 2009, the Company entered into a settlement agreement with the Mexican tax authorities which resolves the transfer pricing disputes for the years 1999-2001, as well as any potential disputes which could arise for 2002-2007. As part of the settlement, the Mexican tax authorities withdrew the assessments of tax and interest for the years 1999-2001 and the Company made a payment of tax and interest related to the years 2002-2007. The net impact of the settlement was not material and approximated reserves previously taken by the Company for this matter.

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $147 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. Certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $112. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

•
In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998. In March 2007, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1999 through 2001. The tax authorities appealed these decisions to the next administrative level.

•
In August 2009, the First Taxpayers’ Council (the next and final administrative level of appeal) overruled the decisions of the First Board of Taxpayers, upholding the majority of the assessments, disallowing a portion of the assessments and remanding a portion of the assessments for further consideration by the First Board of Taxpayers.

Further appeals are available within the Brazilian federal courts and the Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should prevail on appeal in the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $67, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

The Company evaluates segment performance based on several factors, including Operating profit.  The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets.  The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.

To conform to the current year presentation required by the Consolidation Topic of the FASB  Codification, the amounts of Net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries of $22 and $65 for the three and nine months ended September 30, 2008, respectively, which were previously deducted from Greater Asia/Africa Operating profit, have been reclassified to a new line below Operating profit.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Oral, Personal and Home Care
North America	$740	$718	$2,204	$2,142
Latin America	1,136	1,081	3,097	3,092
Europe/South Pacific	896	948	2,406	2,815
Greater Asia/Africa	695	717	1,972	2,043
Total Oral, Personal and Home Care	3,467	3,464	9,679	10,092
Pet Nutrition	531	524	1,567	1,574
Total Net sales	$3,998	$3,988	$11,246	$11,666

Operating profit
Oral, Personal and Home Care
North America	$217	$164	$608	$497
Latin America	346	312	987	887
Europe/South Pacific	219	206	539	600
Greater Asia/Africa	161	138	457	392
Total Oral, Personal and Home Care	943	820	2,591	2,376
Pet Nutrition	136	133	407	391
Corporate	(153)	(162)	(374)	(443)
Total Operating profit	$926	$791	$2,624	$2,324

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

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of September 30, 2009 for both types of derivative instruments:

	Asset Derivatives		Liability Derivatives
	Account	Fair Value	Account	Fair Value
Designated derivative instruments
Interest rate swap contracts	Other assets	$20	Other liabilities	$-
Foreign currency contracts	Other current assets	3	Other accruals	23
Commodity contracts	Other current assets	-	Other accruals	1
Total designated		$23		$24

Derivatives not designated
Foreign currency contracts	Other current assets	$4	Other accruals	$-
Total not designated		$4		$-

Total		$27		$24

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Derivatives not designated as hedging instruments consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit.  The cross-currency swap replaced a previous swap with similar terms that settled in June 2009, resulting in a realized gain of $21. For the three- and nine-month periods ended September 30, 2009, $3 of net gains and $7 of net losses, respectively, were recognized in Other (income) expense, net related to the swaps, offset by $3 of net losses and $7 of net gains recognized in Other (income) expense, net on the underlying deposit.  The notional value of the new swap was $99 at September 30, 2009.

Cash flow hedges

As of September 30, 2009, all of the Company’s commodity contracts, with a notional value of $14 and certain foreign currency forward contracts with a notional value of $184, have been designated as cash flow hedges. The effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month period ended September 30, 2009 was as follows:

	Gain (Loss)
Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income

Foreign currency contracts	$(10)	$(10)	Cost of sales
Commodity contracts	(1)	-	Cost of sales
	$(11)	$(10)

*The net gain (loss) recognized in Other comprehensive income (OCI) is expected to be recognized in earnings within the next twelve months.

Activity related to cash flow hedges recorded during the nine-month period ended September 30, 2009 was as follows:

	Gain (Loss)
Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income

Foreign currency contracts	$(11)	$(13)	Cost of sales
Commodity contracts	-	(8)	Cost of sales
	$(11)	$(21)

        ________
*The net gain (loss) recognized in OCI is expected to be recognized in earnings within the next twelve months.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Fair value hedges

During the third quarter of 2009, the Company entered into interest rate swaps to effectively convert a portion of the Company’s fixed rate debt to a variable rate.  These swaps, with a stated maturity of April 2012 and a notional value of $330, are designated as fair value hedges.

As of September 30, 2009, the Company has designated all interest rate swap contracts, with a total notional value of $600, and certain foreign currency forward contracts, with a notional value of $955, as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.

Activity related to fair value hedges recorded during the three-month period ended September 30, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement
Foreign currency contracts	$(3)	$3	Selling, general and administrative expenses
Interest rate swap contracts	6	(6)	Interest expense, net
	$3	$(3)

Activity related to fair value hedges recorded during the nine-month period ended September 30, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement
Foreign currency contracts	$7	$(7)	Selling, general and administrative expenses
Interest rate swap contracts	(4)	4	Interest expense, net
	$3	$(3)

Net investment hedges

As of September 30, 2009, the Company has designated certain foreign currency forward contracts with a notional value of $37 and certain foreign currency-denominated debt with a notional value of $406, as net investment hedges. For the three- and nine-month periods ended September 30, 2009, $20 and $25 of net gains, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

As of September 30, 2009, marketable securities of $38 are included within Other current assets in the Condensed Consolidated Balance Sheet and generally consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).  The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2009. The estimated fair value of the Company’s long-term debt, including current portion, as of September 30, 2009 was $3,454 and the related carrying value was $3,201.

During the third quarter of 2009 the Company purchased $72 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation with a stated maturity of two years and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from six to eight years. Each investment is classified as available-for-sale and included within Other assets in the Condensed Consolidated Balance Sheet. These investments are considered Level 1 and, as of September 30, 2009, the fair value of these investments approximated their carrying value.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The Company operates in a highly competitive global marketplace and looking forward, expects global macroeconomic and market conditions to remain highly challenging.  As previously disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions, movements in commodity prices and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.  Exchange control limitations or a significant currency devaluation in Venezuela (6% of the Company’s Net sales) could have a material adverse impact on operating results in a particular quarter or year.

Lower commodity and oil prices as compared with 2008 have had a favorable impact on the Company’s results for the first nine months of 2009 and should have a similar impact for the remainder of the year.  The Company believes that this effect should continue and, coupled with ongoing aggressive savings programs and a weakening dollar, should offset the impact of any pressures on selling prices or the costs of any consumption building programs to drive volume that may be required given the current economic environment.  However, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact the Company’s suppliers, customers and consumers which could, in turn, have an adverse impact on the Company’s business.

The finalization of the 2004 Restructuring Program should enhance the Company’s ability to compete successfully in the current environment. As a result of the 2004 Restructuring Program, the Company streamlined its global supply chain, reallocated resources to enhance its sales, marketing and new product organizations in high-potential developing countries and other key markets and consolidated these organizations in certain mature markets.  Savings are estimated to be in the range of $475 to $500 pretax ($350 to $375 aftertax) annually, substantially all of which will increase future cash flows.  The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings and growth initiatives, are anticipated to provide additional funds for investment in support of key categories and markets and new product development, while also supporting an increased level of profitability.

Accordingly, the Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: getting closer to the consumer, the profession and customers; effectiveness and efficiency in everything; innovation everywhere; and leadership. This focus, together with the strength of the Company’s global brand names and its broad international presence in both mature and developing markets, should position the Company well to increase shareholder value over the long-term.

Results of Operations

Worldwide Net sales were $3,998 in the third quarter of 2009, level with the third quarter of 2008 as volume growth of 1.5% and net selling price increases of 5.0% were offset by a negative foreign exchange impact of 6.5%. The 2008 divestment of a non-core brand in Germany impacted sales growth for the third quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of this divestment, Net sales increased 0.5% on volume growth of 2.0%. Worldwide organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments) grew 7.0% in the third quarter of 2009.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in the Oral, Personal and Home Care segment were $3,467 in the third quarter of 2009, level with the third quarter of 2008, as volume growth of 2.0% and net selling price increases of 5.5% were offset by a negative foreign exchange impact of 7.5%. The 2008 divestment of a non-core brand in Germany impacted sales growth for the third quarter of 2009 by 0.5% versus the comparable period of 2008. Excluding the impact of this divestment, Net sales increased 0.5% on volume growth of 2.5%. Organic sales in the Oral, Personal and Home Care segment grew 8.0% in the third quarter of 2009.

Net sales in North America increased 3.0% in the third quarter of 2009 to $740 as a result of volume growth of 5.0%, partially offset by net selling price decreases of 1.5% and a negative foreign exchange impact of 0.5%. Organic sales in North America grew 3.5% in the third quarter of 2009. Products contributing to the growth in oral care included Colgate Total Enamel Strength, Colgate Sensitive Enamel Protect, Colgate Max Fresh with Mouthwash Beads and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° ActiFlex, Colgate Max Fresh and Colgate Max White manual toothbrushes and the new Colgate Wisp mini-brush. Successful new products in other categories contributing to growth included Softsoap Nutri Serums, Softsoap Body Butter Apricot Scrub and Irish Spring Hair and Body and Cool Relief body washes and Ajax Lime with Bleach Alternative dish liquid. Operating profit in North America increased 32% in the third quarter of 2009 to $217, as increased advertising was more than offset by higher sales driven by new products, lower raw and packaging material costs and a continued focus on cost-savings programs.

Net sales in Latin America increased 5.0% in the third quarter of 2009 to $1,136 as volume growth of 3.0% and net selling price increases of 13.0% were partially offset by a negative foreign exchange impact of 11.0%. Organic sales in Latin America grew 16.0% in the third quarter of 2009. Volume gains were achieved in most countries, led by a significant increase in Venezuela. Products contributing to the growth in oral care included Colgate Total Professional Sensitive, Colgate Total Professional Whitening and Colgate Max Fresh Night toothpastes, Colgate 360° Deep Clean and Colgate Max White manual toothbrushes, and Colgate Plax Complete Care mouthwash. Products contributing to growth in other categories included Fabuloso Oxy liquid cleaner, Lady Speed Stick Depil Control and Speed Stick Waterproof deodorants, and Suavitel GoodBye Ironing and Suavitel Magic Moments fabric conditioners. Operating profit in Latin America increased 11% to $346, reflecting higher pricing, a continued focus on cost-savings programs and lower advertising costs, partially offset by the negative impact of foreign exchange.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Europe/South Pacific decreased 5.5% in the third quarter of 2009 to $896 as volume growth of 2.5% and level net selling prices were more than offset by an 8.0% negative impact of foreign exchange. The 2008 divestment of a non-core brand in Germany impacted sales growth for the third quarter of 2009 by 0.5% versus the comparable period of 2008.  Excluding the impact of this divestment, Net sales decreased 5.0% on volume growth of 3.0%. Organic sales in Europe/South Pacific increased 3.0% in the third quarter of 2009. Volume gains were led by France, Germany, the United Kingdom, Denmark, Greece, Portugal and the GABA business. Successful products in oral care included Colgate Sensitive Pro Relief, Colgate Total Advanced Sensitive and Colgate Max Fresh with Mouthwash Beads toothpastes, Colgate 360° ActiFlex, Colgate Max White and Colgate Zig Zag toothbrushes, and Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinses. Successful products in other categories included Palmolive Aromatherapy Morning Tonic and Palmolive Thermal Spa Beauty Soft shower gels, Ajax Professional bucket dilutable and Ajax Professional glass cleaners, Lady Speed Stick Aloe spray deodorant and Soupline Magic Moments and Soupline Aroma Tranquility fabric conditioners. Operating profit in Europe/South Pacific increased 6% to $219, reflecting a continued focus on cost-savings programs, lower advertising costs and lower raw and packaging material costs, partially offset by the negative impact of foreign exchange.

Net sales in Greater Asia/Africa decreased 3.0% in the third quarter of 2009 to $695 as net selling price increases of 7.0% were more than offset by 2.5% volume declines and a 7.5% negative impact of foreign exchange. Organic sales in Greater Asia/Africa increased 4.5% in the third quarter of 2009. Volume gains in India, Thailand and Turkey were more than offset by volume declines in Russia, Philippines, South Africa and Ukraine. Successful new products driving oral care growth included Colgate Total Professional Clean and Colgate Sensitive Enamel Protect toothpastes, Colgate 360° ActiFlex, Colgate Max Fresh and Colgate Extra Clean Gum Care manual toothbrushes, and Colgate Plax Ice mouthwash. New products contributing to growth in other categories included Protex hand sanitizer, Protex Clean and Pure shower cream and bar soap and Lady Speed Stick Cloud Freshness deodorant. Operating profit in Greater Asia/Africa increased 17% to $161, reflecting higher pricing and lower raw and packaging material costs, partially offset by the negative impact of foreign exchange.

Net sales in Hill’s Pet Nutrition increased 1.5% in the third quarter of 2009 to $531 as net selling price increases of 4.5% were partially offset by 2.5% volume declines and a negative foreign exchange impact of 0.5%. Organic sales in Hill’s Pet Nutrition grew 2.0% in the third quarter of 2009. Volume growth achieved in France, Mexico and Australia was more than offset by volume declines in the U.S. Successful products within the U.S. specialty pet channel included Science Diet Culinary Creations Feline and a significantly expanded line of Science Diet Simple Essentials Treats Canine. Successful new products contributing to international sales included Science Plan Simple Essentials Snacks Canine and Science Plan Healthy Mobility Canine. Operating profit in Hill’s Pet Nutrition increased 2% to $136, reflecting a continued focus on cost-savings programs, higher pricing and lower raw and packaging material costs, partially offset by higher advertising.

Worldwide Net sales were $11,246 in the first nine months of 2009, down 3.5% from the first nine months of 2008 as net selling price increases of 7.0% and level volume were more than offset by a negative foreign exchange impact of 10.5%.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in the Oral, Personal and Home Care segment were $9,679 in the first nine months of 2009, down 4.0% from 2008 as volume growth of 1.0% and net selling price increases of 6.5% were more than offset by a negative foreign exchange impact of 11.5%.

Within this segment, North America sales increased 3.0% in the first nine months of 2009, driven by volume growth of 3.0% and net selling price increases of 1.0%, partially offset by a negative foreign exchange impact of 1.0%. Latin America sales were level with volume growth of 2.5% and net selling price increases of 14.0%, offset by a negative foreign exchange impact of 16.5%. Europe/South Pacific sales decreased 14.5% on volume declines of 1.5%, net selling price increases of 1.0%, and a negative foreign exchange impact of 14.0%. Excluding the impact of the 2008 divestment of a non-core brand in Germany, Europe/South Pacific sales decreased 14.0% on volume declines of 1.0%. Greater Asia/Africa sales decreased 3.5% on level volume, net selling price increases of 7.5%, and a negative foreign exchange impact of 11.0%. Excluding the impact of the 2008 divestment of a laundry detergent brand in Turkey, Greater Asia/Africa sales decreased 3.0% on volume growth of 0.5%.

Net sales for the Hill’s Pet Nutrition segment decreased 0.5% in the first nine months of 2009 to $1,567 as net selling price increases of 10.0% were more than offset by volume declines of 7.0% and a negative foreign exchange impact of 3.5%.

Operating profit (loss) related to Corporate decreased to ($153) in the third quarter of 2009 from ($162) in the comparable 2008 period. Operating profit (loss) related to Corporate decreased to ($374) in the first nine months of 2009 from ($443) in the comparable period of 2008. There were no charges related to the 2004 Restructuring Program in the first nine months of 2009. Restructuring charges amounted to $46 and $125 in the third quarter and the first nine months of 2008, respectively.

For a table summarizing segment Net sales and Operating profit, refer to Note 10, “Segment Information,” of the Notes to Condensed Consolidated Financial Statements.

For additional information regarding the Company’s 2004 Restructuring Program, refer to Note 7, “Restructuring and Related Implementation Charges,” of the Notes to Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 59.2% in the third quarter of 2009 from 56.1% in the third quarter of 2008 and increased to 58.5% in the first nine months of 2009 from 56.4% in the first nine months of 2008. Restructuring and implementation-related charges lowered the reported gross profit margin by 30 basis points (bps) and 40 bps in the third quarter and in the first nine months of 2008, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.4% and 56.8% in the third quarter and in the first nine months of 2008, respectively. For both periods presented, increases in gross profit margin were driven by higher pricing and a continued focus on cost-savings programs, partially offset by a negative foreign exchange impact and costs related to the remeasurement of liabilities related to inventory purchases in Venezuela.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

In light of ongoing currency exchange control limitations in Venezuela, the Company’s Venezuelan subsidiary (CP Venezuela) has begun to settle certain of its U.S. dollar-denominated liabilities with dollars obtained through securities transactions in the parallel market at an exchange rate less favorable than the official rate. As a result, in the third quarter of 2009, CP Venezuela incurred $47 of higher costs related to the remeasurement of U.S. dollar liabilities to be settled with proceeds from these transactions, $25 of which is included in Gross profit for liabilities related to the purchase of inventory and $22 of which is included in Other (income) expense, net for all other liabilities. Additionally, in order to manage its overall currency exposure, CP Venezuela has purchased $122 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government.

Selling, general and administrative expenses as a percentage of Net sales decreased to 35.1% in the third quarter of 2009 from 35.5% in the third quarter of 2008 and decreased to 34.5% of Net sales in the first nine months of 2009 from 35.9% in the first nine months of 2008. For both periods presented, the decreases were driven primarily by lower advertising, the finalization of the 2004 Restructuring Program in 2008 and a continued focus on cost-savings programs. In the third quarter of 2009, advertising decreased 2% to $429 as compared with $438 in 2008 and decreased 13% to $1,138 in the first nine months of 2009 as compared with $1,314 in 2008 due to lower media rates in many parts of the world and reduced levels of spending. Restructuring charges included in Selling, general and administrative expenses in the third quarter and the first nine months of 2008 were $21 and $55, respectively.

Other (income) expense, net amounted to $38 in the third quarter of 2009 as compared with $30 in the third quarter of 2008 and amounted to $72 in the first nine months of 2009 as compared to $65 in the first nine months of 2008. In the third quarter of 2009, Other (income) expense, net included costs of $22 related to the remeasurement of certain U.S. dollar liabilities in Venezuela to be settled with dollars obtained through securities transactions, as noted above. The third quarter and the first nine months of 2008 included expenses related to the Company’s 2004 Restructuring Program in the amounts of $14 and $22, respectively.

Operating profit increased 17% to $926 in the third quarter of 2009 from $791 in 2008, which included $46 of charges related to the 2004 Restructuring Program. Operating profit increased 13% to $2,624 in the first nine months of 2009 from $2,324 in 2008, which included $125 of charges related to the 2004 Restructuring Program. Excluding the restructuring charges in 2008, Operating profit increased 11% and 7% for the third quarter and in the first nine months of 2009, respectively.  The increases were driven by higher gross profit margins and lower advertising, partially offset by the impact of foreign exchange.

Interest expense, net decreased to $17 and $59 for the three and nine months ended September 30, 2009, respectively, as compared with $23 and $82 in the comparable periods of 2008, primarily due to lower average interest rates.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.1%, which is consistent with the estimate in the third quarter of 2008. The tax rate for the third quarter of 2008 of 32.0% includes the impact of the Company’s 2004 Restructuring Program (10 bps).

Net income for the third quarter of 2009 increased 18% to $590 from $500 in the comparable 2008 period, and earnings per common share on a diluted basis increased to $1.12 per share compared with $0.94 per share in the comparable 2008 period. Net income for the third quarter of 2008 includes $31 ($0.05 per share) of charges related to the Company’s 2004 Restructuring Program. Net income for the first nine months of 2009 increased 14% to $1,660 from $1,460 in the comparable 2008 period, and earnings per common share on a diluted basis increased to $3.16 per share compared with $2.72 per share in the comparable 2008 period. Net income for the first nine months of 2008 included $82 ($0.15 per share) of charges related to the Company’s 2004 Restructuring Program.

Liquidity and Capital Resources

Net cash provided by operations increased 34% to $2,375 in the first nine months of 2009, compared with $1,777 in the comparable period of 2008. The increase is primarily related to improved profitability, lower cash spending in restructuring and decreases in working capital.  The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).  Overall, working capital decreased to 0.7% of Net sales for the first nine months of 2009 as compared with 2.6% of Net sales for the first nine months of 2008.  With the finalization of the 2004 Restructuring Program, pretax restructuring charges decreased $125 and cash spending decreased $147 relative to the comparable period of 2008. Substantially all of the restructuring accrual at September 30, 2009 will be paid out before year-end 2009. It is anticipated that cash requirements for the 2004 Restructuring Program will continue to be funded from operating cash flows.

Investing activities used $484 in the first nine months of 2009, compared with $341 in the comparable period of 2008. Investing activities for the first nine months of 2009 include the purchase of $72 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government, as discussed above. Other investing activities for the first nine months of 2008 include $47 of proceeds from the sale of certain assets, primarily related to the 2004 Restructuring Program.

Capital spending decreased in the first nine months of 2009 to $347 from $392 in the comparable period of 2008.  Capital spending continues to focus on projects that yield high aftertax returns. Overall capital expenditures for 2009 are expected to be at an annual rate of approximately 4.9% of Net sales.

Financing activities used $1,620 of cash during the first nine months of 2009 compared with $1,213 in the comparable period of 2008, due primarily to higher net debt payments and an increase in dividends paid, partially offset by fewer purchases of treasury shares.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the shelf registration statement for the Company’s medium-term note program.  Proceeds from the debt issuance were primarily used to reduce commercial paper borrowings. In addition, during the third quarter of 2009, to effectively convert a portion of the Company’s fixed rate debt portfolio to a variable rate, the Company also entered into interest rate swaps, with a total notional value of $330.

In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility.  The facility has an expiration date of November 2012.

In May 2008, the Company issued $250 of U.S. dollar-denominated five-year notes at a fixed rate of 4.2% under the shelf registration statement for the Company’s medium-term note program.  The Company simultaneously entered into interest rate swaps to effectively convert the fixed interest rate of the notes to a variable rate.  In May 2008, the Company also issued approximately $75 of U.S. dollar-denominated forty-year notes at a variable rate, also under the shelf registration statement.  Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

Commercial paper outstanding was $36 and $448 as of September 30, 2009 and 2008, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2009 and 2008 were $1,266 and $1,313, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012.  At September 30, 2009, $36 of such debt was classified as long-term debt.

The long-term notes of the Company’s Employee Stock Ownership Plan (ESOP), which were guaranteed by the Company and repaid in July, and certain amounts payable to banks both contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

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

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, cost-reduction plans, estimated savings associated with the 2004 Restructuring Program, tax rates and new product introductions. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses, the current global credit crisis and economic downturn, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws, availability and cost of raw and packaging materials, changes in the policies of retail trade customers and our ability to successfully implement selling price increases and to continue lowering costs and increasing effective asset utilization. For information about these and other factors that could cause such differences, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2009	447,986	$72.50	315,000	10,553,132
August 1 through 31, 2009	1,612,330	$72.11	1,565,068	8,988,064
September 1 through 30, 2009	1,643,539	$74.39	1,575,717	7,412,347
Total	3,703,855	$73.17	3,455,785

(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 248,070 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 29, 2009	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and
Chief Executive Officer

Principal Financial Officer:

October 29, 2009	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

October 29, 2009	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller