Form 10-K
period 2009-12-31
COLGATE PALMOLIVE CO
filed 2010-02-25
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                                 .
Commission File Number 1-644

(Exact name of registrant as specified in its charter)
DELAWARE	13-1815595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2009 (the last business day of its most recently completed second quarter) was approximately $35.2 billion.

There were 493,747,179 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2010 Annual Meeting	Part III, Items 10 through 14

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

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview and Outlook,” “Results of Operations” and “Liquidity and Capital Resources” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 14 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to value share data provided by ACNielsen. Colgate’s Oral Care products include Colgate Total and Colgate Max Fresh toothpastes, Colgate 360° manual toothbrushes and Colgate and Colgate Plax mouth rinses.  Colgate’s Oral Care business also includes dental floss and pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap. Colgate’s Personal Care products include Palmolive and Softsoap brand shower gels, Palmolive, Irish Spring and Protex bar soaps and Speed Stick and Lady Speed Stick deodorants and antiperspirants.  Colgate is the market leader in liquid hand soap in the U.S. with its line of Softsoap brand products according to value share data provided by ACNielsen.  Colgate’s Personal Care business outside the U.S. also includes Palmolive and Caprice shampoo and conditioners.

Colgate manufactures and markets a wide array of products for Home Care, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe.

Sales of Oral, Personal and Home Care products accounted for 41%, 22% and 23%, respectively, of total worldwide sales in 2009. Geographically, Oral Care is a significant part of the Company’s business in Greater Asia/Africa, comprising approximately 69% of sales in that region for 2009.

Colgate, through its Hill’s Pet Nutrition segment (Hill’s), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 95 countries around the world. Hill’s markets pet foods primarily under two trademarks: Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; and Prescription Diet, a range of therapeutic products sold by veterinarians to help nutritionally manage disease conditions in dogs and cats.  Sales of Pet Nutrition products accounted for 14% of the Company’s total worldwide sales in 2009.

For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 14 to the Consolidated Financial Statements.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $269 million, $253 million and $247 million during 2009, 2008 and 2007, respectively.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at individual operating subsidiaries or business units. In some instances, distributors or brokers are used. No single customer accounts for 10% or more of the Company’s sales.

Most raw and packaging materials are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements.  For certain materials, however, new suppliers may have to be qualified under industry, government and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to market price variations.

The Company’s products are sold in a highly competitive global marketplace, which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain product lines of the Company. Product quality and innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s business segments.

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $15 million for 2009. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

Employees

As of December 31, 2009, the Company employed approximately 38,100 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 25, 2010:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	57	1996	Chairman of the Board
			President and Chief Executive Officer
Michael J. Tangney	65	1993	Vice Chairman
Stephen C. Patrick	60	1990	Chief Financial Officer
Andrew D. Hendry	62	1991	Senior Vice President
			General Counsel and Secretary
Fabian T. Garcia	50	2003	Chief Operating Officer,
			Europe, Global Marketing, Customer Development, Supply Chain and Technology
Franck J. Moison	56	2002	Chief Operating Officer
			Emerging Markets
Dennis J. Hickey	61	1998	Vice President and Corporate Controller
Ronald T. Martin	61	2001	Vice President
			Global Social Responsibility
John J. Huston	55	2002	Vice President
			Office of the Chairman
Delia H. Thompson	60	2002	Vice President
			Investor Relations
Hector I. Erezuma	65	2005	Vice President
			Taxation
Daniel B. Marsili	49	2005	Vice President
			Global Human Resources
Gregory P. Woodson	58	2007	Vice President
			Chief Ethics and Compliance Officer
Nina D. Gillman	56	2008	Vice President
			Deputy General Counsel, Global Legal Organization and Assistant Secretary

Name	Age	Date First Elected Officer	Present Title
David R. Groener	55	2008	Vice President
			Global Supply Chain
Alexandre de Guillenchmidt	64	2008	President
			Colgate-Europe
Rosemary Nelson	62	2008	Vice President
			Deputy General Counsel, Operations
Derrick E.M. Samuel	53	2008	President
			Colgate – Greater Asia
Justin P. Skala	50	2008	President
			Colgate-Latin America
Noel R. Wallace	46	2009	President
			Colgate North America and Global Sustainability
Neil Thompson	54	2009	President and Chief Executive Officer
			Hill’s Pet Nutrition, Inc
Elaine Paik	45	2009	Vice President and Corporate Treasurer

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors.  There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

(d) Financial Information about Geographic Areas

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 14 to the Consolidated Financial Statements.  For a discussion of risks associated with our international operations, see Item 1A, “Risk Factors.”

(e) Available Information

The Company’s web site address is   www.colgate.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC). Also available on the Company’s web site are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board of Directors, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers and its proxy statements.

ITEM 1A.	RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.  These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the below risks actually occur, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

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

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows and financial condition. We monitor our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging. We cannot provide assurances, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations.

For example, our results of operations will be adversely impacted by the recent designation of Venezuela as hyper-inflationary and the subsequent currency devaluation in Venezuela.  Exchange controls in Venezuela could also have an adverse impact on our results of operations.   For additional information regarding the potential impact of the risks associated with our operations in Venezuela, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook” and Note 18 to the Consolidated Financial Statements.

 Uncertain global economic conditions and disruptions in the credit markets may adversely affect our business.

Uncertain global economic conditions could adversely affect our business.  Recent global economic trends pose challenges to our business and could result in declining revenues, profitability and cash flow.  Although we continue to devote significant resources to support our brands, during periods of economic uncertainty consumers may switch to economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.  Additionally, retailers may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins.

While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources.  If any financial institutions that are parties to our revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures.  In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business.

Significant competition in our industry could adversely affect our business.

We face vigorous competition around the world, including from other large, multinational consumer product companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities, advertising and new product introductions.

We may be unable to anticipate the timing and scale of such activities or initiatives by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such activities and initiatives may affect our financial performance in the relevant period. Our ability to compete also depends on the strength of our brands and on our ability to protect our patent, trademark and trade dress rights and to defend against related challenges brought by competitors. A failure to compete effectively could adversely affect our growth and profitability.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental initiatives and other conditions.  In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soap.

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

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise our competitive position.

Volatility in material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, tallow, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. In addition, our move to global suppliers, for materials and other services in order to achieve cost reductions and simplify our business, has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry, government and Colgate standards, which can require additional investment and take some period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products.  Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives.  In particular, adverse publicity about product safety or quality and similar types of concerns, real or imagined, or the allegations of product contamination or tampering, whether or not valid, may result in a product recall or reduced demand for our products. A significant product recall could tarnish the image of the affected brands and cause consumers to choose other products.

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

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•	in the U.S.

•
our products and the manufacture of our products are subject to regulation and review and/or approval by the Food and Drug Administration (FDA) as well as by the Consumer Product Safety Commission and the Environmental Protection Agency (EPA),

•	our product claims and advertising are regulated by the Federal Trade Commission, the FDA and the EPA and, in addition,
•	state and local agencies regulate in parallel to the above agencies;

•	we are also subject to similar regulation in the foreign countries in which we manufacture and sell our products; and

•	our selling practices are regulated by competition authorities in the U.S. and abroad.

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

We comply with the regulatory requirements applicable to the manufacture and sale of the products we currently market.  New or more restrictive regulations or more restrictive interpretations of existing regulations, however, could have an adverse impact on our business.  For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries request or conduct reviews of the use of certain ingredients in consumer products, including triclosan.  A finding by a regulatory authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could have an adverse impact on our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients.  Currently, Colgate uses triclosan in certain of its oral, personal and home care products, including Colgate Total toothpaste, Softsoap brand liquid hand soap, Palmolive dish liquid and Protex bar soap.

Our business is subject to the risks inherent in global manufacturing and sourcing activities.

The Company is engaged in manufacturing and sourcing of products and materials on a global scale.  We are subject to the risks inherent in such activities, including, but not limited to:

•	industrial accidents or other occupational health and safety issues,

•	environmental events,

•	strikes and other labor disputes,

•	disruptions in logistics,

•	loss or impairment of key manufacturing sites,

•	raw material and product quality or safety issues,

•	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business. In addition, if our products, or raw materials contained in our products, are found or perceived to be defective or unsafe, we may need to recall some of our products; our reputation and brand image could be diminished; and we could lose market share or become subject to liability claims, any of which could have a material adverse effect on our business.

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

In the U.S., the Company operates approximately 60 properties of which 14 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas.  Piscataway, New Jersey also serves as our global data center.

Overseas, the Company operates approximately 270 properties, of which 70 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment of our business are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, Poland, South Africa, Thailand, Venezuela, Vietnam and elsewhere throughout the world. The Pet Nutrition segment has a major facility in the Czech Republic.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.	LEGAL PROCEEDINGS

The Company is contingently liable with respect to lawsuits, environmental matters and other matters arising in the normal course of business.

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $150 million at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $115 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

The Company has filed a motion for reconsideration with the First Taxpayers’ Council and further appeals are available within the Brazilian federal courts.  The Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts.

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

 In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $69 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

European Competition Matters

During the period from February 2006 to June 2009, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union (EU), France, Germany, Greece, Italy, the Netherlands, Romania, Spain, Switzerland and the United Kingdom (UK).  The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers.  While several of the investigations are ongoing, there have been the following results to date:

●	In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities.
●	In November 2009, the UK Office of Fair Trading informed the Company that it was no longer pursuing its investigation of the Company.
●
In December 2009, the Swiss competition law authority imposed a fine of $5 million on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland.  The Company is appealing the fine in the Swiss courts.

●
In January 2010, the Spanish competition law authority found that four suppliers of shower gel had entered into an agreement regarding product down-sizing, for which Colgate’s Spanish subsidiary was fined $3 million. The Company intends to appeal the fine in the Spanish courts.

●	While the investigations of the Company’s Romanian subsidiary by the Romanian competition authority are now closed, a complainant has petitioned the court to reopen one of the investigations.

Currently, formal claims of violations, or statements of objections, are pending against the Company in France and Italy.  The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four consumer goods companies, including the Company’s French subsidiary.   The Italian competition authority alleges that 17 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector.  The Company will have an opportunity to respond to each of these statements of objections.  Investigations are ongoing in the EU, France, Germany, Greece and the Netherlands, but no formal claims of violations have been filed in these jurisdictions.

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted, in some cases, to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, as necessary, take additional reserves as and when appropriate.

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

For additional discussion of the Company’s contingencies refer to Note 13 to the Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to the information regarding the market for the Company’s common stock and the quarterly market price information appearing under the caption “Market and Dividend Information”, and the “Number of common shareholders of record” under the caption “Historical Financial Summary”. For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 of this report.

 Issuer Purchases of Equity Securities

For each of the three months in the quarter ended December 31, 2009, the Company repurchased its common stock under a share repurchase program that was approved by the Board of Directors in January 2008 (the 2008 Program). Under the 2008 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock.  The Board’s authorization also provided for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares were repurchased in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2009:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through 31, 2009	437,885	$77.75	415,700	6,996,647
November 1 through 30, 2009	2,040,557	$81.95	2,005,000	4,991,647
December 1 through 31, 2009	2,528,399	$83.64	2,515,000	2,476,647
Total	5,006,841	$82.44	4,935,700
____________
(1)	Includes share repurchases under the 2008 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 71,141 shares, all of which relate to shares surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

(Dollars in Millions Except Per Share Amounts)

On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) effective as of that date.  The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.  As with the prior program, the Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview and Outlook

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), organic sales growth, gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s corporate governance practices (including the Company’s Code of Conduct) help to maintain business health and strong internal controls.

(Dollars in Millions Except Per Share Amounts)

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental and veterinary professionals and retail customers.  Growth opportunities are greater in emerging markets where economic development is likely to expand the markets for the Company’s products.

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

The Company operates in a highly competitive global marketplace and looking forward, expects global macroeconomic and market conditions to remain highly challenging.  As disclosed in “Item 1A. Risk Factors”, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.

Venezuela has been designated hyper-inflationary effective January 1, 2010.  Consequently, the functional currency for the Company’s Venezuelan subsidiary will be the U.S. dollar and the impact of all future Venezuelan currency fluctuations will be recorded in income.  See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure—Foreign Exchange Risk” below and Note 18 to the Consolidated Financial Statements.

Also, on January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure.  As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods.  While we currently believe that many of our products may receive the 2.60 rate of exchange, we will remeasure the financial statements of our Venezuelan subsidiary for 2010 and future periods at the rate at which we expect to remit dividends, which currently is 4.30.  While difficult to project, our preliminary estimate is that the impact of the devaluation will be a net reduction in 2010 diluted earnings per share of between $0.06 and $0.10 per share.  This includes the ongoing negative impact from foreign exchange translation, partially offset by one-time benefits from lower taxes on accrued but unpaid remittances and the remeasurement of the local balance sheet at the devaluation date.  As actual results may differ, please see “Cautionary Statement on Forward-Looking Statements” below.  The Venezuelan government continues to impose currency exchange controls.  We could be negatively affected if we are unable to obtain U.S. dollars at either of the official rates, in which case we may have to obtain dollars through transactions on the parallel market, where the exchange rate is less favorable.  In 2009, our Venezuelan operations contributed 6% of consolidated net sales.

Lower commodity and oil prices as compared with 2008 had a favorable impact on the Company’s results for 2009. The Company believes that this effect should continue in 2010 and, coupled with ongoing aggressive savings programs and favorable currency trends, should offset the impact of any pressures on selling prices or the costs of any consumption building programs that may be implemented to drive volume given the uncertain economic environment.  However, continued difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact the Company’s suppliers, customers and consumers which could, in turn, have an adverse impact on the Company’s business.

(Dollars in Millions Except Per Share Amounts)

As a result of the Company’s four-year restructuring and business-building program (the 2004 Restructuring Program), which was finalized as of December 31, 2008, the Company streamlined its global supply chain, reallocated resources to enhance its sales, marketing and new product organizations in high-potential developing countries and other key markets and consolidated these organizations in certain mature markets.  The savings and benefits from the 2004 Restructuring Program, along with the Company’s other ongoing cost-savings and growth initiatives, are providing funds for investment in support of key categories and markets and new product development, while also supporting an increased level of profitability.

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: getting closer to the consumer, the profession and customers; effectiveness and efficiency in everything; innovation everywhere; and leadership. This focus, together with the strength of the Company’s global brand names and its broad international presence in both mature and emerging markets, should position the Company well to increase shareholder value over the long-term.

Results of Operations

Net Sales

Worldwide Net sales were $15,327 in 2009, level with 2008 as volume growth of 0.5% and net selling price increases of 6.0% were offset by a negative foreign exchange impact of 6.5%. Worldwide organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments) grew 6.5% in 2009.

Net sales in the Oral, Personal and Home Care segment were $13,195 in 2009, level with 2008, as volume growth of 2.0% and net selling price increases of 5.5% were offset by a negative foreign exchange impact of 7.5%. The 2008 divestment of a non-core brand in Germany impacted sales growth in 2009 by 0.5% versus 2008. Excluding the impact of this divestment, Net sales increased 0.5% in 2009 on volume growth of 2.5%. Organic sales in the Oral, Personal and Home Care segment grew 8.0% in 2009.

Net sales in Hill’s Pet Nutrition were $2,132 in 2009, down 0.5% from 2008 as net selling price increases of 8.5% were more than offset by 7.5% volume declines and a 1.5% negative impact of foreign exchange. Organic sales in Hill’s Pet Nutrition grew 1.0% in 2009.

Worldwide Net sales were $15,330 in 2008, up 11.0% from 2007, driven by volume growth of 3.5%, net selling price increases of 5.5% and a positive foreign exchange impact of 2.0%. The 2007 divestment of the Latin American household bleach business and the 2008 divestment of the Senegal fabric care business reduced sales growth for 2008 by 0.5% versus 2007. Excluding the impact of these divestments, Net sales increased 11.5% in 2008 on volume growth of 4.0%. Worldwide organic sales grew 9.5% in 2008.

(Dollars in Millions Except Per Share Amounts)

Gross Profit

Worldwide gross profit margin was 58.8% in 2009, 56.3% in 2008 and 56.2% in 2007.  Restructuring and implementation-related charges incurred under the 2004 Restructuring Program included in Cost of sales for the years ended December 31, 2008 and 2007 were $59 and $154, respectively. The 2004 Restructuring Program lowered the reported gross profit margin by 40 basis points (bps) and 110 bps in 2008 and 2007, respectively. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.7% in 2008 and 57.3% in 2007. The gross profit increase in 2009 was driven by higher pricing and a continued focus on cost-savings programs, partially offset by a negative foreign exchange impact and costs related to the remeasurement of liabilities related to inventory purchases in Venezuela. Excluding the impact of the 2004 Restructuring Program, the decrease in 2008 was due to increases in raw and packaging material costs, partially offset by higher pricing and a continued focus on cost-savings programs.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges” below and Note 4 to the Consolidated Financial Statements.

During 2009, due to currency exchange control limitations in Venezuela, the Company’s Venezuelan subsidiary (CP Venezuela) settled certain of its U.S. dollar-denominated liabilities with dollars obtained through securities transactions in the parallel market at an exchange rate less favorable than the official rate. As a result, in the second half of 2009, CP Venezuela incurred $92 of higher costs related to the remeasurement of U.S. dollar liabilities to be settled with proceeds from these transactions, $65 of which is included in Gross profit for liabilities related to the purchase of inventory and $27 of which is included in Other (income) expense, net for all other liabilities. Additionally, in order to manage its overall currency exposure, CP Venezuela has purchased $210 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of Net sales were 34.5% in 2009, 35.4% in 2008 and 36.1% in 2007. Included in Selling, general and administrative expenses are charges related to the 2004 Restructuring Program of $81 (0.5% of Net sales) in 2008 and $49 (0.4% of Net sales) in 2007.  The 90 bps decrease in 2009 was driven primarily by the absence of charges related to the 2004 Restructuring Program in 2009, lower advertising costs (80 bps) and a continued focus on cost-savings programs, partially offset by higher pension and benefit costs. Selling, general and administrative expenses as a percentage of Net sales in 2008 decreased by 70 bps due to moderating levels of advertising investment (40 bps) and a continued focus on cost savings programs.

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $111, $103 and $54 in 2009, 2008 and 2007, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2009	2008	2007
Amortization of intangible assets	$22	$19	$18
Legal and environmental matters	27	23	—
Remeasurement of certain liabilities in Venezuela	27	—	—
Asset impairments	16	—	—
Equity (income)	(5)	(4)	(4)
2004 Restructuring Program	—	24	56
Investment losses (income)	—	25	(2)
Gain on sales of non-core product lines, net	—	—	(49)
Pension settlement charges	—	—	15
Hill’s limited voluntary recall	—	—	13
Other, net	24	16	7
Total Other (income) expense, net	$111	$103	$54

Operating Profit

In 2009, Operating profit increased 17% to $3,615 from $3,101 in 2008. In 2008, Operating profit increased 14% from $2,720 in 2007.  Excluding the impact of the 2004 Restructuring Program and other items set forth below, Operating profit increased 11% in 2009 and 10% in 2008 as follows:

			%		%
	2009	2008	Change	2007	Change
Operating profit, GAAP	$3,615	$3,101	17%	$2,720	14%
2004 Restructuring Program	—	164		259
Gain on sale of non-core product lines, net	—	—		(49)
Pension settlement charges	—	—		15
Hill’s limited voluntary recall	—	—		14
Operating profit, non-GAAP	$3,615	$3,265	11%	$2,959	10%

Interest Expense, Net

Interest expense, net was $77 in 2009 compared with $96 in 2008 and $157 in 2007. The decrease in Interest expense, net from 2008 to 2009 was due to lower average interest rates and lower debt levels.  The decrease in Interest expense, net from 2007 to 2008 was due to lower average interest rates.

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 32.2% in both 2009 and 2008, and 29.6% in 2007. The tax rate in all years benefited from global tax planning strategies. The 2007 effective tax rate reflects a 300 bps reduction from the recognition of $74 of tax benefits as a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $95 that was partially offset by tax provisions for the recapitalization of certain overseas subsidiaries and increases of 40 bps from the impact of the Company’s 2004 Restructuring Program and 10 bps from the sale of the household bleach business in Latin America.

The impact of the 2004 Restructuring Program on the effective income tax rate for an individual period depended on the projects and the related tax jurisdictions involved. The tax benefit derived from the charges incurred in 2008 and 2007 for the 2004 Restructuring Program was at a rate of 31.4% and 28.9%, respectively.

For additional information regarding the Company’s income taxes, refer to Note 11 to the Consolidated Financial Statements.

Net Income

Net income was $2,291, or $4.37 per share on a diluted basis in 2009 compared with $1,957, or $3.66 per share on a diluted basis in 2008 and $1,737 or $3.20 per share in 2007. Net income in 2008 included $113 ($0.21 per share) of charges related to the Company’s 2004 Restructuring Program.  Net income in 2007 included a $30 ($0.05 per share) gain on the sale of the household bleach business in Latin America and an income tax benefit of $74 ($0.14 per share) related to the tax items noted above, which were more than offset by $184 ($0.34 per share) of charges related to the Company’s 2004 Restructuring Program, $10 ($0.02 per share) of pension settlement charges and $8 ($0.01 per share) of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

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

To conform to the current year presentation required by the Consolidation Topic of the Financial Accounting Standards Board (FASB) Codification, the amounts of Net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries of $80 and $67 for years ended December 31, 2008 and December 31, 2007, respectively, which were previously deducted from Greater Asia/Africa Operating profit, have been reclassified to a new line below Operating profit.

(Dollars in Millions Except Per Share Amounts)

Worldwide Net Sales by Business Segment and Geographic Region

	2009	2008	2007
Oral, Personal and Home Care
North America	$2,950	$2,852	$2,721
Latin America	4,319	4,088	3,489
Europe/South Pacific	3,271	3,582	3,383
Greater Asia/Africa	2,655	2,660	2,338
Total Oral, Personal and Home Care	13,195	13,182	11,931
Pet Nutrition	2,132	2,148	1,859
Total Net sales	$15,327	$15,330	$13,790

Worldwide Operating Profit by Business Segment and Geographic Region

	2009	2008	2007
Oral, Personal and Home Care
North America	$843	$689	$667
Latin America	1,360	1,181	1,006
Europe/South Pacific	748	746	764
Greater Asia/Africa	631	527	430
Total Oral, Personal and Home Care	3,582	3,143	2,867
Pet Nutrition	555	542	487
Corporate	(522)	(584)	(634)
Total Operating profit	$3,615	$3,101	$2,720

North America

Net sales in North America increased 3.5% in 2009 to $2,950 as a result of 4.0% volume growth and level selling prices, partially offset by a 0.5% negative impact of foreign exchange. Organic sales in North America grew 4.0% in 2009. Products contributing to growth in oral care included Colgate Total Enamel Strength, Colgate Sensitive Enamel Protect and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° ActiFlex, Colgate Max Fresh and Colgate Max White manual toothbrushes and the new Colgate Wisp mini-brush. Products contributing to growth in other categories included Softsoap Nutri Serums, Softsoap Body Butter Coconut Scrub, Irish Spring Hair and Body and Cool Relief body washes, and Palmolive Pure + Caring and Ajax Lime with Bleach Alternative dish liquids. Net sales in North America increased 5.0% in 2008 to $2,852 as a result of 1.5% volume growth and net selling price increases of 3.5%.

Operating profit in North America increased 22% in 2009 to $843 due to sales growth, cost-saving initiatives and lower raw and packaging material costs.  In 2008, Operating profit in North America increased 3% to $689 due to sales growth and the benefits from restructuring and other cost-saving initiatives, partially offset by higher raw and packaging material costs.

(Dollars in Millions Except Per Share Amounts)

Latin America

Net sales in Latin America increased 5.5% in 2009 to $4,319 as a result of 3.0% volume growth and net selling price increases of 13.5%, partially offset by an 11.0% negative impact of foreign exchange. Organic sales in Latin America grew 16.5% in 2009. Volume gains were led by Brazil, Venezuela, Colombia, and Mexico. Products contributing to growth in oral care included Colgate Total Professional Sensitive, Colgate Total Professional Whitening and Colgate Triple Action toothpastes, Colgate 360° ActiFlex, Colgate 360° Deep Clean and Colgate Max White manual toothbrushes and Colgate Plax Complete Care and Colgate Plax Sensitive mouthwashes. Products contributing to growth in other categories included Protex Aloe bar soap, Axion Professional dish liquid, Lady Speed Stick Depil Control and Speed Stick Waterproof deodorants, and Suavitel GoodBye Ironing and Suavitel Magic Moments fabric conditioners. In 2008, Net sales in Latin America increased 17.0% to $4,088 as a result of 6.0% volume growth, net selling price increases of 9.5% and 1.5% positive impact of foreign exchange. The divestment of the Latin American household bleach business reduced 2008 sales growth by 0.5% versus the comparable period of 2007. Excluding the impact of this divestment, Net sales increased 17.5% in 2008 on volume growth of 6.5%. Organic sales grew in Latin America 16.0% in 2008.

Operating profit in Latin America increased 15% in 2009 to $1,360 as a result of sales growth and cost-saving initiatives.  In 2008, Operating profit in Latin America increased 17% to $1,181 as a result of sales growth and the benefits from restructuring and other cost-saving initiatives, which more than offset increased raw material costs and advertising spending.

Europe/South Pacific

Net sales in Europe/South Pacific decreased 8.5% in 2009 to $3,271 as net selling price increases of 0.5% were more than offset by 0.5% in volume declines and an 8.5% negative impact of foreign exchange. The 2008 divestment of a non-core brand in Germany impacted sales growth for 2009 by 0.5% versus 2008. Excluding the impact of this divestment, Net sales decreased 8.0% in 2009 and volume was level with 2008. Organic sales in Europe/South Pacific grew 0.5% in 2009. Volume gains in the United Kingdom, Greece, Denmark and Australia were more than offset by volume declines in Spain, Germany, Slovenia and Ireland. Products contributing to growth in oral care included Colgate Sensitive Pro-Relief, Colgate Total Advanced Clean and Colgate Max Fresh with Mouthwash Beads toothpastes, Colgate 360° ActiFlex and Colgate Max White manual toothbrushes and Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinses. Products contributing to growth in other categories included Palmolive Aromatherapy Morning Tonic shower gel, Ajax Professional bucket dilutable and Ajax Professional glass cleaners, Lady Speed Stick Clinical Protection and Lady Speed Stick Depil Protect deodorants and Soupline Magic Moments and Soupline Aroma Tranquility fabric conditioners. In 2008, Net sales in Europe/South Pacific increased 6.0% to $3,582 as a result of 0.5% volume growth and a 5.5% positive impact of foreign exchange. Organic sales in Europe/South Pacific grew 0.5% in 2008.

Operating profit in Europe/South Pacific was level at $748 in 2009, as a continued focus on cost-savings programs, lower advertising costs and lower raw and packaging material costs offset the negative impact of foreign exchange. In 2008, Operating profit in Europe/South Pacific decreased 2% to $746, reflecting higher raw and packaging material costs, as well as higher selling, general and administrative costs, partially due to increased advertising spending.

(Dollars in Millions Except Per Share Amounts)

Greater Asia/Africa

Net sales in Greater Asia/Africa were level in 2009 at $2,655 as volume growth of 2.0% and net selling prices of 6.0% were offset by a 8.0% negative impact of foreign exchange. Organic sales in Greater Asia/Africa grew 8.0% in 2009. Volume gains were led by India, the Greater China region, Turkey and Thailand. Products driving oral care growth included Colgate Sensitive Pro-Relief, Colgate Total Professional Clean and Colgate 360° Whole Mouth Clean toothpastes, Colgate 360° ActiFlex and Colgate Max White manual toothbrushes and Colgate Plax Ice and Colgate Plax Complete Care mouthwashes. Products contributing to growth in other categories included Palmolive Spa Banya shower liquid and bar soap and Lady Speed Stick Depil Control deodorant. In 2008, Net sales in Greater Asia/Africa increased 14.0% to $2,660 as a result of 7.0% volume growth, an increase in net selling prices of 5.5% and a 1.5% positive impact of foreign exchange. The divestment of the Senegal fabric care business reduced 2008 sales growth by 0.5% versus 2007. Excluding the impact of this divestment, sales increased 14.5% in 2008 on volume growth of 7.5%. Organic sales in Greater Asia/Africa grew 13.0% in 2008.

Operating profit in Greater Asia/Africa increased 20% in 2009 to $631, reflecting higher pricing, lower raw and packaging material costs and cost-saving initiatives. In 2008, Operating profit in Greater Asia/Africa increased 23% to $527 as a result of sales growth and cost-saving initiatives, which more than offset higher raw material costs and advertising spending.

Hill’s Pet Nutrition

Net sales for Hill’s Pet Nutrition decreased 0.5% in 2009 to $2,132 as 8.5% net selling price increases were more than offset by 7.5% volume declines and a 1.5% negative impact of foreign exchange. Volume was negatively impacted in part due to price increases taken in late 2008 and early 2009 in response to significantly higher commodity costs. Organic sales in Hill’s Pet Nutrition grew 1.0% in 2009. New products contributing to sales in the U.S. specialty channel include a significantly expanded line of Science Diet Simple Essentials Treats Canine. New pet food products contributing to international sales include Science Plan Snacks Canine and Science Plan Healthy Mobility Canine. In 2008, Net sales for Hill’s Pet Nutrition increased 15.5% to $2,148 as a result of 2.5% volume growth, an increase in net selling prices of 10.5% and a 2.5% positive impact of foreign exchange.  Organic sales in Hill’s Pet Nutrition grew 13.0% in 2008.

Operating profit for Hill’s Pet Nutrition increased 2% to $555 in 2009 due to higher pricing, lower raw and packaging material costs and cost-saving initiatives. In 2008, the Operating profit increased 11% to $542 due to increased sales partially offset by higher agricultural commodities costs and higher advertising spending.

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

(Dollars in Millions Except Per Share Amounts)

Corporate

Operating profit (loss) for the Corporate segment was ($522), ($584) and ($634) in 2009, 2008 and 2007, respectively. Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation related to stock options and restricted stock awards, restructuring and related implementation costs, gains and losses on sales of non-core product lines and assets, and, in 2007, certain pension settlement charges as well as the impact on Operating profit of the limited voluntary recall of certain Hill’s Pet Nutrition feline products. The components of Operating profit (loss) for the Corporate segment are presented below:

	2009	2008	2007
Gain on sales of non-core product lines, net	$—	$—	$49
2004 Restructuring Program	—	(164)	(259)
Pension settlement charges	—	—	(15)
Hill’s limited voluntary recall	—	—	(14)
Corporate overhead costs and other, net	(522)	(420)	(395)
Total Corporate Operating profit (loss)	$(522)	$(584)	$(634)

Corporate Operating profit (loss) in 2009 decreased as compared to 2008, primarily due to the absence of  charges related to the 2004 Restructuring Program, offset by higher Corporate overhead costs, primarily pension and benefit costs.

Corporate Operating profit (loss) in 2008 decreased as compared to 2007, primarily due to lower charges related to the 2004 Restructuring Program, partially offset by higher charges for legal and environmental costs and investment losses.  In addition, 2007 includes the negative impact of pension settlement charges and the negative impact of the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

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

(Dollars in Millions Except Per Share Amounts)

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

Restructuring and Related Implementation Charges

2004 Restructuring Program

The Company’s 2004 Restructuring Program to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred in the twelve months ended December 31, 2009. The restructuring accrual decreased from $33 at December 31, 2008 to $15 at December 31, 2009, primarily due to cash payments for termination benefits, exit activities and the implementation of strategies.

Charges incurred in connection with the implementation of various projects since inception were as follows:

Cumulative Charges as of December 31, 2008
Termination Benefits	$426
Incremental Depreciation	222
Asset Impairments	47
Other	374
Total cumulative 2004 Restructuring Program charges, pretax	$1,069

Other charges primarily consisted of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges included ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. Since the inception of the 2004 Restructuring Program in December 2004, the Company has incurred $46 of charges related to start-up costs for new manufacturing facilities and $137 of costs for the development and implementation of new business and strategic initiatives.

Total charges related to the 2004 Restructuring Program were as follows: North America (36%), Europe/South Pacific (28%), Latin America (4%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (1%) and Corporate (21%).

(Dollars in Millions Except Per Share Amounts)

For the years ended December 31, 2008 and 2007, restructuring and implementation-related charges were reflected in the income statement as follows:

	2008	2007
Cost of sales	$59	$154
Selling, general and administrative expenses	81	49
Other (income) expense, net	24	56
Total 2004 Restructuring Program charges, pretax	$164	$259
Total 2004 Restructuring Program charges, aftertax	$113	$184

Restructuring and implementation-related charges in the preceding table were recorded in the Corporate segment as these decisions were centrally directed and controlled and were not included in internal measures of segment operating performance.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual balances:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2006	$53	$—	$—	$12	$65
Charges	81	41	—	137	259
Cash payments	(65)	—	—	(138)	(203)
Charges against assets	(14)	(41)	—	(5)	(60)
Other	(2)	—	—	3	1
Foreign exchange	2	—	—	—	2
Balance at December 31, 2007	$55	$—	$—	$9	$64
Charges	33	20	(12)	123	164
Cash payments	(74)	—	—	(121)	(195)
Charges against assets	(3)	(20)	12	21	10
Other	—	—	—	(7)	(7)
Foreign exchange	1	—	—	(4)	(3)
Balance at December 31, 2008	$12	$—	$—	$21	$33
Charges	—	—	—	—	—
Cash payments	(7)	—	—	(11)	(18)
Charges against assets	—	—	—	—	—
Other	—	—	—	—	—
Foreign exchange	(1)	—	—	1	—
Balance at December 31, 2009	$4	$—	$—	$11	$15

Termination benefits incurred pursuant to the 2004 Restructuring Program were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements amounting to $3 in 2008, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

(Dollars in Millions Except Per Share Amounts)

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

During 2008, Other charges related to start-up costs for new manufacturing facilities were $5 and costs incurred for the development and implementation of new business and strategic initiatives were $66.  Start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives were expensed as incurred.

 Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including debt service, dividends, capital expenditures and planned stock repurchases). The Company believes its strong cash-generating capability and financial condition should continue to allow it broad access to financial markets worldwide.

Cash Flow

Net cash provided by operations in 2009 was $3,277 as compared with $2,302 in 2008 and $2,252 in 2007. The increase in 2009 as compared to 2008 is primarily related to improved profitability, decreased working capital and lower cash spending related to the 2004 Restructuring Program, partially offset by higher tax payments.  The increase in 2008 as compared to 2007 reflects the Company’s improved profitability, offset by increased working capital, higher tax payments and higher voluntary cash contributions to the Company’s U.S. postretirement benefit plans.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.4%) of Net sales in 2009 as compared with 2.5% in 2008. The decrease in working capital in 2009 is primarily related to improved accounts receivable days’ sales outstanding and decreased inventory days outstanding, while current liabilities including income taxes increased with our profitability.  In 2008, higher balances in accounts receivable were due primarily to higher Net sales.  Additionally, inventory and accounts payable and other accruals increased in 2008 as a result of raw material cost increases and inventory build-up for new product launches and promotional activities.

Investing activities used $841 of cash during 2009 compared with uses of $613 and $528 during 2008 and 2007, respectively. Investing activities for 2009 included the purchase of $210 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. The increase in use in 2008 as compared to 2007 was primarily due to higher capital spending and lower proceeds from the sale of property and non-core product lines, offset by lower payments for acquisitions.

(Dollars in Millions Except Per Share Amounts)

Capital expenditures were $575, $684 and $583 for 2009, 2008 and 2007, respectively. Lower capital expenditures in 2009 reflected the completion during the year of certain capacity expansions, as well as the completion of the 2004 Restructuring Program at the end of 2008.  Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2010 are expected to represent approximately 3.5% of Net sales.

Investing activities in 2009 and 2008 included $17 and $58, respectively, of proceeds from the sale of certain assets, including certain asset sales in 2008 related to the 2004 Restructuring Program.  Investing activities in 2007 included $67 of net proceeds from the sale of the Company’s Latin American household bleach business and $43 of proceeds from the sale of other property related to the 2004 Restructuring Program.  In 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $27.

Financing activities used $2,270 of cash during 2009 compared to $1,530 and $1,803 during 2008 and 2007, respectively.  The increase in 2009 was primarily due to higher net debt payments and an increase in dividends paid.  The decrease in 2008 was primarily due to fewer repurchases of common stock.

Long-term debt decreased to $3,147 as of December 31, 2009 as compared to $3,676 as of December 31, 2008 and total debt decreased to $3,182 as of December 31, 2009 as compared to $3,783 as of December 31, 2008. The Company’s long-term debt is rated AA- by Standard & Poor’s and Aa3 by Moody’s Investors Service.

At December 31, 2009, the Company had access to unused domestic and foreign lines of credit of $3,014 and could also issue medium-term notes pursuant to an effective shelf registration statement. In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility.  The facility has an expiration date of November 2012.  These domestic lines are available for general corporate purposes and to support the issuance of commercial paper.

During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the Company’s shelf registration statement. Proceeds from the debt issuance were primarily used to reduce commercial paper borrowings. In addition, during the third quarter of 2009, to effectively convert a portion of the Company’s fixed rate debt portfolio to a variable rate, the Company also entered into interest rate swaps, with a total notional value of $330.

During 2008, the Company issued $250 of five-year notes at a fixed rate of 4.2% under the Company’s shelf registration statement.  The Company simultaneously entered into interest rate swaps to effectively convert the fixed interest rate of the notes to a variable rate.  During 2008, the Company also issued approximately $75 of forty-year notes at a variable rate, also under the shelf registration statement.  Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

During 2007, the Company issued 250 million of Euro-denominated medium-term notes maturing in June 2014 at a fixed interest rate of 4.75%, payable annually.  The net proceeds of approximately $332 (248 million Euros) from the issuance were used to pay down U.S. dollar-denominated commercial paper.

(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $0 and $735 as of December 31, 2009 and 2008, respectively. The average daily balances outstanding for commercial paper in 2009 and 2008 were $1,144 and $1,284, respectively.  These borrowings carry a Standard & Poor’s rating of A-1+ and a Moody’s Investors Service rating of P-1. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2012.

Certain of the facilities with respect to the Company’s bank borrowings contain cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. See Note 6 to the Consolidated Financial Statements for further information about the Company’s long-term debt and credit facilities.

Dividend payments in 2009 were $981, an increase from $889 in 2008 and $798 in 2007. Common stock dividend payments increased to $1.72 per share in 2009 from $1.56 per share in 2008 and $1.40 per share in 2007. The Series B Preference stock dividend payments increased to $13.76 per share in 2009 from $12.48 per share in 2008 and $11.20 per share in 2007.  On February 4, 2010, the Company’s Board of Directors increased the quarterly common stock cash dividend to $0.53 per share, effective as of the second quarter 2010.

The Effect of exchange rate changes on Cash and cash equivalents in 2009 primarily reflects the premium associated with acquiring U.S. dollar currency through parallel market transactions in Venezuela.

The Company repurchases its shares of common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. The repurchases are made pursuant to programs authorized by the Company’s Board of Directors.  Shares repurchased from January 30, 2008 through February 4, 2010 were repurchased pursuant to a program authorized by the Board on January 30, 2008 (the 2008 Program) and shares repurchased from March 9, 2006 to January 29, 2008 were repurchased pursuant to a program authorized by the Board on March 9, 2006 (the 2006 Program).  On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) which replaced the 2008 Program. The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.

Aggregate repurchases in 2009 included 13.9 million common shares under the 2008 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,063.  Aggregate repurchases in 2008 included 13.8 million common shares under both the 2008 Program and the 2006 Program, and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,073.  Aggregate repurchases in 2007 included 20.8 million common shares for a total purchase price of $1,269.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2009:

		Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt including current portion	$3,147	$326	$639	$341	$262	$358	$1,221
Net cash interest payments on long-term debt(1)	686	110	98	87	68	58	265
Leases	1,283	185	158	140	121	109	570
Purchase obligations(2)	551	287	140	77	25	11	11
Total(3)	$5,667	$908	$1,035	$645	$476	$536	$2,067
____________
(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2009 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

(3)
Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates,” below) and voluntary Company contributions.  Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2012.  Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2010, is approximately $120, including approximately $35 for other retiree benefit plans. These estimated cash requirements include approximately $55 of projected contributions to the Company’s postretirement plans, comprised of $35 of voluntary contributions to our U.S. pension plans and approximately $20 of projected benefit payments made directly to participants of unfunded plans.

Liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities.  See Note 11 to the Consolidated Financial Statements for more information.

As more fully described in Note 13 to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

(Dollars in Millions Except Per Share Amounts)

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of leveraged derivatives for any purpose as well as derivatives for trading purposes.

The sensitivity of our financial instruments to these market fluctuations is discussed below. See Note 2 and Note 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies and fair value measurements.

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. Our foreign currency exposures reflect the Company’s operations in the markets in Latin America (28% of Net sales), Europe/South Pacific (21% of Net sales) and Asia/Africa (17% of Net sales). The Company manages its foreign currency exposures in these markets through a combination of cost-containment measures, selling price increases and foreign currency hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements. See the “Results of Operations” section above for discussion of the foreign exchange impact on Net sales in each segment.

The assets and liabilities of foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars at year-end exchange rates with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year.

For subsidiaries operating in highly inflationary environments, inventories, prepaids, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while other assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income.

The Company primarily utilizes foreign currency contracts, including forward and swap contracts, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries.  The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable forward rates.

(Dollars in Millions Except Per Share Amounts)

Our foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $4 at December 31, 2009 and net unrealized losses of $5 at December 31, 2008. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2009, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $17.

Interest Rate Risk

The Company manages its targeted mix of fixed and floating rate debt with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility.  The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt in all cases, and the swaps are valued using observable benchmark rates.

Based on year-end 2009 variable rate debt levels, a 1-percentage-point increase in interest rates would have increased Interest expense, net by $10 in 2009.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, tallow, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

Our open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized losses of $0 and $7 for the years ended December 31, 2009 and 2008, respectively. At the end of 2009, an unfavorable 10% change in commodity futures prices would have resulted in an unrealized net loss of $1.

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with highly rated diverse counterparties.

Recent Accounting Pronouncements

No new accounting pronouncement issued or which became effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

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

•
Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent of sales would have decreased by 730 bps, from 58.8% to 51.5%, in 2009 and decreased by 780 and 790 bps in 2008 and 2007, respectively, with no impact on reported earnings.

•
The Company accounts for inventories using both the first-in, first-out (FIFO) method (approximately 79% of inventories) and the last-in, first-out (LIFO) method (approximately 21% of inventories). There would have been no material impact on reported earnings for 2009, 2008 and 2007 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingencies.

•
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. defined benefit plans was 5.75%, 6.30% and 6.50% as of December 31, 2009, 2008 and 2007, respectively. The discount rate for other U.S. postretirement plans was 5.75%, 5.80% and 6.50% as of December 31, 2009, 2008 and 2007, respectively.  Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA. The assumed long-term rate of return on plan assets for U.S. plans was 8.0% as of December 31, 2009, 2008 and 2007. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return.

(Dollars in Millions Except Per Share Amounts)

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 17%, 5%, 4%, 6%, and 9%, respectively. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 33% in fixed income securities (which are expected to earn approximately 6% in the long-term), 63% in equity securities (which are expected to earn approximately 9.25% in the long-term) and 4% in real estate and other (which are expected to earn approximately 6% in the long-term). A 1% change in either the discount rate or the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income by approximately $10. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return.  This rate was 4.0% as of December 31, 2009, 2008 and 2007. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

•
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 9.00% for 2010, declining to 5.00% by 2016 and remaining at 5.00% for the years thereafter. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income by $5.

•
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2009 was $12.06. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in fair value.  A one-year change in term would result in a change in fair value of approximately 9%. A one percent change in volatility would change fair value by approximately 5%.

•
The asset impairment analysis performed for goodwill and intangible assets requires several estimates including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, significant changes in these estimates would have to occur to result in an impairment charge related to these assets.

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

(Dollars in Millions Except Per Share Amounts)

•
Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, on-going results of operations or cash flows. Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

The Company generates revenue through the sale of well-known consumer products to trade customers under established trading terms. While the recognition of revenue and receivables requires the use of estimates, there is a short time frame (typically less than 60 days) between the shipment of product and cash receipt, thereby reducing the level of uncertainty in these estimates. Refer to Note 2 to the Consolidated Financial Statements for further description of the Company’s significant accounting policies.

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, the impact of the recent currency devaluation in Venezuela, cost-reduction plans, tax rates and new product introductions, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.  The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including  currency rate fluctuations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as required, changes in the policies of retail trade customers and our ability to continue lowering costs and to mitigate the impact of the recent currency devaluation in Venezuela.  For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to “Risk Factors” in Item 1A.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and concluded that it is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and has expressed an unqualified opinion in their report, which appears in this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 25, 2010, the Company amended the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan to limit the benefit payable thereunder so that such benefit, when expressed as a lump sum value, together with the benefit payable under the Colgate-Palmolive Company Employees’ Retirement Income Plan, also expressed as a lump sum, will not exceed a cap of $20 million, with such cap to be adjusted at an annual rate of 6%.  The plan amendment is filed as Exhibit 10-B(d) to this report.  For additional information regarding the Company’s retirement plans, see the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the registrant and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the 2010 Proxy Statement).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman, President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgate.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2010 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2009:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	27,892	(1)	$58	(2)	29,579	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	27,892		$58		29,579
____________
(1)
Consists of 25,091 options outstanding and 2,801 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $65 and restricted shares of $0.
(3)	Amount includes 18,426 options available for issuance under the Company’s Stock Option Plans and 11,153 of restricted shares available for issuance under the Company’s Incentive Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2010 Proxy Statement is incorporated herein by reference.

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

Colgate-Palmolive Company (Registrant)

Date: February 25, 2010	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors

/s/ Ian Cook	/s/ John T. Cahill
Ian Cook Chairman of the Board, President and Chief Executive Officer	John T. Cahill

/s/ Jill K. Conway
Jill K. Conway

(b) Principal Financial Officer
/s/ Stephen C. Patrick	/s/ Ian Cook
Stephen C. Patrick Chief Financial Officer	Ian Cook

(c) Principal Accounting Officer	/s/ Ellen M. Hancock
Ellen M. Hancock

/s/Dennis J. Hickey	/s/ David W. Johnson
Dennis J. Hickey Vice President and Corporate Controller	David W. Johnson

/s/ Richard J. Kogan
Richard J. Kogan

/s/ Delano E. Lewis
Delano E. Lewis

/s/ J. Pedro Reinhard
J. Pedro Reinhard

/s/ Stephen I. Sadove
Stephen I. Sadove

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2010

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2009	2008(A)	2007(A)
Net sales	$15,327	$15,330	$13,790
Cost of sales	6,319	6,704	6,043
Gross profit	9,008	8,626	7,747
Selling, general and administrative expenses	5,282	5,422	4,973
Other (income) expense, net	111	103	54
Operating profit	3,615	3,101	2,720
Interest expense, net	77	96	157
Income before income taxes	3,538	3,005	2,563
Provision for income taxes	1,141	968	759
Net income including noncontrolling interests	2,397	2,037	1,804
Less: Net income attributable to noncontrolling interests	106	80	67
Net income	$2,291	$1,957	$1,737
Earnings per common share, basic	$4.53	$3.81	$3.35
Earnings per common share, diluted	$4.37	$3.66	$3.20

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification. See Note 2 to Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Share Amounts)

	2009	2008(A)
Assets
Current Assets
Cash and cash equivalents	$600	$555
Receivables (net of allowances of $52 and $47, respectively)	1,626	1,592
Inventories	1,209	1,197
Other current assets	375	366
Total current assets	3,810	3,710
Property, plant and equipment, net	3,516	3,119
Goodwill, net	2,302	2,152
Other intangible assets, net	821	834
Other assets	685	164
Total assets	$11,134	$9,979
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$35	$107
Current portion of long-term debt	326	91
Accounts payable	1,172	1,061
Accrued income taxes	387	272
Other accruals	1,679	1,421
Total current liabilities	3,599	2,952
Long-term debt	2,821	3,585
Deferred income taxes	82	82
Other liabilities	1,375	1,316
Total liabilities	7,877	7,935
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Preference stock	169	181
Common stock, $1 par value (2,000,000,000 shares authorized, 732,853,180 shares issued)	733	733
Additional paid-in capital	1,764	1,610
Retained earnings	13,157	11,760
Accumulated other comprehensive income (loss)	(2,096)	(2,477)
	13,727	11,807
Unearned compensation	(133)	(187)
Treasury stock, at cost	(10,478)	(9,697)
Total Colgate-Palmolive Company shareholders’ equity	3,116	1,923
Noncontrolling interests	141	121
Total shareholders’ equity	3,257	2,044
Total liabilities and shareholders’ equity	$11,134	$9,979

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification.  See Note 2 to Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Millions)

	Colgate-Palmolive Company Shareholder’s Equity								Noncontrolling Interests(A)
	Preference Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, January 1, 2007	$223	$733	$1,218	$(251)	$(8,074)	$9,644	$(2,081)		$112
Net income						1,737		$1,737	67
Other comprehensive income:
Cumulative translation adjustment							250	250	7
Retirement Plan and other retiree benefit adjustments, net of taxes							164	164
Other							—	—
Total comprehensive income								$2,151
Adjustment to initially apply FIN 48						(4)
Purchase of Noncontrolling interests									(27)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(28)
Common stock						(721)
Noncontrolling interests in Company’s subsidiaries									(49)
Stock-based compensation expense			110
Stock options exercised			175		255
Treasury stock acquired					(1,269)
Preference stock conversion	(25)		(92)		117
Other			107	32	67
Balance, December 31, 2007	$198	$733	$1,518	$(219)	$(8,904)	$10,628	$(1,667)		$110
Net income						1,957		$1,957	80
Other comprehensive income:
Cumulative translation adjustment							(450)	(450)	(5)
Retirement Plan and other retiree benefit adjustments, net of taxes							(352)	(352)
Other							(8)	(8)
Total comprehensive income								$1,147

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Millions)

	Colgate-Palmolive Company Shareholder’s Equity								Noncontrolling Interests(A)
	Preference Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(28)
Common stock						(797)
Noncontrolling interests in Company’s subsidiaries									(64)
Stock-based compensation expense			100
Stock options exercised			61		157
Treasury stock acquired					(1,073)
Preference stock conversion	(17)		(66)		83
Other			(3)	32	40
Balance, December 31, 2008	$181	$733	$1,610	$(187)	$(9,697)	$11,760	$(2,477)		$121
Net income						2,291		$2,291	106
Other comprehensive income:
Cumulative translation adjustment							346	346	1
Retirement Plan and other retiree benefit adjustments, net of taxes							8	8
Other							27	27
Total comprehensive income								$2,672
Dividends declared:
Series B Convertible Preference stock, net of taxes						(30)
Common stock						(864)
Noncontrolling interests in Company’s subsidiaries									(87)
Stock-based compensation expense			117
Stock options exercised			92		175
Treasury stock acquired					(1,063)
Preference stock conversion	(12)		(48)		60
Other			(7)	54	47
Balance, December 31, 2009	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)		$141

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification.  See Note 2 to Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions)

	2009	2008(A)	2007(A)
Operating Activities
Net income	$2,291	$1,957	$1,737
Adjustments to reconcile net income to net cash provided by operations:
Restructuring, net of cash	(18)	(50)	21
Depreciation and amortization	351	348	334
Gain before tax on sale of non-core product lines	(5)	-	(49)
Stock-based compensation expense	117	100	110
Deferred income taxes	(23)	(6)	(147)
Cash effects of changes in:
Receivables	57	(70)	(66)
Inventories	44	(135)	(111)
Accounts payable and other accruals	294	125	366
Other non-current assets and liabilities	169	33	57
Net cash provided by operations	3,277	2,302	2,252
Investing Activities
Capital expenditures	(575)	(684)	(583)
Payment for acquisitions, net of cash acquired	-	-	(27)
Sale of property and non-core product lines	17	58	110
Sales (purchases) of marketable securities and investments	(289)	10	(11)
Other	6	3	(17)
Net cash used in investing activities	(841)	(613)	(528)
Financing Activities
Principal payments on debt	(3,950)	(2,320)	(1,738)
Proceeds from issuance of debt	3,424	2,515	1,513
Dividends paid	(981)	(889)	(798)
Purchases of treasury shares	(1,063)	(1,073)	(1,269)
Proceeds from exercise of stock options and excess tax benefits	300	237	489
Net cash used in financing activities	(2,270)	(1,530)	(1,803)
Effect of exchange rate changes on Cash and cash equivalents	(121)	(33)	18
Net (decrease) increase in Cash and cash equivalents	45	126	(61)
Cash and cash equivalents at beginning of year	555	429	490
Cash and cash equivalents at end of year	$600	$555	$429
Supplemental Cash Flow Information
Income taxes paid	$1,098	$862	$647
Interest paid	98	119	163
Principal payments on ESOP debt, guaranteed by the Company	74	64	54

(A)
Prior year amounts have been reclassified to conform to the current year presentation required by the Consolidation Topic of the FASB Codification. See Note 2 to Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct business segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouth rinses, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners, bleaches and other similar items. These products are sold primarily to wholesale and retail distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are veterinarians and specialty pet retailers. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, Elmex, Tom’s of Maine, Ajax, Axion, Fabuloso, Soupline, Suavitel, Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2009	2008	2007
Oral Care	41%	41%	40%
Home Care	23%	23%	24%
Personal Care	22%	22%	23%
Pet Nutrition	14%	14%	13%
Total	100%	100%	100%

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50% are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.  As of December 31, 2009 and 2008, equity method investments included in Other assets were $15 and $13, respectively. Unrelated third parties hold the remaining ownership interest in these investments.  Investments with less than a 20% interest are accounted for using the cost method.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

To conform to the current year presentation required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Codification, net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries has been reclassified from Other (income) expense, net to a new line below Operating profit called Net income attributable to noncontrolling interests.  The reclassification had no effect on Net income or Earnings per common share. Additionally, prior period balances of accumulated undistributed earnings relating to noncontrolling interests in less-than-wholly owned subsidiaries have been reclassified from Other liabilities to a component of Shareholders’ Equity.  For further information regarding the impact of these reclassifications on segments, refer to Note 14.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairment, uncertain tax positions, tax valuation allowances and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,116, $1,193 and $1,080 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of approximately 79% of inventories is determined using the first-in, first-out (FIFO) method. The cost of all other inventories, predominantly in the U.S. and Mexico, is determined using the last-in, first-out (LIFO) method.

Property, Plant and Equipment

Land, buildings and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over estimated useful lives ranging from 3 to 15 years for machinery and equipment and up to 40 years for buildings.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

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

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.  The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense.

Financial Instruments

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s derivative instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges. For fair value hedges, changes in fair value of the derivative, as well as the offsetting changes in fair value of the hedged item, are recognized in earnings each period. For cash flow hedges, changes in fair value of the derivative are recorded in Other comprehensive income (loss) and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings. For hedges of the net investment in foreign subsidiaries, changes in fair value of the derivative are recorded in Other comprehensive income (loss) to offset the change in the value of the net investment being hedged.  Cash flows related to hedges are classified in the same category as the cash flows from the hedged item in the Consolidated Statements of Cash Flows.

The Company may also enter into certain foreign currency and interest rate instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period. The Company’s derivative instruments and other financial instruments are more fully described in Note 7, along with the related fair value measurement considerations.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

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

For subsidiaries operating in highly inflationary environments, inventories, prepaids, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while other assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income.

Recent Accounting Pronouncements

No new accounting pronouncement issued or which became effective during the fiscal year has had or is expected to have a material impact on the Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Acquisitions and Divestitures

Acquisitions

During 2007, the Company increased its ownership interest in one of its subsidiaries in China to 100% at a cost of $27.

Divestitures

Consistent with the Company’s strategy to prioritize higher-margin businesses, the Company sold its household bleach businesses in Latin America, excluding Colombia, in 2007. The transaction included the sale of the bleach brands Agua Jane and Nevex in Uruguay and Venezuela, respectively, and the license of the Ajax brand for bleach during a transition period in the Dominican Republic and Ecuador. The transaction closed in the Latin American countries during the first quarter of 2007 with proceeds of $67, resulting in a pretax gain of $49 ($30 aftertax) included in Other (income) expense, net in 2007.  These operations were not material to the Company’s annual Net sales, Net income or Earnings per share.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

4.     Restructuring and Related Implementation Charges

The Company’s four-year restructuring and business-building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred during the year ended December 31, 2009.

The Company incurred total pretax cumulative charges of $1,069 ($776 aftertax) related to the 2004 Restructuring Program. Charges incurred in connection with the implementation of various projects since inception were as follows:

Cumulative Charges as of December 31, 2008
Termination Benefits	$426
Incremental Depreciation	222
Asset Impairments	47
Other	374
Total cumulative 2004 Restructuring Program charges, pretax	$1,069

Other charges primarily consisted of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2004 Restructuring Program. These charges included ramp-down costs related to the closure of existing facilities, start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives. Since the inception of the 2004 Restructuring Program in December 2004, the Company incurred $46 of charges related to start-up costs for new manufacturing facilities and $137 of costs for the development and implementation of new business and strategic initiatives.

The majority of costs incurred since inception related to the following significant projects: the voluntary early retirement program in the U.S.; the closing of the Jeffersonville, Indiana oral care facility; the consolidation of toothpaste production in Europe; exiting certain manufacturing activities in other categories in Portugal, Denmark, Puerto Rico, Senegal and Kansas City, Kansas; and the realignment of sales, administrative and research and development functions in various locations around the world. Total charges related to the 2004 Restructuring Program were as follows: North America (36%), Europe/South Pacific (28%), Latin America (4%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (1%) and Corporate (21%).

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

For the years ended December 31, 2008 and 2007 restructuring and implementation-related charges were reflected in the income statement as follows:

	2008	2007
Cost of sales	$59	$154
Selling, general and administrative expenses	81	49
Other (income) expense, net	24	56
Total 2004 Restructuring Program charges, pretax	$164	$259
Total 2004 Restructuring Program charges, aftertax	$113	$184

 Restructuring and implementation-related charges in the preceding table were recorded in the Corporate segment as these decisions were centrally directed and controlled and were not included in internal measures of segment operating performance.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual balances:

	Termination Benefits	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2006	$53	$-	$-	$12	$65
Charges	81	41	-	137	259
Cash payments	(65)	-	-	(138)	(203)
Charges against assets	(14)	(41)	-	(5)	(60)
Other	(2)	-	-	3	1
Foreign exchange	2	-	-	-	2
Balance at December 31, 2007	$55	$-	$-	$9	$64
Charges	33	20	(12)	123	164
Cash payments	(74)	-	-	(121)	(195)
Charges against assets	(3)	(20)	12	21	10
Other	-	-	-	(7)	(7)
Foreign exchange	1	-	-	(4)	(3)
Balance at December 31, 2008	$12	$-	$-	$21	$33
Charges	-	-	-	-	-
Cash payments	(7)	-	-	(11)	(18)
Charges against assets	-	-	-	-	-
Other	-	-	-	-	-
Foreign exchange	(1)	-	-	1	-
Balance at December 31, 2009	$4	$-	$-	$11	$15

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

Termination benefits incurred pursuant to the 2004 Restructuring Program were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Termination benefits also include pension enhancements amounting to $3 in 2008, which are reflected as Charges against assets within Termination benefits in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

Incremental depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that were taken out of service prior to the end of their normal service period. Asset impairments were recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Within Asset impairments, charges are net of gains realized on the sale of assets.

During 2008, Other charges related to start-up costs for new manufacturing facilities were $5 and costs incurred for the development and implementation of business and strategic initiatives were $66.  Start-up costs for new facilities and third-party incremental costs related to the development and implementation of new business and strategic initiatives were expensed as incurred.

5.     Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2009 and 2008, by segment is as follows:

	2009	2008
Oral, Personal and Home Care
North America	$367	$350
Latin America	637	531
Europe/South Pacific	1,089	1,064
Greater Asia/Africa	194	192
Total Oral, Personal and Home Care	2,287	2,137
Pet Nutrition	15	15
Total Goodwill	$2,302	$2,152

The change in the amount of Goodwill in each year was primarily due to the impact of foreign currency translation.  In addition, in 2007 Goodwill increased $16 due to an increase in the Company’s ownership in one of its Chinese subsidiaries.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

Other intangible assets as of December 31, 2009 and 2008 are comprised of the following:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$528	$(205)	$323	$436	$(186)	$250
Other finite life intangible assets	36	(13)	23	38	(12)	26
Indefinite life intangible assets	475	—	475	558	—	558
Total Other intangible assets	$1,039	$(218)	$821	$1,032	$(198)	$834

The changes in the net carrying amounts of Other intangible assets during 2009, 2008 and 2007 were partially due to amortization expense of $22, $19 and $18, respectively, as well as the impact of foreign currency translation.  In addition, in 2009 $81 was reclassified from Indefinite life intangible assets to Trademarks.  In 2007, Other intangible assets increased by $20 due to the acquisition of patents.  Annual estimated amortization expense for each of the next five years is expected to be approximately $20.

6.     Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2009	2008
Notes	3.4%	2010-2078	$2,536	$2,259
Payable to banks	1.8%	2010-2013	611	601
ESOP notes, guaranteed by the Company	8.8%	2009	—	74
Commercial paper	0.1%	2009	—	735
Capitalized leases			—	7
			3,147	3,676
Less: Current portion of long-term debt			326	91
Total			$2,821	$3,585

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2009 and 2008 was 0.7% and 4.9%, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements

(Dollars in Millions Except Per Share Amounts)

Scheduled maturities of long-term debt outstanding as of December 31, 2009, are as follows:

Years Ended December 31,
2010	$326
2011	639
2012	341
2013	262
2014	358
Thereafter	1,221

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

 During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the Company’s shelf registration statement.  Proceeds from the debt issuance were primarily used to reduce commercial paper borrowings.  At December 31, 2009 the Company had access to unused domestic and foreign lines of credit of $3,014 and could also issue medium-term notes pursuant to an effective shelf registration statement.

In August 2008, the Company increased the borrowing capacity under its domestic revolving credit facility from $1,500 to $1,600 by adding two banks to the syndicate of banks participating in the revolving credit facility.  The facility has an expiration date of November 2012.

During 2008, the Company issued $250 of five-year notes at a fixed rate of 4.2% under the Company’s shelf registration statement.  During 2008, the Company also issued approximately $75 of U.S. dollar-denominated forty-year notes at a variable rate, also under the shelf registration statement.  Proceeds from the debt issuances were used to repay $100 of medium-term notes with an original maturity of May 2017 and to reduce commercial paper borrowings.

Certain of the facilities with respect to the Company’s bank borrowings contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

7.    Fair Value Measurements

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.  The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with highly rated diverse counterparties.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Based upon quoted market prices in active markets for identical assets or liabilities.
Level 2: Based upon observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Based upon unobservable inputs reflecting the reporting entity’s own assumptions.

Financial Instruments

At December 31, 2009 and 2008, marketable securities of $41 and $12, respectively, were included within Other current assets in the Consolidated Balance Sheets and consisted of bank deposits with original maturities greater than 90 days (Level 1 valuation).  The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2009. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2009 and 2008, was $3,362 and $3,991, respectively, and the related carrying value was $3,147 and $3,676, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

During the second half of 2009, the Company purchased $210 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation with stated maturities ranging from two to seven years and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from six to eight years. Each investment is classified as available-for-sale and included within Other assets in the Consolidated Balance Sheet. These investments are considered Level 1 as they have quoted prices on an active exchange with daily liquidity. As of December 31, 2009, the $15 difference between the fair value of these investments and their initial carrying value was recorded as an unrealized gain in Other comprehensive income.

Derivative Instruments

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts.  The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). Foreign currency contracts consist of forward and swap contracts utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities created in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts are valued using observable forward rates (Level 2 valuation). Commodity contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective. Hedge ineffectiveness, if any, is not material for any period presented.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of December 31, 2009 for both types of derivative instruments:

	Asset Derivatives		Liability Derivatives
	Account	Fair Value	Account	Fair Value
Designated derivative instruments
Interest rate swap contracts	Other assets	$17	Other liabilities	$—
Foreign currency contracts	Other current assets	11	Other accruals	8
Commodity contracts	Other current assets	1	Other accruals	1
Total designated		$29		$9

Derivatives not designated
Foreign currency contracts	Other current assets	$3	Other accruals	$—
Total not designated		$3		$—

Total		$32		$9

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The following table discloses the fair value as of December 31, 2008 for both types of derivative instruments:

	Asset Derivatives		Liability Derivatives
	Account	Fair Value	Account	Fair Value
Designated derivative instruments
Interest rate swap contracts	Other assets	$24	Other liabilities	$—
Foreign currency contracts	Other current assets	52	Other accruals	66
Commodity contracts	Other current assets	—	Other accruals	7
Total designated		$76		$73

Derivatives not designated
Foreign currency contracts	Other current assets	$32	Other accruals	$—
Total not designated		$32		$—

Total		$108		$73

Derivatives not designated as hedging instruments for each period consist of cross-currency swaps which serve as economic hedges of a foreign currency deposit.  The cross-currency swap outstanding at December 31, 2009 replaced a swap with similar terms that settled in June 2009, resulting in a realized gain of $21. For the year ended December 31, 2009, $8 of net losses were recognized in Other (income) expense, net related to the swaps, offset by $8 of net gains recognized in Other (income) expense, net on the underlying deposit.  The notional value of the swaps as of December 31, 2009 and 2008, was $99 and $119, respectively.

Cash flow hedges

As of December 31, 2009, all of the Company’s commodity contracts, with a notional value of $15, and certain foreign currency forward contracts, with a notional value of $207, have been designated as cash flow hedges. As of December 31, 2008, all of the Company’s commodity contracts, with a notional value of $41, and certain foreign currency contracts, with a notional value of $194, were designated as cash flow hedges.  For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Activity related to cash flow hedges recorded during the year ended December 31, 2009 was as follows:

	Gain (Loss)

Cash Flow Hedges	Recognized in OCI*	Reclassified into Income	Location of Gain (Loss) Reclassified from Accumulated OCI into Income

Foreign currency contracts	$(19)	$(30)	Cost of sales
Commodity contracts	1	(8)	Cost of sales
	$(18)	$(38)

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

As of December 31, 2009, the Company has designated all interest rate swap contracts with a notional value of $600, and certain foreign currency forward contracts with a notional value of $889, as fair value hedges.  As of December 31, 2008, the Company designated all interest rate swap contracts with a notional value of $270, and certain foreign currency contracts with a notional value of $734, as fair value hedges.  For fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.

Activity related to fair value hedges recorded during the year ended December 31, 2009 was as follows:

	Gain (Loss) on
Fair Value Hedges	Derivatives	Hedged Item	Location in Income Statement

Foreign currency contracts	$19	$(19)	Selling, general and administrative expenses
Interest rate swap contracts	(7)	7	Interest expense, net
	$12	$(12)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Net investment hedges

As of December 31, 2009, the Company has designated certain foreign currency forward contracts with a notional value of $89, and certain foreign currency-denominated debt with a notional value of $396, as net investment hedges. For the period ended December 31, 2009, a $23 net loss was recorded in OCI to offset the changes in the values of the net investments being hedged.  As of December 31, 2008, the Company designated certain foreign currency contracts with a notional value of $24, and certain foreign currency-denominated debt with a notional value of $642, as net investment hedges.

8.     Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,000,000 shares of Preference stock.  In 1989, the Company approved the issuance of 6,315,149 shares of Series B Convertible Preference stock (the Preference stock) without par value. Each share of Preference stock, which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays cumulative dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. As of December 31, 2009 and 2008, there were 2,607,541 and 2,784,175 shares of Preference stock, respectively, outstanding and issued to the Company’s Employee Stock Ownership Plan. See Note 9 for further information about the Company’s Employee Stock Ownership Plan.

Stock Repurchases

The Company repurchased stock at a cost of $1,063 during 2009. In 2009, the Company repurchased its common stock under a share repurchase program that was approved by the Board of Directors in January 2008 (the 2008 Program). Under the 2008 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock.

On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) effective as of that date.  The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.  The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and vesting of restricted stock awards.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

A summary of common stock and treasury stock activity for the three years ended December 31, 2009 is as follows:

	Common Stock	Treasury Stock
Balance, January 1, 2007	512,658,587	220,194,593

Common stock acquired	(18,062,892)	18,062,892
Shares issued for stock options	10,051,559	(10,051,559)
Shares issued for restricted stock and other	1,275,715	(1,275,715)
Preference stock conversion	3,111,832	(3,111,832)
Balance, December 31, 2007	509,034,801	223,818,379

Common stock acquired	(14,731,316)	14,731,316
Shares issued for stock options	4,280,505	(4,280,505)
Shares issued for restricted stock and other	799,926	(799,926)
Preference stock conversion	2,028,664	(2,028,664)
Balance, December 31, 2008	501,412,580	231,440,600

Common stock acquired	(14,916,340)	14,916,340
Shares issued for stock options	5,455,317	(5,455,317)
Shares issued for restricted stock and other	800,388	(800,388)
Preference stock conversion	1,413,072	(1,413,072)
Balance, December 31, 2009	494,165,017	238,688,163

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

The Company has two types of stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $117, $100 and $110 for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized on stock-based compensation was approximately $40, $32 and $37 for the years ended December 31, 2009, 2008 and 2007, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of stock options granted in the year ended December 31, 2009, 2008 and 2007 was $12.06, $13.35 and $12.72, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2009	2008	2007
Expected Term of Options	4.5 years	4.5 years	4 years
Expected Volatility Rate	22.1%	19.5%	21.0%
Risk-Free Rate	2.3%	3.0%	4.2%
Expected Dividend Yield	2.4%	2.0%	2.1%

The weighted-average expected term of options granted in 2009 and 2008 was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and contractual term of the awards, among other factors.  Prior to 2008, the weighted-average expected option term reflected the application of the simplified method, which defined the term as the average of the contractual term of the options and the weighted-average vesting period for all option tranches.  Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock.  The risk-free rate for the expected term of the option is based on the U.S. Treasury implied yield at the time of grant.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees. A committee of independent members of the Board of Directors administers the plan. Awards are made in common stock and vest at the end of the restriction period, which is generally three years.  As of December 31, 2009, 11,153,000 shares of common stock were available for future restricted stock awards.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

A summary of restricted stock award activity during 2009 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1, 2009	2,429	$66
Activity:
Granted	1,150	64
Vested	(774)	60
Forfeited	(4)	66
Restricted stock awards as of December 31, 2009	2,801	66

As of December 31, 2009, there was $56 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $48, $56 and $78, respectively.

Stock Option Plans

The Company’s stock option plans provide for the issuance to directors, officers and other employees of non-qualified stock options that generally have a contractual term of six years and vest over three years. As of December 31, 2009, 18,426,000 shares of common stock were available for future stock option grants.

A summary of stock option plan activity during 2009 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2009	27,452	$62
Granted	4,835	73
Exercised	(7,044)	56
Forfeited or expired	(152)	71
Options outstanding, December 31, 2009	25,091	65	3	$423
Options exercisable, December 31, 2009	16,153	$60	2	$353

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

As of December 31, 2009, there was $42 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.4 years. The total value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $120, $113 and $290, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock awards for the years ended December 31, 2009, 2008 and 2007 was $16, $26 and $65, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2009, 2008 and 2007 were $284, $211 and $424, respectively.

9.      Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The notes, which were guaranteed by the Company, were repaid in July 2009. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Preference stock from the Company. The Preference stock, each share of which is convertible into eight shares of common stock, has a redemption price of $65 per share and pays semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.

Dividends on the Preference stock, as well as on the common stock also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest. Preference stock is released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the debt. As of December 31, 2009, 1,305,666 shares were released and allocated to participant accounts and 1,301,875 shares were available for future allocation.

Dividends on the Preference stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $22 in 2009, $7 in 2008 and $12 in 2007. Unearned compensation, which is shown as a reduction in Shareholders’ equity, represents the amount of ESOP debt due to the Company reduced by the difference between the cumulative cost of Preference stock allocated and the cumulative principal payments.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Interest incurred on the ESOP’s notes was $2 in 2009, $8 in 2008 and $13 in 2007. The Company paid dividends on the shares held by the ESOP of $37 in 2009, $36 in 2008 and $36 in 2007. Company contributions to the ESOP were $22 in 2009, $7 in 2008 and $12 in 2007.

10.     Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and certain of its U.S. and overseas subsidiaries maintain defined benefit retirement plans. Benefits are based primarily on years of service and employees’ career earnings. In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans are as follows:

	United States	International
Asset Category
Equity securities	63%	43%
Debt securities	33	50
Real estate and other	4	7
Total	100%	100%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

At December 31, 2009 the allocation of the Company’s plan assets and the level of valuation input for each major asset category, was as follows:

	Level of	Pension Plans		Other Retiree
	Valuation Input	United States	International	Benefits
Investments:
Cash & cash equivalents	Level 1	$84	$21	$2
U.S. common stocks	Level 1	220	—	6
International common stocks	Level 1	48	—	2
Fixed income securities (a)	Level 2	144	—	—
Common/collective trust funds (b):	Level 2
Equity index funds		351	135	9
Emerging market equity index funds		52	14	1
Other common stock funds		88	21	2
Fixed income funds: U.S. or foreign government and agency securities		157	24	4
Fixed income funds: investment grade corporate bonds		52	120	1
Fixed income funds: high yield corporate bonds and other		56	10	1
Guaranteed investment contracts (c)	Level 2	—	45	—
Real estate (d)	Level 3	48	11	—
Total Investments at fair value		$1,300	$401	$28

(a)
The fixed income securities are traded over the counter and a small portion of the securities lack daily pricing or liquidity and as such are classified as level 2.  Approximately 75% of the fixed income portfolio is invested in U.S. treasury or agency securities, with the remainder invested in corporate bonds.

(b)
Interests in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund.  The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, divided by the number of shares outstanding.

(c)
The guaranteed investment contracts (GICs) represent contracts with insurance companies measured at the cash surrender value of each contract.  The level 2 valuation reflects that the cash surrender value is based principally on a referenced pool of investment funds with active redemption.

(d)
Real estate is valued using the NAV per unit of funds that are invested in real property, and the real property is valued using independent market appraisals.  Since the appraisals include unobservable inputs the investments in each fund are classified as level 3.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The following table presents a reconciliation of level 3 plan assets measured at fair value for the year ended December 31, 2009:

	United States	International
	Real Estate Fund	Real Estate Fund
Beginning balance as of January 1, 2009	$72	$9
Earned income, net of management expenses	2	1
Unrealized gain (loss) on investment	(26)	1
Purchases, sales, issuances and settlements, net	—	—
Ending balance as of December 31, 2009	$48	$11

Equity securities in the U.S. plans include investments in the Company’s common stock representing 10% and 9% of U.S. plan assets at December 31, 2009 and 2008, respectively.  No shares of the Company’s common stock were purchased or sold by the plans in 2009.  Such plans purchased approximately 298,000 shares of the Company’s common stock in 2008, and no shares were sold in 2008.  The plans received dividends on the Company’s common stock of $3 and $2 in 2009 and 2008, respectively.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP to reduce its obligation to provide these other retiree benefits and to offset its current service cost.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2009	2008	2009	2008	2009	2008
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,570	$1,459	$604	$718	$542	$472
Service cost	42	40	15	15	3	1
Interest cost	95	95	37	37	36	34
Participants’ contributions	1	2	3	3	—	—
Acquisitions/plan amendments	—	30	1	6	—	—
Actuarial loss (gain)	104	63	46	(24)	37	58
Foreign exchange impact	—	—	39	(97)	5	(11)
Termination benefits	—	1	—	1	—	—
Curtailments and settlements	—	—	(3)	(13)	—	—
Benefit payments	(109)	(120)	(36)	(42)	(20)	(12)
Benefit obligations at end of year	$1,703	$1,570	$706	$604	$603	$542
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,134	$1,452	$320	$442	$24	$32
Actual return on plan assets	189	(307)	43	(53)	4	(8)
Company contributions	85	108	45	41	20	12
Participants’ contributions	1	1	3	3	—	—
Foreign exchange impact	—	—	29	(62)	—	—
Settlements	—	—	(3)	(9)	—	—
Benefit payments	(109)	(120)	(36)	(42)	(20)	(12)
Fair value of plan assets at end of year	$1,300	$1,134	$401	$320	$28	$24
Funded Status
Benefit obligations at end of year	$1,703	$1,570	$706	$604	$603	$542
Fair value of plan assets at end of year	1,300	1,134	401	320	28	24
Net amount recognized	$(403)	$(436)	$(305)	$(284)	$(575)	$(518)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$4	$5	$—	$—
Current liabilities	(12)	(15)	(14)	(13)	(35)	(28)
Noncurrent liabilities	(391)	(421)	(295)	(276)	(540)	(490)
Net amount recognized	$(403)	$(436)	$(305)	$(284)	$(575)	$(518)
Amounts recognized in Accumulated other comprehensive income consist of
Actuarial loss	$641	$687	$132	$113	$267	$246
Transition/prior service cost	29	32	8	11	2	1
	$670	$719	$140	$124	$269	$247

Accumulated benefit obligation	$1,645	$1,506	$635	$546	$—	$—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2009	2008	2009	2008	2009	2008
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.75%	6.30%	5.41%	5.88%	5.75%	5.80%
Long-term rate of return on plan assets	8.00%	8.00%	6.58%	6.70%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	3.35%	3.33%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2009 for the U.S. plans was 8%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 17%, 5%, 4%, 6%, and 9%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2009 weighted-average rate of return of 6.58%.

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2009	2008
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,338	$2,085
Fair value of plan assets	1,629	1,361

Accumulated benefit obligation	2,170	1,967
Fair value of plan assets	1,579	1,346

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 9.00% in 2010 to 5.00% by 2016, remaining at 5.00% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. The effect of a 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$77	$(64)
Annual expense	7	(6)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits						Other Retiree Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$42	$40	$41	$15	$15	$19	$10	$10	$11
Interest cost	95	95	87	37	37	35	36	34	32
Annual ESOP allocation	—	—	—	—	—	—	(7)	(9)	(9)
Expected return on plan assets	(89)	(114)	(109)	(23)	(27)	(28)	(2)	(3)	(2)
Amortization of transition & prior service costs (credits)	4	4	6	3	1	1	—	—	—
Amortization of actuarial loss	50	6	16	5	3	7	13	9	12
Net periodic benefit cost	$102	$31	$41	$37	$29	$34	$50	$41	$44
Other postretirement charges	—	1	33	—	4	1	—	—	5
Total pension cost	$102	$32	$74	$37	$33	$35	$50	$41	$49
Weighted- Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	6.30%	6.50%	5.80%	5.88%	5.52%	4.82%	5.80%	6.50%	5.80%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.70%	7.00%	6.70%	8.00%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%	3.33%	3.65%	3.41%	—	—	—
ESOP growth rate	—	—	—	—	—	—	10.00%	10.00%	10.00%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

During 2009, the Company made voluntary contributions of $73 to its U.S. postretirement plans.

During 2008, the Company made voluntary contributions of $95 (including $19 related to the 2004 Restructuring Program) to its U.S. postretirement plans.  Other postretirement charges in 2008 primarily related to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program.

During 2007, the Company made voluntary contributions of $45 (including $35 related to the 2004 Restructuring Program) to its U.S. postretirement plans.  Other postretirement charges in 2007 relating to certain one-time termination benefits incurred pursuant to the 2004 Restructuring Program amounted to $16. Other 2007 pension settlement charges amounted to $23 and pertained primarily to lump sum payments of normal retirement benefits associated with retirement plans in the U.S.

Termination benefits incurred pursuant to the 2004 Restructuring Program in 2008 and 2007 are reflected as a restructuring charge; however, the related accrual resides in pension and other retiree benefit assets and liabilities at December 31, 2008 and 2007, respectively.

Amounts recognized in Other Comprehensive Income during the year ended December 31, 2009 were as follows:

	Before-Tax Amount	Net-of-Tax Amount
Net actuarial loss & prior service costs arising during the period	$64	$40
Amortization of net actuarial loss, transition & prior service costs	(75)	(48)
Total	$(11)	$(8)

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$48	$13
Net transition & prior service cost (credit)	7	—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Expected Contributions & Benefit Payments

Management’s best estimate of cash requirements to be paid directly from the Company’s assets to its postretirement plans for the year ending December 31, 2010, is approximately $120, including approximately $35 for other retiree benefit plans. These estimated cash requirements include approximately $55 of projected contributions to the Company’s postretirement plans, composed of $35 of voluntary contributions to our U.S. pension plans and approximately $20 of projected benefit payments made directly to participants of unfunded plans. Expected contributions are dependent on many variables, including the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions. Accordingly, actual funding may differ from current estimates.

Total benefit payments expected to be paid to participants, which include payments directly from the Company’s assets to participants of unfunded plans, as discussed above, as well as payments paid from the plans are as follows:

	Pension Benefits
Years Ended December 31,	United States	International	Other Retiree Benefits
2010	$120	$41	$36
2011	120	51	38
2012	120	42	38
2013	122	43	38
2014	122	47	38
2015-2019	664	231	178

11.     Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2009	2008	2007
United States	$1,173	$1,027	$802
International	2,365	1,978	1,761
Total Income before income taxes	$3,538	$3,005	$2,563

The provision for income taxes consists of the following for the three years ended December 31:

	2009	2008	2007
United States	$399	$314	$274
International	742	654	485
Total Provision for income taxes	$1,141	$968	$759

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2009	2008	2007
Goodwill and intangible assets	$15	$(10)	$(34)
Property, plant and equipment	(24)	(29)	15
Pension and other retiree benefits	27	(46)	10
Stock-based compensation	18	18	6
Tax loss and tax credit carryforwards	(27)	(30)	(14)
Valuation allowances	3	6	112
Other, net	7	(5)	31
Total	$19	$(96)	$126

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2009	2008	2007
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	0.8	0.9
Earnings taxed at other than United States statutory rate	(2.5)	(1.9)	(0.6)
Reduction of valuation allowances	—	—	(4.5)
Other, net	(0.8)	(1.7)	(1.2)
Effective tax rate	32.2%	32.2%	29.6%

The 2007 change in valuation allowances resulted from management’s assessment of the Company’s ability to utilize certain operating loss and tax carryforwards prior to expiration.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2009	2008
Deferred tax liabilities:
Goodwill and intangible assets	$(440)	$(418)
Property, plant and equipment	(320)	(278)
Other	(157)	(112)
	(917)	(808)
Deferred tax assets:
Pension and other retiree benefits	389	364
Tax loss and tax credit carryforwards	153	141
Accrued liabilities	134	92
Stock-based compensation	103	80
Other	163	151
Valuation allowance	(2)	(5)
	940	823
Net deferred income taxes	$23	$15

Deferred taxes included within:
Assets:
Other current assets	$105	$97
Liabilities:
Deferred income taxes	(82)	(82)
Net deferred income taxes	$23	$15

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2,900 of undistributed earnings of foreign subsidiaries at December 31, 2009. These earnings have been and are currently considered to be indefinitely reinvested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $18 in 2009, $291 in 2008 and $50 in 2007 recorded directly through equity predominantly include tax benefits related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2009, 2008 and 2007 is summarized below:

	2009	2008	2007
Unrecognized tax benefits:
Balance, January 1	$171	$199	$184
Increases as a result of tax positions taken during the current year	30	6	48
Decreases of tax positions taken during prior years	(9)	(10)	(22)
Increases of tax positions taken during prior years	18	31	5
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(24)	(51)	(18)
Effect of foreign currency rate movements	1	(4)	2
Balance, December 31	$187	$171	$199

If all of the unrecognized tax benefits above were recognized, approximately $140 would impact the effective tax rate.

The Company recognized approximately ($1), $7 and $9 of interest (income) expense related to the above unrecognized tax benefits within income tax expense in 2009, 2008 and 2007, respectively.  The Company had accrued interest of approximately $24 and $35 as of December 31, 2009 and 2008, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and many state and foreign jurisdictions.  While the statutes of limitations may not have expired, all U.S federal income tax returns for the periods ended through December 31, 2005 have been audited by and settled with the Internal Revenue Service (IRS).  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2005. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from three to six years.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

12.      Earnings Per Share

	For the Year Ended 2009			For the Year Ended 2008			For the Year Ended 2007
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income	$2,291			$1,957			$1,737
Preferred dividends	(30)			(28)			(28)
Basic EPS	2,261	499.5	$4.53	1,929	506.3	$3.81	1,709	510.8	$3.35
Stock options and restricted stock		3.8			5.8			7.6
Convertible Preference stock	30	21.3		28	22.9		28	25.3
Diluted EPS	$2,291	524.6	$4.37	$1,957	535.0	$3.66	$1,737	543.7	$3.20

Basic earnings per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards.

As of December 31, 2009, 2008 and 2007, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 5,794,326, 1,367,200 and 2,358, respectively.

13.     Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $185 in 2010, $158 in 2011, $140 in 2012, $121 in 2013, $109 in 2014 and $570 thereafter. Rental expense amounted to $212 in 2009, $183 in 2008 and $157 in 2007. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $551 at December 31, 2009.

The Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the normal course of business.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

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

In December 2006, a subsidiary of the Company received an income tax assessment from the Mexican tax authorities for the year 1999 totaling approximately $165, at the current exchange rate, including interest and penalties, challenging the transfer pricing on transactions between that subsidiary and another of the Company’s subsidiaries located in the United States. In April 2008, the same subsidiary of the Company received a similar income tax assessment from the Mexican tax authorities for the years 2000 and 2001 totaling approximately $604, at the current exchange rate, including interest and penalties. The Company, through its subsidiary, requested and received in 1999 a written advance ruling from the Mexican tax authorities for income tax matters on which the Company relied in subsequently claiming on its returns the income tax treatment to which these assessments relate. Although the Company believes, based on the advice of outside counsel, that its income tax filings are in full compliance with the written advance ruling and applicable tax law and regulations, in June 2009, the Company entered into a settlement agreement with the Mexican tax authorities which resolves the transfer pricing disputes for the years 1999-2001, as well as any potential disputes which could arise for 2002-2007. As part of the settlement, the Mexican tax authorities withdrew the assessments of tax and interest for the years 1999-2001 and the Company made a payment of tax and interest related to the years 2002-2007. The net impact of the settlement was not material and approximated reserves previously taken by the Company for this matter.

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $150 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $115. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

The Company has filed a motion for reconsideration with the First Taxpayers’ Council and further appeals are available within the Brazilian federal courts.  The Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts.

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

 In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $69, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

European Competition Matters

During the period from February 2006 to June 2009, the Company learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union (EU), France, Germany, Greece, Italy, the Netherlands, Romania, Spain, Switzerland and the United Kingdom (UK).  The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers.  While several of the investigations are ongoing, there have been the following results to date:

•	In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities.
•	In November 2009, the UK Office of Fair Trading informed the Company that it was no longer pursuing its investigation of the Company.
•
In December 2009, the Swiss competition law authority imposed a fine of $5 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland.  The Company is appealing the fine in the Swiss courts.

•
In January 2010, the Spanish competition law authority found that four suppliers of shower gel had entered into an agreement regarding product down-sizing, for which Colgate’s Spanish subsidiary was fined $3. The Company intends to appeal the fine in the Spanish courts.

•	While the investigations of the Company's Romanian subsidiary by the Romanian competition authority are now closed, a complainant has petitioned the court to reopen one of the investigations.

Currently, formal claims of violations, or statements of objections, are pending against the Company in France and Italy.  The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four  consumer goods companies, including the Company’s French subsidiary.  The Italian competition authority alleges that 17 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector.  The Company will have an opportunity to respond to each of these statements of objections.  Investigations are ongoing in the EU, France, Germany, Greece and the Netherlands, but no formal claims of violations have been filed in these jurisdictions.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted, in some cases, to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company has taken and will, as necessary, take additional reserves as and when appropriate.

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above-noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, ongoing results of operations or cash flows.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

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

The accounting policies of the operating segments are generally the same as those described in Note 2 to the Consolidated Financial Statements.  Intercompany sales have been eliminated.  Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets.  The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.

To conform to the current year presentation required by the Consolidation Topic of the FASB Codification, the amounts of Net income attributable to noncontrolling interests in less-than-wholly owned subsidiaries of $80 and $67 for the years ended December 31, 2008 and December 31, 2007, respectively, which were previously deducted from Greater Asia/Africa Operating profit, have been reclassified to a new line below Operating profit.

Net sales	2009	2008	2007
Oral, Personal and Home Care
North America(1)	$2,950	$2,852	$2,721
Latin America	4,319	4,088	3,489
Europe/South Pacific	3,271	3,582	3,383
Greater Asia/Africa	2,655	2,660	2,338
Total Oral, Personal and Home Care	13,195	13,182	11,931
Pet Nutrition(2)	2,132	2,148	1,859
Total Net sales	$15,327	$15,330	$13,790

____________
(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,577, $2,490 and $2,363 in 2009, 2008 and 2007, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $1,071, $1,082 and $959 in 2009, 2008 and 2007, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Operating profit	2009	2008	2007
Oral, Personal and Home Care
North America	$843	$689	$667
Latin America	1,360	1,181	1,006
Europe/South Pacific	748	746	764
Greater Asia/Africa	631	527	430
Total Oral, Personal and Home Care	3,582	3,143	2,867
Pet Nutrition	555	542	487
Corporate	(522)	(584)	(634)
Total Operating profit	$3,615	$3,101	$2,720

Capital expenditures	2009	2008	2007
Oral, Personal and Home Care
North America	$62	$42	$88
Latin America	105	112	127
Europe/South Pacific	86	64	124
Greater Asia/Africa	91	157	110
Total Oral, Personal and Home Care	344	375	449
Pet Nutrition	156	224	74
Corporate	75	85	60
Total Capital expenditures	$575	$684	$583

Depreciation and amortization	2009	2008	2007
Oral, Personal and Home Care
North America	$59	$55	$60
Latin America	77	87	81
Europe/South Pacific	67	70	70
Greater Asia/Africa	63	61	58
Total Oral, Personal and Home Care	266	273	269
Pet Nutrition	36	32	31
Corporate	49	43	34
Total Depreciation and amortization	$351	$348	$334

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Identifiable assets	2009	2008	2007
Oral, Personal and Home Care
North America	$2,271	$1,997	$2,083
Latin America	3,278	2,550	2,640
Europe/South Pacific	2,647	2,620	2,757
Greater Asia/Africa	1,760	1,704	1,657
Total Oral, Personal and Home Care	9,956	8,871	9,137
Pet Nutrition	1,127	1,025	746
Corporate(3)	51	83	229
Total Identifiable assets(4)	$11,134	$9,979	$10,112
____________
(3)
Corporate identifiable assets primarily consist of derivative instruments (44%) and investments in equity securities (46%) in 2009.  In 2008, Corporate identifiable assets primarily consist of derivative instruments (66%) and investments in equity securities (27%).  In 2007, Corporate identifiable assets consisted primarily of U.S. benefit plan assets and investments in equity securities.

(4)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $6,795, $6,182 and $6,402 in 2009, 2008 and 2007, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

15.     Supplemental Income Statement Information

Other (income) expense, net	2009	2008	2007
Amortization of intangible assets	$22	$19	$18
Legal and environmental matters	27	23	—
Remeasurement of certain liabilities in Venezuela	27	—	—
Asset impairments	16	—	—
Equity (income)	(5)	(4)	(4)
2004 Restructuring Program	—	24	56
Investment losses (income)	—	25	(2)
Gain on sales of non-core product lines, net	—	—	(49)
Pension settlement charges	—	—	15
Hill’s limited voluntary recall	—	—	13
Other, net	24	16	7
Total Other (income) expense, net	$111	$103	$54

Interest expense, net	2009	2008	2007
Interest incurred	$102	$115	$173
Interest capitalized	(14)	(9)	(6)
Interest income	(11)	(10)	(10)
Total Interest expense, net	$77	$96	$157

	2009	2008	2007
Research and development	$269	$253	$247
Advertising	$1,534	$1,650	$1,546

16.     Supplemental Balance Sheet Information

Inventories	2009	2008
Raw materials and supplies	$310	$297
Work-in-process	50	41
Finished goods	849	859
Total Inventories	$1,209	$1,197

Inventories valued under LIFO amounted to $255 and $244 at December 31, 2009 and 2008, respectively. The excess of current cost over LIFO cost at the end of each year was $55 and $54, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2009, 2008 and 2007.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Property, plant and equipment, net	2009	2008
Land	$156	$151
Buildings	1,077	1,028
Manufacturing machinery and equipment	4,481	3,884
Other equipment	986	874
	6,700	5,937
Accumulated depreciation	(3,184)	(2,818)
Total Property, plant and equipment, net	$3,516	$3,119

Other accruals	2009	2008
Accrued advertising	$538	$457
Accrued payroll and employee benefits	370	317
Accrued taxes other than income taxes	101	60
Restructuring accrual	15	33
Pension and other retiree benefits	61	56
Accrued interest	24	23
Derivatives	9	72
Other	561	403
Total Other accruals	$1,679	$1,421

Other liabilities	2009	2008
Pension and other retiree benefits	$1,226	$1,187
Other	149	129
Total Other liabilities	$1,375	$1,316

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains/losses on available for sale securities. At December 31, 2009 and 2008, Accumulated other comprehensive income consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $657 and $665, respectively, and cumulative foreign currency translation adjustments of $1,453 and $1,799, respectively. Foreign currency translation adjustments in 2009 primarily reflect gains due to the strengthening of the Brazilian real and Swiss franc, while losses in 2008 were largely due to the weakening of the Brazilian real, Mexican peso and Euro.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

17.     Quarterly Financial Data (Unaudited)

	Total	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2009
Net sales	$15,327	$3,503		$3,745		$3,998		$4,081
Gross profit	9,008	2,013		2,201		2,367		2,427
Net income	2,291	508		562		590		631
Earnings per common share:
Basic	4.53	1.00		1.11		1.17		1.25
Diluted	4.37	0.97		1.07		1.12		1.21

2008
Net sales	$15,330	$3,713		$3,965		$3,988		$3,664
Gross profit	8,626	2,100		2,240		2,236		2,050
Net income	1,957	466	(1)	494	(2)	500	(3)	497	(4)
Earnings per common share:
Basic	3.81	0.90		0.96		0.98		0.97
Diluted	3.66	0.86	(1)	0.92	(2)	0.94	(3)	0.94	(4)
____________
Note:
Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(1)	Net income and diluted earnings per share for the first quarter of 2008 were reduced by an aftertax charge of $21 and $0.04, respectively, reflecting charges related to the 2004 Restructuring Program.
(2)
Net income and diluted earnings per share for the second quarter of 2008 were reduced by an aftertax charge of $30 and $0.06, respectively, reflecting charges related to the 2004 Restructuring Program.

(3)	Net income and diluted earnings per share for the third quarter of 2008 were reduced by an aftertax charge of $31 and $0.05, respectively, reflecting charges related to the 2004 Restructuring Program.
(4)
Net income and diluted earnings per share for the fourth quarter of 2008 were reduced by an aftertax charge of $31 and $0.06, respectively, reflecting charges related to the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

18.    Subsequent Events - Venezuela

Effective January 1, 2010, Venezuela has been designated as hyper-inflationary and therefore CP Venezuela’s functional currency will be the U.S. dollar.  As a result, the impact of all future Venezuelan currency fluctuations will be reported in income.  Changing the reporting currency from the Venezuelan bolivar to the U.S. dollar resulted in a one-time charge of approximately $275, recorded as a Cumulative translation adjustment in Other comprehensive income (loss) on January 1, 2010.  This charge primarily represents the premium paid to acquire U.S. dollar-denominated cash and bonds at the parallel market rate.  Previously these assets had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure.  As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods.  While we currently believe that many of our products may receive the 2.60 rate of exchange, we will remeasure the financial statements of our Venezuelan subsidiary for 2010 and future periods at the rate at which we expect to remit dividends, which currently is 4.30.  As the local currency operations in Venezuela will now translate into fewer U.S. dollars, this will have an ongoing adverse effect on our reported results.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts and estimated returns	$47	$9	$—	$4		$52
Valuation allowance for deferred tax assets	$5	$—	$—	$3	(1)	$2

Year Ended December 31, 2008
Allowance for doubtful accounts and estimated returns	$51	$6	$—	$10		$47
Valuation allowance for deferred tax assets	$11	$3	$—	$9	(1)	$5

Year Ended December 31, 2007
Allowance for doubtful accounts and estimated returns	$46	$7	$—	$2		$51
Valuation allowance for deferred tax assets	$125	$6	$—	$120	(2)	$11
____________
(1)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.
(2)	Decrease is primarily a result of the reduction of a tax loss carryforward valuation allowance in Brazil of $95 and the utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange. The trading symbol for the common stock is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 47 consecutive years.

Market Price of Common Stock
	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$69.32	$55.05	$80.98	$73.50
June 30	71.76	57.29	78.89	68.21
September 30	76.55	71.02	79.99	68.56
December 31	86.32	75.82	76.76	54.77
Year-end Closing Price	$82.15		$68.54

Dividends Paid Per Common Share

Quarter Ended	2009	2008
March 31	$0.40	$0.36
June 30	0.44	0.40
September 30	0.44	0.40
December 31	0.44	0.40
Total	$1.72	$1.56

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on the Colgate-Palmolive common stock against the S&P Composite-500 Stock Index and a peer company index for a twenty-year period, ten-year period and a five-year period each ending December 31, 2009.  The companies included in the peer company index are consumer products companies that have both domestic and international businesses.  These companies are: Avon Products, Inc., The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company and Unilever (N.V. and plc).

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

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2009	2008		2007		2006		2005		2004		2003		2002		2001		2000
Continuing Operations
Net sales(1)	$15,327	$15,330		$13,790		$12,238		$11,397		$10,584		$9,903		$9,294		$9,084		$9,004
Results of operations:
Net income	2,291	1,957	(2)	1,737	(3)	1,353	(4)	1,351	(5)	1,327	(6)	1,421		1,288		1,147		1,064
Per share, basic	4.53	3.81	(2)	3.35	(3)	2.57	(4)	2.54	(5)	2.45	(6)	2.60		2.33		2.02		1.81
Per share, diluted	4.37	3.66	(2)	3.20	(3)	2.46	(4)	2.43	(5)	2.33	(6)	2.46		2.19		1.89		1.70
Depreciation and amortization expense	351	348		334		329		329		328		316		297		336		338

Financial Position
Current ratio	1.1	1.3		1.1		1.0		1.0		1.0		1.0		1.0		1.0		1.0
Property, plant and equipment, net	3,516	3,119		3,015		2,696		2,544		2,648		2,542		2,491		2,514		2,528
Capital expenditures	575	684		583		476		389		348		302		344		340		367
Total assets	11,134	9,979		10,112		9,138		8,507		8,673		7,479		7,087		6,985		7,252
Long-term debt	2,821	3,585		3,222		2,720		2,918		3,089		2,685		3,211		2,812		2,537
Colgate-Palmolive Company shareholders’ equity	3,116	1,923		2,286		1,411		1,350		1,245		887		350		846		1,468

Share and Other
Book value per common share	6.52	4.09	(7)	4.75	(7)	3.03	(7)	2.87	(7)	2.84	(7)	2.11	(7)	1.08	(7)	1.91	(7)	2.78	(7)
Cash dividends declared and paid per common share	1.72	1.56		1.40		1.25		1.11		0.96		0.90		0.72		0.675		0.63
Closing price	82.15	68.54		77.96		65.24		54.85		51.16		50.05		52.43		57.75		64.55
Number of common shares outstanding (in millions)	494.2	501.4		509.0		512.7		516.2		526.6		533.7		536.0		550.7		566.7
Number of common shareholders of record	30,600	31,400		32,200		33,400		35,000		36,500		37,700		38,800		40,900		42,300
Average number of employees	38,100	36,600		36,000		34,700		35,800		36,000		36,600		37,700		38,500		38,300

_____________
(1)
Net sales amounts for 2001 and 2000 have been revised to reflect the reclassification of certain sales incentives and promotional expenses from selling, general and administrative expenses to a reduction of net sales and cost of sales in accordance with new accounting standards.

(2)	Net income and earnings per share in 2008 include $113 of aftertax charges associated with the 2004 Restructuring Program.
(3)
Net income and earnings per share in 2007 include a gain for the sale of the Company’s household bleach business in Latin America of $29 aftertax and an income tax benefit of $74 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $184 of aftertax charges associated with the 2004 Restructuring Program, $10 of pension settlement charges and $8 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

(4)
Net income and earnings per share in 2006 include a gain for the sale of the Company’s household bleach business in Canada of $38 aftertax. This gain was more than offset by $287 of aftertax charges associated with the 2004 Restructuring Program and $48 of aftertax charges related to the adoption of the update to the Stock Compensation Topic of the FASB Codification.

(5)
Net income and earnings per share in 2005 include a gain for the sale of heavy-duty laundry detergent brands in North America and Southeast Asia of $93 aftertax. This gain was more than offset by $145 of aftertax charges associated with the 2004 Restructuring Program, $41 of income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and $23 aftertax of non-cash pension and other retiree benefit charges.

(6)	Net income and earnings per share in 2004 include $48 of aftertax charges associated with the 2004 Restructuring Program.
(7)
Amounts have been recalculated to conform to the current year presentation required by the Consolidation Topic of the FASB Codification.  See Note 2 to the Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2009

Commission File No. 1-644

Exhibit No.		Description
3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Current Report on Form 8-K filed on June 7, 2007, File No. 1-644.)

4	a)
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

	c)	Form of 4.75% Notes Due 2014 of Colgate-Palmolive Company. (Registrant hereby incorporates by reference Exhibit 99(B) to its Registration Statement on Form 8-A filed on June 8, 2007, File No. 1-644.)

10-A	a)	Colgate-Palmolive Company 2009 Executive Incentive Compensation Plan. (Registrant hereby incorporates by reference Appendix A to its 2009 Notice of Meeting and Proxy Statement.)

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

	d)	Amendment, dated as of February 25, 2010, to the Amended and Restated Colgate-Palmolive Company Supplemental Salaried Employees' Retirement Plan. **

10-C	a)
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

10-L	a)	Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference appendix A to its 1997 Notice of Meeting and Proxy Statement.)

Exhibit No.	Description
b)
Amendment, dated as of December 29, 2005, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (b) to its Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-644.)

c)
Amendment, dated as of December 7, 2006, to the Colgate-Palmolive Company 1997 Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-M (c) to its Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-644.).

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

10-P		Form of Restricted Stock Award Agreement used in connection with grants to employees under the 2009 Colgate-Palmolive Company Executive Incentive Compensation Plan.**

10-Q	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

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

Exhibit No.	Description
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

10-R	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

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

f)
Amendment, dated as of February 26, 2009, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-S (f) to its Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-644.)

10-S
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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

___________
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