Form 10-Q
period 2010-03-31
COLGATE PALMOLIVE CO
filed 2010-04-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	490,453,246	March 31, 2010

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$3,829	$3,503
Cost of sales	1,561	1,490
Gross profit	2,268	2,013
Selling, general and administrative expenses	1,355	1,186
Other (income) expense, net	235	16
Operating profit	678	811
Interest expense, net	16	21
Income before income taxes	662	790
Provision for income taxes	275	254
Net income including noncontrolling interests	387	536
Less: Net income attributable to noncontrolling interests	30	28
Net income attributable to Colgate-Palmolive Company	$357	$508
Earnings per common share, basic	$0.71	$1.00
Earnings per common share, diluted	$0.69	$0.97
Dividends declared per common share*	$0.97	$0.84
____________
*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$561	$600
Receivables (net of allowances of $51 and $52, respectively)	1,709	1,626
Inventories	1,259	1,209
Other current assets	402	375
Total current assets	3,931	3,810
Property, plant and equipment:
Cost	6,699	6,700
Less: Accumulated depreciation	(3,233)	(3,184)
	3,466	3,516
Goodwill, net	2,257	2,302
Other intangible assets, net	808	821
Other assets	361	685
Total assets	$10,823	$11,134
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$42	$35
Current portion of long-term debt	320	326
Accounts payable	1,129	1,172
Accrued income taxes	410	387
Other accruals	1,917	1,679
Total current liabilities	3,818	3,599

Long-term debt	2,755	2,821
Deferred income taxes	124	82
Other liabilities	1,362	1,375

Shareholders’ Equity
Preference stock	165	169
Common stock	733	733
Additional paid-in capital	1,784	1,764
Retained earnings	13,032	13,157
Accumulated other comprehensive income (loss)	(2,131)	(2,096)
	13,583	13,727
Unearned compensation	(112)	(133)
Treasury stock, at cost	(10,876)	(10,478)
Total Colgate-Palmolive Company shareholders’ equity	2,595	3,116
Noncontrolling interests	169	141
Total shareholders’ equity	2,764	3,257
Total liabilities and shareholders’ equity	$10,823	$11,134

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income including noncontrolling interests	$387	$536
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Venezuela hyperinflationary transition charge	271	—
Restructuring, net of cash	—	(7)
Depreciation and amortization	92	82
Stock-based compensation expense	41	39
Deferred income taxes	34	54
Cash effects of changes in:
Receivables	(99)	(15)
Inventories	(56)	(34)
Accounts payable and other accruals	27	3
Other non-current assets and liabilities	36	32
Net cash provided by operations	733	690

Investing Activities
Capital expenditures	(81)	(73)
Sale of property and non-core product lines	1	4
Sales (purchases) of marketable securities and investments	(7)	(13)
Net cash used in investing activities	(87)	(82)

Financing Activities
Principal payments on debt	(1,154)	(771)
Proceeds from issuance of debt	1,116	711
Dividends paid	(222)	(203)
Purchases of treasury shares	(505)	(202)
Proceeds from exercise of stock options and excess tax benefits	88	10
Net cash used in financing activities	(677)	(455)

Effect of exchange rate changes on Cash and cash equivalents	(8)	(6)
Net increase (decrease) in Cash and cash equivalents	(39)	147
Cash and cash equivalents at beginning of period	600	555
Cash and cash equivalents at end of period	$561	$702
Supplemental Cash Flow Information
Income taxes paid	$216	$102

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

For a complete set of financial notes including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories

Inventories by major class are as follows:

	March 31, 2010	December 31, 2009
Raw materials and supplies	$301	$310
Work-in-process	52	50
Finished goods	906	849
Total Inventories	$1,259	$1,209

4.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity since the beginning of 2010 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Preference Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)	$141
Net income						357		30
Other comprehensive income							(35)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(8)
Common stock						(474)
Noncontrolling interests in Company’s subsidiaries								(2)
Stock-based compensation expense			41
Shares issued for stock options			19		60
Treasury stock acquired					(505)
Preference stock conversion	(4)		(21)		25
Other			(19)	21	22
Balance, March 31, 2010	$165	$733	$1,784	$(112)	$(10,876)	$13,032	$(2,131)	$169

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following are components of comprehensive income:

	Three Months Ended
	March 31, 2010			March 31, 2009
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$357	$30	$387	$508	$28	$536

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(33)		(33)	(112)	(2)	(114)
Retirement Plan and other retiree benefit adjustments	11		11	11		11
Gains (losses) on cash flow hedges	(2)		(2)	12		12
Other	(11)		(11)			
Total Other comprehensive income (loss), net of tax	$(35)	$ 	$(35)	$(89)	$(2)	$(91)

Comprehensive income	$322	$30	$352	$419	$26	$445

5.	Earnings Per Share

	Three Months Ended
	March 31, 2010			March 31, 2009
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$357			$508
Preferred dividends	(8)			(8)
Basic EPS	349	493.7	$0.71	500	500.7	$1.00
Stock options and restricted stock		4.8			3.6
Convertible preference stock	8	20.5		8	21.9
Diluted EPS	$357	519.0	$0.69	$508	526.2	$0.97

6.         Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three months ended March 31, 2010 and 2009 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$12	$11	$5	$4	$3	$3
Interest cost	24	24	9	8	10	9
Annual ESOP allocation	—	—	—	—	(2)	(2)
Expected return on plan assets	(25)	(23)	(6)	(5)	(1)	—
Amortization of transition and prior service costs (credits)	1	1	—	—	—	—
Amortization of actuarial loss	11	12	1	1	3	3
Net periodic benefit cost	$23	$25	$9	$8	$13	$13

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $113. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union (EU), Belgium, France, Germany, Greece, Italy, The Netherlands, Romania, Spain, Switzerland and the United Kingdom (UK).  The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers.  While several of the investigations are ongoing, there have been the following results to date:

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

•
In January 2010, the Spanish competition law authority found that four suppliers of shower gel had entered into an agreement regarding product down-sizing, for which Colgate’s Spanish subsidiary was fined $3. The Company is appealing the fine in the Spanish courts.

•	While the investigations of the Company’s Romanian subsidiary by the Romanian competition authority are now closed, a complainant has petitioned the court to reopen one of the investigations.

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

•	The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four consumer goods companies, including the Company’s French subsidiary.
•	The Italian competition authority alleges that 17 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector.
•	The French competition authority alleges violations of competition law by three pet food producers, including the Company’s Hill’s France subsidiary, focusing on exclusivity arrangements.
•	The Dutch competition authority alleges that six companies, including the Company’s Dutch subsidiary, engaged in concerted practices and exchanged sensitive information in the cosmetics sector.

The Company has responded, or will have an opportunity to respond, to each of these statements of objections.  Investigations are ongoing in the EU, Belgium, France, Germany and Greece, but no formal claims of violations have been filed in these jurisdictions except in France as noted above.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.  In 2010, Corporate Operating profit also includes the one-time $271 charge of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010.  For further information regarding Venezuela, refer to Note 10.

Net sales and Operating profit by segment were as follows:

	Three Months Ended March 31,
	2010	2009
Net sales
Oral, Personal and Home Care
North America	$753	$730
Latin America	1,006	911
Europe/South Pacific	824	719
Greater Asia/Africa	730	636
Total Oral, Personal and Home Care	3,313	2,996
Pet Nutrition	516	507
Total Net sales	$3,829	$3,503
Operating profit
Oral, Personal and Home Care
North America	$217	$192
Latin America	340	306
Europe/South Pacific	191	143
Greater Asia/Africa	189	152
Total Oral, Personal and Home Care	937	793
Pet Nutrition	141	131
Corporate	(400)	(113)
Total Operating profit	$678	$811

9.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.  The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with diverse, highly rated counterparties.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Financial Instruments

At March 31, 2010 and December 31, 2009, marketable securities of $48 and $41, respectively, were included within Other current assets in the Condensed Consolidated Balance Sheets and consisted of bank deposits with original maturities greater than 90 days (Level 1 valuation).  The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2010 and December 31, 2009. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2010 and December 31, 2009, was $3,305 and $3,362, respectively, and the related carrying value was $3,075 and $3,147, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

During the second half of 2009, the Company invested $210 in U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation with stated maturities ranging from two to seven years and $50 in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from six to eight years. Each investment is classified as available-for-sale and included within Other assets in the Condensed Consolidated Balance Sheets. These investments are considered Level 1 as they have quoted prices on an active exchange with daily liquidity.  Prior to January 1, 2010, the U.S. dollar-denominated bonds had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.  As a result of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010, a charge of $152 was recorded to write down the value of the U.S. dollar-denominated bonds.  This charge is included in the $271 one-time charge discussed in Note 10.

As of March 31, 2010, the fair value of the U.S. dollar-denominated bonds and U.S. dollar-linked, devaluation-protected bonds was $126 and the $18 difference between their fair value and carrying value was recorded as an unrealized gain, net of related tax effects, in Accumulated other comprehensive income (loss).

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of March 31, 2010 and December 31, 2009 for both types of derivative instruments:

	Asset Derivatives			Liability Derivatives
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/10	12/31/09		3/31/10	12/31/09
Interest rate swap contracts	Other assets	$21	$17	Other liabilities	$—	$—
Foreign currency contracts	Other current assets	15	11	Other accruals	10	8
Commodity contracts	Other current assets	—	1	Other accruals	2	1
Total designated		$36	$29		$12	$9

Derivatives not designated
Foreign currency contracts	Other current assets	$9	$3	Other accruals	$—	$—
Total not designated		$9	$3		$—	$—

Total		$45	$32		$12	$9

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit.  The net gain on this instrument recognized in Other (income) expense, net for the three-month period ended March 31, 2010 was $6, which offsets the $6 net loss recognized in Other (income) expense, net on the underlying deposit.  The notional value of this swap was $99 at March 31, 2010.  The net gain recognized on a similar instrument in Other (income) expense, net for the three-month period ended March 31, 2009 was $1 which offset the $1 net loss recognized in Other (income) expense, net on the underlying deposit.  The notional value of the swap was $119 at March 31, 2009.

Cash flow hedges

As of March 31, 2010, all of the Company’s commodity contracts, with a notional value of $19, and certain foreign currency forward contracts, with a notional value of $215, have been designated as cash flow hedges. As of March 31, 2009, all of the Company’s commodity contracts, with a notional value of $23, and certain foreign currency forward contracts, with a notional value of $217, were designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31, 2010		Three months ended March 31, 2009

Cash Flow Hedges	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales
Foreign currency contracts	$1	$1	$11	$3
Commodity contracts	(2)	—	(1)	(5)
	$(1)	$1	$10	$(2)

__________________________
1	The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Fair value hedges

As of March 31, 2010, the Company has designated all interest rate swap contracts, with a notional value of $600, and certain foreign currency forward contracts, with a notional value of $972, as fair value hedges.  As of March 31, 2009, the Company designated all interest rate swap contracts, with a notional value of $270, and certain foreign currency forward contracts, with a notional value of $763, as fair value hedges.  For fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.  The impact of foreign currency contracts is recognized in Selling, general and administrative expenses.  The impact of interest rate swap contracts is recognized in Interest expense, net.

Activity related to fair value hedges recorded during the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three months ended March 31, 2010		Three months ended March 31, 2009
Fair Value Hedges	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item
Foreign currency contracts	$4	$(4)	$19	$(19)
Interest rate swap contracts	4	(4)	3	(3)
	$8	$(8)	$22	$(22)

Net investment hedges

As of March 31, 2010, the Company has designated certain foreign currency forward contracts with a notional value of $138, as well as certain foreign currency-denominated debt with a notional value of $360, as net investment hedges. As of March 31, 2009, the Company designated certain foreign currency forward contracts with a notional value of $24, as well as certain foreign currency-denominated debt with a notional value of $642, as net investment hedges. For the three-month period ended March 31, 2010, a $17 net gain was recorded in OCI to offset the changes in the values of the net investments being hedged.  For the three-month period ended March 31, 2009, a $42 net gain was recorded in OCI to offset the changes in the values of the net investments being hedged.

10.	Venezuela

Effective January 1, 2010, Venezuela was designated as hyperinflationary and therefore the functional currency for the Company’s Venezuelan subsidiary (CP Venezuela) became the U.S. dollar. As a result, the impact of Venezuelan currency fluctuations is reported in income. The change in the reporting currency from the Venezuelan bolivar to the U.S. dollar resulted in a one-time charge of approximately $271 recorded within Other (income) expense, net. This charge primarily represents the premium paid to acquire U.S. dollar-denominated cash ($150) and bonds ($152) at the parallel market rate, offset by $31 for U.S. dollar-denominated payables. Previously these items had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods.  The devaluation resulted in a one-time pre-tax gain of $46 recorded in Other (income) expense and an after-tax gain of $59 in the first quarter of 2010 related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from Venezuela.

While we expect many of our imported products will receive the 2.60 rate of exchange, we remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which currently is 4.30. As the local currency operations in Venezuela now translate into fewer U.S. dollars, this will have an ongoing adverse effect on our reported results.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), organic sales growth, gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, and the Company’s corporate governance practices (including the Company’s Code of Conduct), help to maintain business health and strong internal controls.

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

The Company operates in a highly competitive global marketplace and, looking forward, expects global macroeconomic and market conditions to remain highly challenging.  As previously disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.  In particular, as a result of the decision by the Venezuelan government on January 8, 2010 to devalue the Venezuelan bolivar, described more fully in Note 10, the local currency operations of CP Venezuela now translate into fewer U.S. dollars, which will have an ongoing adverse effect on our reported results.  While difficult to project, our current estimate is that the impact of the devaluation will be a net reduction in 2010 diluted earnings per share of between $0.06 and $0.10 per share, including the $59 aftertax gain related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from CP Venezuela recorded in the first quarter of 2010.  As actual results may differ, please see “Cautionary Statement on Forward-Looking Statements” below.  The Venezuelan government continues to impose currency exchange controls.  We could be further negatively affected if we are unable to obtain U.S. dollars at either of the official rates, in which case we may have to obtain dollars through transactions on the parallel market, where the exchange rate is less favorable.

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

Results of Operations

Worldwide Net sales were $3,829 in the first quarter of 2010, up 9.5% from the first quarter of 2009, driven by volume growth of 6.0%, a positive foreign exchange impact of 3.5% and level net selling prices. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 6.0% in the first quarter of 2010.

Net sales in the Oral, Personal and Home Care segment were $3,313 in the first quarter of 2010, up 10.5% from the first quarter of 2009, driven by volume growth of 7.5%, a 3.0% positive impact of foreign exchange and level net selling prices. Organic sales in the Oral, Personal and Home Care segment grew 7.5% in the first quarter of 2010.

Net sales in North America increased 3.0% in the first quarter of 2010 to $753, driven by volume growth of 5.0% and a 1.5% positive impact of foreign exchange, partially offset by net selling price decreases of 3.5%. Organic sales in North America grew 1.5% in the first quarter of 2010. Products contributing to the growth in oral care included Colgate Total Enamel Strength, Colgate Sensitive Enamel Protect and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° ActiFlex, Colgate Max Fresh and Colgate Max White manual toothbrushes and the Colgate Wisp mini-brush.  Successful new products in other categories contributing to growth included Softsoap Nutri Serums and Softsoap Body Butter Mega Moisture body washes, Softsoap Crisp Cucumber and Melon and Softsoap Cherry Blossom liquid hand soaps and Ajax Lime with Bleach Alternative dish liquid. Operating profit in North America increased 13% in the first quarter of 2010 to $217 due to sales growth, cost-saving initiatives and lower raw and packaging material costs.

Net sales in Latin America increased 10.5% in the first quarter of 2010 to $1,006 as volume growth of 8.0% and net selling price increases of 6.5% were partially offset by a 4.0% negative impact of foreign exchange. Organic sales in Latin America grew 14.5% in the first quarter of 2010. Volume gains were led by Brazil, Colombia and Mexico. Products contributing to the growth in oral care included Colgate Sensitive Pro-Alivio, Colgate Total Professional Sensitive and Colgate Total Professional Whitening toothpastes, Colgate 360° ActiFlex, Colgate Premier Clean and Colgate Classic manual toothbrushes, and Colgate Plax Complete Care and Colgate Plax Sensitive mouthwashes.  Products contributing to growth in other categories included Palmolive Perfect Tone and Protex Propolis bar soaps, Axion Professional dish liquid, Lady Speed Stick Depil Control and Speed Stick Waterproof deodorants, Fabuloso Continuous Effect liquid cleaner, and Suavitel GoodBye Ironing and Suavitel Magic Moments fabric conditioners. Operating profit in Latin America increased 11% in the first quarter of 2010 to $340 due to sales growth and cost-saving initiatives, partially offset by higher advertising.  Operating profit for the first quarter of 2010 also includes a pretax gain of $46 related to the remeasurement of the CP Venezuela balance sheet as a result of the currency devaluation on January 8, 2010.  This gain was substantially offset by the impact of translating the CP Venezuela financial statements at a lower exchange rate as a result of the devaluation.

Net sales in Europe/South Pacific increased 14.5% in the first quarter of 2010 to $824, as volume growth of 7.0% and a 10.5% positive impact of foreign exchange were partially offset by net selling price decreases of 3.0%. Organic sales in Europe/South Pacific grew 4.0% in the first quarter of 2010. Volume gains were led by France, Italy, Spain, Denmark, the United Kingdom, Poland and the GABA business. Successful products in oral care included Colgate Sensitive Pro-Relief, Colgate Total Advanced Clean, Colgate Total Advanced Sensitive and Colgate Max Fresh with Mouthwash Beads toothpastes, Colgate 360° ActiFlex and Colgate Max White toothbrushes, Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinses.  Successful products in other categories included Palmolive Nutrafruit shower creme, Lady Speed Stick Depil Protect deodorant and Soupline Magic Moments and Soupline Aroma Tranquility fabric conditioners. Operating profit in Europe/South Pacific increased 34% in the first quarter of 2010 to $191 due to sales growth, cost-saving initiatives and lower raw and packaging material costs, partially offset by higher advertising.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Greater Asia/Africa increased 14.5% in the first quarter of 2010 to $730 as volume growth of 9.0% and a 6.5% positive impact of foreign exchange were partially offset by net selling price decreases of 1.0%. Organic sales in Greater Asia/Africa grew 8.0% in the first quarter of 2010. Volume gains in India, the Greater China region, Thailand, Philippines and Malaysia more than offset a volume decline in South Africa. Successful new products driving the oral care growth included Colgate Sensitive Pro-Relief, Colgate Total Professional Clean and Colgate 360° Whole Mouth Clean toothpastes, Colgate 360° ActiFlex, Colgate 360° Sensitive ProRelief, Colgate Max White and Colgate Zig Zag manual toothbrushes and Colgate Plax Ice mouthwash.  New products contributing to growth in other categories included Palmolive Spa Banya shower liquid and Lady Speed Stick Depil Control deodorant. Operating profit in Greater Asia/Africa increased 24% in the first quarter of 2010 to $189 due to sales growth, lower raw and packaging material costs and cost-saving initiatives, partially offset by higher advertising.

Net sales for Hill’s Pet Nutrition increased 2.0% in the first quarter of 2010 to $516 as 2.0% volume declines and net selling price decreases of 0.5% were more than offset by a 4.5% positive impact of foreign exchange. Organic sales in Hill’s Pet Nutrition decreased by 2.5% in the first quarter of 2010.  Volume declines in the U.S., Japan, Italy, Germany and Turkey were partially offset by volume growth in the United Kingdom, Taiwan, Mexico and South Korea.  Successful products within the U.S. included Science Diet Small and Toy Breed Canine, a significantly expanded line of Science Diet Simple Essentials Treats Canine and Prescription Diet j/d Feline.  Successful new products contributing to international sales included Science Plan Snacks Canine and Science Plan Healthy Mobility Canine. Operating profit in Hill’s Pet Nutrition increased 8% in the first quarter of 2010 to $141 due to cost-saving initiatives and lower raw and packaging material costs, partially offset by higher advertising.

Operating profit (loss) related to Corporate was ($400) in the first quarter of 2010 as compared to ($113) in the first quarter of 2009. In the first quarter of 2010, Operating profit (loss) includes a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.

For a table summarizing segment Net sales and Operating profit, please refer to Note 8, “Segment Information” to the Condensed Consolidated Financial Statements.

Worldwide Gross profit margin increased to 59.2% in the first quarter of 2010 from 57.5% in the first quarter of 2009. The increase in 2010 reflects lower raw and packaging material costs and a continued focus on cost-saving initiatives.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.4% in the first quarter of 2010 from 33.9% in the first quarter of 2009.  The increase was driven primarily by higher advertising, partially offset by a continued focus on cost-saving programs. In the first quarter of 2010, advertising spending increased 33% to $423 as compared with $317 in the first quarter of 2009.

Other (income) expense, net amounted to $235 in the first quarter of 2010 as compared with $16 in the first quarter of 2009. Other (income) expense, net for the first quarter of 2010 includes a one-time $271 charge in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time gain of $46 related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

Operating profit decreased 16% to $678 in the first quarter of 2010 from $811 in 2009, reflecting a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, as described above. Excluding this one-time charge, Operating profit increased 17% to $949 in the first quarter of 2010.

Interest expense, net decreased to $16 in the first quarter of 2010, as compared with $21 in the comparable period of 2009, due to lower average interest rates and lower debt.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.5%, which is consistent with the estimate in the first quarter 2009. The effective tax rate for the first quarter of 2010 of 41.5% was impacted as a result of the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, as well as the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation.  In addition, the tax provision includes a one-time charge of $9 related to the elimination, beginning in 2013, of the tax deduction on the Medicare Part D retiree drug subsidy under the Patient Protection and Affordable Care Act (HR 3590) signed into law on March 23, 2010.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company for the first quarter of 2010 decreased to $357 from $508 in the comparable 2009 period, and earnings per common share on a diluted basis decreased to $0.69 per share from $0.97 per share in the comparable 2009 period. Net income attributable to Colgate-Palmolive Company for the first quarter of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per share).  Excluding this one-time charge, Net income attributable to Colgate-Palmolive Company increased 24% to $628 and earnings per common share on a diluted basis increased 25% to $1.21.

Liquidity and Capital Resources

Net cash provided by operations increased 6% to $733 in the first quarter of 2010, compared with $690 in the comparable period of 2009. The increase in 2010 is due to improved operating profit in each of the operating divisions, partially offset by higher tax payments. In addition, working capital as a percentage of sales improved by 220 basis points in first quarter 2010 versus the year ago period, reflecting the strength of the Company’s overall balance sheet and key ratios as well as its tight focus on working capital. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $87 in the first quarter of 2010, compared with $82 in the comparable period of 2009 due to increased spending on capital expenditures. Capital spending increased in the first quarter of 2010 to $81 from $73 in the comparable period of 2009 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2010 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $677 of cash during the first quarter of 2010 compared with $455 in the comparable period of 2009. This increase is primarily due to higher repurchases of common stock, partially offset by higher proceeds from stock option exercises.

Commercial paper outstanding was $0 and $697 as of March 31, 2010 and 2009, respectively. The average daily balances outstanding for commercial paper in the first quarters of 2010 and 2009 were $772 and $1,249, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012.

Certain of the facilities with respect to the Company’s bank borrowings contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

In the first quarter of 2010, the Company increased the annualized common stock dividend by 20% to $2.03 per share and the annualized Series B Convertible Preference Stock dividend to $16.24 per share, effective in the second quarter of 2010. On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) that authorizes the repurchase of up to 40 million shares of the Company’s common stock.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This quarterly report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP).  Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments.

Worldwide Operating profit, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impact of the one-time charge related to the transition to hyperinflationary accounting in Venezuela (non-GAAP).  Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying business trends and performance of the Company’s on-going operations and is useful for period-over-period comparisons of such operations.

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

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, the impact of the currency devaluation in Venezuela, cost-reduction plans, tax rates and new product introductions, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as required, changes in the policies of retail trade customers and our ability to continue lowering costs and to mitigate the impact of the currency devaluation in Venezuela. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 13 to the Consolidated Financial Statements included therein and Note 7 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from January 1, 2010 through February 4, 2010 were repurchased pursuant to a program authorized by the Company’s Board of Directors on January 30, 2008 (the 2008 Program). On February 4, 2010, the Board authorized a new share repurchase program (the 2010 Program).  The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.  As with the prior program, the Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 through 31, 2010	592,827	$82.05	565,000	1,911,647
February 1 through 28, 2010	2,484,368	$80.82	2,220,000	38,170,000
March 1 through 31, 2010	3,035,232	$84.27	2,875,000	35,295,000

Total	6,112,427	$82.65	5,660,000
_____________
(1)	Includes share repurchases under the 2008 Program and the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 452,427 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

(3)
In February, 390,000 shares were repurchased under the 2008 Program. Beginning on February 5, 2010, the maximum number of shares reflects the 40 million shares authorized for repurchase under the 2010 Program less the cumulative number of shares that have been purchased under the 2010 Program.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 29, 2010	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and
Chief Executive Officer

Principal Financial Officer:

April 29, 2010	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

April 29, 2010	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller