Form 10-Q
period 2010-06-30
COLGATE PALMOLIVE CO
filed 2010-07-29
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	485,998,753	June 30, 2010

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net sales	$3,814	$3,745	$7,643	$7,248
Cost of sales	1,572	1,544	3,133	3,034
Gross profit	2,242	2,201	4,510	4,214
Selling, general and administrative expenses	1,292	1,296	2,647	2,482
Other (income) expense, net	2	18	237	34
Operating profit	948	887	1,626	1,698
Interest expense, net	14	21	30	42
Income before income taxes	934	866	1,596	1,656
Provision for income taxes	304	278	579	532
Net income including noncontrolling interests	630	588	1,017	1,124
Less: Net income attributable to noncontrolling interests	27	26	57	54
Net income attributable to Colgate-Palmolive Company	$603	$562	$960	$1,070

Earnings per common share, basic	$1.21	$1.11	$1.92	$2.11

Earnings per common share, diluted	$1.17	$1.07	$1.86	$2.04

Dividends declared per common share*	$-	$-	$0.97	$0.84
__________
*	Two dividends were declared in the first quarter of 2010 and 2009.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$555	$600
Receivables (net of allowances of $50 and $52, respectively)	1,594	1,626
Inventories	1,246	1,209
Other current assets	416	375
Total current assets	3,811	3,810
Property, plant and equipment:
Cost	6,631	6,700
Less: Accumulated depreciation	(3,221)	(3,184)
	3,410	3,516
Goodwill, net	2,207	2,302
Other intangible assets, net	796	821
Other assets	362	685
Total assets	$10,586	$11,134

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$34	$35
Current portion of long-term debt	8	326
Accounts payable	1,105	1,172
Accrued income taxes	277	387
Other accruals	1,531	1,679
Total current liabilities	2,955	3,599

Long-term debt	3,331	2,821
Deferred income taxes	165	82
Other liabilities	1,331	1,375

Shareholders’ Equity
Preference stock	162	169
Common stock	733	733
Additional paid-in capital	1,814	1,764
Retained earnings	13,622	13,157
Accumulated other comprehensive income (loss)	(2,275)	(2,096)
	14,056	13,727
Unearned compensation	(122)	(133)
Treasury stock, at cost	(11,302)	(10,478)
Total Colgate-Palmolive Company shareholders’ equity	2,632	3,116
Noncontrolling interests	172	141
Total shareholders’ equity	2,804	3,257
Total liabilities and shareholders’ equity	$10,586	$11,134

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income including noncontrolling interests	$1,017	$1,124
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Venezuela hyperinflationary transition charge	271	—
Restructuring, net of cash	—	(9)
Depreciation and amortization	185	172
Stock-based compensation expense	60	56
Deferred income taxes	55	34
Cash effects of changes in:
Receivables	(35)	(86)
Inventories	(85)	2
Accounts payable and other accruals	(206)	(62)
Other non-current assets and liabilities	40	(20)
Net cash provided by operations	1,302	1,211

Investing Activities
Capital expenditures	(204)	(210)
Sale of property and non-core product lines	2	12
Sales (purchases) of marketable securities and investments	(13)	(20)
Other	—	1
Net cash used in investing activities	(215)	(217)

Financing Activities
Principal payments on debt	(2,514)	(1,515)
Proceeds from issuance of debt	2,757	1,608
Dividends paid	(520)	(454)
Purchases of treasury shares	(978)	(396)
Proceeds from exercise of stock options and excess tax benefits	141	92
Net cash used in financing activities	(1,114)	(665)

Effect of exchange rate changes on Cash and cash equivalents	(18)	12

Net increase (decrease) in Cash and cash equivalents	(45)	341
Cash and cash equivalents at beginning of period	600	555
Cash and cash equivalents at end of period	$555	$896

Supplemental Cash Flow Information
Income taxes paid	$621	$582

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

3.	Inventories

Inventories by major class are as follows:

	June 30, 2010	December 31, 2009
Raw materials and supplies	$299	$310
Work-in-process	55	50
Finished goods	892	849
Total Inventories	$1,246	$1,209

4.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity for the first half of 2010 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Preference Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)	$141
Net income						960		57
Other comprehensive income							(179)	(1)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(16)
Common stock						(479)
Noncontrolling interests in Company’s subsidiaries								(25)
Stock-based compensation expense			60
Shares issued for stock options			33		92
Treasury stock acquired					(978)
Preference stock conversion	(7)		(32)		39
Other			(11)	11	23
Balance, June 30, 2010	$162	$733	$1,814	$(122)	$(11,302)	$13,622	$(2,275)	$172

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

The following are components of comprehensive income:

	Three Months Ended
	June 30, 2010			June 30, 2009
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$603	$27	$630	$562	$26	$588

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(148)	(1)	(149)	278	3	281
Retirement Plan and other retiree benefit adjustments	11		11	11		11
Gains (losses) on cash flow hedges	(2)		(2)	(1)		(1)
Other	(5)		(5)			
Total Other comprehensive income (loss), net of tax	$(144)	$(1)	$(145)	$288	$3	$291

Comprehensive income	$459	$26	$485	$850	$29	$879

	Six Months Ended
	June 30, 2010			June 30, 2009
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$960	$57	$1,017	$1,070	$54	$1,124

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(181)	(1)	(182)	166	1	167
Retirement Plan and other retiree benefit adjustments	22		22	22		22
Gains (losses) on cash flow hedges	(4)		(4)	11		11
Other	(16)		(16)			
Total Other comprehensive income (loss), net of tax	$(179)	$(1)	$(180)	$199	$1	$200

Comprehensive income	$781	$56	$837	$1,269	$55	$1,324

5.	Earnings Per Share

	Three Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$603			$562
Preferred dividends	(8)			(7)
Basic EPS	595	490.1	$1.21	555	500.1	$1.11
Stock options and restricted stock		4.6			3.3
Convertible preference stock	8	20.0		7	21.5
Diluted EPS	$603	514.7	$1.17	$562	524.9	$1.07

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$960			$1,070
Preferred dividends	(16)			(15)
Basic EPS	944	491.9	$1.92	1,055	500.8	$2.11
Stock options and restricted stock		4.6			2.9
Convertible preference stock	16	20.2		15	21.7
Diluted EPS	$960	516.7	$1.86	$1,070	525.4	$2.04

6.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three and six months ended June 30, 2010 and 2009 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$13	$11	$4	$4	$4	$4
Interest cost	24	24	8	9	11	9
Annual ESOP allocation	—	—	—	—	(2)	(2)
Expected return on plan assets	(26)	(22)	(6)	(6)	—	(1)
Amortization of transition and prior service costs (credits)	1	1	—	1	—	—
Amortization of actuarial loss	11	11	4	1	4	3
Net periodic benefit cost	$23	$25	$10	$9	$17	$13

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$25	$22	$9	$8	$7	$7
Interest cost	48	48	17	17	21	18
Annual ESOP allocation	—	—	—	—	(4)	(4)
Expected return on plan assets	(51)	(45)	(12)	(11)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	2	—	1	—	—
Amortization of actuarial loss	22	23	5	2	7	6
Net periodic benefit cost	$46	$50	$19	$17	$30	$26

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

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $145 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

•
While the investigations of the Company’s Romanian subsidiary by the Romanian competition authority have been closed since May 2009, a complainant has petitioned the court to reopen one of the investigations.

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
•
The German competition authority alleges in an investigation related to the one resolved in February 2008 that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market.

The Company has responded, or will have an opportunity to respond, to each of these statements of objections.  Investigations are ongoing in the EU, Belgium, France and Greece, but no formal claims of violations have been filed in these jurisdictions except in France as noted above.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Oral, Personal and Home Care
North America	$768	$734	$1,521	$1,464
Latin America	1,055	1,050	2,061	1,961
Europe/South Pacific	770	791	1,594	1,510
Greater Asia/Africa	730	641	1,460	1,277
Total Oral, Personal and Home Care	3,323	3,216	6,636	6,212
Pet Nutrition	491	529	1,007	1,036
Total Net sales	$3,814	$3,745	$7,643	$7,248

Operating profit
Oral, Personal and Home Care
North America	$227	$199	$444	$391
Latin America	303	335	643	641
Europe/South Pacific	184	177	375	320
Greater Asia/Africa	189	144	378	296
Total Oral, Personal and Home Care	903	855	1,840	1,648
Pet Nutrition	134	140	275	271
Corporate	(89)	(108)	(489)	(221)
Total Operating profit	$948	$887	$1,626	$1,698

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

Financial Instruments

At June 30, 2010 and December 31, 2009, marketable securities of $54 and $41, respectively, were included within Other current assets in the Condensed Consolidated Balance Sheets and consisted of bank deposits with original maturities greater than 90 days (Level 1 valuation).  The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2010 and December 31, 2009. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2010 and December 31, 2009, was $3,611 and $3,362, respectively, and the related carrying value was $3,339 and $3,147, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

As of June 30, 2010, the fair value of the U.S. dollar-denominated bonds and U.S. dollar-linked, devaluation-protected bonds was $116 and the $8 difference between their fair value and carrying value was recorded as an unrealized gain, net of related tax effects, in Accumulated other comprehensive income (loss).

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

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of June 30, 2010 and December 31, 2009 for both types of derivative instruments:

	Asset Derivatives			Liability Derivatives
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/10	12/31/09		6/30/10	12/31/09
Interest rate swap contracts	Other assets	$26	$17	Other liabilities	$—	$—
Foreign currency contracts	Other current assets	25	11	Other accruals	22	8
Commodity contracts	Other current assets	—	1	Other accruals	1	1
Total designated		$51	$29		$23	$9

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$3	Other accruals	$—	$—
Total not designated		$—	$3		$—	$—

Total		$51	$32		$23	$9

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit.  The cross-currency swap outstanding at December 31, 2009 was settled during the quarter, resulting in a realized gain of $9.  A new cross-currency swap with similar terms and an underlying foreign currency deposit was entered into during June 2010.  The net gain on these instruments recognized in Other (income) expense, net for the three- and six-month periods ended June 30, 2010 was $0 and $6, respectively, offsetting the $0 and $6 net loss recognized in Other (income) expense, net on the underlying deposit.  The notional value of the new swap was $90 at June 30, 2010.  The net loss recognized in Other (income) expense, net related to the previous swap was $12 and $10, respectively, for the three- and six-month periods ended June 30, 2009, and this loss was offset by the $12 and $10 net gain recognized in Other (income) expense, net on the underlying deposit.  The notional value of the previous swap was $99 at June 30, 2009.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Cash flow hedges

As of June 30, 2010, all of the Company’s commodity contracts, with a notional value of $17, and certain foreign currency forward contracts, with a notional value of $219, have been designated as cash flow hedges. As of June 30, 2009, all of the Company’s commodity contracts, with a notional value of $16, and certain foreign currency forward contracts, with a notional value of $228, were designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales
Foreign currency contracts	$—	$2	$(12)	$(6)
Commodity contracts	(1)	(1)	2	(3)
	$(1)	$1	$(10)	$(9)

Activity related to cash flow hedges recorded during the six-month periods ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales
Foreign currency contracts	$1	$3	$(1)	$(3)
Commodity contracts	(3)	(1)	1	(8)
	$(2)	$2	$—	$(11)

1The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

Fair value hedges

As of June 30, 2010, the Company has designated all interest rate swap contracts, with a notional value of $600, and certain foreign currency forward contracts, with a notional value of $1,090, as fair value hedges.  As of June 30, 2009, the Company designated all interest rate swap contracts, with a notional value of $270, and certain foreign currency forward contracts, with a notional value of $795, as fair value hedges.  For fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.  The impact of foreign currency contracts is recognized in Selling, general and administrative expenses.  The impact of interest rate swap contracts is recognized in Interest expense, net.

Activity related to fair value hedges recorded during the three-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30, 2010		Three months ended June 30, 2009
Fair Value Hedges	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item
Foreign currency contracts	$(8)	$8	$(9)	$9
Interest rate swap contracts	5	(5)	(13)	13
	$(3)	$3	$(22)	$22

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the six-month periods ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Fair Value Hedges	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item
Foreign currency contracts	$(4)	$4	$10	$(10)
Interest rate swap contracts	9	(9)	(10)	10
	$5	$(5)	$—	$—

Net investment hedges

As of June 30, 2010, the Company has designated certain foreign currency forward contracts with a notional value of $123, as well as certain foreign currency-denominated debt with a notional value of $337, as net investment hedges. As of June 30, 2009, the Company designated certain foreign currency forward contracts with a notional value of $57, as well as certain foreign currency-denominated debt with a notional value of $648, as net investment hedges. For the three- and six-month periods ended June 30, 2010, net gains of $21 and $38, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.  For the three- and six-month periods ended June 30, 2009, $37 of net losses and $5 of net gains, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.

10.	Venezuela

Effective January 1, 2010, Venezuela was designated as hyperinflationary and therefore the functional currency for the Company’s Venezuelan subsidiary (CP Venezuela) became the U.S. dollar. As a result, the impact of Venezuelan currency fluctuations is reported in income. The change in the reporting currency from the Venezuelan bolivar to the U.S. dollar resulted in a one-time charge of approximately $271 recorded within Other (income) expense, net in the first quarter of 2010. This charge primarily represents the premium paid to acquire U.S. dollar-denominated cash ($150) and bonds ($152) at the parallel market rate, offset by $31 for U.S. dollar-denominated payables. Previously these items had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

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

While we expect many of our imported goods will continue to receive the 2.60 rate of exchange, as was the case in the first half of 2010, we remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit future dividends, which currently is 4.30. As the local currency operations in Venezuela now translate into fewer U.S. dollars, this will have an ongoing adverse effect on our reported results.

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

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

The Company operates in a highly competitive global marketplace and, looking forward, expects global macroeconomic and market conditions to remain highly challenging.  As previously disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, with approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.  In particular, as a result of the decision by the Venezuelan government on January 8, 2010 to devalue the Venezuelan bolivar, described more fully in Note 10 to the Condensed Consolidated Financial Statements, the local currency operations of CP Venezuela now translate into fewer U.S. dollars, which will have an ongoing adverse effect on the Company’s reported results.  The Company has taken, and continues to take, actions to mitigate the impact of the devaluation on its operations.  While difficult to project, our current estimate is that the impact of the devaluation, taking into account these actions, will be a net reduction in 2010 diluted earnings per share of between $0.10 and $0.15 per share, including the $59 aftertax gain related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from CP Venezuela recorded in the first quarter of 2010.  In addition to the $59 aftertax gain, the Company incurred a one-time charge of approximately $271 recorded within Other (income) expense, net in the first quarter 2010 related to the change in the reporting currency from the Venezuelan bolivar to the U.S. dollar as of January 1, 2010.  As actual results may differ, please see “Cautionary Statement on Forward-Looking Statements” below.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The Venezuelan government continues to impose currency exchange controls and during the second quarter of 2010 a new currency market was established which replaced the free-floating parallel market.  Although CP Venezuela continues to have limited access to U.S. dollars at official rates and currently only for imported goods, under the current restrictions, it is not permitted to access the new currency market.  Our business in Venezuela and the repatriation of its earnings would be further negatively affected if these difficult conditions continue or additional currency exchange controls are imposed.

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

Results of Operations

Worldwide Net sales were $3,814 in the second quarter of 2010, up 2.0% from the second quarter of 2009, driven by volume growth of 3.0% and net selling price increases of 0.5%, partially offset by a 1.5% negative impact of foreign exchange. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 3.5% in the second quarter of 2010.

Net sales in the Oral, Personal and Home Care segment were $3,323 in the second quarter of 2010, up 3.5% from the second quarter of 2009, driven by volume growth of 4.0% and net selling price increases of 1.0%, partially offset by a 1.5% negative impact of foreign exchange. Organic sales in the Oral, Personal and Home Care segment grew 5.0% in the second quarter of 2010.

Net sales in North America increased 4.5% in the second quarter of 2010 to $768, driven by volume growth of 5.0% and a 1.0% positive impact of foreign exchange, partially offset by net selling price decreases of 1.5%. Organic sales in North America grew 3.5% in the second quarter of 2010. Products contributing to the growth in oral care included Colgate Triple Action, Colgate ProClinical and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° ActiFlex and Colgate Max White manual toothbrushes and the Colgate Wisp mini-brush.  Successful new products in other categories contributing to growth included Softsoap Nutri Serums and Softsoap Vanilla Body Butter Mega Moisture body washes, Speed Stick and Lady Speed Stick Stainguard deodorants and Ajax Lime with Bleach Alternative dish liquid. Operating profit in North America increased 14% in the second quarter of 2010 to $227 due to sales growth, higher gross profit margins and cost-saving initiatives.

Net sales in Latin America increased 0.5% in the second quarter of 2010 to $1,055, driven by volume growth of 1.0% and net selling price increases of 7.0%, partially offset by a 7.5% negative impact of foreign exchange. Organic sales in Latin America grew 8.0% in the second quarter of 2010. Volume gains, led by Mexico, Colombia, Argentina, Dominican Republic and Central America, more than offset a volume decline in Venezuela. Products contributing to the growth in oral care included Colgate Sensitive Pro-Alivio and Colgate Total Professional Whitening toothpastes, Colgate 360° ActiFlex, Colgate Premier Clean, Colgate Classic and Colgate 360° Pro-Alivio manual toothbrushes and Colgate Plax Sensitive and Colgate Plax Whitening Tartar Control mouthwashes.  Products contributing to growth in other categories included Palmolive Perfect Tone and Protex Propolis bar soaps, Protex Aloe liquid hand soap, Axion CitricVinegar dish liquid, Lady Speed Stick and Speed Stick Waterproof deodorants, Fabuloso Continuous Effect liquid cleaner and Suavitel GoodBye Ironing and Suavitel Magic Moments fabric conditioners. Operating profit in Latin America decreased 10% in the second quarter of 2010 to $303, primarily due to the impact of remeasuring the financial statements of CP Venezuela at the rate at which we expect to remit future dividends, which is currently 4.3, following the currency devaluation on January 8, 2010.

Net sales in Europe/South Pacific decreased 2.5% in the second quarter of 2010 to $770, as volume growth of 1.5% was more than offset by net selling price decreases of 2.5% and a 1.5% negative impact of foreign exchange. Organic sales in Europe/South Pacific decreased 1.0% in the second quarter of 2010. Volume gains, led by the GABA business, the United Kingdom, Italy and Adria, more than offset volume declines in Belgium, Spain and Greece. Successful products in oral care included Colgate Sensitive Pro-Relief, Colgate Total Advanced Clean, Colgate Total Advanced Sensitive and Colgate Max Fresh with Mouthwash Beads toothpastes, Colgate 360° ActiFlex and Colgate Total Professional toothbrushes and Colgate Plax Alcohol Free and Colgate Plax Ice mouth rinses.  Successful products in other categories included Palmolive Nutra-Fruit shower creme, Palmolive Sublime liquid hand wash and the Natura Verde line of home care products made with ingredients of natural origin and biodegradable formulas. Operating profit in Europe/South Pacific increased 4% in the second quarter of 2010 to $184 due to cost-saving initiatives, partially offset by the negative impact of foreign exchange and higher advertising.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Greater Asia/Africa increased 14.0% in the second quarter of 2010 to $730, driven by volume growth of 11.5% and a 4.0% positive impact of foreign exchange, partially offset by net selling price decreases of 1.5%. Organic sales in Greater Asia/Africa grew 10.0% in the second quarter of 2010. Volume gains were led by India, the Greater China region, Thailand, Russia and South Africa. Successful new products driving the oral care growth included Colgate Sensitive Pro-Relief, Colgate Total Professional Sensitive and Colgate 360° Whole Mouth Clean toothpastes, Colgate 360° ActiFlex, Colgate Max White, Colgate Massager and Colgate Zig Zag manual toothbrushes and Colgate Plax Sensitive mouthwash.  New products contributing to growth in other categories included Palmolive Spa Banya and Palmolive Nutra-Fruit shower gels. Operating profit in Greater Asia/Africa increased 31% in the second quarter of 2010 to $189 due to sales growth, lower raw and packaging material costs and cost-saving initiatives, partially offset by higher advertising.

Net sales for Hill’s Pet Nutrition decreased 7.5% in the second quarter of 2010 to $491, as volume declines of 4.0% and net selling price decreases of 4.0% were partially offset by a 0.5% positive impact of foreign exchange. Organic sales in Hill’s Pet Nutrition decreased 8.0% in the second quarter of 2010.  Hill’s sales and volume in the quarter were adversely impacted by the roll out of Hill’s comprehensive re-sizing and re-pricing initiative which took longer than anticipated to flow into the marketplace. Volume declined in the U.S., France, the United Kingdom, Japan and Russia, while volume gains were achieved in Canada, Mexico and South Africa.  Successful products within the U.S. included Science Diet Healthy Mobility Canine, Science Diet Small and Toy Breed Canine, and a significantly expanded line of Science Diet Simple Essentials Treats Canine.  Successful new products contributing to international sales included Science Plan Snacks Canine and Science Plan Vet Essentials Canine and Feline. Operating profit in Hill’s Pet Nutrition decreased 4% in the second quarter of 2010 to $134 as a result of lower sales, partially offset by cost-saving initiatives and lower raw and packaging material costs.

Worldwide Net sales were $7,643 in the first half of 2010, up 5.5% from the first half of 2009, driven by volume growth of 4.5%, a positive foreign exchange impact of 1.0% and level net selling prices.

Net sales in the Oral, Personal and Home Care segment were $6,636 in the first half of 2010, up 7.0% from 2009, driven by volume growth of 6.0%, net selling price increases of 0.5% and a positive foreign exchange impact of 0.5%. Within this segment, North America sales increased 4.0% on volume growth of 5.0% and net selling price decreases of 2.5%, Latin America sales increased 5.0%, driven by volume growth of 4.5% and net selling price increases of 6.5%, Europe/South Pacific sales increased 5.5% on volume growth of 4.0% and net selling price decreases of 2.5%, Greater Asia/Africa sales increased 14.5% on volume growth of 10.0% and net selling price decreases of 1.0%, with the remainder of the change in each region due to foreign exchange.

Net sales for the Hill’s Pet Nutrition segment decreased 3.0% in the first half of 2010 to $1,007, as volume declines of 3.0% and net selling price decreases of 2.5% were partially offset by a positive foreign exchange impact of 2.5%.

Operating profit (loss) related to Corporate was ($89) in the second quarter of 2010 as compared to ($108) in the second quarter of 2009. In the first half of 2010, Operating profit (loss) related to Corporate increased to ($489) from ($221) in the comparable period of 2009. In the first half of 2010, Operating profit (loss) includes a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.

For a table summarizing segment Net sales and Operating profit, please refer to Note 8, “Segment Information” to the Condensed Consolidated Financial Statements.

Worldwide gross profit margin was level at 58.8% in the second quarter of 2010 compared to the second quarter of 2009 and increased to 59.0% in the first half of 2010 from 58.1% in the first half of 2009.

Selling, general and administrative expenses as a percentage of Net sales decreased to 33.9% in the second quarter of 2010 from 34.6% in the second quarter of 2009, primarily due to a continued focus on cost-savings programs. Selling, general and administrative expenses as a percentage of Net sales increased to 34.6% in the first half of 2010 from 34.2% in the first half of 2009, primarily due to higher advertising. In the second quarter of 2010, advertising increased 1% to $395 as compared with $392 in the second quarter of 2009.   In the first half of 2010, advertising increased 15% to $818 as compared with $709 in the first half of 2009.

Other (income) expense, net amounted to $2 in the second quarter of 2010 as compared with $18 in the second quarter of 2009 and $237 in the first half of 2010 as compared to $34 in the first half of 2009. Other (income) expense, net for the first half of 2010 includes a one-time $271 charge in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time pre-tax gain of $46 recorded in Latin America related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit increased 7% to $948 in the second quarter of 2010 from $887 in 2009. Operating profit decreased 4% to $1,626 in the first half of 2010 from $1,698 in the first half of 2009. Excluding the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, Operating profit increased 12% in the first half of 2010. The increases were driven primarily by higher gross profit margins.

Interest expense, net decreased to $14 and $30 for the three and six months ended June 30, 2010, respectively, as compared with $21 and $42 in the comparable periods of 2009, due to lower average interest rates and lower debt.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.5%, which is consistent with the estimate in the second quarter 2009.

The effective tax rate for the first half of 2010 is 36.3%. The rate was increased as a result of the one-time charges recorded in the first quarter of 2010 of $271 related to the transition to hyperinflationary accounting in Venezuela and $9 related to the elimination, beginning in 2013, of the tax deduction on the Medicare Part D retiree drug subsidy under the Patient Protection and Affordable Care Act (HR 3590). Partially offsetting these increases was the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation also recorded in the first quarter of 2010.

Net income attributable to Colgate-Palmolive Company for the second quarter of 2010 increased to $603 from $562 in the comparable 2009 period, and earnings per common share on a diluted basis increased to $1.17 per share from $1.07 per share in the comparable 2009 period. Net income attributable to Colgate-Palmolive Company in the first half of 2010 decreased to $960 from $1,070 in the comparable 2009 period, and earnings per common share on a diluted basis decreased to $1.86 per share from $2.04 per share in the comparable 2009 period.  Net income attributable to Colgate-Palmolive Company for the first half of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per share). Excluding this one-time charge, Net income attributable to Colgate-Palmolive Company for the first half of 2010 increased 15% to $1,231 and earnings per common share on a diluted basis increased 17% to $2.38.

Liquidity and Capital Resources

Net cash provided by operations increased 8% to $1,302 in the first half of 2010, compared with $1,211 in the comparable period of 2009. The increase in 2010 is due to improved operating profit in each of the operating divisions, partially offset by higher tax payments. In addition, working capital as a percentage of sales improved by 140 basis points in second quarter 2010 versus the year ago period, reflecting the strength of the Company’s overall balance sheet and key ratios as well as its tight focus on working capital. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $215 in the first six months of 2010, compared with $217 in the comparable period of 2009. Capital spending was consistent with the comparable period of 2009 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2010 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $1,114 of cash during the first half of 2010 compared with $665 in the comparable period of 2009. This increase is primarily due to higher repurchases of common stock and higher dividends paid.

Commercial paper outstanding was $654 and $838 as of June 30, 2010 and 2009, respectively. The average daily balances outstanding for commercial paper in the first half of 2010 and 2009 were $1,015 and $1,292, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

In the first half of 2010, the Company increased the quarterly common stock dividend by 20% to $0.53 per share and the semi-annual Series B Convertible Preference Stock dividend to $8.48 per share. On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) that authorizes the repurchase of up to 40 million shares of the Company’s common stock.

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

Worldwide Operating profit, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impact of the one-time charge related to the transition to hyperinflationary accounting in Venezuela (non-GAAP).  Management believes these measures provide investors with useful supplemental information regarding the Company’s underlying business trends and performance of the Company’s on-going operations and are useful for period-over-period comparisons of such operations.

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

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, the impact of the currency devaluation in Venezuela, cost-reduction plans, tax rates and new product introductions, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as required, changes in the policies of retail trade customers and our ability to continue lowering costs and to mitigate the impact of the currency devaluation and exchange controls in Venezuela. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

On February 4, 2010, the Board authorized a share repurchase program (the 2010 Program).  The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.  The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2010	669,748	$85.13	640,000	34,655,000
May 1 through 31, 2010	2,488,617	$81.58	2,400,000	32,255,000
June 1 through 30, 2010	2,642,914	$79.40	2,640,480	29,614,520
Total	5,801,279	$80.99	5,680,480
________
(1)	Includes share repurchases under the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 120,799 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Item 6.	Exhibits

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 29, 2010	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 29, 2010	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

July 29, 2010	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller