Form 10-Q
period 2010-09-30
COLGATE PALMOLIVE CO
filed 2010-10-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	482,683,530	September 30, 2010

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$3,943	$3,998	$11,586	$11,246
Cost of sales	1,599	1,631	4,732	4,665
Gross profit	2,344	2,367	6,854	6,581
Selling, general and administrative expenses	1,391	1,403	4,038	3,885
Other (income) expense, net	(5)	38	232	72
Operating profit	958	926	2,584	2,624
Interest expense, net	13	17	43	59
Income before income taxes	945	909	2,541	2,565
Provision for income taxes	300	292	879	824
Net income including noncontrolling interests	645	617	1,662	1,741
Less: Net income attributable to noncontrolling interests	26	27	83	81
Net income attributable to Colgate-Palmolive Company	$619	$590	$1,579	$1,660

Earnings per common share, basic	$1.26	$1.17	$3.17	$3.27

Earnings per common share, diluted	$1.21	$1.12	$3.07	$3.16

Dividends declared per common share	$0.53	$0.44	$1.50	$1.28

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$654	$600
Receivables (net of allowances of $53 and $50, respectively)	1,690	1,626
Inventories	1,278	1,209
Other current assets	469	375
Total current assets	4,091	3,810
Property, plant and equipment:
Cost	6,998	6,700
Less: Accumulated depreciation	(3,426)	(3,184)
	3,572	3,516
Goodwill, net	2,336	2,302
Other intangible assets, net	818	821
Other assets	573	685
Total assets	$11,390	$11,134

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$51	$35
Current portion of long-term debt	8	326
Accounts payable	1,096	1,172
Accrued income taxes	307	387
Other accruals	1,714	1,679
Total current liabilities	3,176	3,599

Long-term debt	3,329	2,821
Deferred income taxes	112	82
Other liabilities	1,927	1,375

Shareholders’ Equity
Preference stock	159	169
Common stock	733	733
Additional paid-in capital	1,826	1,764
Retained earnings	13,980	13,157
Accumulated other comprehensive income (loss)	(2,308)	(2,096)
	14,390	13,727
Unearned compensation	(100)	(133)
Treasury stock, at cost	(11,618)	(10,478)
Total Colgate-Palmolive Company shareholders’ equity	2,672	3,116
Noncontrolling interests	174	141
Total shareholders’ equity	2,846	3,257
Total liabilities and shareholders’ equity	$11,390	$11,134

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income including noncontrolling interests	$1,662	$1,741
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Venezuela hyperinflationary transition charge	271	—
Restructuring, net of cash	—	(14)
Depreciation and amortization	278	262
Stock-based compensation expense	101	97
Deferred income taxes	91	16
Cash effects of changes in:
Receivables	(56)	(104)
Inventories	(63)	10
Accounts payable and other accruals	(95)	355
Other non-current assets and liabilities	54	12
Net cash provided by operations	2,243	2,375
Investing Activities
Capital expenditures	(318)	(347)
Purchases of marketable securities and investments	(211)	(147)
Proceeds from sales of marketable securities and investments	94	—
Other	(3)	10
Net cash used in investing activities	(438)	(484)
Financing Activities
Principal payments on debt	(3,469)	(3,011)
Proceeds from issuance of debt	3,709	2,561
Dividends paid	(804)	(702)
Purchases of treasury shares	(1,385)	(664)
Proceeds from exercise of stock options and excess tax benefits	204	196
Net cash used in financing activities	(1,745)	(1,620)
Effect of exchange rate changes on Cash and cash equivalents	(6)	21
Net increase (decrease) in Cash and cash equivalents	54	292
Cash and cash equivalents at beginning of period	600	555
Cash and cash equivalents at end of period	$654	$847
Supplemental Cash Flow Information
Income taxes paid	$854	$853

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

For a complete set of financial notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories

Inventories by major class are as follows:

	September 30, 2010	December 31, 2009
Raw materials and supplies	$311	$310
Work-in-process	53	50
Finished goods	914	849
Total Inventories	$1,278	$1,209

4.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity since the beginning of 2010 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Preference Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)	$141
Net income						1,579		83
Other comprehensive income							(212)	3
Dividends declared:
Series B Convertible Preference stock, net of taxes						(25)
Common stock						(731)
Noncontrolling interests in Company’s subsidiaries								(48)
Stock-based compensation expense			101
Shares issued for stock options			46		137
Treasury stock acquired					(1,385)
Preference stock conversion	(10)		(47)		57
Other			(38)	33	51			(5)
Balance, September 30, 2010	$159	$733	$1,826	$(100)	$(11,618)	$13,980	$(2,308)	$174

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.  Refer to Note 5 for the components of Other comprehensive income (loss).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.	Other Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	September 30, 2010			September 30, 2009
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$619	$26	$645	$590	$27	$617

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	307	4	311	165	—	165
Retirement plan and other retiree benefit adjustments	(332)	—	(332)	(12)	—	(12)
Gains (losses) on cash flow hedges	(3)	—	(3)	(1)	—	(1)
Other	(5)	—	(5)		—	—
Total Other comprehensive income (loss), net of tax	$(33)	$4	$(29)	$152	$—	$152

Comprehensive income	$586	$30	$616	$742	$27	$769

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$1,579	$83	$1,662	$1,660	$81	$1,741

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	126	3	129	332	—	332
Retirement plan and other retiree benefit adjustments	(310)	—	(310)	10	—	10
Gains (losses) on cash flow hedges	(7)	—	(7)	10	—	10
Other	(21)	—	(21)	—	—	—
Total Other comprehensive income (loss), net of tax	$(212)	$3	$(209)	$352	$—	$352

Comprehensive income	$1,367	$86	$1,453	$2,012	$81	$2,093

During the third quarter of 2010, the Company amended certain of its defined benefit, defined contribution and retiree medical plans in the U.S. As a result, the Company was required to remeasure the benefit obligations and assets of each affected plan as of the amendment date, September 1, 2010. The impact from the remeasurement was a charge of $550 ($344 aftertax) to Other comprehensive income (loss), net, as reflected in the table above, primarily due to the 100 basis point reduction in the discount rate since year-end.  The incremental impact to the Company’s net income due to the plan amendments for the remainder of 2010 is not significant.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Earnings Per Share

	Three Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$619			$590
Preferred dividends	(9)			(7)
Basic EPS	610	486.0	$1.26	583	499.1	$1.17
Stock options and restricted stock		3.8			4.4
Convertible preference stock	9	19.7		7	21.1
Diluted EPS	$619	509.5	$1.21	$590	524.6	$1.12

For the three months ended September 30, 2010 and 2009, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 4,248,553 and 4,320,294, respectively.

	Nine Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,579			$1,660
Preferred dividends	(25)			(22)
Basic EPS	1,554	489.9	$3.17	1,638	500.2	$3.27
Stock options and restricted stock		4.7			3.3
Convertible preference stock	25	20.1		22	21.5
Diluted EPS	$1,579	514.7	$3.07	$1,660	525.0	$3.16

For the nine months ended September 30, 2010 and 2009,  the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 49,904 and 8,913,941, respectively.

7.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three and nine months ended September 30, 2010 and 2009 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$11	$10	$4	$4	$3	$1
Interest cost	23	23	9	10	9	9
Annual ESOP allocation	—	—	—	—	(1)	(1)
Expected return on plan assets	(25)	(21)	(7)	(6)	(1)	(1)
Amortization of transition and prior service costs (credits)	1	1	1	—	—	—
Amortization of actuarial loss	13	14	2	2	4	4
Net periodic benefit cost	$23	$27	$9	$10	$14	$12

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost	$36	$32	$13	$12	$10	$8
Interest cost	71	71	26	27	30	27
Annual ESOP allocation	—	—	—	—	(5)	(5)
Expected return on plan assets	(76)	(67)	(19)	(17)	(2)	(2)
Amortization of transition and prior service costs (credits)	3	3	1	1	—	—
Amortization of actuarial loss	35	37	7	4	11	10
Net periodic benefit cost	$69	$76	$28	$27	$44	$38

8.	Contingencies

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

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from the IRS examination did not have a material impact on the financial position, results of operations or cash flows of the Company.  Estimated incremental tax payments related to potential disallowances for subsequent periods are not expected to be material.

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $154 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $121. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $72, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

9.	Segment Information

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the business segments.  In 2010, Corporate Operating profit also includes the one-time $271 charge of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010.  For further information regarding Venezuela, refer to Note 11.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales
Oral, Personal and Home Care
North America	$753	$740	$2,274	$2,204
Latin America	1,069	1,136	3,130	3,097
Europe/South Pacific	821	896	2,415	2,406
Greater Asia/Africa	779	695	2,239	1,972
Total Oral, Personal and Home Care	3,422	3,467	10,058	9,679
Pet Nutrition	521	531	1,528	1,567
Total Net sales	$3,943	$3,998	$11,586	$11,246

Operating profit
Oral, Personal and Home Care
North America	$224	$217	$668	$608
Latin America	332	346	975	987
Europe/South Pacific	197	219	572	539
Greater Asia/Africa	195	161	573	457
Total Oral, Personal and Home Care	948	943	2,788	2,591
Pet Nutrition	138	136	413	407
Corporate	(128)	(153)	(617)	(374)
Total Operating profit	$958	$926	$2,584	$2,624

10.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates.  The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract only with diverse, highly rated counterparties.

Financial Instruments

At September 30, 2010 and December 31, 2009, marketable securities of $55 and $41, respectively, were included within Other current assets in the Condensed Consolidated Balance Sheets and consisted of bank deposits with original maturities greater than 90 days (Level 1 valuation).  During the third quarter of 2010, the Company invested $136 in a portfolio of investment grade fixed income securities, including corporate bonds and sovereign debt securities, with maturities generally ranging from one to three years.  This investment is considered an available-for-sale portfolio of securities and included within Other assets in the Condensed Consolidated Balance Sheet.  The portfolio is considered a Level 1 investment as all of the securities have quoted prices on an active exchange with daily liquidity.

During the second half of 2009, the Company invested $210 in U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation with stated maturities ranging from two to seven years and $50 in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from six to eight years. Prior to January 1, 2010, the U.S. dollar-denominated bonds had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.  As a result of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010, a charge of $152 was recorded to write down the value of the U.S. dollar-denominated bonds.  This charge is included in the $271 one-time charge discussed in Note 11.  During the third quarter of 2010, the Company invested an additional $23 in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from three to seven years and sold $50 of the U.S. dollar-denominated bonds.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

As of September 30, 2010, the fair value of the Venezuela bond investments was $89 and the $6 difference between their fair value and carrying value was recorded as an unrealized loss in Accumulated other comprehensive income (loss). The bonds are classified as available-for-sale and are included within Other current assets and  Other assets in the Condensed Consolidated Balance Sheets.  The U.S. dollar-denominated bonds are considered Level 1 as they have quoted prices on an active exchange with daily liquidity.  The U.S. dollar-linked, devaluation-protected bonds are considered Level 2 as they are priced over-the-counter in a less liquid market with limited daily activity.

The carrying amount of cash and cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2010 and December 31, 2009. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2010 and December 31, 2009, was $3,657 and $3,362, respectively, and the related carrying value was $3,337 and $3,147, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated.  The following table discloses the fair value as of September 30, 2010 and December 31, 2009 for both types of derivative instruments:

	Asset Derivatives			Liability Derivatives
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/10	12/31/09		9/30/10	12/31/09
Interest rate swap contracts	Other assets	$30	$17	Other liabilities	$—	$—
Foreign currency contracts	Other current assets	26	11	Other accruals	24	8
Commodity contracts	Other current assets	3	1	Other accruals	—	1
Total designated		$59	$29		$24	$9

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$3	Other accruals	$5	$—
Total not designated		$—	$3		$5	$—

Total		$59	$32		$29	$9

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit.  The cross-currency swap outstanding at December 31, 2009, which had a notional value of $99, was settled during the second quarter of 2010, resulting in a realized gain of $9.  A new cross-currency swap with similar terms and an underlying foreign currency deposit was entered into during June 2010.  For the three- and nine-month periods ended September 30, 2010, $5 of net losses and $1 of net gains, respectively, were recognized in Other (income) expense, net related to the swaps, offset by $5 of net gains and $1 of net losses recognized in Other (income) expense, net on the underlying deposit.  The notional value of the new swap was $90 at September 30, 2010.  For the three- and nine-month periods ended September 30, 2009, $3 of net gains and $7 of net losses, respectively, were recognized in Other (income) expense, net related to the swaps, offset by $3 of net losses and $7 of net gains recognized in Other (income) expense, net on the underlying deposit.

Cash flow hedges

As of September 30, 2010, all of the Company’s commodity contracts, with a notional value of $16, and certain foreign currency forward contracts, with a notional value of $292, have been designated as cash flow hedges. As of September 30, 2009, all of the Company’s commodity contracts, with a notional value of $14, and certain foreign currency forward contracts, with a notional value of $184, were designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to cash flow hedges recorded during the three-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales
Foreign currency contracts	$(11)	$(3)	$(10)	$(10)
Commodity contracts	5	—	(1)	—
	$(6)	$(3)	$(11)	$(10)

Activity related to cash flow hedges recorded during the nine-month periods ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Cash Flow Hedges	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales	Gain (Loss) Recognized in OCI 1	Gain (Loss) Reclassified into Cost of sales
Foreign currency contracts	$(10)	$—	$(11)	$(13)
Commodity contracts	2	(1)	—	(8)
	$(8)	$(1)	$(11)	$(21)

1	The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

Fair value hedges

As of September 30, 2010, the Company has designated all interest rate swap contracts, with a notional value of $600, and certain foreign currency forward contracts, with a notional value of $1,080, as fair value hedges.  As of September 30, 2009, the Company designated all interest rate swap contracts, with a notional value of $600, and certain foreign currency forward contracts, with a notional value of $955, as fair value hedges.  For fair value hedges, the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.  The impact of foreign currency contracts is recognized in Selling, general and administrative expenses.  The impact of interest rate swap contracts is recognized in Interest expense, net.

Activity related to fair value hedges recorded during the three-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30, 2010		Three months ended September 30, 2009
Fair Value Hedges	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item
Foreign currency contracts	$26	$(26)	$(3)	$3
Interest rate swap contracts	4	(4)	6	(6)
	$30	$(30)	$3	$(3)

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the nine-month periods ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Fair Value Hedges	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Item
Foreign currency contracts	$22	$(22)	$7	$(7)
Interest rate swap contracts	13	(13)	(4)	4
	$35	$(35)	$3	$(3)

Net investment hedges

As of September 30, 2010, the Company has designated certain foreign currency forward contracts with a notional value of $76, as well as certain foreign currency-denominated debt with a notional value of $279, as net investment hedges. As of September 30, 2009, the Company designated certain foreign currency forward contracts with a notional value of $37, as well as certain foreign currency-denominated debt with a notional value of $406, as net investment hedges. For the three- and nine-month periods ended September 30, 2010, net losses of $41 and $3, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.  For the three-and-nine month periods ended September 30, 2009, $20 and $25 of net gains, respectively, were recorded in OCI to offset the changes in the values of the net investments being hedged.

11.	Venezuela

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

While we expect many of our imported goods will continue to receive the 2.60 rate of exchange, as was the case in the first nine months of 2010, we remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit future dividends, which currently is 4.30. As the local currency operations in Venezuela now translate into fewer U.S. dollars, this will have an ongoing adverse effect on our reported results.

For the nine months ended September 30, 2010, CP Venezuela represented 4% of the Company’s consolidated Net sales.  At September 30, 2010, CP Venezuela’s bolivar-denominated monetary net asset position was $245.

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

The Company operates in a highly competitive global marketplace and, looking forward, expects global macroeconomic and market conditions to remain highly challenging.  With approximately 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results.  In particular, as a result of the decision by the Venezuelan government on January 8, 2010 to devalue the Venezuelan bolivar, described more fully in Note 11 to the Condensed Consolidated Financial Statements, the local currency operations of CP Venezuela now translate into fewer U.S. dollars, which will have an ongoing adverse effect on the Company’s reported results.  The Company has taken, and continues to take, actions to mitigate the impact of the devaluation on its operations.  While difficult to project, our current estimate is that the impact of the devaluation, taking into account these actions, will be a net reduction in 2010 diluted earnings per share of between $0.10 and $0.15 per share, including the $59 aftertax gain related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from CP Venezuela recorded in the first quarter of 2010.  In addition to the $59 aftertax gain, the Company incurred a one-time charge of approximately $271 recorded within Other (income) expense, net in the first quarter 2010 related to the change in the reporting currency from the Venezuelan bolivar to the U.S. dollar as of January 1, 2010.  As actual results may differ, please see “Cautionary Statement on Forward-Looking Statements” below.

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

Results of Operations

Worldwide Net sales were $3,943 in the third quarter of 2010, a decrease of 1.5% from the third quarter of 2009, as volume growth of 3.0% and flat net selling prices were more than offset by a 4.5% negative impact of foreign exchange. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 3.0% in the third quarter of 2010.

Net sales in the Oral, Personal and Home Care segment were $3,422 in the third quarter of 2010, a decrease of 1.5% from the third quarter of 2009, as volume growth of 3.5% and flat net selling prices were more than offset by a 5.0% negative impact of foreign exchange. Organic sales in the Oral, Personal and Home Care segment grew 3.5% in the third quarter of 2010.

Net sales in North America increased 2.0% in the third quarter of 2010 to $753, driven by volume growth of 3.0% and a 0.5% positive impact of foreign exchange, partially offset by net selling price decreases of 1.5%. Organic sales in North America grew 1.5% in the third quarter of 2010. Products contributing to growth in oral care included Colgate Triple Action, Colgate Sensitive MultiProtection and Colgate Max White with Mini Bright Strips toothpastes, Colgate 360° ActiFlex, Colgate Max White and Colgate Extra Clean manual toothbrushes and the Colgate Wisp mini-brush.  Products contributing to growth in other categories included Softsoap Sea Minerals liquid hand soap, Speed Stick and Lady Speed Stick Stainguard antiperspirants and Ajax Lime with Bleach Alternative dish liquid. Operating profit in North America increased 3% in the third quarter of 2010 to $224 due to sales growth and cost-saving initiatives, partially offset by higher material costs and increased promotional investments.

Net sales in Latin America decreased 6.0% in the third quarter of 2010 to $1,069, as volume growth of 1.0% and net selling price increases of 5.0% were more than offset by a 12.0% negative impact of foreign exchange. Organic sales in Latin America grew 6.0% in the third quarter of 2010. Volume gains, led by Mexico, Brazil, Argentina and Central America, more than offset a volume decline in Venezuela. Products contributing to growth in oral care included Colgate Sensitive Pro-Alivio and Colgate Total toothpastes, Colgate 360° ActiFlex, Colgate Twister and Colgate 360° Sensitive Pro-Alivio manual toothbrushes and Colgate Plax Sensitive, Colgate Plax Whitening Tartar Control and Colgate Plax Magic mouthwashes.  Products contributing to growth in other categories included Palmolive Naturals Yogurt and Almond Oil and Palmolive Naturals Perfect Tone bar soaps, Lady Speed Stick and Speed Stick Waterproof deodorants and Suavitel GoodBye Ironing fabric conditioner. Operating profit in Latin America decreased 4% in the third quarter of 2010 to $332, primarily due to increased advertising and promotional investments and the negative impact of foreign exchange, especially in Venezuela.

Net sales in Europe/South Pacific decreased 8.5% in the third quarter of 2010 to $821, as volume growth of 0.5% was more than offset by net selling price decreases of 3.5% and a 5.5% negative impact of foreign exchange. Organic sales in Europe/South Pacific decreased 3.0% in the third quarter of 2010. Volume gains, led by the GABA business, the United Kingdom and Australia, more than offset volume declines in France and Greece. Products contributing to growth in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening and Colgate Max White One toothpastes, Colgate 360° ActiFlex and Colgate Total Professional toothbrushes and Colgate Plax Ice mouth rinse.  Products contributing to growth in other categories included Palmolive Nutra-Fruit shower crème and the Natura Verde line of home care products made with ingredients of natural origin and biodegradable formulas. Operating profit in Europe/South Pacific decreased 10% in the third quarter of 2010 to $197 due to the negative impact of foreign exchange, increased promotional investments and higher material costs, partially offset by the impact of cost-saving initiatives.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Greater Asia/Africa increased 12.0% in the third quarter of 2010 to $779, driven by volume growth of 12.0% and a 2.0% positive impact of foreign exchange, partially offset by net selling price decreases of 2.0%. Organic sales in Greater Asia/Africa grew 10.0% in the third quarter of 2010. Volume gains were led by India, the Greater China region, Philippines, Russia and South Africa. Products contributing to growth in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, Colgate Total Professional Sensitive and Colgate 360° Whole Mouth Clean toothpastes, Colgate 360° ActiFlex, Colgate Massager and Colgate Zig Zag manual toothbrushes and Colgate Plax Complete Care mouthwash.  Products contributing to growth in other categories included Palmolive Naturals Papaya and Palmolive Nutra-Fruit shower gels. Operating profit in Greater Asia/Africa increased 21% in the third quarter of 2010 to $195 due to sales growth and cost-saving initiatives, which more than offset higher material costs and increased advertising.

Net sales for Hill’s Pet Nutrition decreased 2.0% in the third quarter of 2010 to $521, as a result of volume declines of 0.5%, net selling price decreases of 1.0% and a 0.5% negative impact of foreign exchange. Organic sales in Hill’s Pet Nutrition decreased 1.5% in the third quarter of 2010.  Volume declined in the U.S. and Japan, while volume gains were achieved in Russia and Taiwan.  Successful products within the U.S. included Science Diet Small and Toy Breed Canine, Science Diet Healthy Mobility Canine and Prescription Diet j/d Feline.  Successful products contributing to international sales included Science Diet Small and Toy Breed Canine and Science Plan VetEssentials Canine and Feline. Operating profit in Hill’s Pet Nutrition increased 1% in the third quarter of 2010 to $138 as lower sales and higher material costs were more than offset by a continued focus on cost-saving initiatives and lower advertising.

Worldwide Net sales were $11,586 in the first nine months of 2010, up 3.0% from the first nine months of 2009, driven by volume growth of 4.0% and level net selling prices, partially offset by a 1.0% negative impact of foreign exchange.

Net sales in the Oral, Personal and Home Care segment were $10,058 in the first nine months of 2010, up 4.0% from 2009, driven by volume growth of 5.0% and net selling price increases of 0.5%, partially offset by a negative foreign exchange impact of 1.5%. Within this segment, North America sales increased 3.0% on volume growth of 4.5% and net selling price decreases of 2.5%, Latin America sales increased 1.0%, driven by volume growth of 3.0% and net selling price increases of 6.0%, Europe/South Pacific sales increased 0.5% on volume growth of 3.0% and net selling price decreases of 3.0%, Greater Asia/Africa sales increased 13.5% on volume growth of 11.0% and net selling price decreases of 1.5%, with the remainder of the change in each region due to foreign exchange.

Net sales for the Hill’s Pet Nutrition segment decreased 2.5% in the first nine months of 2010 to $1,528, as volume declines of 2.0% and net selling price decreases of 2.0% were partially offset by a positive foreign exchange impact of 1.5%.

Operating profit (loss) related to Corporate was ($128) in the third quarter of 2010 as compared to ($153) in the third quarter of 2009. In the first nine months of 2010, Operating profit (loss) related to Corporate increased to ($617) from ($374) in the comparable period of 2009. In the first nine months of 2010, Operating profit (loss) includes a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.

For a table summarizing segment Net sales and Operating profit, please refer to Note 9, “Segment Information” to the Condensed Consolidated Financial Statements.

Worldwide gross profit margin increased to 59.4% in the third quarter of 2010 compared to 59.2% in the third quarter of 2009 and increased to 59.2% in the first nine months of 2010 from 58.5% in the first nine months of 2009.  In each case, cost-saving initiatives more than offset the impact of negative foreign exchange and increased promotional investments.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.3% in the third quarter of 2010 from 35.1% in the third quarter of 2009, and increased to 34.9% in the first nine months of 2010 from 34.5% in the first nine months of 2009.  In each case, the increase is primarily due to higher advertising. In the third quarter of 2010, advertising increased 1% to $432 as compared with $429 in the third quarter of 2009.   In the first nine months of 2010, advertising increased 10% to $1,250 as compared with $1,138  in the first nine months of 2009.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Other (income) expense, net amounted to ($5) in the third quarter of 2010 as compared with $38 in the third quarter of 2009 and $232 in the first nine months of 2010 as compared to $72 in the first nine months of 2009.  Other (income) expense, net for the third quarter of 2009 includes costs of $22 related to the remeasurement of certain U.S. dollar liabilities in Venezuela settled with dollars obtained through securities transactions in the parallel market at an exchange rate less favorable than the official rate.  Other (income) expense, net for the first nine months of 2010 includes a one-time $271 charge in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time pre-tax gain of $46 recorded in Latin America related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

Operating profit increased 3% to $958 in the third quarter of 2010 from $926 in 2009. Operating profit decreased 2% to $2,584 in the first nine months of 2010 from $2,624 in the first nine months of 2009. Excluding the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, Operating profit increased 9% in the first nine months of 2010, driven primarily by higher gross profit margins and cost-saving initiatives.

Interest expense, net decreased to $13 and $43 for the three and nine months ended September 30, 2010, respectively, as compared with $17 and $59 in the comparable periods of 2009, primarily due to lower average interest rates.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.2%, which is consistent with the estimate in the third quarter 2009.

The effective tax rate for the first nine months of 2010 is 34.6%. The rate was increased as a result of the one-time charges recorded in the first quarter of 2010 of $271 related to the transition to hyperinflationary accounting in Venezuela and $9 related to the elimination, beginning in 2013, of the tax deduction on the Medicare Part D retiree drug subsidy under the Patient Protection and Affordable Care Act (HR 3590). Partially offsetting these increases was the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation also recorded in the first quarter of 2010.

Net income attributable to Colgate-Palmolive Company for the third quarter of 2010 increased to $619 from $590 in the comparable 2009 period, and earnings per common share on a diluted basis increased to $1.21 per share from $1.12 per share in the comparable 2009 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2010 decreased to $1,579 from $1,660 in the comparable 2009 period, and earnings per common share on a diluted basis decreased to $3.07 per share from $3.16 per share in the comparable 2009 period.  Net income attributable to Colgate-Palmolive Company for the first nine months of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per share). Excluding this one-time charge, Net income attributable to Colgate-Palmolive Company for the first nine months of 2010 increased 11% to $1,850 and earnings per common share on a diluted basis increased 14% to $3.59.

Liquidity and Capital Resources

Net cash provided by operations decreased 6% to $2,243 in the nine months of 2010, compared with $2,375 in the comparable period of 2009, due to increased working capital. As a percentage of sales, working capital increased by 100 basis points to 1.7% of Net Sales in third quarter 2010 versus the year ago period, primarily due to lower accrued liabilities, partially offset by lower accounts receivable. The Company defines working capital as the difference between current assets (excluding cash and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $438 in the first nine months of 2010, compared with $484 in the comparable period of 2009. Capital spending was consistent with the comparable period of 2009 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2010 are expected to be at an annual rate of approximately 3.5% of Net sales.

Net cash outflows from activity related to marketable securities and other investments were lower than in the comparable period of 2009. During the nine months ended 2009, the Company purchased $72 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. During the third quarter of 2010, the Company sold $50 of the U.S. dollar-denominated bonds to obtain U.S. dollars in order to support ongoing operations and purchased an additional $23 of the U.S. dollar-linked, devaluation-protected bonds to reduce the Company’s exposure to local currency. Separately, the Company also invested $136 in a portfolio of investment grade fixed income securities, including corporate bonds and sovereign debt securities.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $1,745 of cash during the first nine months of 2010 compared with $1,620 in the comparable period of 2009. This increase is primarily due to higher repurchases of common stock and higher dividends paid, partially offset by higher net proceeds from the issuance of debt.

Commercial paper outstanding was $575 and $36 as of September 30, 2010 and 2009, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2010 and 2009 were $1,146 and $1,266, respectively.  The maximum daily balance outstanding for commercial paper in the first nine months of 2010 and 2009 was $1,628 and $1,556, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if needed, by utilizing its lines of credit that expire in 2012.

During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the shelf registration statement for the Company’s medium-term note program.  Proceeds from the debt issuance were primarily used to reduce commercial paper borrowings.  In addition, during the third quarter of 2009, to effectively convert a portion of the Company’s fixed debt portfolio to a variable rate, the Company also entered into interest rate swaps, with a total notional value of $330.

Certain of the facilities with respect to the Company’s bank borrowings contain cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

In the first nine months of 2010, the Company increased the quarterly common stock dividend by 20% to $0.53 per share and the semi-annual Series B Convertible Preference Stock dividend to $8.48 per share. On February 4, 2010, the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) that authorizes the repurchase of up to 40 million shares of the Company’s common stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This quarterly report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, profit and profit margin growth, earnings growth, financial goals, the impact of the currency devaluation in Venezuela, cost-reduction plans, tax rates and new product introductions, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of global economic conditions and other factors that affect international businesses, as well as matters specific to us and the markets we serve, including currency rate fluctuations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices, changes in the policies of retail trade customers and our ability to continue lowering costs and to mitigate the impact of the currency devaluation and exchange controls in Venezuela. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 13 to the Consolidated Financial Statements included therein and Note 8 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2010	662,755	$78.72	550,000	29,064,520
August 1 through 31, 2010	2,345,332	$76.33	2,320,000	26,744,520
September 1 through 30, 2010	2,267,543	$76.57	2,165,000	24,579,520
Total	5,275,630	$76.73	5,035,000
____________________
(1)	Includes share repurchases under the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 240,630 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Item 6.	Exhibits

Exhibit No.	Description

1	Form of Distribution Agreement relating to Colgate’s Medium-Term Note Program, Series G.

4-A	Form of Fixed Rate Medium-Term Note, Series G.

4-B	Form of Floating Rate Medium-Term Note

5	Opinion of Sidley Austin LLP relating to Colgate’s Medium-Term Note Program

10-A	Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 1, 2010.

10-B	Colgate-Palmolive Company Supplemental Savings & Investment Plan, amended and restated as of September 1, 2010.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

23	Consent of Sidley Austin LLP (included in Exhibit 5).

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 28, 2010	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 28, 2010	/s/ Stephen C. Patrick
Stephen C. Patrick
Chief Financial Officer

Principal Accounting Officer:

October 28, 2010	/s/ Dennis J. Hickey
Dennis J. Hickey
Vice President and Corporate Controller