Form 10-K
period 2010-12-31
COLGATE PALMOLIVE CO
filed 2011-02-24
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                          .
Commission File Number 1-644

(Exact name of registrant as specified in its charter)
DELAWARE	13-1815595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value 4.75% Notes due 2014	New York Stock Exchange New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2010 (the last business day of its most recently completed second quarter) was approximately $38.1 billion.
There were 493,871,199 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 15 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to value share data provided by ACNielsen. Colgate’s Oral Care products include Colgate Total and Colgate Max Fresh toothpastes, Colgate 360™ manual toothbrushes and Colgate and Colgate Plax mouth rinses.  Colgate’s Oral Care business also includes dental floss and pharmaceutical products for dentists and other oral health professionals.

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

Sales of Oral, Personal and Home Care products accounted for 43%, 22% and 22%, respectively, of total worldwide sales in 2010. Geographically, Oral Care is a significant part of the Company’s business in Greater Asia/Africa, comprising approximately 70% of sales in that region for 2010.

Colgate, through its Hill’s Pet Nutrition segment (Hill’s), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 95 countries around the world. Hill’s markets pet foods primarily under two trademarks: Hill’s Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; and Hill’s Prescription Diet, a range of therapeutic products sold by veterinarians and authorized pet supply retailers to help nutritionally manage disease conditions in dogs and cats.  Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide sales in 2010.

For more information regarding the Company’s worldwide sales by product categories, refer to Notes 1 and 15 to the Consolidated Financial Statements.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal, home care and pet nutrition needs.  The Company’s spending related to research and development activities was $256 million, $256 million and $240 million during 2010, 2009 and 2008, respectively.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are generally marketed by a direct sales force at individual operating subsidiaries or business units. In some instances, distributors or brokers are used. No single customer accounts for 10% or more of the Company’s sales.

Most raw and packaging materials are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements.  For certain materials, however, new suppliers may have to be qualified under industry, government and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, tallow, essential oils, tropical oils, corn and soybeans are subject to market price variations.

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

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $24 million for 2010. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

Employees

As of December 31, 2010, the Company employed approximately 39,200 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 24, 2011:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	58	1996	Chairman of the Board
			President and Chief Executive Officer
Michael J. Tangney	66	1993	Vice Chairman
Stephen C. Patrick	61	1990	Vice Chairman
Fabian T. Garcia	51	2003	Chief Operating Officer
			Europe, Global Marketing, Customer Development, Supply Chain and Technology
Franck J. Moison	57	2002	Chief Operating Officer
			Emerging Markets
Dennis J. Hickey	62	1998	Chief Financial Officer
Andrew D. Hendry	63	1991	Senior Vice President
			General Counsel and Secretary
Victoria L. Dolan	51	2011	Vice President and Corporate Controller
Elaine Paik	46	2010	Vice President and Corporate Treasurer
Ronald T. Martin	62	2001	Vice President
			Global Sustainability and Social Responsibility
John J. Huston	56	2002	Senior Vice President
			Office of the Chairman
Delia H. Thompson	61	2002	Senior Vice President
			Investor Relations
Hector I. Erezuma	66	2005	Vice President
			Taxation
Daniel B. Marsili	50	2005	Senior Vice President
			Global Human Resources
Gregory P. Woodson	59	2007	Vice President
			Chief Ethics and Compliance Officer
Alexandre de Guillenchmidt	65	2008	President
			Colgate – Europe
Rosemary Nelson	63	2008	Vice President
			Deputy General Counsel, Operations and South Pacific
Derrick E.M. Samuel	54	2008	President
			Colgate – Greater Asia
P. Justin Skala	51	2008	President
			Colgate – Latin America
Noel R. Wallace	46	2009	President
			Colgate North America and Global Sustainability
Neil Thompson	55	2009	President and Chief Executive Officer
			Hill’s Pet Nutrition, Inc.
Francis M. Williamson	63	2010	Vice President Finance and Strategic Planning Latin America
Katherine Hargrove Ramundo	43	2011	Vice President
			Deputy General Counsel, Specialty Groups and North America and Assistant Secretary

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years with the exception of Victoria L. Dolan, who joined the Company in 2008 as Vice President, Finance and Strategic Planning, Colgate Europe.  Ms. Dolan joined Colgate from Marriott International, Inc. (“Marriott”), where she served as Executive Vice President, Finance and Chief Financial Officer of its vacation ownership division.  Prior to joining Marriott in 2000, Ms. Dolan spent nine years at The Coca-Cola Company in several leadership positions that included Chief Financial Officer and Executive Vice President for the Japan division.

Stephen C. Patrick retired as Chief Financial Officer as of December 31, 2010 and was succeeded by Dennis J. Hickey effective January 1, 2011.  Prior to becoming Chief Financial Officer, Mr. Hickey served as Vice President and Corporate Controller, a position he assumed in 1998.

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

(d) Financial Information about Geographic Areas

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 15 to the Consolidated Financial Statements.  For a discussion of risks associated with our international operations, see Item 1A, “Risk Factors.”

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

We operate on a global basis with approximately 75% of our net sales coming from markets outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profitability and cash flows we receive from non-U.S. markets or increase our labor or supply costs, as measured in U.S. dollars, in those markets,

▪	exchange controls and other limits on our ability to repatriate earnings from overseas,

▪	political or economic instability or changing macroeconomic conditions in our major markets,

▪	lack of well-established or reliable legal systems in certain areas where the Company operates,

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, and

▪	foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions or other government controls.

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows and financial condition. We manage our foreign currency exposure to minimize the impact on earnings of foreign currency rate movements through a combination of cost-containment measures, selling price increases and foreign currency hedging. We cannot provide assurances, however, that these measures will succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations.

For example, in 2010 our results of operations were adversely impacted by the designation of Venezuela as hyperinflationary and the subsequent currency devaluations in Venezuela.  Going forward, another currency devaluation or continued exchange control limitations in Venezuela could have an adverse impact on our results of operations.  For additional information regarding the risks associated with our operations in Venezuela, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook” and Note 14 to the Consolidated Financial Statements.

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

While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital.  If any financial institutions that are parties to our revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures.  In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business.

Significant competition in our industry could adversely affect our business.

We face vigorous competition around the world, including from other large, multinational companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities and new product introductions.  Such competition also extends to administrative and legal challenges of product claims and advertising.  Our ability to compete also depends on the strength of our brands and on our ability to defend our patent, trademark and trade dress rights against legal challenges brought by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such initiatives and challenges, both in terms of management time and out-of-pocket expenses, may affect our performance in the relevant period. A failure to compete effectively could adversely affect our growth and profitability.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions.  In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soap and shower gel.

The growth of our business depends on the successful development and introduction of innovative new products.

Our growth depends on the continued success of existing products as well as the successful development and introduction of innovative new products and line extensions, which face the uncertainty of retail and consumer acceptance and reaction from competitors. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	develop and fund technological innovations,

▪	receive and maintain necessary patent and trademark protection,

▪	obtain approvals and registrations of regulated products, including from the U.S. Food and Drug Administration (FDA) and other regulatory bodies in the U.S. and abroad, and

▪	anticipate consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise our competitive position.

Volatility in material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, tallow, essential oils, tropical oils, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. In addition, our move to global suppliers for materials and other services in order to achieve cost reductions and simplify our business has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry, government and Colgate standards, which can require additional investment and take some period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.

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

Adverse publicity about product safety or quality, or allegations of product contamination or tampering, whether or not valid, may result in a product recall or reduced demand for our products. A significant product recall could tarnish the image of the affected brands and cause consumers to choose other products.

In addition, from time to time, third parties sell counterfeit versions of our products, which are often inferior or may pose safety risks.  As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business.

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

Our business is subject to extensive regulation in the U.S. and abroad.  Such regulation applies to most aspects of our products, including their development, ingredients, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising and sale.  Also, our selling practices are regulated by competition law authorities in the U.S. and abroad.  U.S. federal authorities, including the Food and Drug Administration (FDA), the Federal Trade Commission, the Consumer Product Safety Commission and the Environmental Protection Agency (EPA), regulate different aspects of our business, along with parallel authorities at the state and local level and comparable authorities overseas.

While it is our policy and practice to comply with all regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is without merit or is not fully pursued, the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation and brand image.  For information regarding our European competition matters, see Item 3, “Legal Proceedings” and Note 13 to the Consolidated Financial Statements.

In addition, new or more stringent regulations, or more restrictive interpretations of existing regulations, could have a material adverse impact on our business.  For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products.  Triclosan, an ingredient used in Colgate Total toothpaste and certain of our liquid and bar soaps, is an example of an ingredient which has undergone reviews by various regulatory authorities around the world.  The reviews by regulatory authorities of triclosan and other ingredients continue to support their current uses in our products.   However, a finding by a regulatory authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could have a material adverse impact on our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients.  Additionally, an inability to timely obtain regulatory approval of new or reformulated products containing alternative ingredients could likewise have a material adverse effect on our business.

Our business is subject to the risks inherent in global manufacturing and sourcing activities.

The Company is engaged in manufacturing and sourcing of products and materials on a global scale.  We are subject to the risks inherent in such activities, including, but not limited to:

▪	industrial accidents or other occupational health and safety issues,

▪	environmental events,

▪	strikes and other labor disputes,

▪	disruptions in logistics,

▪	loss or impairment of key manufacturing sites,

▪	raw material and product quality or safety issues,

▪	natural disasters, acts of war or terrorism and other external factors over which we have no control.

While we have business continuity and contingency plans for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business. In addition, if our products, or raw materials contained in our products, are found or perceived to be defective or unsafe, we may need to recall some of our products.  Such a recall could cause our reputation and brand image to be diminished and, consequently, we could lose market share or become subject to liability claims, any of which could have a material adverse effect on our business.

A failure of a key information technology system could adversely impact the Company’s ability to conduct business.

The Company relies extensively on information technology systems, including some which rely on third-party service providers, in order to conduct business.  These systems include, but are not limited to, programs and processes relating to communicating within the Company and with other parties, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory legal or tax requirements and other processes involved in managing the business.  Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users.  While the Company has business continuity plans in place, if the systems are damaged or cease to function properly due to any number of causes, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in the ability to manage or conduct business which may adversely impact the Company’s business.

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

In the U.S., the Company operates approximately 60 properties of which 15 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; Commerce, California; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas.  Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates approximately 280 properties, of which 72 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment of our business are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, Poland, South Africa, Thailand, Venezuela, Vietnam and elsewhere throughout the world. The Pet Nutrition segment has a major facility in the Czech Republic.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.	LEGAL PROCEEDINGS

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide range of legal proceedings.  These include disputes relating to intellectual property, contracts, product liability, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters.

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $157 million at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

▪
In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998. In March 2007, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1999 through 2001. The tax authorities appealed these decisions to the next administrative level.

▪
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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $73 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union (EU), Belgium, France, Germany, Greece, Italy, The Netherlands, Romania, Spain, Switzerland and the United Kingdom (UK).  The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers.  While several of the investigations are ongoing, there have been the following results to date:

▪	In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities.
▪	In November 2009, the UK Office of Fair Trading informed the Company that it was no longer pursuing its investigation of the Company.
▪
In December 2009, the Swiss competition law authority imposed a fine of $5 million on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland.  The Company is appealing the fine in the Swiss courts.

▪
In January 2010, the Spanish competition law authority found that four suppliers of shower gel had entered into an agreement regarding product down-sizing, for which Colgate’s Spanish subsidiary was fined $3 million. The Company is appealing the fine in the Spanish courts.

▪
In December 2010, the Italian competition law authority found that 16 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector, for which the Company’s Italian subsidiary was fined $3 million.  The Company is appealing the fine in the Italian courts.

▪
While the investigations of the Company’s Romanian subsidiary by the Romanian competition authority have been closed since May 2009, a complainant has petitioned the court to reopen one of the investigations.

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪	The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four consumer goods companies, including the Company’s French subsidiary.
▪	The French competition authority alleges violations of competition law by three pet food producers, including the Company’s Hill’s France subsidiary, focusing on exclusivity arrangements.
▪	The Dutch competition authority alleges that six companies, including the Company’s Dutch subsidiary, engaged in concerted practices and exchanged sensitive information in the cosmetics sector.
▪
The German competition authority alleges in an investigation related to the one resolved in February 2008 that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market.

The Company has responded, or will have an opportunity to respond, to each of these formal claims of violations.  Investigations are ongoing in the EU, Belgium, France and Greece, but no formal claims of violations have been filed in these jurisdictions except in France as noted above.

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

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet.  The parties are in discussions via non-binding mediation to determine whether the action can be settled.  The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above-noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, ongoing results of operations or cash flows.

ITEM 4.	[Removed and Reserved].

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information regarding the market for the Company’s common stock, including quarterly market prices and dividends, refer to “Market and Dividend Information.”  For information regarding the number of common shareholders of record refer to “Historical Financial Summary.”  For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Item 12 of this report.

As a result of recent rules issued by the Internal Revenue Service related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of Preference stock outstanding on December 29, 2010.  At the direction of the Company’s Employee Stock Ownership Plan trustee, the preference shares were converted into 19,241,536 shares of common stock.  The common stock for the conversion was issued from treasury shares.

Issuer Purchases of Equity Securities

On February 4, 2010, the Company’s Board of Directors (the Board) authorized a share repurchase program (the 2010 Program).  The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.  The Board’s authorization also provides for share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under Publicly Announced Plans or Programs
October 1 through 31, 2010	701,434	$75.96	650,000	23,929,520
November 1 through 30, 2010	3,743,989	$77.54	3,700,000	20,229,520
December 1 through 31, 2010	3,767,026	$79.53	3,695,000	16,534,520
Total	8,212,449	$78.32	8,045,000
____________
(1)	Includes share repurchases under the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 167,449 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation benefit programs.

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

The Oral, Personal and Home Care segment is operated through four reportable operating segments: North America, Latin America, Europe/South Pacific and Greater Asia/Africa, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through specialty pet retailers and the veterinary profession.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments), gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators, and the Company’s corporate governance practices (including the Company’s Code of Conduct), help to maintain business health and strong internal controls.

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

(Dollars in Millions Except Per Share Amounts)

In particular, as a result of the devaluations of the Venezuelan bolivar fuerte, described more fully in Note 14 to the Consolidated Financial Statements, the local currency operations of the Company’s Venezuelan subsidiary (CP Venezuela) now translate into fewer U.S. dollars, which had, and will continue to have, an adverse effect on the Company’s reported results.  The Company has taken, and continues to take, actions to mitigate the impact of both devaluations on its operations.  Additionally, the Venezuelan government continues to impose currency exchange controls and during 2010 a new currency market was established which replaced the free-floating parallel market.  Although CP Venezuela continues to have limited access to U.S. dollars at the official rate and currently only for imported goods, under the current restrictions, it is not permitted to access the new currency market.  The Company’s business in Venezuela and our ability to repatriate its earnings continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional currency exchange controls.  For the year ended December 31, 2010, CP Venezuela represented 4% of the Company’s consolidated Net sales.  At December 31, 2010, CP Venezuela’s monetary local currency net asset position was approximately $200.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging.  While the global marketplace in which we operate has always been highly competitive, the Company has recently experienced heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than we do.  Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending.  Additionally, we have experienced a sharp rise in commodity costs. While the Company has taken, and will continue to take, measures to address the heightened competitive activity and increased commodity costs, should these conditions persist, they could adversely affect the Company’s future results.

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

Results of Operations

Net Sales

Worldwide Net sales were $15,564 in 2010, up 1.5% from 2009 as volume growth of 3.0% and level selling prices were partially offset by a negative foreign exchange impact of 1.5%. Worldwide organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments) grew 3.0% in 2010.

Net sales in the Oral, Personal and Home Care segment were $13,484 in 2010, up 2.0% from 2009, as volume growth of 4.0% and level selling prices were partially offset by a negative foreign exchange impact of 2.0%. Organic sales in the Oral, Personal and Home Care segment grew 4.0% in 2010.

Net sales in Hill’s Pet Nutrition were $2,080 in 2010, down 2.5% from 2009 as 2.0% volume declines and net selling price decreases of 1.5% were partially offset by a 1.0% positive impact of foreign exchange. Organic sales in Hill’s Pet Nutrition decreased 3.5% in 2010.

Worldwide Net sales were $15,327 in 2009, level with 2008 as volume growth of 0.5% and net selling price increases of 6.0% were offset by a negative foreign exchange impact of 6.5%. Worldwide organic sales grew 6.5% in 2009.

(Dollars in Millions Except Per Share Amounts)

Gross Profit

Worldwide gross profit margin was 59.1% in 2010, 58.8% in 2009 and 56.3% in 2008.  The gross profit margin increase in 2010 was due to a continued focus on cost-saving initiatives, partially offset by rising commodity costs and negative foreign exchange.

The gross profit margin increase in 2009 was driven by higher pricing, a continued focus on cost-saving initiatives, and the absence of charges related to the 2004 Restructuring Program, partially offset by a negative foreign exchange impact and costs related to the remeasurement of liabilities related to inventory purchases in Venezuela. During 2008, restructuring and implementation-related charges incurred under the 2004 Restructuring Program included in Cost of sales were $59. The 2004 Restructuring Program lowered the reported gross profit margin by 40 bps in 2008. Excluding the impact of the 2004 Restructuring Program, gross profit margin was 56.7% in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of Net sales were 34.8% in 2010, 34.5% in 2009 and 35.4% in 2008. The 30 bps increase in 2010 was primarily due to higher advertising spending (60 bps), partially offset by the impact of cost-saving initiatives.  The 90 bps decrease in 2009 was driven primarily by the absence of charges related to the 2004 Restructuring Program in 2009, lower advertising spending (80 bps) and a continued focus on cost-saving initiatives, partially offset by higher pension and benefit costs.  In 2008, Selling, general and administrative expenses included $81 (0.5% of Net sales) of charges related to the 2004 Restructuring Program.

Other (Income) Expense, Net

Other (income) expense, net was $301, $111 and $103 in 2010, 2009 and 2008, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2010	2009	2008
Amortization of intangible assets	$22	$22	$19
Venezuela hyperinflationary transition charge	271	—	—
Gain from remeasurement of Venezuelan balance sheet	(10)	—	—
Remeasurement of certain liabilities in Venezuela	—	27	—
Termination benefits	86	—	—
Gain on sales of non-core product lines	(50)	(5)	—
Investment losses (income)	—	—	25
Legal and environmental matters	(3)	27	23
Asset impairments	5	16	—
Equity (income)	(5)	(5)	(4)
2004 Restructuring Program	—	—	24
Other, net	(15)	29	16
Total Other (income) expense, net	$301	$111	$103

(Dollars in Millions Except Per Share Amounts)

Operating Profit

In 2010, Operating profit decreased 3% to $3,489 from $3,615 in 2009, reflecting the one-time charge related to the transition to hyperinflationary accounting in Venezuela, termination benefits, higher advertising spending and the negative impact of foreign exchange, partially offset by the gain on sales of non-core product lines and a continued focus on cost-saving initiatives.  In 2009, Operating profit increased 17% from $3,101 in 2008.  Excluding the impact of the one-time charge related to the transition to hyperinflationary accounting in Venezuela, the 2004 Restructuring Program and other items set forth below, Operating profit increased 5% in 2010 and 11% in 2009 as follows:

			%			%
	2010	2009	Change		2008	Change
Operating profit, GAAP	$3,489	$3,615	(3%	)	$3,101	17%
Venezuela hyperinflationary transition charge	271	—			—
Termination benefits	86	—			—
Gain on sales of non-core product lines	(50)	—			—
2004 Restructuring Program	—	—			164
Operating profit, non-GAAP	$3,796	$3,615	5%		$3,265	11%

Interest Expense, Net

Interest expense, net was $59 in 2010 compared with $77 in 2009 and $96 in 2008. The decrease in Interest expense, net from 2009 to 2010 was due to lower average interest rates.  The decrease in Interest expense, net from 2008 to 2009 was due to lower average interest rates and lower debt levels.

Income Taxes

The effective income tax rate was 32.6% in 2010 and 32.2% in both 2009 and 2008 and all years benefited from global tax strategies.  The impact on the Company’s effective income tax rate of the one-time charge related to the transition to hyperinflationary accounting in Venezuela and other items in 2010 was as follows:

Effective income tax rate, as reported	32.6%
Transition to hyperinflationary accounting in Venezuela	(2.4)
Termination benefits	(0.1)
Sales of non-core product lines	(0.1)
Remeasurement of Venezuelan balance sheet and lower taxes on unpaid remittances	1.5
Reorganization of an overseas subsidiary	0.8
Effective income tax rate, Non-GAAP	32.3%

Net Income attributable to Colgate-Palmolive Company

Net income attributable to Colgate-Palmolive Company was $2,203, or $4.31 per share on a diluted basis in 2010 compared with $2,291, or $4.37 per share on a diluted basis in 2009 and $1,957 or $3.66 per share in 2008.  In 2010, Net income attributable to Colgate-Palmolive Company included the $271 ($0.53 per share) one-time charge related to the transition to hyperinflationary accounting in Venezuela, $61 in aftertax charges ($0.12 per share) for termination benefits, a $30 ($0.06 per share) aftertax gain from the sale of non-core product lines in Latin America and a $31 ($0.06 per share) aftertax gain related to the reorganization of an overseas subsidiary.

Net income attributable to Colgate-Palmolive Company in 2008 included $113 ($0.21 per share) of charges related to the Company’s 2004 Restructuring Program.

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

Worldwide Net Sales by Business Segment and Geographic Region

	2010	2009	2008
Oral, Personal and Home Care
North America	$3,005	$2,950	$2,852
Latin America	4,261	4,319	4,088
Europe/South Pacific	3,220	3,271	3,582
Greater Asia/Africa	2,998	2,655	2,660
Total Oral, Personal and Home Care	13,484	13,195	13,182
Pet Nutrition	2,080	2,132	2,148
Total Net sales	$15,564	$15,327	$15,330

Worldwide Operating Profit by Business Segment and Geographic Region

	2010	2009	2008
Oral, Personal and Home Care
North America	$884	$843	$689
Latin America	1,295	1,360	1,181
Europe/South Pacific	742	748	746
Greater Asia/Africa	767	631	527
Total Oral, Personal and Home Care	3,688	3,582	3,143
Pet Nutrition	559	555	542
Corporate	(758)	(522)	(584)
Total Operating profit	$3,489	$3,615	$3,101

North America

Net sales in North America increased 2.0% in 2010 to $3,005 as a result of 3.5% volume growth and a 1.0% positive impact of foreign exchange, partially offset by 2.5% net selling price decreases. Organic sales in North America grew 1.0% in 2010. Products contributing to growth in oral care included Colgate Triple Action, Colgate Sensitive MultiProtection and Colgate Total toothpastes, Colgate 360° ActiFlex, Colgate Max White and Colgate Extra Clean manual toothbrushes and the Colgate Wisp mini-brush. Products contributing to growth in other categories included Softsoap Body Butter Mega Moisture and Irish Spring Intensify body washes, Speed Stick Stainguard deodorant and Fabuloso Aroma Sensations liquid cleaner. Net sales in North America increased 3.5% in 2009 to $2,950 as a result of 4.0% volume growth and level selling prices, partially offset by a 0.5% negative impact of foreign exchange.  Organic sales in North America grew 4.0% in 2009.

Operating profit in North America increased 5% to $884 in 2010 due to sales growth and cost-saving initiatives, partially offset by increased promotional investments.  In 2009, Operating profit in North America increased 22% to $843 due to sales growth, cost-saving initiatives and lower raw and packaging material costs.

Latin America

Net sales in Latin America decreased 1.5% in 2010 to $4,261, as 2.0% volume growth and net selling price increases of 5.5% were more than offset by a 9.0% negative impact of foreign exchange. Organic sales in Latin America grew 7.5% in 2010.  Volume gains achieved in Mexico, Colombia, Ecuador, Dominican Republic and Central America were partially offset by volume declines in Venezuela. Products contributing to growth in oral care included Colgate Sensitive Pro-Relief and Colgate Total toothpastes, Colgate 360° ActiFlex, Colgate Twister and Colgate Zig Zag manual toothbrushes and Colgate Plax Whitening Tartar Control and Colgate Plax Complete Care mouthwashes. Products contributing to growth in other categories included Palmolive Naturals Yogurt and Almond Oil and Palmolive Natural Perfect Tone bar soaps, Lady Speed Stick Waterproof and Speed Stick Extreme deodorants and Protex Propolis bar soap. In 2009, Net sales in Latin America increased 5.5% to $4,319 as a result of 3.0% volume growth and net selling price increases of 13.5%, partially offset by an 11.0% negative impact of foreign exchange. Organic sales in Latin America grew 16.5% in 2009.

(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 5% in 2010 to $1,295, as higher raw and packaging material costs, higher advertising spending and increased promotional investments were partially offset by cost-saving initiatives.  In 2009, Operating profit in Latin America increased 15% to $1,360 as a result of sales growth and cost-saving initiatives.

Europe/South Pacific

Net sales in Europe/South Pacific decreased 1.5% in 2010 to $3,220 as volume growth of 2.0% was more than offset by net selling price decreases of 3.0% and a 0.5% negative impact of foreign exchange. Organic sales in Europe/South Pacific declined 1.0% in 2010. Volume gains in the GABA business, the United Kingdom, Australia and Denmark were partially offset by volume declines in Romania, Portugal, Greece and France.  Products contributing to growth in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, elmex Sensitive Professional and Colgate Max White One toothpastes, Colgate 360° ActiFlex manual toothbrush, Colgate 360° ActiFlex Sonic Power battery powered toothbrush and Colgate Plax Ice mouth rinse. Products contributing to growth in other categories included Palmolive Nutra-Fruit shower crème and the Natura Verde line of home care products. In 2009, Net sales in Europe/South Pacific decreased 8.5% to $3,271 as net selling price increases of 0.5% were more than offset by 0.5% in volume declines and an 8.5% negative impact of foreign exchange. The 2008 divestment of a non-core brand in Germany impacted sales growth for 2009 by 0.5% versus 2008. Excluding the impact of this divestment, Net sales decreased 8.0% in 2009 and volume was level with 2008. Organic sales in Europe/South Pacific grew 0.5% in 2009.

Operating profit in Europe/South Pacific decreased 1% in 2010 to $742, as a continued focus on cost-saving initiatives was more than offset by negative sales growth, higher advertising spending and increased promotional investments.  In 2009, Operating profit in Europe/South Pacific was level at $748, as a continued focus on cost-saving initiatives, lower advertising spending and lower raw and packaging material costs offset the negative impact of foreign exchange.

Greater Asia/Africa

Net sales in Greater Asia/Africa increased 13.0% in 2010 to $2,998 as volume growth of 10.5% and a 4.0% positive impact of foreign exchange were partially offset by net selling price decreases of 1.5%. Organic sales in Greater Asia/Africa grew 9.0% in 2010. Volume gains were led by the Greater China region, India, Thailand, Philippines, Malaysia, Turkey and Russia. Products driving oral care growth included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, Colgate Total and Colgate Herbal Salt toothpastes, Colgate 360° ActiFlex, Colgate Massager and Colgate Twister Gum Care manual toothbrushes and Colgate Plax Complete Care mouthwash. Products contributing to growth in other categories included Lady Speed Stick Breathing Skin and Mennen Speed Stick Breathe and Protect deodorants. In 2009, Net sales in Greater Asia/Africa were level at $2,655 as volume growth of 2% and net selling prices of 6.0% were offset by a 8.0% negative impact of foreign exchange. Organic sales in Greater Asia/Africa grew 8.0% in 2009.

Operating profit in Greater Asia/Africa increased 22% in 2010 to $767, reflecting higher sales growth and cost-saving initiatives, partially offset by higher advertising spending. In 2009, Operating profit in Greater Asia/Africa increased 20% to $631, reflecting higher pricing, lower raw and packaging material costs and cost-saving initiatives.

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

Net sales for Hill’s Pet Nutrition decreased 2.5% in 2010 to $2,080 as 2.0% volume declines and 1.5% net selling price decreases were partially offset by a 1.0% positive impact of foreign exchange. Organic sales in Hill’s Pet Nutrition declined 3.5% in 2010.  Volume declined in the U.S., Russia, Japan, the Nordic countries, France and Germany, while volume gains were achieved in Australia and South Africa.  Volume was negatively impacted as a result of heightened competitive activity and in part due to residual effects of price increases taken in late 2008 and early 2009 in response to significantly higher commodity costs.  The Company has taken steps to adjust on-shelf product pricing and sizing and this, combined with the introduction of innovative new products, has resulted in increased unit consumption towards the end of 2010 as compared to the prior year.  Successful new products within the U.S. included Science Diet Small and Toy Breed Canine, Science Diet Healthy Mobility Canine, Science Diet Weight Loss System and Prescription Diet Therapeutic Weight Reduction Program.  Successful products contributing to international sales included Science Diet Small and Toy Breed Canine, Science Diet Senior Advanced Canine and Feline, Science Plan Sterilized Cat and Science Plan VetEssentials Canine and Feline.  In 2009, Net sales for Hill’s Pet Nutrition decreased 0.5% to $2,132 as 8.5% net selling price increases were more than offset by 7.5% volume declines and a 1.5% negative impact of foreign exchange. Organic sales in Hill’s Pet Nutrition grew 1.0% in 2009.

Operating profit for Hill’s Pet Nutrition increased 1% to $559 in 2010 due to cost-saving initiatives and lower raw and packaging material costs. In 2009, Operating profit increased 2% to $555 due to higher pricing, lower raw and packaging material costs and cost-saving initiatives.

Corporate

Operating profit (loss) for the Corporate segment was ($758), ($522) and ($584) in 2010, 2009 and 2008, respectively. Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets. The components of Operating profit (loss) for the Corporate segment are presented below:
	2010	2009	2008
Venezuela hyperinflationary transition charge	$(271)	$—	$—
Termination benefits	(86)	—	—
Gain on sales of non-core product lines	50	—	—
2004 Restructuring Program	—	—	(164)
Corporate overhead costs and other, net	(451)	(522)	(420)
Total Corporate Operating profit (loss)	$(758)	$(522)	$(584)

(Dollars in Millions Except Per Share Amounts)

Corporate Operating profit (loss) in 2010 showed an increased loss as compared to 2009, primarily due to the one-time charge related to the transition to hyperinflationary accounting in Venezuela and termination benefits, primarily relating to ongoing overhead reduction initiatives at Hill’s of $48 and in Europe of $29, partially offset by the gain on sales of non-core product lines in Latin America and a decrease in Corporate overhead costs.  Corporate Operating profit (loss) in 2009 showed a decreased loss as compared to 2008, primarily due to charges related to the 2004 Restructuring Program in 2008, offset by higher Corporate overhead costs, primarily pension and benefit costs.

For additional information regarding the Company’s 2004 Restructuring Program, refer to “Restructuring and Related Implementation Charges” below and Note 4 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Net sales growth, both worldwide and in relevant geographic divisions, is discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding divestments (non-GAAP). Management believes this non-GAAP financial measure provides useful supplemental information to investors as it allows comparisons of Net sales growth from ongoing operations.  This Annual Report on Form 10-K also discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP).  Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments.

Worldwide Gross profit margin, Operating profit and the effective tax rate are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding the impact of the one-time charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, the 2004 Restructuring Program and certain other items described above (non-GAAP). Management believes these measures provide investors with useful supplemental information regarding the Company’s underlying business trends and performance of the Company’s ongoing operations and are useful for period-over-period comparisons of such operations.

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

Restructuring and Related Implementation Charges

The Company’s four-year restructuring and business building program (the 2004 Restructuring Program) to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008.  There were no charges incurred in the years ended December 31, 2010 and 2009. Charges incurred in 2008 amounted to $164.  The restructuring accrual decreased from $15 at December 31, 2009 to $8 at December 31, 2010, primarily due to cash payments for termination benefits, exit activities and the implementation of strategies.

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including debt service, dividends, capital expenditures and planned stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global capital markets.

(Dollars in Millions Except Per Share Amounts)

Cash Flow

Net cash provided by operations in 2010 was $3,211 as compared with $3,277 in 2009 and $2,302 in 2008. The decrease in 2010 as compared to 2009 was due to increased working capital.  The increase in 2009 as compared to 2008 reflects improved profitability, decreased working capital and lower cash spending related to the 2004 Restructuring Program, partially offset by higher tax payments.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to 0.3% of Net sales in 2010 as compared with (0.4%) in 2009.  The increase in working capital as a percentage of Net sales in 2010 was due primarily to lower accrued income taxes.

Investing activities used $658 of cash during 2010 compared with uses of $841 and $613 during 2009 and 2008, respectively.  Capital expenditures were $550, $575 and $684 for 2010, 2009 and 2008, respectively. Lower capital expenditures in 2010 and 2009 reflected the completion of certain capacity expansions, as well as the completion of the 2004 Restructuring Program at the end of 2008.  Capital spending continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2011 are expected to represent approximately 3.5% of Net sales.

Net cash outflows from activity related to marketable securities and other investments were lower in 2010 than in 2009. During 2009, the Company purchased $210 of U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation and $50 of U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government.  During 2010, CP Venezuela sold all of the U.S. dollar-denominated bonds to obtain U.S. dollars in order to support current and future operations and purchased an additional $67 of the U.S. dollar-linked, devaluation-protected bonds to reduce the Company’s exposure to the Venezuelan bolivar fuerte.  See Notes 7 and 14 to the Consolidated Financial Statements.  Separately, during 2010, the Company invested $136 in a portfolio of euro-denominated investment grade fixed income securities, including corporate bonds.

Financing activities used $2,624 of cash during 2010 compared to $2,270 and $1,530 during 2009 and 2008, respectively.  The increase in 2010 was primarily due to higher repurchases of common stock and dividends paid, partially offset by higher net proceeds from issuances of debt. The increase in 2009 was primarily due to higher net debt payments and an increase in dividends paid.

Long-term debt increased to $3,376 as of December 31, 2010 as compared to $3,147 as of December 31, 2009 and total debt increased to $3,424 as of December 31, 2010 as compared to $3,182 as of December 31, 2009.  During the fourth quarter of 2010, the Company issued $250 of ten-year notes at a fixed rate of 2.95% and $188 of five-year notes at a fixed rate of 1.375% under the Company’s shelf registration statement. Proceeds from the debt issuances were used to reduce commercial paper borrowings.  During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the Company’s shelf registration statement. Proceeds from the debt issuance were used to reduce commercial paper and other borrowings.

At December 31, 2010, the Company had access to unused domestic and foreign lines of credit of $2,317 and could also issue medium-term notes pursuant to an effective shelf registration statement. The Company has borrowing capacity under its domestic revolving credit facility of $1,600, and the facility has an expiration date of November 2012.  These domestic lines are available for general corporate purposes and to support the issuance of commercial paper.

(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $214 and $0 as of December 31, 2010 and 2009, respectively. The average daily balances outstanding for commercial paper in 2010 and 2009 were $1,146 and $1,144, respectively. The maximum daily balance outstanding for commercial paper during 2010 and 2009 was $1,628 and $1,556, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2012.

Following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2010 and 2009:

	2010			2009
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	3.1%	2011	$48	0.7%	2010	$35
Commercial paper	0.2%	2011	214	—	—	—
Total			$262			$35

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. See Note 6 to the Consolidated Financial Statements for further information about the Company’s long-term debt and credit facilities.

Dividend payments in 2010 were $1,142, an increase from $981 in 2009 and $889 in 2008. Common stock dividend payments increased to $2.03 per share in 2010 from $1.72 per share in 2009 and $1.56 per share in 2008. The Series B Preference stock dividend payments increased to $16.24 per share in 2010 from $13.76 per share in 2009 and $12.48 per share in 2008.  On February 4, 2010, the Company’s Board of Directors increased the quarterly common stock cash dividend to $0.53 per share, effective as of the second quarter 2010.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On February 4, 2010 the Company’s Board of Directors authorized a new share repurchase program (the 2010 Program) that replaced the Company’s previous share repurchase program which had been approved in 2008 (the 2008 Program). The 2010 Program authorizes the repurchase of up to 40 million shares of the Company’s common stock.

Aggregate repurchases in 2010 included 24.4 million common shares under both the 2010 Program and the 2008 Program, and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $2,020. Aggregate repurchases in 2009 included 13.9 million common shares under the 2008 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,063.  Aggregate repurchases in 2008 included 13.8 million common shares under the 2008 Program and the repurchase program approved by the Board in 2006, and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,073.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt including current portion	$3,376	$775	$359	$268	$332	$481	$1,161
Net cash interest payments on long-term debt(1)	539	84	67	63	55	44	226
Leases	1,225	187	163	137	119	111	508
Purchase obligations(2)	523	317	124	45	24	13	—
Total	$5,663	$1,363	$713	$513	$530	$649	$1,895
____________
(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2010 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are enforceable and legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates,” below) and voluntary Company contributions.  Based on current information, the Company does not anticipate having to make any mandatory contributions to its qualified U.S. pension plan until 2012.  Management’s best estimate of cash requirements to be paid directly from the Company’s assets for its postretirement plans for the year ending December 31, 2011, is approximately $208, including approximately $100 of voluntary contributions to our U.S. pension plans.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities.  See Note 11 to the Consolidated Financial Statements for more information.

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

(Dollars in Millions Except Per Share Amounts)

Managing Foreign Currency, Interest Rate and Commodity Price Exposure

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies. The Company’s treasury and risk management policies prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose.

The sensitivity of our financial instruments to market fluctuations is discussed below. See Notes 2 and 7 to the Consolidated Financial Statements for further discussion of derivatives and hedging policies and fair value measurements.

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company’s foreign currency exposures primarily reflect the Company’s operations in Latin America (27% of Net sales), Europe/South Pacific (21% of Net sales) and Asia/Africa (19% of Net sales). The Company manages its foreign currency exposures through a combination of cost-containment measures, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements. See the “Results of Operations” section above for discussion of the foreign exchange impact on Net sales in each segment.

The assets and liabilities of foreign subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars at year-end exchange rates with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year.

For subsidiaries operating in highly inflationary environments (currently, Venezuela), inventories, prepaids, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while other assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company.

The Company primarily utilizes foreign currency contracts, including forward, option and swap contracts, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries.  The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates.

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized losses of $3 at December 31, 2010 and net unrealized gains of $4 at December 31, 2009. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2010, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $40.

(Dollars in Millions Except Per Share Amounts)

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

Based on year-end 2010 variable rate debt levels, a 1-percentage-point increase in interest rates would have increased Interest expense, net by $14 in 2010.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, tallow, essential oils, tropical oils, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized gains of $4 and $0 for the years ended December 31, 2010 and 2009, respectively. At the end of 2010, an unfavorable 10% change in commodity futures prices would have reduced the net unrealized gain to $2.

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with highly rated, diverse counterparties.

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

(Dollars in Millions Except Per Share Amounts)

▪
Shipping and handling costs may be reported as either a component of cost of sales or selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in cost of sales, gross profit margin as a percent of sales would have decreased by 730 bps, from 59.1% to 51.8%, in 2010 and decreased by 730 and 780 bps in 2009 and 2008, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (FIFO) method (79% of inventories) and the last-in, first-out (LIFO) method (21% of inventories). There would have been no material impact on reported earnings for 2010, 2009 and 2008 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingencies.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate for U.S. defined benefit plans was 5.30%, 5.75% and 6.30% as of December 31, 2010, 2009 and 2008, respectively. The discount rate for other U.S. postretirement plans was 5.30%, 5.75% and 5.80% as of December 31, 2010, 2009 and 2008, respectively.  Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA. The assumed long-term rate of return on plan assets for U.S. plans was 8.0% as of December 31, 2010, 2009 and 2008. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 12%, 5%, 5%, 7%, and 8%, respectively. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 40% in fixed income securities, 52% in equity securities and 8% in real estate and alternative investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $2.  A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $7. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return.  This rate was 4.0% as of December 31, 2010, 2009 and 2008. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 8.33% for 2011, declining to 5.00% by 2016 and remaining at 5.00% for the years thereafter. The effect of a 1% increase in the assumed long-term medical cost trend rate would reduce Net income attributable to Colgate-Palmolive Company by $5.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2010 was $11.00. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include the expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in fair value.  A one-year change in term would result in a change in fair value of approximately 7%. A one percent change in volatility would change fair value by approximately 5%.

(Dollars in Millions Except Per Share Amounts)

▪
The asset impairment analysis performed for goodwill and intangible assets requires several estimates, including future cash flows, growth rates and the selection of a discount rate. Since the estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

▪	The recognition and measurement of uncertain tax positions involves consideration of the amounts and probabilities of various outcomes that could be realized upon ultimate settlement.

▪
Tax valuation allowances are established to reduce tax assets such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income.

▪
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

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or unit volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, in particular, in Venezuela, cost-reduction plans, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements.  The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers and our ability to continue lowering costs.  For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to “Risk Factors” in Item 1A.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2010.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and has expressed an unqualified opinion in their report, which appears in this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Mr. David W. Johnson, 78, one of the independent directors of the Board of Directors of the Company, has advised the Company that he will not stand for re-election to the Board of Directors at the Annual Meeting of Stockholders to be held on May 6, 2011, in light of his desire to retire as a director at the end of his current term.  Mr. Johnson has served as a director since 1991.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the registrant and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman, President and Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, and the Company’s directors. The Code of Conduct is available on the Company’s web site at www.colgate.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s web site. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its web site or by using other appropriate means in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2011 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2010:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	27,294	(1)	$62	(2)	23,941	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	27,294		$62		23,941
____________
(1)
Consists of 24,517 options outstanding and 2,777 restricted shares awarded but not yet vested under the Company’s Stock Option and Incentive Stock Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $69 and restricted shares of $0.
(3)	Amount includes 13,723 options available for issuance under the Company’s Stock Option Plans and 10,218 of restricted shares available for issuance under the Company’s Incentive Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements.”

(b)	Exhibits

See “Exhibits to Form 10-K.”

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colgate-Palmolive Company (Registrant)

Date: February 24, 2011	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 24, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	John T. Cahill, Ian Cook,
Ian Cook Chairman of the Board, President and Chief Executive Officer	Helene D. Gayle, Ellen M. Hancock Joseph Jimenez, David W. Johnson Richard J. Kogan, Delano E. Lewis
J. Pedro Reinhard, Stephen I. Sadove

(b) Principal Financial Officer

/s/ Dennis J. Hickey	/s/ Andrew D. Hendry
Dennis J. Hickey Chief Financial Officer	Andrew D. Hendry As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Victoria L. Dolan
Victoria L. Dolan Vice President and Corporate Controller

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2011

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Income

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2010	2009	2008
Net sales	$15,564	$15,327	$15,330
Cost of sales	6,360	6,319	6,704
Gross profit	9,204	9,008	8,626
Selling, general and administrative expenses	5,414	5,282	5,422
Other (income) expense, net	301	111	103
Operating profit	3,489	3,615	3,101
Interest expense, net	59	77	96
Income before income taxes	3,430	3,538	3,005
Provision for income taxes	1,117	1,141	968
Net income including noncontrolling interests	2,313	2,397	2,037
Less: Net income attributable to noncontrolling interests	110	106	80
Net income attributable to Colgate-Palmolive Company	$2,203	$2,291	$1,957
Earnings per common share, basic	$4.45	$4.53	$3.81
Earnings per common share, diluted	$4.31	$4.37	$3.66

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Balance Sheets

As of December 31,

(Dollars in Millions Except Per Share Amounts)

	2010	2009
Assets
Current Assets
Cash and cash equivalents	$490	$600
Receivables (net of allowances of $53 and $52, respectively)	1,610	1,626
Inventories	1,222	1,209
Other current assets	408	375
Total current assets	3,730	3,810
Property, plant and equipment, net	3,693	3,516
Goodwill, net	2,362	2,302
Other intangible assets, net	831	821
Other assets	556	685
Total assets	$11,172	$11,134
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$48	$35
Current portion of long-term debt	561	326
Accounts payable	1,165	1,172
Accrued income taxes	272	387
Other accruals	1,682	1,679
Total current liabilities	3,728	3,599
Long-term debt	2,815	2,821
Deferred income taxes	108	82
Other liabilities	1,704	1,375
Total liabilities	8,355	7,877
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Preference stock	—	169
Common stock, $1 par value (2,000,000,000 shares authorized, 732,853,180 shares issued)	733	733
Additional paid-in capital	1,132	1,764
Retained earnings	14,329	13,157
Accumulated other comprehensive income (loss)	(2,115)	(2,096)
	14,079	13,727
Unearned compensation	(99)	(133)
Treasury stock, at cost	(11,305)	(10,478)
Total Colgate-Palmolive Company shareholders’ equity	2,675	3,116
Noncontrolling interests	142	141
Total shareholders’ equity	2,817	3,257
Total liabilities and shareholders’ equity	$11,172	$11,134

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Preference Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2008	$198	$733	$1,518	$(219)	$(8,904)	$10,628	$(1,667)	$110
Net income						1,957		80
Other comprehensive income, net of tax							(810)	(5)
Dividends declared:
Series B Convertible Preference stock, net of taxes						(28)
Common stock						(797)
Noncontrolling interests in Company’s subsidiaries								(64)
Stock-based compensation expense			100
Shares issued for stock options			61		157
Treasury stock acquired					(1,073)
Preference stock conversion	(17)		(66)		83
Other			(3)	32	40
Balance, December 31, 2008	$181	$733	$1,610	$(187)	$(9,697)	$11,760	$(2,477)	$121
Net income						2,291		106
Other comprehensive income, net of tax							381	1
Dividends declared:
Series B Convertible Preference stock, net of taxes						(30)
Common stock						(864)
Noncontrolling interests in Company’s subsidiaries								(87)
Stock-based compensation expense			117
Shares issued for stock options			92		175
Treasury stock acquired					(1,063)
Preference stock conversion	(12)		(48)		60
Other			(7)	54	47
Balance, December 31, 2009	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)	$141
Net income						2,203		110
Other comprehensive income, net of tax							(19)	2
Dividends declared:
Series B Convertible Preference stock, net of taxes						(34)
Common stock						(997)
Noncontrolling interests in Company’s subsidiaries								(111)
Stock-based compensation expense			121
Shares issued for stock options			56		153
Treasury stock acquired					(2,020)
Preference stock conversion	(169)		(813)		982
Other			4	34	58
Balance, December 31, 2010	$—	$733	$1,132	$(99)	$(11,305)	$14,329	$(2,115)	$142

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Comprehensive Income

 (Dollars in Millions)

	Colgate-Palmolive Company	Noncontrolling Interests	Total
For the year ended December 31, 2008:
Net income	$1,957	$80	$2,037
Other comprehensive income, net of tax:
Cumulative translation adjustment	(450)	(5)	(455)
Retirement Plan and other retiree benefit adjustments	(352)	—	(352)
Other	(8)	—	(8)
Total Other comprehensive income, net of tax	(810)	(5)	(815)

Total comprehensive income	$1,147	$75	$1,222

For the year ended December 31, 2009:
Net income	$2,291	$106	$2,397
Other comprehensive income, net of tax:
Cumulative translation adjustment	346	1	347
Retirement Plan and other retiree benefit adjustments	8	—	8
Other	27	—	27
Total Other comprehensive income, net of tax	381	1	382

Total comprehensive income	$2,672	$107	$2,779

For the year ended December 31, 2010:
Net income	$2,203	$110	$2,313
Other comprehensive income, net of tax:
Cumulative translation adjustment	162	2	164
Retirement Plan and other retiree benefit adjustments	(143)	—	(143)
Other	(38)	—	(38)
Total Other comprehensive income, net of tax	(19)	2	(17)

Total comprehensive income	$2,184	$112	$2,296

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

Consolidated Statements of Cash Flows

For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)

	2010	2009	2008
Operating Activities
Net income including noncontrolling interests	$2,313	$2,397	$2,037
Adjustments to reconcile net income to net cash provided by operations:
Venezuela hyperinflationary transition charge	271	—	—
Restructuring, net of cash	—	(18)	(50)
Depreciation and amortization	376	351	348
Termination benefits	86	—	—
Gain before tax on sales of non-core product lines	(50)	(5)	—
Stock-based compensation expense	121	117	100
Deferred income taxes	29	(23)	(6)
Cash effects of changes in:
Receivables	40	57	(70)
Inventories	(10)	44	(135)
Accounts payable and other accruals	(65)	294	125
Other non-current assets and liabilities	100	63	(47)
Net cash provided by operations	3,211	3,277	2,302
Investing Activities
Capital expenditures	(550)	(575)	(684)
Sale of property and non-core product lines	42	17	58
Purchases of marketable securities and investments	(308)	(289)	—
Proceeds from sales of marketable securities and investments	167	—	10
Other	(9)	6	3
Net cash used in investing activities	(658)	(841)	(613)
Financing Activities
Principal payments on debt	(4,719)	(3,950)	(2,320)
Proceeds from issuance of debt	5,015	3,424	2,515
Dividends paid	(1,142)	(981)	(889)
Purchases of treasury shares	(2,020)	(1,063)	(1,073)
Proceeds from exercise of stock options and excess tax benefits	242	300	237
Net cash used in financing activities	(2,624)	(2,270)	(1,530)
Effect of exchange rate changes on Cash and cash equivalents	(39)	(121)	(33)
Net (decrease) increase in Cash and cash equivalents	(110)	45	126
Cash and cash equivalents at beginning of year	600	555	429
Cash and cash equivalents at end of year	$490	$600	$555
Supplemental Cash Flow Information
Income taxes paid	$1,123	$1,098	$862
Interest paid	70	98	119
Principal payments on ESOP debt, guaranteed by the Company	—	74	64

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

The Company’s principal classes of products accounted for the following percentages of worldwide sales for the past three years:

	2010	2009	2008
Oral Care	43%	41%	41%
Home Care	22%	23%	23%
Personal Care	22%	22%	22%
Pet Nutrition	13%	14%	14%
Total	100%	100%	100%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%,  where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income.  As of December 31, 2010 and 2009, equity method investments included in Other assets were $17 and $15, respectively. Unrelated third parties hold the remaining ownership interests in these investments.  Investments with less than a 20% interest are accounted for using the cost method.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,142, $1,116 and $1,193 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

For subsidiaries operating in highly inflationary environments, non-monetary assets, such as inventories, prepaids, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company.

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

Consistent with the Company’s strategy to prioritize its higher-margin businesses, the Company sold certain non-core brands in Latin America during the fourth quarter of 2010, resulting in a pretax gain of $50 ($30 aftertax) included in Other (income) expense, net. These operations were not material to the Company’s annual Net sales, Net income or Earnings per share.

4.	Restructuring and Related Implementation Charges

The Company’s 2004 Restructuring Program to enhance the Company’s global leadership position in its core businesses was finalized as of December 31, 2008 and there were no charges incurred during the years ended December 31, 2010 and 2009.  Charges incurred in 2008 amounted to $164.  The restructuring accrual decreased from $15 at December 31, 2009 to $8 at December 31, 2010, primarily due to cash payments for termination benefits, exit activities and the implementation of strategies.

5.	Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2010 and 2009, by segment is as follows:

	2010	2009
Oral, Personal and Home Care
North America	$375	$367
Latin America	655	637
Europe/South Pacific	1,123	1,089
Greater Asia/Africa	194	194
Total Oral, Personal and Home Care	2,347	2,287
Pet Nutrition	15	15
Total Goodwill	$2,362	$2,302

The change in the amount of Goodwill in each year was primarily due to the impact of foreign currency translation.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Other intangible assets as of December 31, 2010 and 2009 are comprised of the following:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$545	$(221)	$324	$528	$(205)	$323
Other finite life intangible assets	35	(16)	19	36	(13)	23
Indefinite life intangible assets	488	—	488	475	—	475
Total Other intangible assets	$1,068	$(237)	$831	$1,039	$(218)	$821

The changes in the net carrying amounts of Other intangible assets during 2010, 2009 and 2008 were partially due to amortization expense of $22, $22 and $19, respectively, as well as the impact of foreign currency translation.  In addition, in 2009 $81 was reclassified from Indefinite life intangible assets to Trademarks.  Annual estimated amortization expense for each of the next five years is expected to be approximately $21.

6.	Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities	2010	2009
Notes	3.2%	2011-2078	$2,603	$2,536
Payable to banks	1.2%	2011-2013	559	611
Commercial paper	0.2%	2011	214	—
			3,376	3,147
Less: Current portion of long-term debt			561	326
Total			$2,815	$2,821

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2010 and 2009 was 3.1% and 0.7%, respectively.

Commercial paper is classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2010, are as follows:

Years Ended December 31,
2011	$561
2012	359
2013	268
2014	332
2015	481
Thereafter	1,161

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments (see Note 7).

During the fourth quarter of 2010, the Company issued $250 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.95% and $188 of U.S. dollar-denominated five-year notes at a fixed rate of 1.375% under the Company’s shelf registration statement.  Proceeds from the debt issuances were used to reduce commercial paper borrowings.  At December 31, 2010 the Company had access to unused domestic and foreign lines of credit of $2,317 and could also issue medium-term notes pursuant to an effective shelf registration statement.

During the third quarter of 2009, the Company issued $300 of U.S. dollar-denominated six-year notes at a fixed rate of 3.15% under the Company’s shelf registration statement.  Proceeds from the debt issuance were used to reduce commercial paper and other borrowings.

The Company has a domestic revolving credit facility of $1,600.  The facility has an expiration date of November 2012.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Non-compliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of non-compliance is remote.

7.	Financial Instruments and Fair Value Measurements

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose.  It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged.  Hedge ineffectiveness, if any, is not material for any period presented.  Provided below are details regarding the Company’s exposures by type of risk and derivative instruments by type of hedge designation.

Valuation Considerations

Assets and liabilities carried at fair value are classified as follows:

Level 1:	Based upon quoted market prices in active markets for identical assets or liabilities.
Level 2:	Based upon observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Based upon unobservable inputs reflecting the reporting entity’s own assumptions.

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. Our foreign currency exposures primarily reflect the Company’s operations in Latin America (27% of Net sales), Europe/South Pacific (21% of Net sales) and Greater Asia/Africa (19% of Net sales).  The Company manages its foreign currency exposures through a combination of cost-containment measures, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Company primarily utilizes foreign currency contracts, including forward, option and swap contracts, local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries.  The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates (Level 2 valuation).

Interest Rate Risk

The Company manages its targeted mix of fixed and floating rate debt with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility.  The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt in all cases, and the swaps are valued using observable benchmark rates (Level 2 valuation).

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, tallow, essential oils, tropical oils, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts.  Futures contracts are used on a limited basis, primarily in the Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation).  The duration of the commodity contracts generally does not exceed 12 months.

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract with diverse, highly rated counterparties.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2010 and 2009:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/10	12/31/09		12/31/10	12/31/09
Interest rate swap contracts	Other assets	$22	$17	Other liabilities	$7	$—
Foreign currency contracts	Other current assets	10	11	Other accruals	10	8
Commodity contracts	Other current assets	4	1	Other accruals	—	1
Total designated		$36	$29		$17	$9

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$3	Other accruals	$2	$—
Total not designated		$—	$3		$2	$—

Total derivative instruments		$36	$32		$19	$9

Other financial instruments
Marketable securities	Other current assets	$74	$41
Available-for-sale securities	Other assets	228	282
Total other financial instruments		$302	$323

Fair value hedges

The Company has designated all interest rate swap contracts and certain foreign currency forward contracts as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.  The impact of foreign currency contracts is recognized in Selling, general and administrative expenses and the impact of interest rate swap contracts is recognized in Interest expense, net.  The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2010 and December 31, 2009, was $3,613 and $3,362, respectively, and the related carrying value was $3,376 and $3,147, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).  Activity related to fair value hedges recorded during each period presented was as follows:

	2010			2009
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$769	$788	$1,557	$889	$600	$1,489
Gain (loss) on derivative	—	(2)	(2)	19	(7)	12
Gain (loss) on hedged items	—	2	2	(19)	7	(12)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Activity related to cash flow hedges recorded during each period presented was as follows:

	2010			2009
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$371	$18	$389	$207	$15	$222
Gain (loss) recognized in Other comprehensive income	(3)	5	2	(19)	1	(18)
Gain (loss) reclassified into Cost of sales	3	1	4	(30)	(8)	(38)

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

Net investment hedges

The Company has designated certain foreign currency forward and option contracts and certain foreign currency-denominated debt as net investment hedges, for which the gain or loss on the instrument is reported as a component of Currency translation adjustments within OCI, along with the offsetting gain or loss on the hedged items.  Activity related to net investment hedges recorded during each period presented was as follows:

	2010			2009
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$131	$312	$443	$89	$396	$485
Gain (loss) on instruments	(8)	2	(6)	(6)	(17)	(23)
Gain (loss) on hedged items	8	(2)	6	6	17	23

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.  Activity related to these contracts during each period presented was as follows:

	2010	2009
	Cross-currency Swap	Cross-currency Swap
Notional Value at December 31,	$90	$99
Gain (loss) on instrument	4	(8)
Gain (loss) on hedged item	(4)	8

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The cross-currency swap outstanding at December 31, 2010 replaced a swap with similar terms that settled in June 2010, resulting in a realized gain of $9.

Other Financial Instruments

Marketable securities consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).

Available-for-sale securities consist of the fixed income investments discussed below.

During the third quarter of 2010, the Company invested $136 in a portfolio of euro-denominated investment grade fixed income securities, including corporate bonds, with maturities generally ranging from one to three years. The portfolio is considered a Level 1 investment as all of the securities have quoted prices on an active exchange with daily liquidity.  At December 31, 2010, the portfolio’s fair value was $132 and was reported in Other assets in the Consolidated Balance Sheet.  For the year ended December 31, 2010, $1 of interest income was realized on the portfolio.

During the second half of 2009, the Company invested $210 in U.S. dollar-denominated bonds issued by a Venezuelan state-owned corporation with stated maturities ranging from two to seven years and $50 in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from six to eight years. Prior to January 1, 2010, the U.S. dollar-denominated bonds had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.  As a result of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010, a charge of $152 was recorded to write down the value of the U.S. dollar-denominated bonds.  This charge was included in the $271 one-time charge discussed in Note 14.  During the second half of 2010, the Company sold all of the U.S. dollar-denominated bonds, realizing a gain of $13.  During the second half of 2010, the Company also invested an additional $67 in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government with stated maturities ranging from three to seven years.  The U.S. dollar-linked, devaluation-protected bonds are considered Level 3 as there was no trading activity in the market at the end of 2010 and their value was determined using unobservable inputs reflecting the Company’s own assumptions. The following table presents a reconciliation of the U.S. dollar-linked, devaluation-protected bonds measured at fair value for the year ended December 31:

	2010	2009
Beginning balance as of January 1	$46	$—
Unrealized gain (loss) on investment	(17)	(4)
Purchases during the year	67	50
Ending balance as of December 31	$96	$46

As a result of the elimination of the 2.6 preferential exchange rate effective January 1, 2011, these bonds have revalued and, based on recent market activity, the Company recorded an aftertax unrealized gain in Other comprehensive income of approximately $40 during the first quarter of 2011.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

8.	Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,000,000 shares of Preference stock.  In 1989, the Company approved the issuance of 6,315,149 shares of Series B Convertible Preference stock (the Preference stock) without par value. Each share of Preference stock, which was convertible into eight shares of common stock, had a redemption price of $65 per share and paid cumulative dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period.  As a result of recent rules issued by the Internal Revenue Service related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of Preference stock outstanding on December 29, 2010.  At the direction of the Company’s Employee Stock Ownership Plan trustee, the preference shares were converted into 19,241,536 shares of common stock.  The common stock for the conversion was issued from treasury shares.  As of December 31, 2010, there were 19,225,073 shares of common stock outstanding and issued to the Company’s Employee Stock Ownership Plan.  As of December 31, 2009, there were 2,607,541 shares of Preference stock outstanding and issued to the Company’s Employee Stock Ownership Plan. See Note 9 for further information about the Company’s Employee Stock Ownership Plan.

Stock Repurchases

The Company repurchased its common stock at a cost of $2,020 during 2010 under share repurchase programs that were approved by the Board of Directors and publicly announced in February 2010 and January 2008 (the 2010 Program and the 2008 Program, respectively).  Under the 2008 Program, the Company was authorized to purchase up to 30 million shares of the Company’s common stock.  The 2010 Program, which replaced the 2008 Program, authorizes the Company to repurchase up to 40 million shares of its common stock.  The Board’s authorization also provides for share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.  The shares may be repurchased in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock awards.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

A summary of common stock and treasury stock activity for the three years ended December 31, 2010 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2008	509,034,801	223,818,379

Common stock acquired	(14,731,316)	14,731,316
Shares issued for stock options	4,280,505	(4,280,505)
Shares issued for restricted stock and other	799,926	(799,926)
Preference stock conversion	2,028,664	(2,028,664)
Balance, December 31, 2008	501,412,580	231,440,600

Common stock acquired	(14,916,340)	14,916,340
Shares issued for stock options	5,455,317	(5,455,317)
Shares issued for restricted stock and other	800,388	(800,388)
Preference stock conversion	1,413,072	(1,413,072)
Balance, December 31, 2009	494,165,017	238,688,163

Common stock acquired	(25,401,785)	25,401,785
Shares issued for stock options	4,233,775	(4,233,775)
Shares issued for restricted stock and other	993,132	(993,132)
Preference stock conversion	20,860,328	(20,860,328)
Balance, December 31, 2010	494,850,467	238,002,713

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

The Company has two types of stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $121, $117 and $100 for the years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized on stock-based compensation was approximately $40, $40 and $32 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of stock options granted in the years ended December 31, 2010, 2009 and 2008 was $11.00, $12.06 and $13.35, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

	2010	2009	2008
Expected Term of Options	4.5 years	4.5 years	4.5 years
Expected Volatility Rate	22.5%	22.1%	19.5%
Risk-Free Rate	1.3%	2.3%	3.0%
Expected Dividend Yield	2.8%	2.4%	2.0%

The weighted-average expected term of options granted each year was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and contractual term of the awards, among other factors.  Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock.  The risk-free rate for the expected term of the option is based on the U.S. Treasury implied yield at the time of grant.

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees. A committee of independent members of the Board of Directors administers the plan. Awards are made in common stock and vest at the end of the restriction period, which is generally three years.  As of December 31, 2010, 10,218,000 shares of common stock were available for future restricted stock awards.

A summary of restricted stock award activity during 2010 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1, 2010	2,801	$66
Activity:
Granted	1,000	80
Vested	(956)	62
Forfeited	(68)	72
Restricted stock awards as of December 31, 2010	2,777	73

As of December 31, 2010, there was $61 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $69, $48 and $56, respectively.

Stock Option Plans

The Company’s stock option plans provide for the issuance to directors, officers and other employees of non-qualified stock options that generally have a contractual term of six years and vest over three years. As of December 31, 2010, 13,723,000 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

A summary of stock option plan activity during 2010 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2010	25,091	$65
Granted	4,892	77
Exercised	(5,279)	56
Forfeited or expired	(187)	75
Options outstanding, December 31, 2010	24,517	69	3	$268
Options exercisable, December 31, 2010	15,314	$66	2	$227

As of December 31, 2010, there was $40 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.4 years. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $133, $120 and $113, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock awards for the years ended December 31, 2010, 2009 and 2008 was $31, $16 and $26, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2010, 2009 and 2008 were $211, $284 and $211, respectively.

9.	Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The notes, which were guaranteed by the Company, were repaid in July 2009. The ESOP used the proceeds of the notes to purchase 6.3 million shares of Preference stock from the Company. The Preference stock, each share of which was convertible into eight shares of common stock, had a redemption price of $65 per share and paid semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. As a result of recent rules issued by the Internal Revenue Service related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of Preference stock outstanding on December 29, 2010.  At the direction of the Company’s ESOP trustee, the preference shares were converted into 19,241,536 shares of common stock.  The common stock for the conversion was issued from treasury shares, as illustrated in Note 8.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.  Advances from the Company of $99 remain outstanding at December 31, 2010.

Dividends on the Preference stock, as well as on the common stock also held by the ESOP, are paid to the ESOP trust and, together with cash contributions and advances from the Company, are used by the ESOP to repay principal and interest. Prior to the conversion on December 29, 2010, noted above, Preference stock was released for allocation to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the debt. As of December 31, 2010, 10,527,721 common shares were released and allocated to participant accounts and 8,697,352 common shares were available for future allocation to participant accounts.

Dividends on the Preference stock and common stock are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Preference stock allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $6 in 2010, $22 in 2009 and $7 in 2008. Unearned compensation, which is shown as a reduction in Shareholders’ equity, is the amount of ESOP debt due to the Company.

Interest incurred on the ESOP notes was $0 in 2010, $2 in 2009 and $8 in 2008. The Company paid dividends on the shares held by the ESOP of $41 in 2010, $37 in 2009 and $36 in 2008. Company contributions to the ESOP were $6 in 2010, $22 in 2009 and $7 in 2008.

10.	Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and certain of its U.S. and overseas subsidiaries maintain defined benefit retirement plans. Benefits under these plans are based primarily on years of service and employees’ career earnings.

Effective September 1, 2010, the Company adopted certain amendments to its retirement benefit programs in the U.S.  The plan amendments provide for higher contributions to the Company’s defined contribution plan while reducing future pay credits to the Company’s defined benefit plan for participants, simplification of the formula for calculating monthly pay-based credits to the defined benefit plan, and certain pension enhancements depending on years of service.  The incremental impact to the Company’s net income due to the plan amendments for 2010 was not significant.  The incremental impact of $58 to the Company’s benefit obligations is reflected in the table below.

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans are as follows:

	United States	International
Asset Category
Equity securities	52%	44%
Debt securities	40	47
Real estate and alternative investments	8	9
Total	100%	100%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

At December 31, 2010 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of	Pension Plans
	Valuation Input	United States	International	Other Retiree Benefits
Investments:
Cash & cash equivalents	Level 1	$84	$14	$2
U.S. common stocks	Level 1	223	—	6
International common stocks	Level 1	55	—	1
Fixed income securities (a)	Level 2	142	—	—
Common/collective trust funds (b):	Level 2
Equity index funds		314	166	8
Emerging market equity index funds		61	18	2
Other common stock funds		95	13	3
Fixed income funds: U.S. or foreign government and agency securities		222	88	6
Fixed income funds: investment grade corporate bonds		59	71	2
Fixed income funds: high yield corporate bonds and other		67	1	2
Guaranteed investment contracts (c)	Level 2	—	47	—
Real estate (d)	Level 3	55	16	—
Total Investments at fair value		$1,377	$434	$32

At December 31, 2009 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of	Pension Plans
	Valuation Input	United States	International	Other Retiree Benefits
Investments:
Cash & cash equivalents	Level 1	$84	$21	$2
U.S. common stocks	Level 1	220	—	6
International common stocks	Level 1	48	—	2
Fixed income securities (a)	Level 2	144	—	—
Common/collective trust funds (b):	Level 2
Equity index funds		351	135	9
Emerging market equity index funds		52	14	1
Other common stock funds		88	21	2
Fixed income funds: U.S. or foreign government and agency securities		157	24	4
Fixed income funds: investment grade corporate bonds		52	120	1
Fixed income funds: high yield corporate bonds and other		56	10	1
Guaranteed investment contracts (c)	Level 2	—	45	—
Real estate (d)	Level 3	48	11	—
Total Investments at fair value		$1,300	$401	$28

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

(a)
The fixed income securities are traded over the counter and a small portion of the securities lack daily pricing or liquidity and as such are classified as level 2.  As of December 31, 2010 and 2009, approximately 75% of the fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in corporate bonds.

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

(d)
Real estate is valued using the NAV per unit of funds that are invested in real property, and the real property is valued using independent market appraisals.  Since the appraisals include unobservable inputs, the investments in each fund are classified as level 3.

The following table presents a reconciliation of level 3 plan assets measured at fair value for the year ended December 31:

	2010		2009
	United States Real Estate Fund	International Real Estate Fund	United States Real Estate Fund	International Real Estate Fund
Beginning balance as of January 1	$48	$11	$72	$9
Earned income, net of management expenses	4	—	2	1
Unrealized gain (loss) on investment	3	1	(26)	1
Purchases, sales, issuances and settlements, net	—	4	—	—
Ending balance as of December 31	$55	$16	$48	$11

Equity securities in the U.S. plans include investments in the Company’s common stock representing 9% and 10% of U.S. plan assets at December 31, 2010 and 2009, respectively.  No shares of the Company’s common stock were purchased or sold by the plans in 2010 or 2009.  The plans received dividends on the Company’s common stock of $3 and $3 in 2010 and 2009, respectively.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans. The Company utilizes a portion of its leveraged ESOP to reduce its obligation to provide these other retiree benefits and to offset its current service cost.

Effective September 1, 2010, the Company adopted certain amendments to its retirement benefit programs in the U.S.  Effective with the plan amendments, future retirees of the Company who do not meet certain age and service requirements will begin to share in the cost of retiree medical coverage through monthly payments rather than paying a lump sum contribution at retirement.  In addition, the Company will generally no longer use its leveraged ESOP to make retiree medical coverage allocations.  The incremental impact to the Company’s net income due to the plan amendments for 2010 was not significant.  The incremental impact of $31 to the Company’s benefit obligations is reflected in the table below.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2010	2009	2010	2009	2010	2009
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$1,703	$1,570	$706	$604	$603	$542
Service cost	42	42	17	15	7	3
Interest cost	94	95	35	37	38	36
Participants’ contributions	1	1	3	3	—	—
Acquisitions/plan amendments	58	—	2	1	31	—
Actuarial loss (gain)	150	104	24	46	97	37
Foreign exchange impact	—	—	(10)	39	3	5
Termination benefits	23	—	—	—	8	—
Curtailments and settlements	—	—	(5)	(3)	—	—
Benefit payments	(119)	(109)	(36)	(36)	(25)	(20)
Benefit obligations at end of year	$1,952	$1,703	$736	$706	$762	$603
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,300	$1,134	$401	$320	$28	$24
Actual return on plan assets	145	189	30	43	4	4
Company contributions	50	85	36	45	25	20
Participants’ contributions	1	1	3	3	—	—
Foreign exchange impact	—	—	4	29	—	—
Settlements	—	—	(4)	(3)	—	—
Benefit payments	(119)	(109)	(36)	(36)	(25)	(20)
Fair value of plan assets at end of year	$1,377	$1,300	$434	$401	$32	$28
Funded Status
Benefit obligations at end of year	$1,952	$1,703	$736	$706	$762	$603
Fair value of plan assets at end of year	1,377	1,300	434	401	32	28
Net amount recognized	$(575)	$(403)	$(302)	$(305)	$(730)	$(575)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$4	$4	$—	$—
Current liabilities	(13)	(12)	(13)	(14)	(41)	(35)
Noncurrent liabilities	(562)	(391)	(293)	(295)	(689)	(540)
Net amount recognized	$(575)	$(403)	$(302)	$(305)	$(730)	$(575)
Amounts recognized in Accumulated other comprehensive income consist of
Actuarial loss	$693	$641	$142	$132	$343	$267
Transition/prior service cost	81	29	8	8	32	2
	$774	$670	$150	$140	$375	$269

Accumulated benefit obligation	$1,808	$1,645	$654	$635	$—	$—

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2010	2009	2010	2009	2010	2009
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.30%	5.75%	5.04%	5.41%	5.30%	5.75%
Long-term rate of return on plan assets	8.00%	8.00%	6.23%	6.58%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	3.05%	3.35%	—	—
ESOP growth rate	—	—	—	—	10.00%	10.00%

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return for 2010 for the U.S. plans was 8%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 12%, 5%, 5%, 7%, and 8%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2010 weighted-average rate of return of 6.23%.

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2010	2009
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,664	$2,338
Fair value of plan assets	1,749	1,629

Accumulated benefit obligation	2,268	2,170
Fair value of plan assets	1,571	1,579

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 8.33% in 2011 to 5.00% by 2016, remaining at 5.00% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$84	$(70)
Annual expense	7	(6)

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits							Other Retiree Benefits
	2010		2009	2008	2010	2009	2008	2010		2009	2008
	United States				International
Components of Net Periodic Benefit Cost
Service cost	$42		$42	$40	$17	$15	$15	$13		$10	$10
Interest cost	94		95	95	35	37	37	38		36	34
Annual ESOP allocation	—		—	—	—	—	—	(6)		(7)	(9)
Expected return on plan assets	(99)		(89)	(114)	(26)	(23)	(27)	(2)		(2)	(3)
Amortization of transition & prior service costs (credits)	5		4	4	3	3	1	1		—	—
Amortization of actuarial loss	52		50	6	9	5	3	19		13	9
Net periodic benefit cost	$94		$102	$31	$38	$37	$29	$63		$50	$41
Other postretirement charges	23		—	1	1	—	4	8		—	—
Total pension cost	$117		$102	$32	$39	$37	$33	$71		$50	$41
Weighted- Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.75	%(1)	6.30%	6.50%	5.41%	5.88%	5.52%	5.75	%(1)	5.80%	6.50%
Long-term rate of return on plan assets	8.00%		8.00%	8.00%	6.58%	6.70%	7.00%	8.00%		8.00%	8.00%
Long-term rate of compensation increase	4.00%		4.00%	4.00%	3.35%	3.33%	3.65%	—		—	—
ESOP growth rate	—		—	—	—	—	—	10.00%		10.00%	10.00%

(1)
Effective with the plan amendments on September 1, 2010, the Company was required to remeasure the benefit obligations and plan assets of the affected plans, and a new discount rate of 4.75% was used to determine net periodic benefit cost through the end of 2010.

Other postretirement charges in 2010 primarily relate to one-time termination benefits incurred pursuant to a voluntary early retirement program for selected individuals in the U.S.

The Company made voluntary contributions of $35, $73 and $95 in 2010, 2009 and 2008, respectively, to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Amounts recognized in Other Comprehensive Income during the year ended December 31, 2010 were as follows:

	Before-Tax Amount	Net-of-Tax Amount
Net actuarial loss & prior service costs arising during the period	$309	$196
Amortization of net actuarial loss, transition & prior service costs	(89)	(53)
Total	$220	$143

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$55	$21
Net transition & prior service cost	12	2

Expected Contributions & Benefit Payments

Management’s best estimate of cash requirements to be paid directly from the Company’s assets to its postretirement plans for the year ending December 31, 2011, is approximately $208, including approximately $100 of voluntary contributions to U.S. pension plans.  Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments expected to be paid to participants, including payments directly from the Company’s assets to participants in unfunded plans, as discussed above, as well as payments paid from the plans, are as follows:

	Pension Benefits
Years Ended December 31,	United States	International	Other Retiree Benefits
2011	$124	$42	$42
2012	124	54	43
2013	125	41	44
2014	124	46	45
2015	126	45	46
2016-2020	660	225	234

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

11.	Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2010	2009	2008
United States	$1,252	$1,173	$1,027
International	2,178	2,365	1,978
Total Income before income taxes	$3,430	$3,538	$3,005

The provision for income taxes consists of the following for the three years ended December 31:

	2010	2009	2008
United States	$427	$399	$314
International	690	742	654
Total Provision for income taxes	$1,117	$1,141	$968

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2010	2009	2008
Goodwill and intangible assets	$(11)	$15	$(10)
Property, plant and equipment	(29)	(24)	(29)
Pension and other retiree benefits	4	27	(46)
Stock-based compensation	12	18	18
Tax loss and tax credit carryforwards	(28)	(27)	(30)
Valuation allowances	1	3	6
Other, net	122	7	(5)
Total deferred tax provision	$71	$19	$(96)

In 2010, Other, net includes a non-recurring tax benefit related to the reorganization of an overseas subsidiary.

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2010	2009	2008
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	0.5	0.8
Earnings taxed at other than United States statutory rate	(4.6)	(2.5)	(1.9)
Venezuela hyperinflationary transition charge	2.8	—	—
Other, net	(1.7)	(0.8)	(1.7)
Effective tax rate	32.6%	32.2%	32.2%

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2010	2009
Deferred tax liabilities:
Goodwill and intangible assets	$(463)	$(440)
Property, plant and equipment	(344)	(320)
Other	(116)	(157)
	(923)	(917)
Deferred tax assets:
Pension and other retiree benefits	471	389
Tax loss and tax credit carryforwards	130	153
Accrued liabilities	145	134
Stock-based compensation	108	103
Other	163	163
Valuation allowance	(1)	(2)
	1,016	940
Net deferred income taxes	$93	$23

Deferred taxes included within:
Assets:
Other current assets	$117	$105
Other assets	84	—
Liabilities:
Deferred income taxes	(108)	(82)
Net deferred income taxes	$93	$23

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2,900 of undistributed earnings of foreign subsidiaries at December 31, 2010. These earnings have been and are currently considered to be indefinitely reinvested and are currently not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $124 in 2010, $18 in 2009 and $291 in 2008 recorded directly through equity predominantly include current and future tax benefits related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2010, 2009 and 2008 is summarized below:

	2010	2009	2008
Unrecognized tax benefits:
Balance, January 1	$187	$171	$199
Increases as a result of tax positions taken during the current year	38	30	6
Decreases of tax positions taken during prior years	(63)	(9)	(10)
Increases of tax positions taken during prior years	16	18	31
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(3)	(24)	(51)
Effect of foreign currency rate movements	(4)	1	(4)
Balance, December 31	$171	$187	$171

If all of the unrecognized tax benefits above were recognized, approximately $119 would impact the effective tax rate.  Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately ($4), ($1) and $7 of interest (income) expense related to the above unrecognized tax benefits within income tax expense in 2010, 2009 and 2008, respectively.  The Company had accrued interest of approximately $19 and $24 as of December 31, 2010 and 2009, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions.  All U.S. federal income tax returns for the periods ended through December 31, 2005 have been audited by and settled with the IRS.  With a few exceptions, the Company is no longer subject to U.S. state and local income tax examination for the years prior to 2006. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

12.	Earnings Per Share

	For the Year Ended 2010			For the Year Ended 2009			For the Year Ended 2008
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$2,203			$2,291			$1,957
Preferred dividends	(34)			(30)			(28)
Basic EPS	2,169	487.8	$4.45	2,261	499.5	$4.53	1,929	506.3	$3.81
Stock options and restricted stock		3.3			3.8			5.8
Convertible Preference stock	34	19.8		30	21.3		28	22.9
Diluted EPS	$2,203	510.9	$4.31	$2,291	524.6	$4.37	$1,957	535.0	$3.66

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Basic earnings per common share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding for the period.

Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and restricted stock awards.

As of December 31, 2010, 2009 and 2008, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 67,565, 5,794,326 and 1,367,200, respectively.

13.	Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $187 in 2011, $163 in 2012, $137 in 2013, $119 in 2014, $111 in 2015 and $508 thereafter. Rental expense amounted to $220 in 2010, $212 in 2009 and $183 in 2008. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $523 at December 31, 2010.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide range of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters.

Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, the IRS has completed its examination of the Company’s federal income tax returns through 2005. The amount of additional tax involved as a result of assessments arising from IRS examination did not have a material impact on the financial position, results of operations or cash flows of the Company.  Estimated incremental tax payments related to potential disallowances for subsequent periods are not expected to be material.

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $157 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

▪
In June 2005, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1996 through 1998. In March 2007, the First Board of Taxpayers ruled in the Company’s favor and allowed all of the previously claimed deductions for 1999 through 2001. The tax authorities appealed these decisions to the next administrative level.

▪
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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $73, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in the European Union (EU), Belgium, France, Germany, Greece, Italy, The Netherlands, Romania, Spain, Switzerland and the United Kingdom (UK).  The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers.  While several of the investigations are ongoing, there have been the following results to date:

▪	In February 2008, the federal competition authority in Germany imposed fines on four of the Company’s competitors, but the Company was not fined due to its cooperation with the German authorities.
▪	In November 2009, the UK Office of Fair Trading informed the Company that it was no longer pursuing its investigation of the Company.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

▪
In December 2009, the Swiss competition law authority imposed a fine of $5 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland.  The Company is appealing the fine in the Swiss courts.

▪
In January 2010, the Spanish competition law authority found that four suppliers of shower gel had entered into an agreement regarding product down-sizing, for which Colgate’s Spanish subsidiary was fined $3. The Company is appealing the fine in the Spanish courts.

▪
In December 2010, the Italian competition law authority found that 16 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector, for which the Company’s Italian subsidiary was fined $3.  The Company is appealing the fine in the Italian courts.

▪
While the investigations of the Company’s Romanian subsidiary by the Romanian competition authority have been closed since May 2009, a complainant has petitioned the court to reopen one of the investigations.

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪	The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four consumer goods companies, including the Company’s French subsidiary.
▪	The French competition authority alleges violations of competition law by three pet food producers, including the Company’s Hill’s France subsidiary, focusing on exclusivity arrangements.
▪	The Dutch competition authority alleges that six companies, including the Company’s Dutch subsidiary, engaged in concerted practices and exchanged sensitive information in the cosmetics sector.
▪
The German competition authority alleges in an investigation related to the one resolved in February 2008 that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market.

The Company has responded, or will have an opportunity to respond, to each of these formal claims of violations.  Investigations are ongoing in the EU, Belgium, France and Greece, but no formal claims of violations have been filed in these jurisdictions except in France as noted above.

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

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet.  The parties are in discussions via non-binding mediation to determine whether the action can be settled.  The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of the above-noted contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, ongoing results of operations or cash flows.

14.	Venezuela

Effective January 1, 2010, Venezuela was designated as hyperinflationary and therefore the functional currency for the Company’s Venezuelan subsidiary (CP Venezuela) became the U.S. dollar. As a result, the impact of Venezuelan currency fluctuations is reported in income. The change in the reporting currency from the Venezuelan bolivar fuerte to the U.S. dollar resulted in a one-time charge of $271 recorded within Other (income) expense, net in the first quarter of 2010. This charge primarily represents the premium paid to acquire U.S. dollar-denominated cash ($150) and bonds ($152) at the parallel market rate, offset by $31 for U.S. dollar-denominated payables. Previously these items had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods.  The devaluation resulted in a one-time pretax gain of $46 recorded in Other (income) expense and an aftertax gain of $59 in the first quarter of 2010 related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from Venezuela.  In December 2010, the Venezuelan government announced that effective January 1, 2011 the 2.60 exchange rate for essential goods would be abolished.  As a result, CP Venezuela incurred an aftertax loss of $36 in the fourth quarter of 2010 related to the remeasurement of certain local balance sheet items for which the 2.60 exchange rate will no longer be received.  This loss was offset by lower taxes on accrued but unpaid remittances.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

We remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit future dividends, which currently is 4.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had, and will continue to have, an adverse effect on our reported results.

For the year ended December 31, 2010, CP Venezuela represented 4% of the Company’s consolidated Net sales.  At December 31, 2010, CP Venezuela’s bolivar fuerte-denominated monetary net asset position was approximately $200, which does not include $96 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuertes received at maturity for any devaluation subsequent to issuance.  These bonds are considered Level 3 as there was no trading activity in the market at the end of 2010 and their value was determined using unobservable inputs reflecting the Company’s own assumptions. As a result of the elimination of the 2.6 preferential exchange rate effective January 1, 2011, these bonds have revalued and, based on recent market activity, the Company recorded an aftertax unrealized gain in Other comprehensive income of approximately $40 during the first quarter of 2011.

15.	Segment Information

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

The accounting policies of the operating segments are generally the same as those described in Note 2 to the Consolidated Financial Statements.  Intercompany sales have been eliminated.  Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets.  The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the business segments.  In 2010, Corporate Operating profit also includes the one-time $271 charge of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010, a fourth quarter $86 pretax charge for termination benefits and a fourth quarter $50 pretax gain on sale of non-core product lines. For further information regarding Venezuela, refer to Note 14.

Net sales	2010	2009	2008
Oral, Personal and Home Care
North America(1)	$3,005	$2,950	$2,852
Latin America	4,261	4,319	4,088
Europe/South Pacific	3,220	3,271	3,582
Greater Asia/Africa	2,998	2,655	2,660
Total Oral, Personal and Home Care	13,484	13,195	13,182
Pet Nutrition(2)	2,080	2,132	2,148
Total Net sales	$15,564	$15,327	$15,330
___________
(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,591, $2,577 and $2,490 in 2010, 2009 and 2008, respectively.
(2)	Net sales in the U.S. for Pet Nutrition were $1,025, $1,071 and $1,082 in 2010, 2009 and 2008, respectively.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Operating profit	2010	2009	2008
Oral, Personal and Home Care
North America	$884	$843	$689
Latin America	1,295	1,360	1,181
Europe/South Pacific	742	748	746
Greater Asia/Africa	767	631	527
Total Oral, Personal and Home Care	3,688	3,582	3,143
Pet Nutrition	559	555	542
Corporate	(758)	(522)	(584)
Total Operating profit	$3,489	$3,615	$3,101

Capital expenditures	2010	2009	2008
Oral, Personal and Home Care
North America	$57	$62	$42
Latin America	138	105	112
Europe/South Pacific	80	86	64
Greater Asia/Africa	111	91	157
Total Oral, Personal and Home Care	386	344	375
Pet Nutrition	81	156	224
Corporate	83	75	85
Total Capital expenditures	$550	$575	$684

Depreciation and amortization	2010	2009	2008
Oral, Personal and Home Care
North America	$57	$59	$55
Latin America	84	77	87
Europe/South Pacific	67	67	70
Greater Asia/Africa	69	63	61
Total Oral, Personal and Home Care	277	266	273
Pet Nutrition	45	36	32
Corporate	54	49	43
Total Depreciation and amortization	$376	$351	$348

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

Identifiable assets	2010	2009	2008
Oral, Personal and Home Care
North America	$2,231	$2,271	$1,997
Latin America	3,092	3,278	2,550
Europe/South Pacific	2,775	2,647	2,620
Greater Asia/Africa	1,943	1,760	1,704
Total Oral, Personal and Home Care	10,041	9,956	8,871
Pet Nutrition	1,081	1,127	1,025
Corporate(3)	50	51	83
Total Identifiable assets(4)	$11,172	$11,134	$9,979
____________
(3)
In 2010, Corporate identifiable assets primarily consist of derivative instruments (44%) and investments in equity securities (48%).  In 2009, Corporate identifiable assets primarily consist of derivative instruments (44%) and investments in equity securities (46%).  In 2008, Corporate identifiable assets primarily consist of derivative instruments (66%) and investments in equity securities (27%).

(4)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $7,116, $6,795 and $6,182 in 2010, 2009 and 2008, respectively.

16.	Supplemental Income Statement Information

Other (income) expense, net	2010	2009	2008
Amortization of intangible assets	$22	$22	$19
Venezuela hyperinflationary transition charge	271	—	—
Gain from remeasurement of Venezuelan balance sheet	(10)	—	—
Remeasurement of certain liabilities in Venezuela	—	27	—
Termination benefits	86	—	—
Gain on sales of non-core product lines	(50)	(5)	—
Investment losses (income)	—	—	25
Legal and environmental matters	(3)	27	23
Asset impairments	5	16	—
Equity (income)	(5)	(5)	(4)
2004 Restructuring Program	—	—	24
Other, net	(15)	29	16
Total Other (income) expense, net	$301	$111	$103

Interest expense, net	2010	2009	2008
Interest incurred	$69	$102	$115
Interest capitalized	(4)	(14)	(9)
Interest income	(6)	(11)	(10)
Total Interest expense, net	$59	$77	$96

	2010	2009	2008
Research and development	$256	$256	$240
Advertising	$1,656	$1,534	$1,650

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

17.	Supplemental Balance Sheet Information

Inventories	2010	2009
Raw materials and supplies	$295	$310
Work-in-process	50	50
Finished goods	877	849
Total Inventories	$1,222	$1,209

Inventories valued under LIFO amounted to $263 and $255 at December 31, 2010 and 2009, respectively. The excess of current cost over LIFO cost at the end of each year was $52 and $55, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2010, 2009 and 2008.

Property, plant and equipment, net	2010	2009
Land	$187	$156
Buildings	1,319	1,077
Manufacturing machinery and equipment	4,599	4,481
Other equipment	1,055	986
	7,160	6,700
Accumulated depreciation	(3,467)	(3,184)
Total Property, plant and equipment, net	$3,693	$3,516

Other accruals	2010	2009
Accrued advertising and coupon redemption	$551	$538
Accrued payroll and employee benefits	381	370
Accrued taxes other than income taxes	107	101
Pension and other retiree benefits	67	61
Accrued interest	21	24
Derivatives	12	9
Other	543	576
Total Other accruals	$1,682	$1,679

Other liabilities	2010	2009
Pension and other retiree benefits	$1,544	$1,226
Other	160	149
Total Other liabilities	$1,704	$1,375

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available for sale securities. At December 31, 2010 and 2009, Accumulated other comprehensive income consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $800 and $657, respectively, and cumulative foreign currency translation adjustments of $1,291 and $1,453, respectively. Foreign currency translation adjustments in 2010 and 2009 primarily reflect gains due to the strengthening of the Brazilian real and Swiss franc.

COLGATE-PALMOLIVE COMPANY

Notes to Consolidated Financial Statements (continued)

(Dollars in Millions Except Per Share Amounts)

18.	Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$15,564		$3,829		$3,814	$3,943	$3,978
Gross profit	9,204		2,268		2,242	2,344	2,350
Net income including noncontrolling interests	2,313	(1)	387	(2)	630	645	651	(3)
Net income attributable to Colgate-Palmolive Company	2,203	(1)	357	(2)	603	619	624	(3)
Earnings per common share:
Basic	4.45	(1)	0.71	(2)	1.21	1.26	1.28	(3)
Diluted	4.31	(1)	0.69	(2)	1.17	1.21	1.24	(3)

2009
Net sales	$15,327		$3,503		$3,745	$3,998	$4,081
Gross profit	9,008		2,013		2,201	2,367	2,427
Net income including noncontrolling interests	2,397		536		588	617	656
Net income attributable to Colgate-Palmolive Company	2,291		508		562	590	631
Earnings per common share:
Basic	4.53		1.00		1.11	1.17	1.25
Diluted	4.37		0.97		1.07	1.12	1.21
____________
Note:
Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

(1)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per share for the full year of 2010 include a $271 one-time charge related to the transition to hyperinflationary accounting in Venezuela, $61 of aftertax charges for termination benefits, a $30 aftertax gain on sales of non-core product lines and a $31 benefit related to the reorganization of an overseas subsidiary.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per share for the first quarter of 2010 include a $271 one-time charge related to the transition to hyperinflationary accounting in Venezuela.

(3)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per share for the fourth quarter of 2010 include $61 of aftertax charges for termination benefits, a $30 aftertax gain on sales of non-core product lines and a $31 benefit related to the reorganization of an overseas subsidiary.

COLGATE-PALMOLIVE COMPANY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts and estimated returns	$52	$1	$—	$—		$53
Valuation allowance for deferred tax assets	$2	$—	$—	$1	(1)	$1

Year Ended December 31, 2009
Allowance for doubtful accounts and estimated returns	$47	$9	$—	$4		$52
Valuation allowance for deferred tax assets	$5	$—	$—	$3	(1)	$2

Year Ended December 31, 2008
Allowance for doubtful accounts and estimated returns	$51	$6	$—	$10		$47
Valuation allowance for deferred tax assets	$11	$3	$—	$9	(1)	$5
____________
(1)	Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 48 consecutive years.

Market Price of Common Stock
	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$85.46	$79.07	$69.32	$55.05
June 30	85.81	76.93	71.76	57.29
September 30	84.59	73.84	76.55	71.02
December 31	81.18	73.75	86.32	75.82
Year-end Closing Price	$80.37		$82.15

Dividends Paid Per Common Share

Quarter Ended	2010	2009
March 31	$0.44	$0.40
June 30	0.53	0.44
September 30	0.53	0.44
December 31	0.53	0.44
Total	$2.03	$1.72

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ending December 31, 2010.  The peer company index is comprised of consumer products companies that have both domestic and international businesses.  These companies are: Avon Products, Inc., The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company and Unilever (N.V. and plc).

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

These performance graphs do not constitute soliciting material, are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates these performance graphs by reference therein.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2010		2009	2008		2007		2006		2005		2004		2003	2002	2001
Continuing Operations
Net sales	$15,564		$15,327	$15,330		$13,790		$12,238		$11,397		$10,584		$9,903	$9,294	$9,084
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,203	(1)	2,291	1,957	(2)	1,737	(3)	1,353	(4)	1,351	(5)	1,327	(6)	1,421	1,288	1,147
Per share, basic	4.45	(1)	4.53	3.81	(2)	3.35	(3)	2.57	(4)	2.54	(5)	2.45	(6)	2.60	2.33	2.02
Per share, diluted	4.31	(1)	4.37	3.66	(2)	3.20	(3)	2.46	(4)	2.43	(5)	2.33	(6)	2.46	2.19	1.89
Depreciation and amortization expense	376		351	348		334		329		329		328		316	297	336

Financial Position
Current ratio	1.0		1.1	1.3		1.1		1.0		1.0		1.0		1.0	1.0	1.0
Property, plant and equipment, net	3,693		3,516	3,119		3,015		2,696		2,544		2,648		2,542	2,491	2,514
Capital expenditures	550		575	684		583		476		389		348		302	344	340
Total assets	11,172		11,134	9,979		10,112		9,138		8,507		8,673		7,479	7,087	6,985
Long-term debt	2,815		2,821	3,585		3,222		2,720		2,918		3,089		2,685	3,211	2,812
Colgate-Palmolive Company shareholders’ equity	2,675		3,116	1,923		2,286		1,411		1,350		1,245		887	350	846

Share and Other
Book value per common share	5.89		6.52	4.09		4.75		3.03		2.87		2.84		2.11	1.08	1.91
Cash dividends declared and paid per common share	2.03		1.72	1.56		1.40		1.25		1.11		0.96		0.90	0.72	0.675
Closing price	80.37		82.15	68.54		77.96		65.24		54.85		51.16		50.05	52.43	57.75
Number of common shares outstanding (in millions)	494.9		494.2	501.4		509.0		512.7		516.2		526.6		533.7	536.0	550.7
Number of common shareholders of record	29,900		30,600	31,400		32,200		33,400		35,000		36,500		37,700	38,800	40,900
Number of employees	39,200		38,100	36,600		36,000		34,700		35,800		36,000		36,600	37,700	38,500

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

_______
(1)
Net income attributable to Colgate-Palmolive Company and earnings per share in 2010 include a $271 one-time charge related to the transition to hyperinflationary accounting in Venezuela, $61 of aftertax charges for termination benefits, a $30 aftertax gain on sales of non-core product lines and a $31 benefit related to the reorganization of an overseas subsidiary.

(2)	Net income attributable to Colgate-Palmolive Company and earnings per share in 2008 include $113 of aftertax charges associated with the 2004 Restructuring Program.
(3)
Net income attributable to Colgate-Palmolive Company and earnings per share in 2007 include a gain for the sale of the Company’s household bleach business in Latin America of $29 aftertax and an income tax benefit of $74 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $184 of aftertax charges associated with the 2004 Restructuring Program, $10 of pension settlement charges and $8 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

(4)
Net income attributable to Colgate-Palmolive Company and earnings per share in 2006 include a gain for the sale of the Company’s household bleach business in Canada of $38 aftertax. This gain was more than offset by $287 of aftertax charges associated with the 2004 Restructuring Program and $48 of aftertax charges related to the adoption of the update to the Stock Compensation Topic of the FASB Codification.

(5)
Net income attributable to Colgate-Palmolive Company and earnings per share in 2005 include a gain for the sale of heavy-duty laundry detergent brands in North America and Southeast Asia of $93 aftertax. This gain was more than offset by $145 of aftertax charges associated with the 2004 Restructuring Program, $41 of income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and $23 aftertax of non-cash pension and other retiree benefit charges.

(6)	Net income attributable to Colgate-Palmolive Company and earnings per share in 2004 include $48 of aftertax charges associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2010

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
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 1, 2010. (Registrant hereby incorporates by reference Exhibit 10-A  to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-644.)

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
Colgate-Palmolive Company Executive Severance Plan, as amended and restated as of July 8, 2010. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on July 9, 2010, File No. 1-644.)

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

10-M
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 1, 2010. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-644.)

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

10-P
Form of Restricted Stock Award Agreement used in connection with grants to employees under the 2009 Colgate-Palmolive Company Executive Incentive Compensation Plan.  (Registrant hereby incorporates by reference Exhibit 10-P to its Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-644.)

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

12		Computation of Ratio of Earnings to Fixed Charges.**

Exhibit No.	Description

21	Subsidiaries of the Registrant.**

23	Consent of Independent Registered Public Accounting Firm.**

24	Powers of Attorney.**

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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