Form 10-Q
period 2011-03-31
COLGATE PALMOLIVE CO
filed 2011-04-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
___________________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________ .

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	488,893,996	March 31, 2011

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$3,994	$3,829
Cost of sales	1,663	1,561
Gross profit	2,331	2,268
Selling, general and administrative expenses	1,404	1,355
Other (income) expense, net	12	235
Operating profit	915	678
Interest expense, net	16	16
Income before income taxes	899	662
Provision for income taxes	292	275
Net income including noncontrolling interests	607	387
Less: Net income attributable to noncontrolling interests	31	30
Net income attributable to Colgate-Palmolive Company	$576	$357
Earnings per common share, basic	$1.17	$0.71
Earnings per common share, diluted	$1.16	$0.69
Dividends declared per common share*	$1.11	$0.97
_________
*	Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$686	$490
Receivables (net of allowances of $53 in each period)	1,787	1,610
Inventories	1,331	1,222
Other current assets	470	408
Total current assets	4,274	3,730
Property, plant and equipment:
Cost	7,353	7,160
Less: Accumulated depreciation	(3,619)	(3,467)
	3,734	3,693
Goodwill, net	2,411	2,362
Other intangible assets, net	832	831
Deferred income taxes	101	84
Other assets	579	472
Total assets	$11,931	$11,172

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$41	$48
Current portion of long-term debt	597	561
Accounts payable	1,181	1,165
Accrued income taxes	402	272
Other accruals	2,061	1,682
Total current liabilities	4,282	3,728

Long-term debt	3,166	2,815
Deferred income taxes	159	108
Other liabilities	1,733	1,704

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,156	1,132
Retained earnings	14,360	14,329
Accumulated other comprehensive income (loss)	(1,941)	(2,115)
	14,308	14,079
Unearned compensation	(79)	(99)
Treasury stock, at cost	(11,810)	(11,305)
Total Colgate-Palmolive Company shareholders’ equity	2,419	2,675
Noncontrolling interests	172	142
Total shareholders’ equity	2,591	2,817
Total liabilities and shareholders’ equity	$11,931	$11,172

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income including noncontrolling interests	$607	$387
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	99	92
Venezuela hyperinflationary transition charge	—	271
Stock-based compensation expense	38	41
Deferred income taxes	8	34
Cash effects of changes in:
Receivables	(157)	(99)
Inventories	(85)	(56)
Accounts payable and other accruals	140	27
Other non-current assets and liabilities	30	36
Net cash provided by operations	680	733

Investing Activities
Capital expenditures	(78)	(81)
Purchases of marketable securities and investments	(49)	(7)
Proceeds from sales of marketable securities and investments	36	—
Other	20	1
Net cash used in investing activities	(71)	(87)

Financing Activities
Principal payments on debt	(1,243)	(1,154)
Proceeds from issuance of debt	1,635	1,116
Dividends paid	(261)	(222)
Purchases of treasury shares	(580)	(505)
Proceeds from exercise of stock options and excess tax benefits	32	88
Net cash used in financing activities	(417)	(677)

Effect of exchange rate changes on Cash and cash equivalents	4	(8)
Net increase (decrease) in Cash and cash equivalents	196	(39)
Cash and cash equivalents at beginning of period	490	600
Cash and cash equivalents at end of period	$686	$561
Supplemental Cash Flow Information
Income taxes paid	$144	$216

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

For a complete set of financial notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Inventories

Inventories by major class are as follows:

	March 31, 2011	December 31, 2010
Raw materials and supplies	$315	$295
Work-in-process	52	50
Finished goods	964	877
Total Inventories	$1,331	$1,222

4.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity since the beginning of 2011 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$733	$1,132	$(99)	$(11,305)	$14,329	$(2,115)	$142
Net income					576		31
Other comprehensive income, net of tax						174	1
Dividends					(545)		(2)
Stock-based compensation expense		38
Shares issued for stock options		11		49
Treasury stock acquired				(580)
Other		(25)	20	26
Balance, March 31, 2011	$733	$1,156	$(79)	$(11,810)	$14,360	$(1,941)	$172

Accumulated other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs. Refer to Note 5 for the components of Other comprehensive income (loss).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	March 31, 2011			March 31, 2010
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$576	$31	$607	$357	$30	$387

Other comprehensive income, net of tax:
Cumulative translation adjustment	120	1	121	(33)	—	(33)
Retirement Plan and other retiree benefit adjustments	14	—	14	11	—	11
Other	40	—	40	(13)	—	(13)
Total Other comprehensive income (loss), net of tax	$174	$1	$175	$(35)	$—	$(35)

Comprehensive income	$750	$32	$782	$322	$30	$352

6.	Earnings Per Share

	Three Months Ended
	March 31, 2011			March 31, 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$576			$357
Preferred dividends	—			(8)
Basic EPS	576	493.4	$1.17	349	493.7	$0.71
Stock options and restricted stock		3.2			4.8
Convertible preference stock	—	—		8	20.5
Diluted EPS	$576	496.6	$1.16	$357	519.0	$0.69

As of March 31, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 4,214,263 and 18,300, respectively.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Service cost	$7	$12	$5	$5	$3	$3
Interest cost	26	24	9	9	11	10
Annual ESOP allocation	—	—	—	—	(1)	(2)
Expected return on plan assets	(28)	(25)	(7)	(6)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	1	1	—	2	—
Amortization of actuarial loss	11	11	2	1	5	3
Net periodic benefit cost	$18	$23	$10	$9	$19	$13

8.	Contingencies

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters.

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

The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $400. The estimates included in this amount are based on the Company’s analysis of currently available information; and as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

Based on current knowledge, management does not believe that the ultimate resolution of loss contingencies arising from the matters discussed herein will have a material effect on the Company’s consolidated financial position or its ongoing results of operations or cash flows. However, in light of the inherent uncertainties noted above, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular quarter or year.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $160 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $127. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $75, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in a number of European countries and by the European Commission. The Company understands that many of these investigations also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Fines have been imposed on the Company in the following matters, although the Company is appealing these fines:

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

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪	The French competition authority alleges agreements on pricing and promotion of heavy duty detergents among four consumer goods companies, including the Company’s French subsidiary.

▪	The French competition authority alleges violations of competition law by three pet food producers, including the Company’s Hill’s France subsidiary, focusing on exclusivity arrangements.

▪	The Dutch competition authority alleges that six companies, including the Company’s Dutch subsidiary, engaged in concerted practices and exchanged sensitive information in the cosmetics sector.

▪	The German competition authority alleges that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market.

The Company has responded to each of these formal claims of violations. Investigations are ongoing in Belgium, France and Greece, but no formal claims of violations have been filed in these jurisdictions except in France as noted above.

Since December 31, 2010, the following matters have been resolved:

▪
In April 2011, the investigation by the European Commission was resolved with no formal claims of violations or decisions made against the Company. To the Company’s knowledge, there are no other investigations by the European Commission relating to potential competition law violations involving the Company or its subsidiaries.

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted, in some cases, to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company evaluates developments in these matters quarterly, and accrues liabilities as and when appropriate.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the business segments. In 2010, Corporate Operating profit also included the one-time $271 charge of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010. For further information regarding Venezuela, refer to Note 11.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended March 31,
	2011	2010
Net sales
Oral, Personal and Home Care
North America	$718	$753
Latin America	1,097	1,006
Europe/South Pacific	832	824
Greater Asia/Africa	813	730
Total Oral, Personal and Home Care	3,460	3,313
Pet Nutrition	534	516
Total Net sales	$3,994	$3,829

Operating profit
Oral, Personal and Home Care
North America	$192	$217
Latin America	326	340
Europe/South Pacific	185	191
Greater Asia/Africa	203	189
Total Oral, Personal and Home Care	906	937
Pet Nutrition	141	141
Corporate	(132)	(400)
Total Operating profit	$915	$678

10.	Financial Instruments and Fair Value Measurements

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

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). Foreign currency contracts consist of forward, option and swap contracts utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities created in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2011 and December 31, 2010:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/11	12/31/10		3/31/11	12/31/10
Interest rate swap contracts	Other assets	$19	$22	Other liabilities	$7	$7
Foreign currency contracts	Other current assets	9	10	Other accruals	15	10
Commodity contracts	Other current assets	3	4	Other accruals	—	—
Total designated		$31	$36		$22	$17

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$6	$2
Total not designated		$—	$—		$6	$2

Total derivative instruments		$31	$36		$28	$19

Other financial instruments
Marketable securities	Other current assets	$43	$74
Available-for-sale securities	Other assets	344	228
Total other financial instruments		$387	$302

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2011 and December 31, 2010. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2011 and December 31, 2010, was $3,978 and $3,613, respectively, and the related carrying value was $3,763 and $3,376, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

Fair value hedges

The Company has designated all interest rate swap contracts and certain foreign currency forward contracts as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings. The impact of foreign currency contracts is recognized in Selling, general and administrative expenses and the impact of interest rate swap contracts is recognized in Interest expense, net. Activity related to fair value hedges recorded during the three-month periods ended March 31, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$917	$788	$1,705	$972	$600	$1,572
Gain (loss) on derivative	6	(3)	3	4	4	8
Gain (loss) on hedged items	(6)	3	(3)	(4)	(4)	(8)

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Activity related to cash flow hedges recorded during the three-month periods ended March 31, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$359	$26	$385	$215	$19	$234
Gain (loss) recognized in OCI	(3)	2	(1)	1	(2)	(1)
Gain (loss) reclassified into Cost of sales	(4)	3	(1)	1	—	1

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

Net investment hedges

The Company has designated certain foreign currency forward and option contracts and certain foreign currency-denominated debt as net investment hedges, for which the gain or loss on the instrument is reported as a component of Currency translation adjustments within OCI, along with the offsetting gain or loss on the hedged items. Activity related to net investment hedges recorded during the three-month periods ended March 31, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$218	$312	$530	$138	$360	$498
Gain (loss) on instruments	(7)	(14)	(21)	(1)	18	17
Gain (loss) on hedged items	7	14	21	1	(18)	(17)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Activity related to these contracts during the three-month periods ended March 31, 2011 and 2010 was as follows:

	2011	2010
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$90	$99
Gain (loss) on instrument	(4)	6
Gain (loss) on hedged item	4	(6)

Other Financial Instruments

Marketable securities consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Available-for-sale securities consist of the fixed income investments discussed below.

The Company is invested in a portfolio of euro-denominated investment grade fixed income securities, including corporate bonds, with maturities generally ranging from one to three years. The portfolio is considered a Level 1 investment as all of the securities have quoted prices on an active exchange with daily liquidity. At March 31, 2011 and December 31, 2010, the portfolio’s fair value was $142 and $132, respectively, and was reported in Other assets in the Condensed Consolidated Balance Sheet.

Through its subsidiary in Venezuela, the Company is also invested in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. As of December 31, 2010, these bonds were considered Level 3 as there was no trading activity in the market at the end of 2010 and their value was determined using unobservable inputs reflecting the Company’s own assumptions. As of March 31, 2011, these bonds are actively traded and, therefore, are considered Level 2 as their value is determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. The following table presents a reconciliation of these investments at fair value for the three months ended March 31:

	2011	2010
Beginning balance as of January 1	$96	$46
Unrealized gain (loss) on investment	62	(18)
Purchases during the year	44	—
Ending balance as of March 31	$202	$28

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, these bonds have revalued and, based on recent market activity, the Company recorded an unrealized gain of $62 during the first quarter of 2011. For further information regarding Venezuela, refer to Note 11 below.

11.	Venezuela

Effective January 1, 2010, Venezuela was designated as hyperinflationary and therefore the functional currency for the Company’s Venezuelan subsidiary (CP Venezuela) became the U.S. dollar. As a result, the impact of Venezuelan currency fluctuations is reported in income. The change in the reporting currency from the Venezuelan bolivar fuerte to the U.S. dollar resulted in a one-time charge of $271 recorded within Other (income) expense, net in the first quarter of 2010. This charge primarily represented the premium paid to acquire U.S. dollar-denominated cash ($150) and bonds ($152) at the parallel market rate, offset by $31 for U.S. dollar-denominated payables. Previously these items had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

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

We remeasure the financial statements of CP Venezuela at the rate at which we expect to remit future dividends, which currently is 4.30. As a result of the devaluations of the Venezuelan bolivar fuerte, the local currency operations of CP Venezuela now translate into fewer U.S. dollars.

For the three months ended March 31, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales. At March 31, 2011, CP Venezuela’s bolivar fuerte-denominated monetary net asset position was approximately $225, which does not include $202 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuertes received at maturity for any devaluation subsequent to issuance. As described in Note 10, these bonds are considered a Level 2 investment.

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

On March 23, 2011, the Company announced that the Company, Colgate-Palmolive Europe Sàrl (Colgate Europe), Unilever N.V. and Unilever PLC (together with Unilever N.V., Unilever) entered into a Business and Share Sale and Purchase Agreement, dated as of March 22, 2011, that provides for, among other things, Colgate Europe to purchase the business of the Sanex personal care brand from Unilever and certain Unilever affiliates for an aggregate purchase price of €672 million, approximately $950 at the current exchange rate, subject to adjustment for cash and debt. In connection with the Sanex acquisition, Colgate agreed to sell its laundry detergent business in Colombia to two Unilever entities for approximately $215. The Company currently expects the Sanex acquisition to be completed by the end of the second quarter of 2011. The Sanex acquisition is subject to closing conditions, including regulatory approval by the European Commission. The detergent sale is subject to closing conditions, including regulatory approval in Colombia and the prior closing of the Sanex acquisition.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

With over 75% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange controls, price controls and periodic expropriation of property or other resources in non-consumer product industries.

In particular, as a result of the devaluations of the Venezuelan bolivar fuerte, described more fully in Note 11, the local currency operations of the Company’s Venezuelan subsidiary (CP Venezuela) now translate into fewer U.S. dollars. The Company has taken, and continues to take, actions to mitigate the impact of both devaluations on its operations. Additionally, the Venezuelan government continues to impose import authorization controls and currency exchange and payment controls. During 2010, a new currency market was established and the government closed the free-floating parallel market. Under existing regulations, CP Venezuela is not permitted to access the new currency market, but continues to have limited access to U.S. dollars at the official rate, and currently only for imported goods. As a result, CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from the government at the official rate, intercompany borrowings and existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional import authorization controls and currency exchange controls. For the three months ended March 31, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales. At March 31, 2011, CP Venezuela’s monetary local currency net asset position was approximately $225.

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

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s recently updated strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency in everything; and leading to win. This focus, together with the strength of the Company’s global brand names and its broad international presence in both mature and emerging markets, should position the Company well to increase shareholder value over the long-term.

Results of Operations

Worldwide Net sales were $3,994 in the first quarter of 2011, up 4.5% from the first quarter of 2010, driven by volume growth of 2.0% and a positive foreign exchange impact of 3.0%, partially offset by net selling price decreases of 0.5%. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 1.5% in the first quarter of 2011.

Net sales in the Oral, Personal and Home Care segment were $3,460 in the first quarter of 2011, up 4.5% from the first quarter of 2010, driven by volume growth of 2.0% and a positive foreign exchange impact of 3.0%, partially offset by net selling price decreases of 0.5%. Organic sales in the Oral, Personal and Home Care segment grew 1.5% in the first quarter of 2011.

North America

	2011	2010	Change
Net sales	$718	$753	(4.5)%
Operating profit	$192	$217	(12)%
% of Net sales	26.7%	28.8%	(210	)bps

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Net sales in North America decreased 4.5% in the first quarter of 2011 to $718, as 1.0% volume declines and net selling price decreases of 4.0% were partially offset by a positive foreign exchange impact of 0.5%. Organic sales in North America decreased 5.0% in the first quarter of 2011. Products contributing to strength in oral care included Colgate Sensitive Multi Protection, Colgate Max Clean SmartFoam toothpastes and the relaunch of Colgate Total toothpastes, Colgate 360° Surround, Colgate 360° ActiFlex, Colgate Max White and Colgate Extra Clean manual toothbrushes. Successful new products in other categories contributing to growth included Softsoap Body Butter Mega Moisture and Irish Spring Intensify body washes and Palmolive Antibacterial dish liquid.

Operating profit in North America decreased 12% in the first quarter of 2011 to $192 or 26.7% of Net sales. This decrease was driven by a decrease in Gross profit which was partially offset by a decrease in Selling, general and administrative expenses. The decrease in Gross profit was due to higher raw and packaging material costs, reflecting global commodity cost increases, and increased promotional investments reflected in the net selling price decreases noted above. The decrease in Selling, general and administrative expenses was due to an increase in logistics and overhead expenses, which was more than offset by a reduction in advertising expenses in line with the planned timing of new product launches.

Latin America

	2011	2010	Change
Net sales	$1,097	$1,006	9.0%
Operating profit	$326	$340	(4)%
% of Net sales	29.7%	33.8%	(410	)bps

Net sales in Latin America increased 9.0% in the first quarter of 2011 to $1,097, driven by volume growth of 0.5%, net selling price increases of 4.5% and a positive foreign exchange impact of 4.0%. Organic sales in Latin America grew 5.0% in the first quarter of 2011. Volume gains in Venezuela, Argentina and Central America were partially offset by volume declines in Brazil, Colombia and the Dominican Republic. Products contributing to the growth in oral care included Colgate Sensitive Pro-Relief and Colgate Total toothpastes, 360° Antibacterial, Colgate Triple Action and Colgate Zig Zag manual toothbrushes, and Colgate Plax Whitening Tartar Control and Colgate Plax Magic mouthwashes. Products contributing to growth in other categories included Palmolive Relaxing Softness Cream and Lavender and Protex Advanced Clean bar soaps, Lady Speed Stick Perfect Tone and Speed Stick Stainguard deodorants.

Operating profit in Latin America decreased 4% in the first quarter of 2011 to $326 or 29.7% of Net sales. This decrease was due to an increase in Gross profit which was more than offset by an increase in Selling, general and administrative expenses and a decrease in Other (income) expense, net. The increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiative which more than offset higher raw and packaging material costs reflecting global commodity cost increases. The increase in Selling, general and administrative expenses was due to an increase in logistics and overhead expenses and higher advertising investment. The decrease in Other (income) expense, net was a result of the first quarter 2010 pretax gain of $46 million related to the remeasurement of the Venezuelan balance sheet due to the currency devaluation in Venezuela on January 8, 2010.

Europe/South Pacific

	2011	2010	Change
Net sales	$832	$824	1.0%
Operating profit	$185	$191	(3)%
% of Net sales	22.2%	23.2%	(100	)bps

Net sales in Europe/South Pacific increased 1.0% in the first quarter of 2011 to $832, as volume growth of 1.0% and a 2.5% positive impact of foreign exchange were partially offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific decreased 1.5% in the first quarter of 2011. Volume gains in the GABA business, Poland, Greece, Ireland and Australia were partially offset by volume declines in the United Kingdom and Netherlands. Successful products in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, elmex Sensitive Professional and Colgate Max White One toothpastes, Colgate 360° Surround and Colgate 360° ActiFlex manual toothbrushes and Colgate 360° ActiFlex Sonic Power battery powered toothbrush. Successful products in other categories included a new line of Palmolive liquid hand soaps containing Mediterranean inspired fragrances and ingredients, the relaunch of Palmolive Aromatherapy and Thermal Spa Shower gels, Palmolive Nutra-Fruit shower gels and Ajax Glass cleaner.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in Europe/South Pacific decreased 3% in the first quarter of 2011 to $185 or 22.2% of Net sales, reflecting a decrease in Gross profit partially offset by a decrease in Selling, general and administrative expenses. The decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiative. Selling, general and administrative expenses decreased as higher advertising investment was more than offset by lower logistics and overhead expenses.

Greater Asia/Africa

	2011	2010	Change
Net sales	$813	$730	11.5%
Operating profit	$203	$189	7%
% of Net sales	25.0%	25.9%	(90	)bps

Net sales in Greater Asia/Africa increased 11.5% in the first quarter of 2011 to $813 as volume growth of 8.5% and a 4.0% positive impact of foreign exchange were partially offset by net selling price decreases of 1.0%. Organic sales in Greater Asia/Africa grew 7.5% in the first quarter of 2011. Volume gains were led by the Greater China region, India, South Africa and Turkey. Successful new products driving the oral care growth included Colgate Sensitive Pro-Relief and Colgate Sensitive Pro-Relief Whitening and the relaunch of Colgate Total toothpastes, Colgate 360° Surround and Colgate Twister Gum Care manual toothbrushes and Colgate Plax Ice and Colgate Plax Tea mouthwashes. New products contributing to growth in other categories included Palmolive Naturals Calming with Cherry Blossom and Moisturizing Milk shower gel, Protex Pro Expert bar soap and Lady Speed Stick and Mennen Speed Stick Waterproof deodorants.

Operating profit in Greater Asia/Africa increased 7% in the first quarter of 2011 to $203 driven by strong sales growth, however, decreased as a percentage of Net sales to 25.0%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit partially offset by a decrease in Selling, general and administrative expenses. The decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases. Selling, general and administrative expenses decreased as higher advertising investment was more than offset by lower logistics and overhead expenses.

Pet Nutrition

	2011	2010	Change
Net sales	$534	$516	3.5%
Operating profit	$141	$141	0%
% of Net sales	26.4%	27.3%	(90	)bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the first quarter of 2011 to $534 as volume growth of 3.0% and a 2.0% positive impact of foreign exchange were partially offset by net selling price decreases of 1.5%. Organic sales in Hill’s Pet Nutrition increased by 1.5% in the first quarter of 2011. Volume gains in the U.S., France, Japan, South Africa, Italy and Canada were partially offset by volume declines in Australia and South Korea. Successful products within the U.S. included Science Diet Healthy Mobility Canine, Science Diet Small and Toy Breed Canine and Science Diet Healthy Advantage. Successful new products contributing to international sales included Science Diet Small and Toy Breed Canine, Science Diet Senior Advanced (15 years plus) Canine and Feline, Prescription Diet c/d Multicare Feline and Science Plan VetEssentials Canine and Feline.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in Hill’s Pet Nutrition was flat in the first quarter of 2011, however, decreased as a percentage of Net sales to 26.4%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit partially offset by a decrease in Selling, general and administrative expenses. The decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases and lower pricing, which more than offset cost savings from the Company’s funding-the-growth initiative. Selling, general and administrative expenses decreased as increased logistics and overhead expenses were more than offset by a decrease in advertising expenses in line with the planned timing of new product launches and a shift to lower cost digital media.

Corporate

	2011	2010	Change
Operating profit	$(132)	$(400)	(67)%

Operating profit (loss) related to Corporate was ($132) in the first quarter of 2011 as compared to ($400) in the first quarter of 2010. In the first quarter of 2010, Operating profit (loss) includes a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.

For a table summarizing segment Net sales and Operating profit, please refer to Note 9, “Segment Information” to the Condensed Consolidated Financial Statements.

Worldwide Gross profit margin decreased to 58.4% in the first quarter of 2011 from 59.2% in the first quarter of 2010. The decrease in 2011 was primarily due to higher raw and packaging material costs (190 bps) driven by global commodity cost increases and lower pricing (20 bps) reflecting higher promotional activity, partially offset by cost savings from the Company’s funding-the-growth initiatives (110 bps).

Selling, general and administrative expenses as a percentage of Net sales decreased to 35.2% in the first quarter of 2011 from 35.4% in the first quarter of 2010. The decrease was driven primarily by lower advertising in the first quarter of 2011. Advertising spending decreased 1.2% to $418 as compared with $423 in the first quarter of 2010.

Other (income) expense, net amounted to $12 in the first quarter of 2011 as compared with $235 in the first quarter of 2010. Other (income) expense, net for the first quarter of 2010 included a one-time $271 charge in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time pretax gain of $46 recorded in Latin America related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

Operating profit increased 35% to $915 in the first quarter of 2011 from $678 in 2010. The increase was primarily due to the one-time $271 charge in the first quarter of 2010 related to the transition to hyperinflationary accounting in Venezuela, as described above. Excluding this one-time charge, Operating profit decreased 4% from $949 in the first quarter of 2010.

Interest expense, net was flat at $16 in the first quarter of 2011.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.5%. The actual effective tax rate for the first quarter of 2010 was 41.5%, as the rate was impacted as a result of the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, as well as the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation.

Net income attributable to Colgate-Palmolive Company for the first quarter of 2011 increased to $576 from $357 in the comparable 2010 period, and earnings per common share on a diluted basis increased to $1.16 per share from $0.69 per share in the comparable 2010 period. Net income attributable to Colgate-Palmolive Company for the first quarter of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per share). Excluding this one-time charge, Net income attributable to Colgate-Palmolive Company decreased 8% from $628 in the first quarter of 2010 and earnings per common share on a diluted basis decreased 4% from $1.21 in the first quarter of 2010.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Liquidity and Capital Resources

Net cash provided by operations decreased 7% to $680 in the first quarter of 2011, compared with $733 in the comparable period of 2010. The decrease in the first quarter of 2011 was primarily due to decreased operating profit, excluding the one-time $271 charge of transitioning to hyperinflationary accounting in Venezuela as of January 1, 2010. The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to (0.6%) of Net sales in the first quarter of 2011 as compared with (0.8%) in the first quarter of 2010. The increase in working capital as a percentage of Net sales in the first quarter of 2011 versus the comparable period of 2010 was due primarily to higher prepaid expenses and lower accrued income taxes.

Investing activities used $71 in the first quarter of 2011, compared with $87 in the comparable period of 2010. Capital spending decreased in the first quarter of 2011 to $78 from $81 in the comparable period of 2010 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2011 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $417 of cash during the first quarter of 2011 compared with $677 in the comparable period of 2010. This decrease was primarily due to higher net proceeds from issuance of debt, partially offset by higher repurchases of common stock.

Commercial paper outstanding was $547 and $0 as of March 31, 2011 and 2010, respectively. The average daily balances outstanding for commercial paper in the first quarters of 2011 and 2010 were $1,340 and $772, respectively. The maximum daily balance outstanding for commercial paper in the first three months of 2011 and 2010 was $1,757 and $1,070, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2011, the Company increased the annualized common stock dividend by 12% to $2.27 per share effective in the second quarter of 2011. On February 4, 2010, the Company’s Board of Directors (the Board) authorized a new share repurchase program (the 2010 Program) that authorizes the repurchase of up to 40 million shares of the Company’s common stock.

The purchase price of the Sanex acquisition is expected to be funded with available cash primarily in Europe and short-term borrowings under Colgate’s existing commercial paper program.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Non-GAAP Financial Measures

This quarterly report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth is provided below.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2011 and 2010.

Three months ended March 31, 2011	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	(5.0%)	0.5%	0.0%	(4.5%)
Latin America	5.0%	4.0%	0.0%	9.0%
Europe/South Pacific	(1.5%)	2.5%	0.0%	1.0%
Greater Asia/Africa	7.5%	4.0%	0.0%	11.5%
Total Oral, Personal and Home Care	1.5%	3.0%	0.0%	4.5%
Pet Nutrition	1.5%	2.0%	0.0%	3.5%
Total Company	1.5%	3.0%	0.0%	4.5%

Three months ended March 31, 2010	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	1.5%	1.5%	0.0%	3.0%
Latin America	14.5%	(4.0%)	0.0%	10.5%
Europe/South Pacific	4.0%	10.5%	0.0%	14.5%
Greater Asia/Africa	8.0%	6.5%	0.0%	14.5%
Total Oral, Personal and Home Care	7.5%	3.0%	0.0%	10.5%
Pet Nutrition	(2.5%)	4.5%	0.0%	2.0%
Total Company	6.0%	3.5%	0.0%	9.5%

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or unit volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, in particular, in Venezuela, cost-reduction plans, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers and our ability to continue lowering costs. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

COLGATE-PALMOLIVE COMPANY

(Unaudited)

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Note 13 to the Consolidated Financial Statements included therein and Note 8 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program authorized by the Board on February 4, 2010 (the 2010 Program) authorizes the repurchase of up to 40 million shares of the Company’s common stock. The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2011	1,243,718	$78.56	1,200,000	15,334,520
February 1 through 28, 2011	3,140,500	$77.77	2,800,000	12,534,520
March 1 through 31, 2011	2,901,304	$78.43	2,825,000	9,709,520
Total	7,285,522	$78.17	6,825,000
_______
(1)	Includes share repurchases under the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 460,522 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

COLGATE-PALMOLIVE COMPANY

(Unaudited)
Item 6.	Exhibits

Exhibit No.	Description
10-A	Amendment, dated January 13, 2011, to the Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors.

10-B	Amendment, dated January 13, 2011, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.

10-C	Business and Share Sale and Purchase Agreement, dated as of March 22, 2011, among Colgate-Palmolive Company, Colgate-Palmolive Europe Sàrl, Unilever N.V. and Unilever PLC.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 28, 2011	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 28, 2011	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 28, 2011	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller