Form 10-Q
period 2011-06-30
COLGATE PALMOLIVE CO
filed 2011-07-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	486,495,953	June 30, 2011

PART I.	FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales	$4,185	$3,814	$8,179	$7,643
Cost of sales	1,781	1,572	3,444	3,133
Gross profit	2,404	2,242	4,735	4,510
Selling, general and administrative expenses	1,421	1,292	2,825	2,647
Other (income) expense, net	15	2	27	237
Operating profit	968	948	1,883	1,626
Interest expense, net	11	14	27	30
Income before income taxes	957	934	1,856	1,596
Provision for income taxes	311	304	603	579
Net income including noncontrolling interests	646	630	1,253	1,017
Less: Net income attributable to noncontrolling interests	24	27	55	57
Net income attributable to Colgate-Palmolive Company	$622	$603	$1,198	$960

Earnings per common share, basic	$1.27	$1.21	$2.44	$1.92

Earnings per common share, diluted	$1.26	$1.17	$2.42	$1.86

Dividends declared per common share*	$-	$-	$1.11	$0.97
_________
*	Two dividends were declared in the first quarters of 2011 and 2010.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$739	$490
Receivables (net of allowances of $55 and $53, respectively)	1,819	1,610
Inventories	1,417	1,222
Other current assets	495	408
Total current assets	4,470	3,730
Property, plant and equipment:
Cost	7,575	7,160
Less: Accumulated depreciation	(3,744)	(3,467)
	3,831	3,693
Goodwill, net	2,920	2,362
Other intangible assets, net	1,457	831
Deferred income taxes	90	84
Other assets	476	472
Total assets	$13,244	$11,172

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$38	$48
Current portion of long-term debt	953	561
Accounts payable	1,236	1,165
Accrued income taxes	373	272
Other accruals	1,649	1,682
Total current liabilities	4,249	3,728

Long-term debt	4,020	2,815
Deferred income taxes	180	108
Other liabilities	1,651	1,704

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,218	1,132
Retained earnings	14,983	14,329
Accumulated other comprehensive income (loss)	(1,748)	(2,115)
	15,186	14,079
Unearned compensation	(80)	(99)
Treasury stock, at cost	(12,137)	(11,305)
Total Colgate-Palmolive Company shareholders’ equity	2,969	2,675
Noncontrolling interests	175	142
Total shareholders’ equity	3,144	2,817
Total liabilities and shareholders’ equity	$13,244	$11,172

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income including noncontrolling interests	$1,253	$1,017
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	202	185
Venezuela hyperinflationary transition charge	—	271
Stock-based compensation expense	56	60
Deferred income taxes	46	55
Cash effects of changes in:
Receivables	(153)	(35)
Inventories	(148)	(85)
Accounts payable and other accruals	(50)	(206)
Other non-current assets and liabilities	(52)	40
Net cash provided by operations	1,154	1,302

Investing Activities
Capital expenditures	(225)	(204)
Purchases of marketable securities and investments	(80)	(13)
Proceeds from sale of marketable securities and investments	171	—
Payment for acquisitions, net of cash acquired	(960)	—
Other	(17)	2
Net cash used in investing activities	(1,111)	(215)

Financing Activities
Principal payments on debt	(1,869)	(2,514)
Proceeds from issuance of debt	3,433	2,757
Dividends paid	(568)	(520)
Purchases of treasury shares	(1,017)	(978)
Proceeds from exercise of stock options and excess tax benefits	220	141
Net cash provided by (used in) financing activities	199	(1,114)

Effect of exchange rate changes on Cash and cash equivalents	7	(18)
Net increase (decrease) in Cash and cash equivalents	249	(45)
Cash and cash equivalents at beginning of period	490	600
Cash and cash equivalents at end of period	$739	$555

Supplemental Cash Flow Information
Income taxes paid	$513	$621

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

3.	Acquisitions

On June 20, 2011, the Company, Colgate-Palmolive Europe Sàrl, Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) finalized the Company’s acquisition from Unilever of the Sanex personal care business in accordance with a Business and Share Sale and Purchase Agreement (the “Purchase Agreement”) for an aggregate purchase price of  €672 ($960), subject to certain post-closing purchase price adjustments. The acquisition was financed with available cash, proceeds from the sale of the Company’s Euro-denominated investment portfolio and the issuance of commercial paper.

Sanex is a personal care brand with a distinct positioning around healthy skin with strong market share positions and 2010 net sales of  €187 (approximately $265), primarily in Western Europe.  This strategic acquisition is expected to strengthen Colgate’s personal care business in Europe, primarily in the liquid body cleansing and deodorants businesses.

Total purchase price consideration of $960 has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at June 20, 2011, as follows:

Recognized amounts of assets acquired and liabilities assumed:
Inventories	$21
Property, plant and equipment, net	7
Other intangible assets, net	605
Goodwill, net	411
Accrued income taxes	(80)
Long-term other liabilities	(4)
Fair value of net assets acquired	$960

Other intangible assets acquired include trademarks of $425 with an indefinite useful life and customer relationships of $180 with useful lives ranging from 12 to 14 years.

Goodwill of $411 was allocated between Europe/South Pacific segment (95%) and Greater Asia/Africa segment (5%). The Company expects that substantially all of the goodwill will be deductible for tax purposes.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. The Company expects to finalize the purchase price allocation by the end of 2011. For the six months ended June 30, 2011, Other (income) expense, net includes $10 in transaction costs related to the acquisition, of which $7 relates to the second quarter.

Pursuant to the Purchase Agreement, Colgate and Unilever also entered into a Transition Services Agreement, pursuant to which Unilever agreed to provide certain transitional services in various countries for up to six months following the closing and a Supply Agreement, pursuant to which Unilever will supply certain Sanex products to Colgate Europe for up to two years following the closing.

In connection with the Sanex acquisition, Colgate agreed to sell its laundry detergent brands in Colombia to Unilever for approximately $215. The detergent sale is expected to close on or about July 29, 2011 and as a result of the sale, the Company expects to recognize a pretax gain of approximately $203 and aftertax gain of approximately $130 in the third quarter.

4.	Inventories

Inventories by major class are as follows:

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$333	$295
Work-in-process	70	50
Finished goods	1,014	877
Total Inventories	$1,417	$1,222

5.	Shareholders’ Equity

Major changes in the components of Shareholders’ Equity for the first half of 2011 are as follows:

							Noncontrolling
	Colgate-Palmolive Company Shareholders’ Equity						Interests
						Accumulated
	Common	Additional Paid-in	Unearned	Treasury	Retained	Other Comprehensive
	Stock	Capital	Compensation	Stock	Earnings	Income (Loss)
Balance, December 31, 2010	$733	$1,132	$(99)	$(11,305)	$14,329	$(2,115)	$142
Net income					1,198		55
Other comprehensive income, net of tax						367	2
Dividends					(544)		(24)
Stock-based compensation expense		56
Shares issued for stock options		51		157
Treasury stock acquired				(1,017)
Other		(21)	19	28
Balance, June 30, 2011	$733	$1,218	$(80)	$(12,137)	$14,983	$(1,748)	$175

Accumulated Other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs. Refer to Note 6 for the components of Other comprehensive income (loss).

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	June 30, 2011			June 30, 2010
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$622	$24	$646	$603	$27	$630

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	175	1	176	(148)	(1)	(149)
Retirement Plan and other retiree benefit adjustments	14	—	14	11	—	11
Gains (losses) on cash flow hedges	(4)	—	(4)	(2)	—	(2)
Other	8	—	8	(5)	—	(5)
Total Other comprehensive income (loss), net of tax	$193	$1	$194	$(144)	$(1)	$(145)

Comprehensive income	$815	$25	$840	$459	$26	$485

	Six Months Ended
	June 30, 2011			June 30, 2010
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$1,198	$55	$1,253	$960	$57	$1,017

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	295	2	297	(181)	(1)	(182)
Retirement Plan and other retiree benefit adjustments	28	—	28	22	—	22
Gains (losses) on cash flow hedges	(4)	—	(4)	(4)	—	(4)
Other	48	—	48	(16)	—	(16)
Total Other comprehensive income (loss), net of tax	$367	$2	$369	$(179)	$(1)	$(180)

Comprehensive income	$1,565	$57	$1,622	$781	$56	$837

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Earnings Per Share

	Three Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$622			$603
Preferred dividends	—			(8)
Basic EPS	622	489.5	$1.27	595	490.1	$1.21
Stock options and restricted stock		3.8			4.6
Convertible preference stock	—	—		8	20.0
Diluted EPS	$622	493.3	$1.26	$603	514.7	$1.17

For the three months ended June 30, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 18,734 and 18,300, respectively.

	Six Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,198			$960
Preferred dividends	—			(16)
Basic EPS	1,198	491.5	$2.44	944	491.9	$1.92
Stock options and restricted stock		3.4			4.6
Convertible preference stock	—	—		16	20.2
Diluted EPS	$1,198	494.9	$2.42	$960	516.7	$1.86

For the six months ended June 30, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 34,719 and 18,300, respectively.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for three and six months ended June 30, 2011 and 2010 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$6	$13	$5	$4	$3	$4
Interest cost	25	24	10	8	10	11
Annual ESOP allocation	—	—	—	—	—	(2)
Expected return on plan assets	(28)	(26)	(7)	(6)	—	—
Amortization of transition and prior service costs (credits)	3	1	1	—	1	—
Amortization of actuarial loss	12	11	3	4	4	4
Net periodic benefit cost	$18	$23	$12	$10	$18	$17

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Service cost	$13	$25	$10	$9	$6	$7
Interest cost	51	48	19	17	21	21
Annual ESOP allocation	—	—	—	—	(1)	(4)
Expected return on plan assets	(56)	(51)	(14)	(12)	(1)	(1)
Amortization of transition and prior service costs (credits)	5	2	2	—	3	—
Amortization of actuarial loss	23	22	5	5	9	7
Net periodic benefit cost	$36	$46	$22	$19	$37	$30

9.	Contingencies

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates.  For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $425 (based on current exchange rates).  The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change.  Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question.  Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary (approximately $167 at the current exchange rate) based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $134. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $79, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision to the next administrative level. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal either at the administrative level or, if necessary, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

▪	In May 2011, the Dutch competition authority closed its investigation and no decision was made against the Company or its Dutch subsidiary.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. Such fines, depending on the gravity and duration of the infringement as well as the value of the sales involved, have amounted, in some cases, to hundreds of millions of dollars. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include stock-based compensation related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.  In 2010, Corporate Operating profit also includes the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.  For further information regarding Venezuela, refer to Note 12.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Oral, Personal and Home Care
North America	$744	$768	$1,462	$1,521
Latin America	1,231	1,055	2,328	2,061
Europe/South Pacific	857	770	1,689	1,594
Greater Asia/Africa	816	730	1,629	1,460
Total Oral, Personal and Home Care	3,648	3,323	7,108	6,636
Pet Nutrition	537	491	1,071	1,007
Total Net sales	$4,185	$3,814	$8,179	$7,643

Operating profit
Oral, Personal and Home Care
North America	$194	$227	$386	$444
Latin America	360	303	686	643
Europe/South Pacific	170	184	355	375
Greater Asia/Africa	199	189	402	378
Total Oral, Personal and Home Care	923	903	1,829	1,840
Pet Nutrition	140	134	281	275
Corporate	(95)	(89)	(227)	(489)
Total Operating profit	$968	$948	$1,883	$1,626

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

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, supplier agreements management, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose.  It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged.  Hedge ineffectiveness, if any, is not material for any period presented.

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

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2011 and December 31, 2010:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/11	12/31/10		6/30/11	12/31/10
Interest rate swap contracts	Other assets	$26	$22	Other liabilities	$2	$7
Foreign currency contracts	Other current assets	9	10	Other accruals	11	10
Commodity contracts	Other current assets	—	4	Other accruals	1	—
Total designated		$35	$36		$14	$17

Derivatives not designated
Foreign currency contracts	Other current assets	—	—	Other accruals	$1	$2
Total not designated		—	—		$1	$2

Total derivative instruments		$35	$36		$15	$19

Other financial instruments
Marketable securities	Other current assets	$53	$74
Available-for-sale securities	Other assets	229	228
Total other financial instruments		$282	$302

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2011 and December 31, 2010.  The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2011 and December 31, 2010, was $5,224 and $3,613, respectively, and the related carrying value was $4,973 and $3,376, respectively.  The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

Fair value hedges

The Company has designated all interest rate swap contracts and certain foreign currency forward and option contracts as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings.  The impact of foreign currency contracts is recognized in Selling, general and administrative expenses and the impact of interest rate swap contracts is recognized in Interest expense, net.

During the second quarter of 2011, the Company issued $250 of six-year notes at a fixed rate of 2.625% and $250 of three-year notes at a fixed rate of 1.250% under the Company’s shelf registration statement. The Company simulteneously entered into interest rate swaps to effectively convert the fixed rate of the notes to a variable rate.

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the three-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$538	$1,288	$1,826	$1,090	$600	$1,690
Gain (loss) on derivative	—	11	11	(8)	5	(3)
Gain (loss) on hedged items	—	(11)	(11)	8	(5)	3

Activity related to fair value hedges recorded during the six-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$538	$1,288	$1,826	$1,090	$600	$1,690
Gain (loss) on derivative	6	8	14	(4)	9	5
Gain (loss) on hedged items	(6)	(8)	(14)	4	(9)	(5)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$350	$30	$380	$219	$17	$236
Gain (loss) recognized in OCI	(4)	(2)	(6)	—	(1)	(1)
Gain (loss) reclassified into Cost of sales	(4)	2	(2)	2	(1)	1

Activity related to cash flow hedges recorded during the six-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$350	$30	$380	$219	$17	$236
Gain (loss) recognized in OCI	(7)	—	(7)	1	(3)	(2)
Gain (loss) reclassified into Cost of sales	(8)	5	(3)	3	(1)	2

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

Activity related to net investment hedges recorded during the three-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$88	$333	$421	$123	$337	$460
Gain (loss) on instruments	(3)	(19)	(22)	5	16	21
Gain (loss) on hedged items	3	19	22	(5)	(16)	(21)

Activity related to net investment hedges recorded during the six-month periods ended June 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$88	$333	$421	$123	$337	$460
Gain (loss) on instruments	(10)	(33)	(43)	4	34	38
Gain (loss) on hedged items	10	33	43	(4)	(34)	(38)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap which serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.  The cross-currency swap outstanding at December 31, 2010 was settled during the quarter, resulting in a realized loss of $6 which was offset by a corresponding gain on an underlying deposit.  A new cross-currency swap with similar terms and an underlying foreign currency deposit was entered into during June 2011.

Activity related to these contracts during the three-month periods ended June 30, 2011 and 2010 was as follows:

	2011	2010
	Cross-currency Swap	Cross-currency Swap
Notional Value at June 30,	$96	$90
Gain (loss) on instrument	—	—
Gain (loss) on hedged item	—	—

COLGATE-PALMOLIVE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to these contracts during the six-month periods ended June 30, 2011 and 2010 was as follows:

	2011	2010
	Cross-currency Swap	Cross-currency Swap
Notional Value at June 30,	$96	$90
Gain (loss) on instrument	(4)	6
Gain (loss) on hedged item	4	(6)

Other Financial Instruments

Marketable securities consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).

Available-for-sale securities consist of the fixed income investments discussed below.

In 2010, the Company invested in a portfolio of euro-denominated investment grade fixed income securities, including corporate bonds, with maturities generally ranging from one to three years. During the second quarter of 2011, the Company liquidated the investment portfolio as part of the cash management strategy to fund the acquisition of the Sanex business.  The portfolio was considered a Level 1 investment as all of the securities had quoted prices on an active exchange with daily liquidity. At December 31, 2010, the portfolio’s fair value was $132 and was reported in Other assets in the Condensed Consolidated Balance Sheet.

Through its subsidiary in Venezuela, the Company is also invested in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. As of December 31, 2010, these bonds were considered Level 3 as there was no trading activity in the market at the end of 2010 and their value was determined using unobservable inputs reflecting the Company’s own assumptions. As of June 30, 2011, these bonds are actively traded and, therefore, are considered Level 2 as their value is determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

The following table presents a reconciliation of the Venezuelan investments at fair value for the six months ended June 30:

	2011	2010
Beginning balance as of January 1	$96	$46
Unrealized gain (loss) on investment	62	(16)
Purchases and sales during the period	71	—
Ending balance as of June 30	$229	$30

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, these bonds have revalued and, based on recent market activity, the Company recorded an unrealized gain of $62 in the first quarter of 2011. For further information regarding Venezuela, refer to Note 12 below.

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

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 4.30. As a result of the devaluations of the Venezuelan bolivar fuerte, the local currency operations of CP Venezuela now translate into fewer U.S. dollars.

For the six months ended June 30, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales.  At June 30, 2011, CP Venezuela’s bolivar fuerte-denominated monetary net asset position was approximately $207, which does not include $229 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuertes received at maturity for any devaluation subsequent to issuance.  As described in Note 11, these bonds are considered a Level 2 investment.

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

The investments needed to support this growth are developed through continuous, Company-wide initiatives to lower costs and  increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its businesses, which are referred to as the Company’s funding-the-growth initiatives. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

On June 20, 2011, the Company, Colgate-Palmolive Europe Sàrl, Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) finalized the Company’s acquisition from Unilever of the Sanex personal care business in accordance with a Business and Share Sale and Purchase Agreement for an aggregate purchase price of €672 ($960), subject to certain post-closing purchase price adjustments. The acquisition was financed with available cash, proceeds from the sale of the Company’s Euro-denominated investment portfolio and the issuance of commercial paper.

Also in connection with the Sanex acquisition, Colgate agreed to sell its laundry detergent brands in Colombia to Unilever for approximately $215 resulting in an aftertax gain of approximately $130. The detergent sale recently received regulatory approval and is expected to close on or about July 29, 2011.  The Company now expects that this gain will be fully offset in the second half of 2011 as a result of the implementation of various business realignment and cost saving initiatives, further driving improvements in effectiveness and efficiency globally.

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

In particular, as a result of the devaluations of the Venezuelan bolivar fuerte, described more fully in Note 12 “Venezuela” to the Condensed Consolidated Financial Statements, the local currency operations of the Company’s Venezuelan subsidiary (CP Venezuela) now translate into fewer U.S. dollars. The Company has taken, and continues to take, actions to mitigate the impact of both devaluations on its operations.

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

The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional import authorization controls and currency exchange controls.  For the six months ended June 30, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales.  At June 30, 2011, CP Venezuela’s monetary local currency net asset position was approximately $207.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging.  While the global marketplace in which we operate has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than we do.  Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending.  Additionally, we have experienced a sharp rise in commodity costs.  While the Company has taken, and will continue to take, measures to address the heightened competitive activity and increased commodity costs, should these conditions persist, they could adversely affect the Company’s future results.

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

Results of Operations

Three Months

Worldwide Net sales were $4,185 in the second quarter of 2011, up 9.5% from the second quarter of 2010, driven by volume growth of 3%, net selling price increases of 0.5% and a positive foreign exchange impact of 6.0%. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) grew 3.5% in the second quarter of 2011.

Net sales in the Oral, Personal and Home Care segment were $3,648 in the second quarter of 2011, up 10% from the second quarter of 2010, driven by volume growth of 3%, net selling price increases of 0.5% and a positive foreign exchange impact of 6.5%. Organic sales in the Oral, Personal and Home Care segment grew 3.5% in the second quarter of 2011.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Worldwide Gross profit margin decreased to 57.4% in the second quarter of 2011 from 58.8% in the second quarter of 2010.  The decrease in the second quarter of 2011 was primarily due to higher raw and packaging material costs (310 bps) driven by global commodity cost increases, partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and by higher pricing (20 bps).

Selling, general and administrative expenses as a percentage of Net sales increased to 34.0% in the second quarter of 2011 from 33.9% in the second quarter of 2010 primarily due to higher advertising as a percentage of Net sales.  In the second quarter of 2011, advertising increased 10.9% to $438 as compared with $395 in the second quarter of 2010.

Other (income) expense, net was $15 in the second quarter of 2011 as compared with $2 in the second quarter of 2010. In the second quarter of 2011, Other (income) expense, net includes transaction costs of $7 related to the Sanex acquisition.

Operating profit increased 2% to $968 in the second quarter of 2011 from $948 in 2010.

North America

	Three Months Ended June 30,
	2011	2010	Change
Net sales	$744	$768	(3.0)%
Operating profit	$194	$227	(15)%
% of Net sales	26.1%	29.6%	(350	)bps

Net sales in North America decreased 3.0% in the second quarter of 2011 to $744, as volume growth of 0.5% and a positive foreign exchange impact of 1.0% were more than offset by net selling price decreases of 4.5%.  Organic sales in North America decreased 4.0% in the second quarter of 2011. Products contributing to volume gains in oral care included Colgate Sensitive Multi Protection, Colgate Max Clean SmartFoam toothpastes and the relaunch of Colgate Total toothpaste, Colgate 360° Surround, Colgate 360° ActiFlex, Colgate Total and Colgate Extra Clean manual toothbrushes.  Successful new products in other categories contributing to volume growth included Softsoap Body Butter Strawberry body wash and Palmolive Soft Touch with Vitamin E dish liquid.

Operating profit in North America decreased 15% in the second quarter of 2011 to $194, or 26.1% of Net sales.  This decrease was driven by a decrease in Gross profit as a percentage of Net sales and an increase in Selling, general and administrative expenses as a percentage of Net sales.  The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs, reflecting global commodity cost increases, and increased promotional investments reflected in the net selling price decreases noted above.  The increase in Selling, general and administrative expenses as a percentage of Net sales was driven by higher advertising expenses as a percentage of Net sales.

Latin America

	Three Months Ended June 30,
	2011	2010	Change
Net sales	$1,231	$1,055	17.0%
Operating profit	$360	$303	19%
% of Net sales	29.2%	28.7%	50	bps

Net sales in Latin America increased 17% in the second quarter of 2011 to $1,231, driven by volume growth of 4.0%, net selling price increases of 6.5% and a positive foreign exchange impact of 6.5%. Organic sales in Latin America grew 10.5% in the second quarter of 2011. Volume gains were led by Brazil, Mexico and Colombia. Products contributing to the growth in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, Colgate Total and Colgate Triple Action toothpastes, Colgate 360° Surround, Colgate Twister, Colgate Triple Action and Colgate Zig Zag manual toothbrushes and Colgate Plax Whitening Tartar Control and Colgate Plax Complete Care mouthwashes.  Products contributing to growth in other categories included Palmolive Naturals Relaxing Softness Cream and Lavender and Protex Advanced Clean bar soaps, Lady Speed Stick Stainguard and Speed Stick Sensitive Power deodorants.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in Latin America increased 19% in the second quarter of 2011 to $360, or 29.2% of Net sales.  This increase was due to an increase in Gross profit as a percentage of Net sales partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales.  The increase in Gross profit as a percentage of Net sales was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs reflecting global commodity cost increases. The increase in Selling, general and administrative expenses as a percentage of Net sales was primarily due to higher advertising investment supporting volume growth and increased logistics and overhead expenses.

Europe/South Pacific

	Three Months Ended June 30,
	2011	2010	Change
Net sales	$857	$770	11.5%
Operating profit	$170	$184	(8)%
% of Net sales	19.8%	23.9%	(410	)bps

Net sales in Europe/South Pacific increased 11.5% in the second quarter of 2011 to $857, as volume growth of 0.5% and the positive impact of foreign exchange of 13.5% were partially offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific decreased 2.0% in the second quarter of 2011. Volume gains in the United Kingdom and Denmark were partially offset by volume declines in the GABA businesses and France. Successful products in oral care included Colgate Sensitive Pro-Relief Whitening, elmex Sensitive Professional, Colgate Max White One and Colgate Max Fresh Night toothpastes, Colgate 360° Surround and Meridol Halitosis manual toothbrushes and Colgate Max Sonic Power battery powered toothbrush.  Successful products in other categories included a new line of Palmolive shower gels and liquid hand soaps containing Mediterranean inspired fragrances and ingredients and the relaunch of Palmolive Aromatherapy and Thermal Spa shower gels with multi-sensory textures.

Operating profit in Europe/South Pacific decreased 8% in the second quarter of 2011 to $170, or 19.8% of Net sales. This decrease was due to a decrease in Gross profit as a percentage of Net sales and an increase in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiatives.  Selling, general and administrative expenses as a percentage of Net sales increased due to higher advertising investments and logistics and overhead expenses.

Greater Asia/Africa

	Three Months Ended June 30,
	2011	2010	Change
Net sales	$816	$730	12.0%
Operating profit	$199	$189	5%
% of Net sales	24.4%	25.9%	(150	)bps

Net sales in Greater Asia/Africa increased 12.0% in the second quarter of 2011 to $816 driven by volume growth of 6.5% and a 5.5% positive impact of foreign exchange while net selling prices were level. Organic sales in Greater Asia/Africa grew 6.5% in the second quarter of 2011. Volume gains were led by the Greater China region, India and Malaysia. Successful products driving the oral care growth included Colgate Sensitive Pro-Relief and Colgate Sensitive Pro-Relief Whitening and the relaunch of Colgate Total toothpastes, Colgate 360° Surround and Colgate Massager manual toothbrushes and Colgate Plax Sensitive and Colgate Plax Complete Care mouthwashes.  Successful products contributing to growth in other categories included Palmolive Naturals Black Orchid and Palmolive Thermal Spa shower gel and Lady Speed Stick and Mennen Speed Stick Waterproof deodorants.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

While Operating profit in Greater Asia/Africa increased 5% in the second quarter of 2011 to $199 driven by strong sales growth, it decreased as a percentage of Net sales to 24.4%.  This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage to Net sales which was partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales.  The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs, reflecting global commodity cost increases, partially offset by cost savings from the Company’s funding-the-growth initiatives.  Selling, general and administrative expenses as a percentage of Net sales decreased due to lower advertising expenses in line with the timing of new product launches, planned for the later part of the year.

Pet Nutrition

	Three Months Ended June 30,
	2011	2010	Change
Net sales	$537	$491	9.5%
Operating profit	$140	$134	5%
% of Net sales	26.1%	27.3%	(120	)bps

Net sales for Hill’s Pet Nutrition increased 9.5% in the second quarter of 2011 to $537 driven by volume growth of 2.0%, a 6.0% positive impact of foreign exchange, and net selling price increases of 1.5%. Organic sales in Hill’s Pet Nutrition increased 3.5% in the second quarter of 2011.  Volume gains in Russia, Canada, Brazil and Australia were partially offset by volume declines in France and the United States. Successful new products within the U.S. included Science Diet Ideal Balance Canine, Science Diet Savory Stew Canine, Science Diet Age Defying Feline and the relaunch of Prescription Diet c/d Multicare Feline Bladder Health with improved efficacy and taste.  Successful new products contributing to international sales included Science Diet Senior Advanced (15 years plus) Canine and Feline, Science Diet Sterilized Cat and the relaunch of Prescription Diet c/d Multicare Feline Bladder Health with improved efficacy and taste.

Operating profit in Hill’s Pet Nutrition increased 5% in the second quarter of 2011 to $140, but decreased as a percentage of Net sales to 26.1%.  This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage of Net sales, partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs and increased manufacturing overheads due to increased investments in capacity, partially offset by cost savings from the Company’s funding-the-growth initiatives and higher pricing. Selling, general and administrative expenses decreased as a percentage of Net sales due to lower advertising expenses as a percentage of Net sales.

Corporate

	Three Months Ended June 30,
	2011	2010	Change
Operating profit	$(95)	$(89)	7%

Operating profit (loss) related to Corporate was ($95) in the second quarter of 2011 as compared to ($89) in the second quarter of 2010. In the second quarter of 2011, Operating profit (loss) includes transaction costs of $7 related to the Sanex acquisition.

Interest expense, net decreased to $11 for the three months ended June 30, 2011 as compared with $14 in the comparable period of 2010, due to an increase in interest income.

Net income attributable to Colgate-Palmolive Company for the second quarter of 2011 increased to $622 from $603 in the comparable 2010 period, and earnings per common share on a diluted basis increased to $1.26 per share from $1.17 per share in the comparable 2010 period.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Six Months

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2011	2010
Net sales
Oral, Personal and Home Care
North America	$1,462	$1,521
Latin America	2,328	2,061
Europe/South Pacific	1,689	1,594
Greater Asia/Africa	1,629	1,460
Total Oral, Personal and Home Care	7,108	6,636
Pet Nutrition	1,071	1,007
Total Net sales	$8,179	$7,643

Operating profit
Oral, Personal and Home Care
North America	$386	$444
Latin America	686	643
Europe/South Pacific	355	375
Greater Asia/Africa	402	378
Total Oral, Personal and Home Care	1,829	1,840
Pet Nutrition	281	275
Corporate	(227)	(489)
Total Operating profit	$1,883	$1,626

Worldwide Net sales were $8,179 in the first half of 2011, up 7% from the first half of 2010, driven by volume growth of 2.5%, a positive foreign exchange impact of 4.5% and level net selling prices.

Net sales in the Oral, Personal and Home Care segment were $7,108 in the first half of 2011, up 7.0% from 2010, driven by volume growth of 2.5%, a positive foreign exchange impact of 4.5% and level net selling prices. Within this segment, North America sales decreased 4.0% as net selling prices decreased 4.5% and volume was level, Latin America sales increased 13.0%, driven by volume growth of 2.0% and net selling price increases of 5.5%, Europe/South Pacific sales increased 6.0% on volume growth of  0.5%  and net selling price decreases of 2.5%, Greater Asia/Africa sales increased 11.5% on volume growth of 7.5% and net selling price decreases of 0.5%, with the remainder of the change in each region due to foreign exchange.

Net sales for the Hill’s Pet Nutrition segment increased 6.5% in the first half of 2011 to $1,071, driven by volume growth of 2.5% and a positive foreign exchange impact of 4.0%, while net selling prices were level.

In the first half of 2011, Operating profit (loss) related to Corporate decreased to ($227) from ($489) in the comparable period of 2010. In the first half of 2010, Operating profit (loss) included a one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.  In the first half of 2011, Operating profit (loss) included transaction costs of $10 related to the Sanex acquisition.

Worldwide gross profit margin decreased to 57.9% in the first half of 2011 from 59.0% in the first half of 2010. The decrease in the first half of 2011 was primarily due to higher raw and packaging material costs (280 bps) driven by global commodity cost increases and lower pricing (10 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps).

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.5% in the first half of 2011 from 34.6% in the first half of 2010 primarily due to lower advertising as a percentage of Net sales in line with the timing of new product launches, planned for the later part of the year. In the first half of 2011, advertising increased 4.6% to $856 as compared with $818 in the first half of 2010.

Other (income) expense, net was $27 in the first half of 2011 as compared to $237 in the first half of 2010. In the first half of 2011, Other (income) expense, net includes transaction costs of $10 related to the Sanex acquisition.  Other (income) expense, net for the first half of 2010 included a one-time $271 charge in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time pre-tax gain of $46 recorded in Latin America related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

Operating profit increased 16% to $1,883 in the first half of 2011 from $1,626 in the first half of 2010. Excluding the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela incurred in the first quarter of 2010, Operating profit decreased 1% in the first half of 2011. This decrease was driven primarily by lower gross profit margins partially offset by a reduction in Selling, general and administrative expenses as a percentage of Net sales.

Interest expense, net decreased to $27 for the six months ended June 30, 2011, respectively, as compared with $30 in the comparable period of 2010, due to an increase in interest income.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.5%, which is consistent with the estimate in the first quarter of 2011.

The effective tax rate for the first half of 2010 was 36.3%, as the rate was impacted by the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela, as well as the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation also recorded in the first quarter of 2010.

Net income attributable to Colgate-Palmolive Company in the first half of 2011 increased to $1,198 from $960 in the comparable 2010 period, and earnings per common share on a diluted basis decreased to $2.42 per share from $1.86 per share in the comparable 2010 period.  Net income attributable to Colgate-Palmolive Company for the first half of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per share). Excluding this one-time charge, Net income attributable to Colgate-Palmolive Company for the first half of 2011 decreased 3% and earnings per common share on a diluted basis increased 2%.

Liquidity and Capital Resources

Net cash provided by operations decreased 11% to $1,154 in the first half of 2011, compared with $1,302 in the comparable period of 2010. The decrease in the first half of 2011 was primarily due to decreased operating profit, excluding the one-time $271 charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, and increased working capital. The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).  Overall, the Company’s working capital increased to 2.5% of Net sales in the first half of 2011 as compared with 1.9% in the first half of 2010.  The increase in working capital as a percentage of Net sales in the first half of 2011 versus the comparable period of 2010 was due primarily to higher accounts receivable in the quarter and higher inventory coverage, partially offset by higher current liabilities.

Investing activities used $1,111 in the first half of 2011, compared with $215 in the comparable period of 2010. The increase was primarily due to the purchase of the Sanex business which was funded with available cash, including the proceeds from the sale of our Euro-denominated investment portfolio, and commercial paper.  Capital spending also increased in the first half of 2011 to $225 from $204 in the comparable period of 2010 and continues to focus primarily on projects that yield high aftertax returns.  Overall capital expenditures for 2011 are expected to be at an annual rate of approximately 3.5% of Net sales.

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

Financing activities provided $199 of cash during the first half of 2011 compared with cash used of $1,114 in the comparable period of 2010. This difference was primarily due to higher net proceeds from the issuance of debt, slightly offset by higher repurchases of common stock and dividends paid.

Long-term debt, including the current portion, increased to $4,973 as of June 30, 2011 as compared to $3,376 as of December 31, 2010 and total debt increased to $5,011 as of June 30, 2011 as compared to $3,424 as of December 31, 2010. During the second quarter of 2011, the Company issued $250 of six-year notes at a fixed rate of 2.625% and $250 of three-year notes at a fixed rate of 1.250% under the Company’s shelf registration statement. Proceeds from the debt issuances were used to reduce commercial paper borrowings.

Commercial paper outstanding was $1,233 and $654 as of June 30, 2011 and 2010, respectively. The average daily balances outstanding for commercial paper in the first half of 2011 and 2010 were $1,457 and $1,015, respectively. The maximum daily balance outstanding for commercial paper in the first six months of 2011 and 2010 was $1,853 and $1,628, respectively.  The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first half of 2011, the Company increased the annualized common stock dividend by 12% to $2.27 per share effective in the second quarter of 2011. On February 4, 2010, the Company’s Board of Directors (the Board) authorized a share repurchase program that authorizes the repurchase of up to 40 million shares of the Company’s common stock.

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

COLGATE-PALMOLIVE COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended June 30, 2011.

Three months ended June 30, 2011	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	(4.0%)	1.0%	0.0%	(3.0%)
Latin America	10.5%	6.5%	0.0%	17.0%
Europe/South Pacific	(2.0%)	13.5%	0.0%	11.5%
Greater Asia/Africa	6.5%	5.5%	0.0%	12.0%
Total Oral, Personal and Home Care	3.5%	6.5%	0.0%	10.0%
Pet Nutrition	3.5%	6.0%	0.0%	9.5%
Total Company	3.5%	6.0%	0.0%	9.5%

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Note 13 to the Consolidated Financial Statements included therein and Note 9 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2011	673,578	$81.70	630,000	9,079,520
May 1 through 31, 2011	2,222,403	$85.68	2,075,000	7,004,520
June 1 through 30, 2011	2,213,904	$86.12	2,195,000	4,809,520
Total	5,109,885	$85.35	4,900,000
_______
(1)	Includes share repurchases under the 2010 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 209,885 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 28, 2011	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 28, 2011	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 28, 2011	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller