Form 10-Q
period 2011-09-30
COLGATE PALMOLIVE CO
filed 2011-10-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	483,999,297	September 30, 2011

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$4,383	$3,943	$12,562	$11,586
Cost of sales	1,921	1,599	5,365	4,732
Gross profit	2,462	2,344	7,197	6,854
Selling, general and administrative expenses	1,489	1,391	4,314	4,038
Other (income) expense, net	(62)	(5)	(35)	232
Operating profit	1,035	958	2,918	2,584
Interest expense, net	10	13	37	43
Income before income taxes	1,025	945	2,881	2,541
Provision for income taxes	349	300	952	879
Net income including noncontrolling interests	676	645	1,929	1,662
Less: Net income attributable to noncontrolling interests	33	26	88	83
Net income attributable to Colgate-Palmolive Company	$643	$619	$1,841	$1,579

Earnings per common share, basic	$1.32	$1.26	$3.76	$3.17

Earnings per common share, diluted	$1.31	$1.21	$3.73	$3.07

Dividends declared per common share	$0.58	$0.53	$1.69	$1.50

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$945	$490
Receivables (net of allowances of $52 and $53, respectively)	1,677	1,610
Inventories	1,336	1,222
Other current assets	485	408
Total current assets	4,443	3,730
Property, plant and equipment:
Cost	7,229	7,160
Less: Accumulated depreciation	(3,614)	(3,467)
	3,615	3,693
Goodwill, net	2,694	2,362
Other intangible assets, net	1,424	831
Deferred income taxes	91	84
Other assets	501	472
Total assets	$12,768	$11,172

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$67	$48
Current portion of long-term debt	921	561
Accounts payable	1,150	1,165
Accrued income taxes	379	272
Other accruals	1,800	1,682
Total current liabilities	4,317	3,728

Long-term debt	3,768	2,815
Deferred income taxes	275	108
Other liabilities	1,538	1,704

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,268	1,132
Retained earnings	15,344	14,329
Accumulated other comprehensive income (loss)	(2,199)	(2,115)
	15,146	14,079
Unearned compensation	(59)	(99)
Treasury stock, at cost	(12,420)	(11,305)
Total Colgate-Palmolive Company shareholders’ equity	2,667	2,675
Noncontrolling interests	203	142
Total shareholders’ equity	2,870	2,817
Total liabilities and shareholders’ equity	$12,768	$11,172

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income including noncontrolling interests	$1,929	$1,662
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	315	278
Restructuring, net of cash	130	—
Venezuela hyperinflationary transition charge	—	271
Gain before tax on sales of non-core product lines	(207)	—
Voluntary benefit plan contributions	(178)	(35)
Stock-based compensation expense	102	101
Deferred income taxes	134	91
Cash effects of changes in:
Receivables	(127)	(56)
Inventories	(147)	(63)
Accounts payable and other accruals	62	(95)
Other non-current assets and liabilities	44	89
Net cash provided by operations	2,057	2,243
Investing Activities
Capital expenditures	(324)	(318)
Sale of property and non-core product lines	241	3
Purchases of marketable securities and investments	(108)	(211)
Proceeds from sale of marketable securities and investments	173	94
Payment for acquisitions, net of cash acquired	(972)	—
Other	(8)	(6)
Net cash used in investing activities	(998)	(438)
Financing Activities
Principal payments on debt	(2,720)	(3,469)
Proceeds from issuance of debt	4,074	3,709
Dividends paid	(850)	(804)
Purchases of treasury shares	(1,386)	(1,385)
Proceeds from exercise of stock options and excess tax benefits	316	204
Net cash provided by (used in) financing activities	(566)	(1,745)
Effect of exchange rate changes on Cash and cash equivalents	(38)	(6)
Net increase (decrease) in Cash and cash equivalents	455	54
Cash and cash equivalents at beginning of the period	490	600
Cash and cash equivalents at end of the period	945	654
Supplemental Cash Flow Information
Income taxes paid	$769	$854
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

3.	Acquisitions and Divestitures

Sanex Acquisition

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

Goodwill of $411 was allocated between the Europe/South Pacific segment (95%) and the Greater Asia/Africa segment (5%). The Company expects that substantially all of the goodwill will be deductible for tax purposes.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. The Company expects to finalize the purchase price allocation by the end of 2011. For the nine months ended September 30, 2011, Other (income) expense, net includes $12 in transaction costs related to the acquisition, of which $2 relates to the third quarter.

Pursuant to the Purchase Agreement, Colgate and Unilever also entered into a Transition Services Agreement, under which Unilever agreed to provide certain transitional services in various countries for up to six months following the closing, and a Supply Agreement, pursuant to which Unilever will supply certain Sanex products to Colgate for up to two years following the closing.

Sale of Brands in Colombia

In connection with the Sanex acquisition, Colgate sold its laundry detergent brands in Colombia to Unilever for $215. The detergent sale closed on July 29, 2011 and, as a result of the sale, the Company recognized a pretax gain of $207 ($135 aftertax gain) in the third quarter.

Sale of Land in Mexico

On September 13, 2011, the Company's Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. The Company intends to re-invest these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, over the next three years, the Company expects to make capital improvements and incur costs to exit the site. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition. During the three months ended September 30, 2011, the Company recorded $7 of pretax costs ($5 aftertax costs) related to the sale in Other (income) expense, net.

4.	Inventories

Inventories by major class are as follows:

	September 30, 2011	December 31, 2010
Raw materials and supplies	$324	$295
Work-in-process	60	50
Finished goods	952	877
Total Inventories	$1,336	$1,222

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2011 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$733	$1,132	$(99)	$(11,305)	$14,329	$(2,115)	$142
Net income					1,841		88
Other comprehensive income, net of tax						(84)	(3)
Dividends					(826)		(24)
Stock-based compensation expense		102
Shares issued for stock options		75		222
Shares issued for restricted stock awards		(49)		49
Treasury stock acquired				(1,386)
Other		8	40
Balance, September 30, 2011	$733	$1,268	$(59)	$(12,420)	$15,344	$(2,199)	$203

Accumulated Other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs. Refer to Note 6 for the components of Other comprehensive income (loss).

6.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended
	September 30, 2011			September 30, 2010
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$643	$33	$676	$619	$26	$645
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(478)	(5)	(483)	307	4	311
Retirement Plan and other retiree benefit adjustments	29	—	29	(332)	—	(332)
Gains (losses) on cash flow hedges	—	—	—	(3)	—	(3)
Other	(2)	—	(2)	(5)	—	(5)
Total Other comprehensive income (loss), net of tax	$(451)	$(5)	$(456)	$(33)	$4	$(29)
Comprehensive income	$192	$28	$220	$586	$30	$616

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Colgate-Palmolive Company	Noncontrolling interests	Total	Colgate-Palmolive Company	Noncontrolling interests	Total
Net income	$1,841	$88	$1,929	$1,579	$83	$1,662
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(183)	(3)	(186)	126	3	129
Retirement Plan and other retiree benefit adjustments	57	—	57	(310)	—	(310)
Gains (losses) on cash flow hedges	(4)	—	(4)	(7)	—	(7)
Other	46	—	46	(21)	—	(21)
Total Other comprehensive income (loss), net of tax	$(84)	$(3)	$(87)	$(212)	$3	$(209)
Comprehensive income	$1,757	$85	$1,842	$1,367	$86	$1,453

During the third quarter of 2010, the Company amended certain provisions of its defined benefit, defined contribution and retiree medical plans in the U.S. As a result, the Company was required to remeasure the benefit obligations and assets of each affected plan as of the amendment date, September 1, 2010. The impact from the remeasurement was a charge of $550 ($344 aftertax) to Other comprehensive income (loss), net, as reflected in the table above, primarily due to the 100 basis point reduction in the discount rate since December 31, 2009. The incremental impact to the Company’s net income due to the plan amendments for the remainder of 2010 was not significant.

7.	Earnings Per Share

	Three Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$643			$619
Preferred dividends	—			(9)
Basic EPS	643	486.7	$1.32	610	486.0	$1.26
Stock options and restricted stock		3.8			3.8
Convertible preference stock	—	—		9	19.7
Diluted EPS	$643	490.5	$1.31	$619	509.5	$1.21

For the three months ended September 30, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,202,090 and 4,248,553, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,841			$1,579
Preferred dividends	—			(25)
Basic EPS	1,841	489.9	$3.76	1,554	489.9	$3.17
Stock options and restricted stock		3.5			4.7
Convertible preference stock	—	—		25	20.1
Diluted EPS	$1,841	493.4	$3.73	$1,579	514.7	$3.07

For the nine months ended September 30, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 422,263 and 49,904, respectively.

As a result of recent rules issued by the Internal Revenue Service related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of preference stock outstanding on December 29, 2010.  At the direction of the Company’s ESOP trustee, the shares of preference stock were converted into 19,241,536 shares of common stock.

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$5	$11	$6	$4	$2	$3
Interest cost	24	23	9	9	8	9
Annual ESOP allocation	—	—	—	—	—	(1)
Expected return on plan assets	(27)	(25)	(7)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	1	—	1	—	—
Amortization of actuarial loss	12	13	2	2	3	4
Net periodic benefit cost	$16	$23	$10	$9	$12	$14

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Service cost	$18	$36	$16	$13	$8	$10
Interest cost	75	71	28	26	29	30
Annual ESOP allocation	—	—	—	—	(1)	(5)
Expected return on plan assets	(83)	(76)	(21)	(19)	(2)	(2)
Amortization of transition and prior service costs (credits)	7	3	2	1	3	—
Amortization of actuarial loss	35	35	7	7	12	11
Net periodic benefit cost	$52	$69	$32	$28	$49	$44

For the nine months ended September 30, 2011 and 2010 the Company made voluntary contributions of $178 and $35, respectively, to its U.S. postretirement plans.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $250 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council), and on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

▪
The French competition authority alleges violations of competition law by three pet food producers, including the Company’s Hill’s France subsidiary, focusing on exclusivity arrangements and parallel trade restrictions.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales
Oral, Personal and Home Care
North America	$776	$753	$2,238	$2,274
Latin America	1,243	1,069	3,571	3,130
Europe/South Pacific	972	821	2,661	2,415
Greater Asia/Africa	855	779	2,484	2,239
Total Oral, Personal and Home Care	3,846	3,422	10,954	10,058
Pet Nutrition	537	521	1,608	1,528
Total Net sales	$4,383	$3,943	$12,562	$11,586

Operating profit
Oral, Personal and Home Care
North America	$213	$224	$599	$668
Latin America	364	332	1,050	975
Europe/South Pacific	196	197	551	572
Greater Asia/Africa	202	195	604	573
Total Oral, Personal and Home Care	975	948	2,804	2,788
Pet Nutrition	127	138	408	413
Corporate	(67)	(128)	(294)	(617)
Total Operating profit	$1,035	$958	$2,918	$2,584

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and nine months ended September 30, 2011, Corporate Operating profit includes a gain on the sale of the laundry detergent brands in Colombia of $207, costs of $168 associated with various business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico. The various business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the sale of land in Mexico, refer to Note 3. In 2010, Corporate Operating profit includes the one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010. For further information regarding Venezuela, refer to Note 12.

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

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, supplier agreements, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose. It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged. Hedge ineffectiveness, if any, is not material for any period presented.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2011 and December 31, 2010:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/11	12/31/10		9/30/11	12/31/10
Interest rate swap contracts	Other current assets & Other assets	$45	$22	Other liabilities	$—	$7
Foreign currency contracts	Other current assets	8	10	Other accruals	8	10
Commodity contracts	Other current assets	—	4	Other accruals	3	—
Total designated		$53	$36		$11	$17

Derivatives not designated
Foreign currency contracts	Other assets	$2	$—	Other accruals	$—	$2
Total not designated		$2	$—		$—	$2

Total derivative instruments		$55	$36		$11	$19

Other financial instruments
Marketable securities	Other current assets	$72	$74
Available-for-sale securities	Other assets	233	228
Total other financial instruments		$305	$302

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2011 and December 31, 2010. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2011 and December 31, 2010, was $5,020 and $3,613, respectively, and the related carrying value was $4,689 and $3,376, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

During the second quarter of 2011, the Company issued $250 of six-year notes at a fixed rate of 2.625% and $250 of three-year notes at a fixed rate of 1.250% under the Company’s shelf registration statement. The Company simultaneously entered into interest rate swaps to effectively convert the fixed rate of the notes to a variable rate.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the three-month and nine-month periods ended September 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30	$619	$1,288	$1,907	$1,080	$600	$1,680
Three-months ended September 30:
Gain (loss) on derivative	—	22	22	26	4	30
Gain (loss) on hedged items	—	(22)	(22)	(26)	(4)	(30)
Nine-months ended September 30:
Gain (loss) on derivative	6	30	36	22	13	35
Gain (loss) on hedged items	(6)	(30)	(36)	(22)	(13)	(35)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month and nine-month periods ended September 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30	$326	$32	$358	$292	$16	$308
Three-months ended September 30:
Gain (loss) recognized in OCI	(2)	(2)	(4)	(11)	5	(6)
Gain (loss) reclassified into Cost of sales	(5)	1	(4)	(3)	—	(3)
Nine-months ended September 30:
Gain (loss) recognized in OCI	(9)	(2)	(11)	(10)	2	(8)
Gain (loss) reclassified into Cost of sales	(13)	6	(7)	—	(1)	(1)

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to net investment hedges recorded during the three-month and nine-month periods ended September 30, 2011 and 2010 was as follows:

	2011			2010
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30	$32	$348	$380	$76	$279	$355
Three-months ended September 30:
Gain (loss) on instruments	2	23	25	(10)	(31)	(41)
Gain (loss) on hedged items	(2)	(23)	(25)	10	31	41
Nine-months ended September 30:
Gain (loss) on instruments	(8)	(10)	(18)	(6)	3	(3)
Gain (loss) on hedged items	8	10	18	6	(3)	3

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. The cross-currency swap outstanding at December 31, 2010 was settled during the second quarter of 2011, resulting in a realized loss of $6 which was offset by a corresponding gain on an underlying deposit. A new cross-currency swap with similar terms and an underlying foreign currency deposit was entered into during June 2011.

Activity related to these contracts during the three-month and nine-month periods ended September 30, 2011 and 2010 was as follows:

	2011	2010
	Cross-currency Swap	Cross-currency Swap
Notional Value at September 30	$96	$90
Three-months ended September 30:
Gain (loss) on instrument	2	(5)
Gain (loss) on hedged item	(2)	5
Nine-months ended September 30:
Gain (loss) on instrument	(2)	1
Gain (loss) on hedged item	2	(1)

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Through its subsidiary in Venezuela, the Company has also invested in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. As of December 31, 2010, these bonds were considered Level 3 as there was no trading activity in the market at the end of 2010 and their value was determined using unobservable inputs reflecting the Company’s own assumptions. As of September 30, 2011, these bonds are actively traded and, therefore, are considered Level 2 as their value is determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data.

The following table presents a reconciliation of the Venezuelan investments at fair value for the nine months ended September 30:

	2011	2010
Beginning balance as of January 1	$96	$46
Unrealized gain (loss) on investment	60	(19)
Purchases and sales during the period	77	23
Ending balance as of September 30	$233	$50

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, these bonds have revalued and the Company recorded an unrealized gain of $62 in the first quarter of 2011. For further information regarding Venezuela, refer to Note 12 below.

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

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. The devaluation resulted in a one-time pretax gain of $46 recorded in Other (income) expense and an aftertax gain of $59 in the first quarter of 2010 related to the remeasurement of the local balance sheet and lower taxes on accrued but unpaid remittances from Venezuela. In December 2010, the Venezuelan government announced that, effective January 1, 2011, the 2.60 exchange rate for essential goods would be abolished. As a result, CP Venezuela incurred an aftertax loss of $36 in the fourth quarter of 2010 related to the remeasurement of certain local balance sheet items for which the 2.60 exchange rate would no longer be received. This loss was offset by lower taxes on accrued but unpaid remittances.

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 4.30. As a result of the devaluations of the Venezuelan bolivar fuerte, the local currency operations of CP Venezuela now translate into fewer U.S. dollars.

For the nine months ended September 30, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales. At September 30, 2011, CP Venezuela’s bolivar fuerte-denominated monetary net asset position was approximately $277 which does not include $233 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuertes received at maturity for any devaluation subsequent to issuance. As described in Note 11, these bonds are considered a Level 2 investment.

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

On July 29, 2011, in connection with the Sanex acquisition, Colgate sold its laundry detergent brands in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain) in the third quarter of 2011. This gain was offset by pretax costs of $168 ($128 aftertax costs) associated with various business realignment and other cost-saving initiatives and pretax costs of $7 ($5 aftertax costs) related to the sale of land in Mexico, as discussed further below.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The various business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. The Company expects to incur aftertax costs of $10-$12 in the fourth quarter of 2011 and $10-$15 in 2012 related to these initiatives.

On September 13, 2011, the Company's Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. The Company intends to re-invest these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, over the next three years, the Company expects to make capital improvements and incur costs to exit the site. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition.

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

The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional import authorization controls and currency exchange controls. For the nine months ended September 30, 2011, CP Venezuela represented 5% of the Company’s consolidated Net sales. At September 30, 2011, CP Venezuela’s local currency monetary net asset position was approximately $277.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which we operate has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than we do. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending. Additionally, we continue to experience sharp rises in commodity costs. While the Company has taken, and will continue to take, measures to address the heightened competitive activity and increased commodity costs, should these conditions persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,383 in the third quarter of 2011, up 11.0% from the third quarter of 2010, driven by volume growth of 4.5%, net selling price increases of 2.0% and a positive foreign exchange impact of 4.5%. Excluding the impact of the divestment of non-core laundry detergent brands in Colombia, volume increased 5.0%. The Sanex business contributed 2.0% to worldwide Net sales and volume growth in the third quarter of 2011. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) increased 5.0%, on organic volume growth of 3.0% in the third quarter of 2011. Organic volume growth excludes the impact of acquisitions and divestments.

Net sales in the Oral, Personal and Home Care segment were $3,846 in the third quarter of 2011, up 12.5% from the third quarter of 2010, driven by volume growth of 6.0%, net selling price increases of 2.0% and a positive foreign exchange impact of 4.5%. Excluding the impact of the divestment of non-core detergent brands in Colombia, volume increased 6.5%. The Sanex business contributed 2.5% to sales and volume growth in the third quarter of 2011. Organic sales in the Oral, Personal and Home Care segment increased 6.0% on organic volume growth of 4.0% in the third quarter of 2011.

Worldwide Gross profit margin decreased to 56.2% in the third quarter of 2011 from 59.4% in the third quarter of 2010. Excluding the impact of costs associated with various business realignment and other cost-saving initiatives of 60 bps, gross profit margin was 56.8% in the third quarter of 2011. The decrease in the third quarter of 2011 was primarily due to higher raw and packaging material costs driven by global commodity cost increases (530 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and by higher pricing (80 bps).

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.0% in the third quarter of 2011 from 35.3% in the third quarter of 2010, due to lower advertising as a percentage of Net sales and due to lower overhead costs. In the third quarter of 2011, advertising increased 4.2% to $450 as compared with $432 in the third quarter of 2010, but decreased as a percentage of Net sales from 11.0% in the third quarter of 2010 to 10.3% in the third quarter of 2011.

Other (income) expense, net was ($62) in the third quarter of 2011 as compared with ($5) in the third quarter of 2010. In the third quarter of 2011, Other (income) expense, net includes the gain on the sale of the laundry detergent brands in Colombia of $207, costs of $135 associated with various business realignment and other cost-saving initiatives, transaction costs of $2 related to the Sanex acquisition and costs of $7 related to the sale of land in Mexico.

Operating profit increased 8% to $1,035 in the third quarter of 2011 from $958 in 2010. Excluding the non-recurring items incurred in 2011 as described above, Operating profit increased 5% to $1,003 in the third quarter of 2011 as compared to the same period last year.

North America

	Three Months Ended September 30,		Change
	2011	2010
Net sales	$776	$753	3.0%
Operating profit	$213	$224	(5)%
% of Net sales	27.4%	29.7%	(230)	bps

Net sales in North America increased 3.0% in the third quarter of 2011 to $776, as volume growth of 5.0% and a positive foreign exchange impact of 0.5% were partially offset by net selling price decreases of 2.5%. Organic sales in North America increased 2.5% in the third quarter of 2011. Products contributing to volume gains in oral care included Colgate Optic White and Colgate Sensitive Pro-Relief toothpastes and the relaunch of Colgate Total toothpaste and Colgate 360° Optic White, Colgate 360° Sensitive Pro-Relief and Colgate 360° Surround manual toothbrushes. Successful new products in other categories contributing to volume growth included Softsoap brand Pomegranate and Mango Infusions and Softsoap brand Coconut Scrub bar soaps and Palmolive Soft Touch with Vitamin E dish liquid.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in North America decreased 5% in the third quarter of 2011 to $213, or 27.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was driven by a decrease in Gross profit as a percentage of Net sales which was partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to lower pricing due to increased promotional investments and higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiatives. The decrease in Selling, general and administrative expenses as a percentage of Net sales reflects lower advertising expenses as a percentage of Net sales.

Latin America

	Three Months Ended September 30,			Change
	2011		2010
Net sales	$1,243	1,069	$1,069	16.0%
Operating profit	$364		$332	10%
% of Net sales	29.3%		31.1%	(180)	bps

Net sales in Latin America increased 16.0% in the third quarter of 2011 to $1,243, driven by volume growth of 4.0%, net selling price increases of 9.0% and a positive foreign exchange impact of 3.0%. Organic sales in Latin America increased 15.5% and, excluding the impact of the divested detergent brands in Colombia, volume increased 6.5% in the third quarter of 2011. The divestment had an impact of 2.5% on sales and volume growth in Latin America. Volume gains were led by Brazil and Mexico. Products contributing to the growth in oral care included Colgate Sensitive Pro-Relief, Colgate Sensitive Pro-Relief Whitening, Colgate Total and Colgate Triple Action toothpastes, Colgate 360° Surround, Colgate Twister, Colgate Triple Action and Colgate Zig Zag manual toothbrushes and Colgate Plax Whitening Tartar Control and Colgate Plax Complete Care mouthwashes. Products contributing to growth in other categories included Palmolive Naturals Relaxing Softness Cream and Lavender and Protex Advanced Clean bar soaps, Lady Speed Stick Stainguard and Speed Stick Sensitive Power deodorants and Suavitel Dusk fabric conditioner.

While Operating profit in Latin America increased 10% in the third quarter of 2011 to $364, driven by strong sales growth, it decreased as a percentage of Net sales to 29.3%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage of Net sales partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was driven by higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives. The decrease in Selling, general and administrative expenses as a percentage of Net sales was primarily due to a reduction in overhead expenses, partially offset by higher advertising investments supporting volume growth.

Europe/South Pacific

	Three Months Ended September 30,		Change
	2011	2010
Net sales	$972	$821	18.5%
Operating profit	$196	$197	(1)%
% of Net sales	20.2%	24.0%	(380)	bps

Net sales in Europe/South Pacific increased 18.5% in the third quarter of 2011 to $972, as volume growth of 10.0% and the positive impact of foreign exchange of 11.0% were partially offset by net selling price decreases of 2.5%. The Sanex business contributed 9.0% to Europe/South Pacific sales and volume growth in the third quarter of 2011. Organic sales in Europe/South Pacific decreased by 1.5% as organic volume growth of 1.0% was more than offset by net selling price decreases of 2.5% in the third quarter of 2011. Volume gains were led by the United Kingdom, Spain and France. Successful products in oral care included Colgate Sensitive Pro-Relief Whitening, elmex Sensitive Professional, Colgate Max White One and Colgate Max Fresh Night toothpastes, Colgate 360° Surround toothbrush and Colgate Max White One Sonic Power battery powered toothbrush. Successful products in other categories included Sanex Zero% and Sanex Dermo

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Repair shower gels and Palmolive "Authentic" shower gels and liquid hand soaps containing Mediterranean inspired fragrances and ingredients and the relaunch of Palmolive Aromatherapy and Thermal Spa shower gels with multi-sensory features.

Operating profit in Europe/South Pacific decreased 1% in the third quarter of 2011 to $196, or 20.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage of Net sales and an increase in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiatives. Selling, general and administrative expenses as a percentage of Net sales increased due to increased overhead expenses.

Greater Asia/Africa

	Three Months Ended September 30,		Change
	2011	2010
Net sales	$855	$779	9.5%
Operating profit	$202	$195	4%
% of Net sales	23.6%	25.0%	(140)	bps

Net sales in Greater Asia/Africa increased 9.5% in the third quarter of 2011 to $855, driven by volume growth of 4.0%, net selling price increases of 2.0% and a 3.5% positive impact of foreign exchange. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth in the third quarter of 2011. Organic sales in Greater Asia/Africa grew 5.5% on organic volume growth of 3.5% in the third quarter of 2011. Volume gains were led by the Greater China region, India, Russia and Malaysia and were partially offset by volume declines in Turkey and Ukraine. Successful products driving the oral care growth included Colgate Sensitive Pro-Relief Whitening, Colgate Sensitive Pro-Relief Multi-Protection and Colgate Max White One toothpastes, the relaunch of Colgate Total toothpaste, Colgate 360° Surround and Colgate Max White One manual toothbrushes and Colgate Plax Fresh Tea mouthwash. Successful products contributing to growth in other categories included Palmolive Pomegranate and Mango Infusions liquid hand soap, Palmolive Naturals Black Orchid bar soap, shower gel and liquid hand soap and Protex Pro Plus bar soap.

While Operating profit in Greater Asia/Africa increased 4% in the third quarter of 2011 to $202 driven by strong sales growth, it decreased as a percentage of Net sales to 23.6%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage to Net sales which was partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs reflecting global commodity cost increases, partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives. Selling, general and administrative expenses as a percentage of Net sales decreased due to lower advertising expenses.

Pet Nutrition

	Three Months Ended September 30,		Change
	2011	2010
Net sales	$537	$521	3.0%
Operating profit	$127	$138	(8)%
% of Net sales	23.6%	26.5%	(290)	bps

Net sales for Hill’s Pet Nutrition increased 3.0% in the third quarter of 2011 to $537, as net selling price increases of 3.0%, and a positive foreign exchange impact of 4.0% were partially offset by volume decline of 4.0%. Organic sales in Hill’s Pet Nutrition decreased 1.0% in the third quarter of 2011. Volume decreases were driven by Russia and the United States. Successful new products within the U.S. included Science Diet Ideal Balance Canine, which combines natural ingredients with the power of advanced nutrition in one balanced package, Science Diet Savory Stew Canine, Science Diet Age

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Defying Feline (11 years plus) and the relaunch of Prescription Diet c/d Multicare Feline Bladder Health with evidence of improved efficacy and taste. Successful new products contributing to international sales included Science Diet Senior Advanced (15 years plus) Canine and Feline, reformulated Prescription Diet r/d Canine and Feline, the relaunch of Prescription Diet c/d Multicare Feline Bladder Health with evidence of improved efficacy and taste and the relaunch of Prescription Diet j/d Canine and Feline with upgraded ingredients.

Operating profit in Hill’s Pet Nutrition decreased 8% in the third quarter of 2011 to $127 or 23.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit as a percentage of Net sales and an increase in Selling, general and administrative expenses as a percentage of Net sales. The decrease in Gross profit as a percentage of Net sales was due to higher raw and packaging material costs reflecting global commodity cost increases, and increased manufacturing overhead expenses due to increased investments in capacity, partially offset by cost savings from the Company’s funding-the-growth initiatives and higher pricing. Selling, general and administrative expenses increased as a percentage of Net sales due to increased logistics and overhead expenses.

Corporate

	Three Months Ended September 30,		Change
	2011	2010
Operating profit	$(67)	$(128)	(48)%

Operating profit (loss) related to Corporate was ($67) in the third quarter of 2011 as compared to ($128) in the third quarter of 2010. In the third quarter of 2011, Corporate Operating profit includes the gain on the sale of the laundry detergent brands in Colombia of $207, costs of $168 associated with various business realignment and other cost-saving initiatives, transaction costs of $2 related to the Sanex acquisition and costs of $7 related to the sale of land in Mexico.

Interest expense, net decreased to $10 for the three months ended September 30, 2011 as compared with $13 in the comparable period of 2010, due to an increase in interest income.

Net income attributable to Colgate-Palmolive Company for the third quarter of 2011 increased to $643 from $619 in the comparable 2010 period, and earnings per common share on a diluted basis increased to $1.31 per share from $1.21 per share in the comparable 2010 period. Net income attributable to Colgate-Palmolive Company for the third quarter of 2011 included an aftertax gain on the sale of the laundry detergent brands in Colombia of $135 ($0.27 per diluted share), which was offset by aftertax costs of $128 ($0.26 per diluted share) associated with various business realignment and other cost-saving initiatives and aftertax costs of $5 ($0.01 per diluted share) related to the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Nine Months

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2011	2010
Net sales
Oral, Personal and Home Care
North America	$2,238	$2,274
Latin America	3,571	3,130
Europe/South Pacific	2,661	2,415
Greater Asia/Africa	2,484	2,239
Total Oral, Personal and Home Care	10,954	10,058
Pet Nutrition	1,608	1,528
Total Net sales	$12,562	$11,586

Operating profit
Oral, Personal and Home Care
North America	$599	$668
Latin America	1,050	975
Europe/South Pacific	551	572
Greater Asia/Africa	604	573
Total Oral, Personal and Home Care	2,804	2,788
Pet Nutrition	408	413
Corporate	(294)	(617)
Total Operating profit	$2,918	$2,584

Worldwide Net sales were $12,562 in the first nine months of 2011, up 8.5% from the first nine months of 2010, driven by volume growth of 3.5%, net selling price increases of 0.5% and a positive foreign exchange impact of 4.5%. Organic sales increased 3.5% in the first nine months of 2011 on organic volume growth of 3.0%. The Sanex business contributed 0.5% to worldwide Net sales and volume growth in the first nine months of 2011.

Net sales in the Oral, Personal and Home Care segment were $10,954 in the first nine months of 2011, up 9.0% from 2010, driven by volume growth of 3.5%, a positive foreign exchange impact of 5.0% and net selling price increases of 0.5%. Organic sales increased 3.5%, on organic volume growth of 3.0% in the first nine months of 2011. Excluding the impact of the divestment of non-core detergent brands in Colombia of 0.5%, volume increased 4.0%. The Sanex business contributed 1.0% to Oral, Personal and Home Care segment sales and volume growth in the first nine months of 2011.

Within this segment, North America sales decreased 1.5% as net selling price decreases of 3.5% were partially offset by volume growth of 1.5% and a positive impact of foreign exchange of 0.5%. Organic sales in North America decreased 2.0%. Latin America sales increased 14.0%, driven by volume growth of 3.0%, net selling price increases of 6.5% and a positive impact of foreign exchange of 4.5%. Organic sales in Latin America increased 10.5% and, excluding the impact of the divestment of non-core detergent brands in Colombia, volume increased 4.0%. Europe/South Pacific sales increased 10.0% on volume growth of 4.0% and a positive impact of foreign exchange of 8.5%, which were partially offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific decreased 1.5%. The Sanex business contributed 3.0% to Europe/South Pacific sales and volume growth. Greater Asia/Africa sales increased 11.0% on volume growth of 6.5%, net selling price increases of 0.5% and a positive impact of foreign exchange of 4.0%. Organic sales in Greater Asia/Africa increased 6.5%. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net sales for the Hill’s Pet Nutrition segment increased 5.5% in the first nine months of 2011 to $1,608, driven by volume growth of 0.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 4.0%. Organic sales increased 1.5% in the first nine months of 2011.

In the first nine months of 2011, Operating profit (loss) related to Corporate decreased to ($294) from ($617) in the comparable period of 2010. In the first nine months of 2011, Corporate Operating profit (loss) includes the gain on the sale of the laundry detergent brands in Colombia of $207, costs of $168 associated with various business realignment and other cost-saving initiatives, transaction costs of $12 related to the Sanex acquisition and costs of $7 related to the sale of land in Mexico. In the first nine months of 2010, Operating profit (loss) included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010.

Worldwide Gross profit margin decreased to 57.3% in the first nine months of 2011 from 59.2% in the first nine months of 2010. Excluding the impact of costs associated with various business realignment and other cost-saving initiatives of 20 bps, gross profit margin was 57.5% in the third quarter of 2011. The decrease was primarily due to higher raw and packaging material costs driven by global commodity cost increases (350 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps) and higher pricing (20 bps).

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.3% in the first nine months of 2011 from 34.9% in the first nine months of 2010 primarily due to further reduction of overhead expenses and lower advertising as a percentage of Net sales. In the first nine months of 2011, advertising increased 4.5% to $1,306 as compared with $1,250 in the first nine months of 2010.

Other (income) expense, net was ($35) in the first nine months of 2011 as compared to $232 in the first nine months of 2010. In the first nine months of 2011, Other (income) expense, net includes the gain on the sale of the laundry detergent brands in Colombia of $207, costs of $135 associated with various business realignment and other cost-saving initiatives, transaction costs of $12 related to the Sanex acquisition and costs of $7 related to the sale of land in Mexico. Other (income) expense, net for the first nine months of 2010 included a one-time charge of $271 in Corporate related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, partially offset by a one-time pretax gain of $46 recorded in Latin America related to the remeasurement of the CP Venezuela balance sheet as a result of the devaluation on January 8, 2010.

Operating profit increased 13% to $2,918 in the first nine months of 2011 from $2,584 in the first nine months of 2010. Excluding the non-recurring items in 2011 and 2010 described above, Operating profit increased 1% in the first nine months of 2011 as compared to the same period last year.

Interest expense, net decreased to $37 for the nine months ended September 30, 2011 from $43 in the comparable period of 2010, due to an increase in interest income.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.3%, which is consistent with the estimate of 32.5% in the second quarter of 2011 and 32.2% in the year ago period.

The effective tax rate for the third quarter of 2011 was 34.0% and 33.0% for the first nine months of 2011, as the rate in both periods was impacted by the gain on the sale of the laundry detergent brands in Colombia, the costs associated with various business realignment and other cost-saving initiatives and the costs related to the sale of land in Mexico, which were recorded in the third quarter of 2011. The third quarter rate was further impacted by the change in the current estimate of the annual effective tax rate noted above.

The effective tax rate for the first nine months of 2010 was 34.6%, as the rate was impacted by the one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela, as well as the one-time $59 gain from the remeasurement of the CP Venezuela balance sheet and lower taxes on accrued but unpaid remittances as a result of the devaluation also recorded in the first quarter of 2010.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company in the first nine months of 2011 increased to $1,841 from $1,579 in the comparable 2010 period, and earnings per common share on a diluted basis increased to $3.73 per share from $3.07 per share in the comparable 2010 period. Net income attributable to Colgate-Palmolive Company for the first nine months of 2011 included an aftertax gain on the sale of the laundry detergent brands in Colombia of $135 ($0.27 per diluted share), which was offset by aftertax costs of $128 ($0.26 per diluted share) associated with various business realignment and other cost-saving initiatives and aftertax cost of $5 ($0.01 per diluted share) related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company for the first nine months of 2010 included a one-time charge of $271 related to the transition to hyperinflationary accounting in Venezuela ($0.52 per diluted share). Excluding the items described above, Net income attributable to Colgate-Palmolive Company for the first nine months of 2011 decreased 1% and earnings per common share on a diluted basis increased 4%.

Liquidity and Capital Resources

Net cash provided by operations decreased 8% to $2,057 in the first nine months of 2011, compared with $2,243 in the comparable period of 2010. The decrease in the first nine months of 2011 was primarily due to an increase in voluntary benefit plan contributions.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to 0.6% of Net sales in the first nine months of 2011 as compared with 1.7% in the first nine months of 2010. The decrease in working capital as a percentage of Net sales in the first nine months of 2011 versus the comparable period of 2010 was due primarily to lower levels of accounts receivable and inventory resulting from ongoing efforts to improve cash cycle time.

Investing activities used $998 in the first nine months of 2011, compared with $438 in the comparable period of 2010. The increase was primarily due to the purchase of the Sanex business for $960 which was funded with available cash, including the proceeds from the sale of the Company's Euro-denominated investment portfolio, and the issuance of commercial paper, partially offset by the sale of the Company's laundry detergent brands in Colombia for $215 ($135 net of tax gain). Additionally, in the third quarter of 2011, the Company's Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011 the Company received the first installment of $24 upon signing the agreement. Capital spending also increased in the first nine months of 2011 to $324 from $318 in the comparable period of 2010 and continues to focus primarily on projects that yield high aftertax returns. Overall capital expenditures for 2011 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $566 of cash during the first nine months of 2011 compared with $1,745 in the comparable period of 2010. This difference was primarily due to higher net proceeds from the issuance of debt.

Long-term debt, including the current portion, increased to $4,689 as of September 30, 2011 as compared to $3,376 as of December 31, 2010 and total debt increased to $4,756 as of September 30, 2011 as compared to $3,424 as of December 31, 2010. During the second quarter of 2011, the Company issued $250 of six-year notes at a fixed rate of 2.625% and $250 of three-year notes at a fixed rate of 1.250% under the Company’s shelf registration statement. Proceeds from the debt issuances were used to reduce commercial paper borrowings.

Commercial paper outstanding was $986 and $575 as of September 30, 2011 and 2010, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2011 and 2010 were $1,530 and $1,146, respectively. The maximum daily balance outstanding for commercial paper in the first nine months of 2011 and 2010 was $1,897 and $1,628, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2012.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2011, the Company increased the annualized common stock dividend by 12% to $2.27 per share effective in the second quarter of 2011. On September 8, 2011, the Company’s Board of Directors (the Board) authorized a share repurchase program that authorizes the repurchase of up to 50 million shares of the Company’s common stock.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Non-GAAP Financial Measures

This quarterly report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2011 is provided below.

Worldwide Gross profit margin, Operating profit, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this quarterly report on Form 10-Q both on a GAAP basis and excluding the impacts of the gain on the sale of the laundry detergent brands in Colombia, costs associated with various business realignment and other cost-saving initiatives, costs related to the sale of land in Mexico and the one-time charge related to the transition to hyperinflationary accounting in Venezuela (non-GAAP). Management believes these measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2011 and 2010 is presented below.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended September 30, 2011.

Three months ended September 30, 2011	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	0.5%	0.0%	3.0%
Latin America	15.5%	3.0%	(2.5)%	16.0%
Europe/South Pacific	(1.5)%	11.0%	9.0%	18.5%
Greater Asia/Africa	5.5%	3.5%	0.5%	9.5%
Total Oral, Personal and Home Care	6.0%	4.5%	2.0%	12.5%
Pet Nutrition	(1.0)%	4.0%	0.0%	3.0%
Total Company	5.0%	4.5%	1.5%	11.0%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the nine months ended September 30, 2011.

Nine months ended September 30, 2011	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	(2.0)%	0.5%	0.0%	(1.5)%
Latin America	10.5%	4.5%	(1.0)%	14.0%
Europe/South Pacific	(1.5)%	8.5%	3.0%	10.0%
Greater Asia/Africa	6.5%	4.0%	0.5%	11.0%
Total Oral, Personal and Home Care	3.5%	5.0%	0.5%	9.0%
Pet Nutrition	1.5%	4.0%	0.0%	5.5%
Total Company	3.5%	4.5%	0.5%	8.5%

The following table provides a quantitative reconciliation of various non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended September 30, 2011 and 2010.

	2011					2010
	As Reported	Gain on Colombia Brand Sale[1]	Business Realignment Initiatives[2]	Mexico Land Sale[3]	As Adjusted Non- GAAP	As Reported
Cost of Sales	$1,921		$28		$1,893	$1,599
Gross Profit	2,462		(28)		2,490	2,344
Gross profit margin	56.2%				56.8%	59.4%
Selling, general and administrative expenses	1,489		5		1,484	1,391
Other (income) expense, net	(62)	$(207)	135	$7	3	(5)
Operating profit	1,035	207	(168)	(7)	1,003	958
Operating profit margin	23.6%				22.9%	24.3%
Income before income taxes	1,025	207	(168)	(7)	993	945
Provisions for income taxes	349	72	(39)	(2)	318	300
Effective Tax Rate	34.0%				32.0%	31.7%
Net income including noncontrolling interests	676	135	(129)	(5)	675	645
Net income attributable to Colgate-Palmolive Company	$643	$135	$(128)	$(5)	$641	$619

Earnings per common share[4]
Basic	$1.32	$0.28	$(0.26)	$(0.01)	$1.32	$1.26
Diluted	$1.31	$0.27	$(0.26)	$(0.01)	$1.31	$1.21

[1] Represents the gain on the sale of the Company's laundry detergent brands in Colombia.

[2] Represents costs associated with various business realignment and other cost-saving initiatives.

[3] Represents costs related to the sale of land in Mexico.

[4] The impact of non-GAAP adjustments on basic and diluted earnings per share may not necessarily equal the difference between "As Reported" and "As Adjusted Non-GAAP" as a result of rounding.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of various non-GAAP financial measures to the most directly comparable GAAP financial measures for the nine months ended September 30, 2011 and 2010.

	2011					2010
	As Reported	Gain on Colombia Brand Sale[1]	Business Realignment Initiatives[2]	Mexico Land Sale[3]	As Adjusted Non- GAAP	As Reported[4]	Venezuela Hyper-inflationary[5]	As Adjusted Non-GAAP[4]
Cost of Sales	$5,365		$28		$5,337	$4,732		$4,732
Gross Profit	7,197		(28)		7,225	6,854		6,854
Gross profit margin	57.3%				57.5%	59.2%		59.2%
Selling, general and administrative expenses	4,314		5		4,309	4,038		4,038
Other (income) expense, net	(35)	$(207)	135	$7	30	232	$271	(39)
Operating profit	2,918	207	(168)	(7)	2,886	2,584	(271)	2,855
Operating profit margin	23.2%				23.0%	22.3%		24.6%
Income before income taxes	2,881	207	(168)	(7)	2,849	2,541	(271)	2,812
Provisions for Income taxes	952	72	(39)	(2)	921	879		879
Effective tax rate	33.0%				32.3%	34.6%		31.3%
Net income including noncontrolling interests	1,929	135	(129)	(5)	1,928	1,662	(271)	1933
Net income attributable to Colgate-Palmolive Company	$1,841	$135	$(128)	$(5)	$1,839	$1,579	$(271)	$1,850

Earnings per common share[6]
Basic	$3.76	$0.28	$(0.26)	$(0.01)	$3.75	$3.17	$(0.55)	$3.72
Diluted	$3.73	$0.27	$(0.26)	$(0.01)	$3.73	$3.07	$(0.52)	$3.59

[1] Represents the gain on the sale of the Company's laundry detergent brands in Colombia.

[2] Represents costs associated with various business realignment and other cost-saving initiatives.

[3] Represents costs related to the sale of land in Mexico.

[4] Includes a $46 pretax ($59 aftertax, $0.11 diluted earnings per share) gain related to the remeasurement of the Venezuelan balance sheet and lower taxes on accrued but unpaid remittances as a result of the currency devaluation on January 8, 2010.

[5] Represents the one-time charge related to the transition to hyperinflationary accounting in Venezuela as of January 1, 2010. This amount primarily represents the premium paid to acquire U.S. dollar-denominated cash and bonds. Prior to January 1, 2010, these assets had been remeasured at the parallel market rate and then translated for financial reporting purposes at the official rate of 2.15.

[6] The impact of non-GAAP adjustments on basic and diluted earnings per share may not necessarily equal the difference between "As Reported" and "As Adjusted Non-GAAP" as a result of rounding.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, in particular, in Venezuela, cost-reduction plans, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to us and the markets we serve, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, our ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers and our ability to continue lowering costs. For information about these and other factors that could impact our business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from July 1, 2011 through September 8, 2011 were repurchased pursuant to a program authorized by the Company’s Board of Directors on February 4, 2010 (the 2010 Program). On September 8, 2011, the Board authorized a new share repurchase program (the 2011 Program). The 2011 Program authorizes the repurchase of up to 50 million shares of the Company’s common stock. The Board also has authorized share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

COLGATE-PALMOLIVE COMPANY

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 through 31, 2011	580,839	$87.32	460,000	4,349,520
August 1 through 31, 2011	1,844,397	$85.42	1,820,000	2,529,520
September 1 through 30, 2011	1,773,624	$90.35	1,705,511	48,699,489
Total	4,198,860	$87.76	3,985,511
_______

(1)	Includes share repurchases under the 2010 Program and the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 213,349 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

(3)
In September, 405,000 shares were repurchased under the 2010 Program. Beginning on September 9, 2011, the maximum number of shares reflects the 50 million shares authorized for repurchase under the 2011 Program less the cumulative number of shares that have been purchased under the 2011 Program.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Amendment, dated July 14, 2011, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.

10-B	Amendment, dated July 14, 2011, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 27, 2011	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 27, 2011	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 27, 2011	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller