Form 10-Q
period 2012-03-31
COLGATE PALMOLIVE CO
filed 2012-04-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	477,246,617	March 31, 2012

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$4,200	$3,994
Cost of sales	1,763	1,663
Gross profit	2,437	2,331
Selling, general and administrative expenses	1,478	1,404
Other (income) expense, net	21	12
Operating profit	938	915
Interest expense, net	10	16
Income before income taxes	928	899
Provision for income taxes	295	292
Net income including noncontrolling interests	633	607
Less: Net income attributable to noncontrolling interests	40	31
Net income attributable to Colgate-Palmolive Company	$593	$576

Earnings per common share, basic	$1.24	$1.17

Earnings per common share, diluted	$1.23	$1.16

Dividends declared per common share*	$1.20	$1.11

* Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income including noncontrolling interests	$633	$607
Other comprehensive income, net of tax
Cumulative translation adjustments	179	121
Retirement Plan and other retiree benefit adjustments	14	14
Gains (losses) on available-for-sale securities	10	40
Unrealized gains (losses) on cash flow hedges	5	—
Total Other comprehensive income, net of tax	208	175
Total Comprehensive income including noncontrolling interests	841	782
Less: Net income attributable to noncontrolling interests	40	31
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	1
Total Comprehensive income attributable to noncontrolling interests	42	32
Total Comprehensive income attributable to Colgate-Palmolive Company	$799	$750

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$1,044	$878
Receivables (net of allowances of $56 and $49, respectively)	1,827	1,675
Inventories	1,400	1,327
Other current assets	578	522
Total current assets	4,849	4,402
Property, plant and equipment:
Cost	7,509	7,324
Less: Accumulated depreciation	(3,807)	(3,656)
	3,702	3,668
Goodwill, net	2,721	2,657
Other intangible assets, net	1,360	1,341
Deferred income taxes	87	115
Other assets	535	541
Total assets	$13,254	$12,724

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$38	$34
Current portion of long-term debt	334	346
Accounts payable	1,187	1,244
Accrued income taxes	436	392
Other accruals	2,112	1,700
Total current liabilities	4,107	3,716

Long-term debt	4,595	4,430
Deferred income taxes	248	252
Other liabilities	1,808	1,785

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,346	1,336
Retained earnings	15,670	15,649
Accumulated other comprehensive income (loss)	(2,269)	(2,475)
Unearned compensation	(41)	(60)
Treasury stock, at cost	(13,149)	(12,808)
Total Colgate-Palmolive Company shareholders’ equity	2,290	2,375
Noncontrolling interests	206	166
Total shareholders’ equity	2,496	2,541
Total liabilities and shareholders’ equity	$13,254	$12,724

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income including noncontrolling interests	$633	$607
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	106	99
Restructuring and termination benefits, net of cash	(17)	(13)
Stock-based compensation expense	29	38
Deferred income taxes	22	8
Cash effects of changes in:
Receivables	(90)	(157)
Inventories	(38)	(85)
Accounts payable and other accruals	(35)	153
Other non-current assets and liabilities	52	30
Net cash provided by operations	662	680
Investing Activities
Capital expenditures	(60)	(78)
Purchases of marketable securities and investments	(51)	(49)
Proceeds from sale of marketable securities and investments	32	36
Other	38	20
Net cash used in investing activities	(41)	(71)
Financing Activities
Principal payments on debt	(1,013)	(1,243)
Proceeds from issuance of debt	1,183	1,635
Dividends paid	(278)	(261)
Purchases of treasury shares	(463)	(580)
Proceeds from exercise of stock options and excess tax benefits	106	32
Net cash provided by (used in) financing activities	(465)	(417)
Effect of exchange rate changes on Cash and cash equivalents	10	4
Net increase (decrease) in Cash and cash equivalents	166	196
Cash and cash equivalents at beginning of the period	878	490
Cash and cash equivalents at end of the period	$1,044	$686
Supplemental Cash Flow Information
Income taxes paid	$223	$144

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

For a complete set of financial notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the current option to disclose other comprehensive income and its components in the statement of changes in equity. As permitted under ASU No. 2011-05, the Company has elected to present items of net income and other comprehensive income in two separate consecutive statements beginning in the first quarter of 2012.

4.	Acquisitions and Divestitures

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
Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. For the year ended December 31, 2011, Other (income) expense, net included $12 in transaction costs related to the acquisition.

Sale of Detergent Business in Colombia

In connection with the Sanex acquisition, Colgate sold its laundry detergent business in Colombia to Unilever for $215. The detergent sale closed on July 29, 2011 and, as a result of the sale, the Company recognized a pretax gain of $207 ($135 aftertax gain) in the third quarter of 2011. These operations were not material to the Company's annual Net sales, Net income or Earnings per share.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. The Company intends to re-invest these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition. In 2011, the Company recorded $13 of pretax costs ($9 of aftertax costs) related to the sale. In the first quarter of 2012, the Company incurred an additional $7 of pretax costs ($5 of aftertax costs) related to the sale.

5.	Inventories

Inventories by major class are as follows:

	March 31, 2012	December 31, 2011
Raw materials and supplies	$326	$319
Work-in-process	67	54
Finished goods	1,007	954
Total Inventories	$1,400	$1,327

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2012 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, December 31, 2011	$733	$1,336	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income					593		40
Other comprehensive income, net of tax						206	2
Dividends					(572)		(2)
Stock-based compensation expense		29
Shares issued for stock options		22		80
Shares issued for restricted stock awards		(42)		42
Treasury stock acquired				(463)
Other		1	19
Balance, March 31, 2012	$733	$1,346	$(41)	$(13,149)	$15,670	$(2,269)	$206

Accumulated Other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

7.	Earnings Per Share

	Three Months Ended
	March 31, 2012			March 31, 2011
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$593			$576
Basic EPS	593	480.1	$1.24	576	493.4	$1.17
Stock options and restricted stock		3.8			3.2
Diluted EPS	$593	483.9	$1.23	$576	496.6	$1.16

As of March 31, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 2,987,600 and 4,214,263, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$7	$7	$5	$5	$3	$3
Interest cost	25	26	9	9	11	11
Annual ESOP allocation	—	—	—	—	—	(1)
Expected return on plan assets	(28)	(28)	(6)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	2	—	1	1	2
Amortization of actuarial loss	15	11	2	2	4	5
Net periodic benefit cost	$21	$18	$10	$10	$18	$19

9.	Contingencies

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

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, all U.S. federal income tax returns through December 31, 2007 have been audited by the IRS and there are limited matters in administrative appeals for years 2002 through 2007, the settlement of which is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S., state and local income tax examinations for the years prior to 2007. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years. Estimated incremental tax payments related to potential disallowances for subsequent periods are not expected to be material.

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

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council) and, on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings that began as a result of this Central Bank matter are still outstanding as described below.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $69, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

Fines have been imposed on the Company in the following matters, although, as noted below, the Company is appealing or intends to appeal these fines:

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

▪
In December 2011, the French competition law authority found that four consumer goods companies had entered into agreements on pricing and promotion of heavy duty detergents for which Colgate’s French subsidiary was fined $46 in connection with a divested business. The Company is appealing the fine in the French courts.

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s France subsidiary, had violated the competition law, for which it imposed a fine of $6 on the Company’s Hill’s France subsidiary for alleged restrictions on exports from France. The Company intends to appeal the fine in the French courts.

In addition, the German competition law authority has issued a formal claim of violations alleging that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market. The Company has responded to this formal claim of violations.

Investigations are ongoing in Belgium, Denmark, France and Greece, but no formal claims of violations have been filed in these jurisdictions except in the two French matters noted above.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2012	2011
Net sales
Oral, Personal and Home Care
North America	$755	$718
Latin America	1,170	1,097
Europe/South Pacific	854	832
Greater Asia/Africa	879	813
Total Oral, Personal and Home Care	3,658	3,460
Pet Nutrition	542	534
Total Net sales	$4,200	$3,994

Operating profit
Oral, Personal and Home Care
North America	$183	$192
Latin America	344	326
Europe/South Pacific	183	185
Greater Asia/Africa	220	203
Total Oral, Personal and Home Care	930	906
Pet Nutrition	148	141
Corporate	(140)	(132)
Total Operating profit	$938	$915

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three months ended March 31, 2012, Corporate Operating profit includes costs of $5 associated with various business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico. The various business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the sale of land in Mexico, refer to Note 4.

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

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). Foreign currency contracts consist of forward, option and swap contracts utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities arising in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2012 and December 31, 2011:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/12	12/31/11		3/31/12	12/31/11
Interest rate swap contracts	Other current assets	$—	$2	Other accruals	$—	$—
Interest rate swap contracts	Other assets	38	40	Other liabilities	—	2
Foreign currency contracts	Other current assets	11	8	Other accruals	6	6
Foreign currency contracts	Other assets	8	28	Other liabilities	—	—
Commodity contracts	Other current assets	2	—	Other accruals	—	1
Total designated		$59	$78		$6	$9

Derivatives not designated
Foreign currency contracts	Other assets	$—	$3	Other accruals	$—	$—
Total not designated		$—	$3		$—	$—

Total derivative instruments		$59	$81		$6	$9

Other financial instruments
Marketable securities	Other current assets	$82	$72
Available-for-sale securities	Other assets	261	236
Total other financial instruments		$343	$308

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2012 and December 31, 2011. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2012 and December 31, 2011, was $5,292 and $5,121, respectively, and the related carrying value was $4,929 and $4,776, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the three-month periods ended March 31, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$674	$1,668	$2,342	$917	$788	$1,705
Gain (loss) on derivative	1	(2)	(1)	6	(3)	3
Gain (loss) on hedged items	(1)	2	1	(6)	3	(3)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended March 31, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$474	$27	$501	$359	$26	$385
Gain (loss) recognized in OCI	6	2	8	(3)	2	(1)
Gain (loss) reclassified into Cost of sales	1	(1)	—	(4)	3	(1)

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

Activity related to net investment hedges recorded during the three-month periods ended March 31, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$537	$251	$788	$218	$312	$530
Gain (loss) on instruments	(19)	(6)	(25)	(7)	(14)	(21)
Gain (loss) on hedged items	14	6	20	7	14	21

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

Activity related to these contracts during the three-month periods ended March 31, 2012 and 2011 was as follows:

	2012	2011
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$96	$90
Gain (loss) on instrument	(3)	(4)
Gain (loss) on hedged item	3	4

Other Financial Instruments

Marketable securities primarily consist of bank deposits with original maturities greater than 90 days (Level 1 valuation).

Available-for-sale securities consist of the fixed income investments discussed below.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 as their value is determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2012, these investments have a fair market value of $251.

In January 2012, through its subsidiary in Venezuela, the Company also invested $9 in fixed interest rate bonds issued by the Venezuelan government that are actively traded and, therefore, are considered Level 2 as their value is determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2012, these investments have a fair market value of $10.

The following table presents a reconciliation of the Venezuelan investments at fair value for the three months ended March 31:

	2012	2011
Beginning balance as of January 1	$236	$96
Unrealized gain (loss) on investment	16	62
Purchases and sales during the period	9	44
Ending balance as of March 31	$261	$202

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, the U.S. dollar-linked, devaluation-protected bonds revalued and the Company recorded an unrealized gain of $62 in the first quarter of 2011. For further information regarding Venezuela, refer to Note 12 below.

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

On January 8, 2010, the Venezuelan government announced its decision to devalue its currency and implement a two-tier exchange rate structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods. The devaluation resulted in a one-time pretax gain of $46 recorded in Other (income) expense and an aftertax gain of $59 in the first quarter of 2010. In December 2010, the Venezuelan government announced that, effective January 1, 2011, the 2.60 exchange rate for essential goods would be abolished. As a result, CP Venezuela incurred an aftertax loss of $36 in the fourth quarter of 2010.

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 4.30. For the quarter ended March 31, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At March 31, 2012, CP Venezuela’s bolivar fuerte-denominated net monetary asset position was approximately $370. This amount does not include $251 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance. As described in Note 11, these bonds are considered a Level 2 investment.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales (including volume, pricing and foreign exchange components), organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments), gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls.

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

The investments needed to support growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as the Company’s funding-the-growth initiatives, the Company seeks to become even more effective and efficient throughout its businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses and distribution and logistics and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

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

On July 29, 2011, in connection with the Sanex acquisition, Colgate sold its laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

costs of $224 ($177 aftertax costs) associated with the implementation of various business realignment and other cost-saving initiatives, the sale of land in Mexico discussed below and a competition law matter in France related to a divested detergent business as discussed in Note 9 “Contingencies” to the Condensed Consolidated Financial Statements. The various business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, CA. In the first quarter of 2012, the Company incurred aftertax costs of $3 associated with various business realignment and other cost-saving initiatives and aftertax costs of $5 related to the sale of land in Mexico.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

In particular, the Company has been impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte, described more fully in Note 12 “Venezuela” to the Condensed Consolidated Financial Statements. In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. Under existing regulations, CP Venezuela is not permitted to access the currency market established in 2010, but continues to have limited access to U.S. dollars at the official rate, and currently only for imported goods. As a result, CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from the government at the official rate, intercompany borrowings, the use of import brokers and other financial intermediaries and existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. New price controls previously announced by the government became effective April 1, 2012, affecting most products in CP Venezuela’s portfolio. As a result, the Company’s ability to implement its pricing strategies, one of the Company’s mechanisms to offset the effects of continued high inflation, is now even more limited.

The Company’s business in Venezuela and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions. For the three months ended March 31, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At March 31, 2012, CP Venezuela’s local currency net monetary asset position was approximately $370.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which we operate has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from other large multinational companies, some of which have greater resources than we do. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, we continue to experience volatile foreign currency fluctuations and high commodity costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

Results of Operations

Worldwide Net sales were $4,200 in the first quarter of 2012, up 5.0% from the first quarter of 2011, as volume growth of 3.5% and net selling price increases of 3.5% were partially offset by a negative foreign exchange impact of 2.0%. Excluding the impact of the divestment of non-core laundry detergent business in Colombia, volume increased 4.5%. The Sanex business contributed 1.5% to worldwide Net sales and volume growth in the first quarter of 2012. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 6.5%, on organic volume growth of 3.0% in the first quarter of 2012. Organic volume growth excludes the impact of acquisitions and divestments.

Net sales in the Oral, Personal and Home Care segment were $3,658 in the first quarter of 2012, up 6.0% from the first quarter of 2011, as volume growth of 4.5% and net selling price increases of 4.0% were partially offset by a negative foreign exchange impact of 2.5%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 5.5%. The Sanex business contributed 2.0% to Net sales and volume growth in the segment in the first quarter of 2012. Organic sales in the Oral, Personal and Home Care segment increased 7.5% on organic volume growth of 3.5% in the first quarter of 2012.

Gross Profit/Margin

Worldwide Gross profit increased 5.0% to $2,437 in the first quarter of 2012 from $2,331 in the first quarter of 2011. Excluding the impact of costs related to the sale of land in Mexico ($7) and costs associated with business realignment and other cost-saving initiatives ($2), Gross profit increased to $2,446 in the first quarter of 2012.

Worldwide Gross profit margin decreased to 58.0% in the first quarter of 2012 from 58.4% in the first quarter of 2011. Excluding the impact of costs primarily related to the sale of land in Mexico of 20 basis points (bps), gross profit margin was 58.2% in the first quarter of 2012. The decrease in the first quarter of 2012 was primarily due to higher raw and packaging material costs driven by global commodity cost increases in the second half of 2011 (280 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps) and by higher pricing (140 bps).

	Three Months Ended March 31,
	2012	2011
Gross profit, GAAP	$2,437	$2,331
Costs related to the sale of land in Mexico	7	—
Business realignment and other cost-saving initiatives	2	—
Gross profit, non-GAAP	$2,446	$2,331

	Three Months Ended March 31,
	2012	2011	Basis Point Change
Gross profit margin, GAAP	58.0%	58.4%	(40)
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	—%	—
Gross profit margin, non-GAAP	58.2%	58.4%	(20)

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 5.0% to $1,478 in the first quarter of 2012 from $1,404 in the first quarter of 2011. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives, Selling, general and administrative expenses increased to $1,471 in the first quarter of 2012.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales were 35.2% in the first quarter of 2012, even with the year ago quarter. Excluding the impact of costs primarily related to the business realignment and other cost-saving initiatives, Selling, general and administrative expenses were 35.0%, a decrease of 20 bps as compared to the year ago quarter. This decrease was a result of higher advertising expenses as a percentage of Net sales, which were more than offset by lower overhead costs. In the first quarter of 2012, advertising increased 7.2% to $448 as compared with $418 in the first quarter of 2011 and increased as a percentage of Net sales to 10.7% in the first quarter of 2012 from 10.5% in the first quarter of 2011.

	Three Months Ended March 31,
	2012	2011
Selling, general and administrative expenses, GAAP	$1,478	$1,404
Business realignment and other cost-saving initiatives	(7)	—
Selling, general and administrative expenses, non-GAAP	$1,471	$1,404

	Three Months Ended March 31,
	2012	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.2%	35.2%	—
Business realignment and other cost-saving initiatives	(0.2)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.0%	35.2%	(20)

Other (income) expense, net

Other (income) expense, net was $21 in the first quarter of 2012 as compared with $12 in the first quarter of 2011, primarily due to higher amortization of intangible assets related to the acquisition of Sanex on June 20, 2011.

Operating Profit

Operating profit increased 3% to $938 in the first quarter of 2012 from $915 in the first quarter of 2011 primarily due to strong sales growth. Excluding the impact of costs associated with the sale of land in Mexico ($7) and business realignment and other cost-saving initiatives ($5), Operating profit increased 4% to $950 in the first quarter of 2012 as compared to the first quarter of 2011.

Operating Profit as a percentage of Net sales was 22.3%, a decrease of 60 bps compared to the year ago quarter. Excluding the impact of costs associated with the sale of land in Mexico (20 bps) and business realignment and other cost-saving initiatives (10 bps), Operating profit margin decreased 30 bps to 22.6% in the first quarter of 2012 as compared to 22.9% in the first quarter of 2011. This decrease of 30 bps is mainly due to a decrease in Gross profit margin and an increase in Other (income) expense, net as a percentage of Net sales, partially offset by a decrease in Selling, general and administrative expenses as a percentage of Net sales.

	Three Months Ended March 31,
	2012	2011	% Change
Operating profit, GAAP	$938	$915	3%
Costs related to the sale of land in Mexico	7	—
Business realignment and other cost-saving initiatives	5	—
Operating profit, non-GAAP	$950	$915	4%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2012	2011	Basis Point Change
Operating profit margin, GAAP	22.3%	22.9%	(60)
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	0.1%	—
Operating profit margin, non-GAAP	22.6%	22.9%	(30)

Net Sales and Operating Profit by Segment

North America

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$755	$718	5.0%
Operating profit	$183	$192	(5)%
% of Net sales	24.2%	26.7%	(250)	bps

Net sales in North America increased 5.0% in the first quarter of 2012 to $755, as volume growth of 5.0% and net selling price increases of 0.5% were partially offset by a negative foreign exchange impact of 0.5%. Organic sales in North America increased 5.5% in the first quarter of 2012.

Operating profit in North America decreased 5% in the first quarter of 2012 to $183, or 24.2% of Net sales. The decrease in Operating profit as a percentage of Net sales was as a result of a decrease in Gross profit and an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases in the second half of 2011, which were partially offset by cost savings from the Company’s funding-the-growth initiatives. This increase in Selling, general and administrative expenses was driven by higher advertising expenses, which more than offset a reduction in overhead expenses, both as a percentage of Net sales.

Latin America

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$1,170	$1,097	6.5%
Operating profit	$344	$326	6%
% of Net sales	29.4%	29.7%	(30)	bps

Net sales in Latin America increased 6.5% in the first quarter of 2012 to $1,170, as volume growth of 1.0% and net selling price increases of 10.0% were partially offset by a negative foreign exchange impact of 4.5%. The divestment of the non-core laundry detergent business in Colombia had an impact of 2.5% on sales and volume growth in Latin America. Organic sales in Latin America increased 13.5% in the first quarter of 2012. Volume gains were led by Brazil, Mexico and Central America and were partially offset by declines in Venezuela.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in Latin America increased 6% in the first quarter of 2012 to $344, driven by strong sales growth, while as a percentage of Net sales it decreased to 29.4%. The decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses and Other (income) expense, net, which was partially offset by an increase in Gross profit, all as a percentage of Net sales. This increase in Selling, general and administrative expenses and Other (income) expense, net was primarily due to inflation and foreign exchange. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs reflecting global commodity cost increases in the second half of 2011.

Europe/South Pacific

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$854	$832	2.5%
Operating profit	$183	$185	(1)%
% of Net sales	21.4%	22.2%	(80)	bps

Net sales in Europe/South Pacific increased 2.5% in the first quarter of 2012 to $854, as volume growth of 7.0% was partially offset by net selling price decreases of 2.5% and a negative impact of foreign exchange of 2.0%. The Sanex business contributed 6.5% to Europe/South Pacific sales and volume growth in the first quarter of 2012. Organic sales in Europe/South Pacific decreased by 2.0% in the first quarter of 2012 on organic volume growth of 0.5%. Volume gains were led by the United Kingdom, France, Iberia and Australia.

Operating profit in Europe/South Pacific decreased 1% in the first quarter of 2012 to $183, or 21.4% of Net sales. The decrease in Operating profit was due to an increase in Other (income) expense, net, which was partially offset by an increase in Gross profit, both as a percentage of Net sales. This increase in Other (income) expense, net was primarily due to higher amortization of intangible assets related to the Sanex acquisition, which was finalized in June 2011. This increase in Gross profit was driven by savings from the Company’s funding-the-growth initiatives, which were partially offset by lower pricing and higher raw and packaging material costs reflecting global commodity cost increases in the second half of 2011.

Greater Asia/Africa

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$879	$813	8.0%
Operating profit	$220	$203	8%
% of Net sales	25.0%	25.0%	—	bps

Net sales in Greater Asia/Africa increased 8.0% in the first quarter of 2012 to $879, as volume growth of 6.0% and net selling price increases of 5.0% were partially offset by a negative impact of foreign exchange of 3.0%. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth in the first quarter of 2012. Organic sales in Greater Asia/Africa grew 10.5% on organic volume growth of 5.5% in the first quarter of 2012. Volume gains were led by the Greater China region, India and the Philippines and were partially offset by volume declines in South Africa.

Operating profit in Greater Asia/Africa increased 8% in the first quarter of 2012 to $220, driven by strong sales growth. Operating profit as a percentage of Net sales was 25.0%, even with the year ago quarter. This was a result of a decrease in Gross profit, which was fully offset by a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases in the second half of 2011, partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives. This decrease in Selling, general and administrative expenses was due to lower advertising expenses, partially offset by an increase in overhead expenses.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Pet Nutrition

	Three Months Ended March 31,
	2012	2011	Change
Net sales	$542	$534	1.5%
Operating profit	$148	$141	5%
% of Net sales	27.3%	26.4%	90	bps

Net sales for Hill’s Pet Nutrition increased 1.5% in the first quarter of 2012 to $542, as net selling price increases of 3.5% were partially offset by a volume decline of 1.5% and a negative foreign exchange impact of 0.5%. Organic sales in Hill’s Pet Nutrition increased 2.0% in the first quarter of 2012. Volume declines in the United States were partially offset by volume gains in Australia.

Operating profit in Hill’s Pet Nutrition increased 5% in the first quarter of 2012 to $148, or 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs reflecting global commodity cost increases in the second half of 2011. This increase in Selling, general and administrative expenses was due to higher advertising expenses.

Corporate

	Three Months Ended March 31,
	2012	2011	Change
Operating profit	$(140)	$(132)	6%

Operating profit (loss) related to Corporate was ($140) in the first quarter of 2012 as compared to ($132) in the first quarter of 2011. In the first quarter of 2012, Corporate Operating profit (loss) includes costs of $5 associated with various business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico.

Interest expense, net

Interest expense, net decreased to $10 for the three months ended March 31, 2012 as compared with $16 in the comparable period of 2011, due to an increase in interest income.

Income taxes

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.8%, consistent with the full year effective income tax rate in 2011.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2012 increased to $593 from $576 in the comparable 2011 period, and earnings per common share on a diluted basis increased to $1.23 per share from $1.16 per share in the comparable 2011 period. Net income attributable to Colgate-Palmolive Company for the first quarter of 2012 included aftertax costs of $5 related to the sale of land in Mexico and aftertax costs of $3 associated with various business realignment and other cost-saving initiatives.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the first quarter of 2012 increased 4% to $601 and earnings per share on a diluted basis increased 7% to $1.24.

	Three Months Ended March 31,
	2012	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$593	$576	3%
Costs related to the sale of land in Mexico	5	—
Business realignment and other cost-saving initiatives	3	—
Net income attributable to Colgate-Palmolive Company, non-GAAP	$601	$576	4%

	Three Months Ended March 31,
	2012	2011	% Change
Diluted earnings per common share, GAAP	$1.23	$1.16	6%
Costs related to the sale of land in Mexico	0.01	—
Business realignment and other cost-saving initiatives	—	—
Diluted earnings per common share, non-GAAP	$1.24	$1.16	7%

Liquidity and Capital Resources

Net cash provided by operations decreased 3% to $662 in the first quarter of 2012, compared with $680 in the comparable period of 2011. The decrease in the first quarter of 2012 was primarily due to higher income tax payments and a fine paid for the French competition matter related to a divested detergent business.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to (0.1%) of Net sales in the first quarter of 2012 as compared with (0.6%) in the first quarter of 2011. The increase in working capital as a percentage of Net sales in the first quarter of 2012 versus the comparable period of 2011 was primarily due to higher levels of accounts receivable and inventory, although both accounts receivable days sales outstanding and inventory days cover improved versus a year ago.

Investing activities used $41 in the first quarter of 2012, compared with $71 in the comparable period of 2011 as capital spending decreased in the first quarter of 2012 to $60 from $78 in the comparable period of 2011. The Company continues to focus its capital spending on projects that yield high aftertax returns. Overall capital expenditures for 2012 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $465 of cash during the first quarter of 2012 compared with $417 in the comparable period of 2011. The increase was primarily due to lower net borrowings, partially offset by lower repurchases of common stock.

Long-term debt, including the current portion, increased to $4,929 as of March 31, 2012 as compared to $4,776 as of December 31, 2011 and total debt increased to $4,967 as of March 31, 2012 as compared to $4,810 as of December 31, 2011.

Commercial paper outstanding was $832 and $547 as of March 31, 2012 and 2011, respectively. The average daily balances outstanding for commercial paper in the first quarter of 2012 and 2011 were $1,487 and $1,340, respectively. The maximum daily balance outstanding for commercial paper in the first quarter of 2012 and 2011 were $1,777 and $1,757, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2016.

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

In the first quarter of 2012, the Company increased the annualized common stock dividend by 7% to $2.48 per share effective in the second quarter of 2012. On September 8, 2011, the Company’s Board of Directors (the Board) approved a share repurchase program that authorizes the repurchase of up to 50 million shares of the Company’s common stock.

Cash and cash equivalents increased $166 during the first quarter of 2012 to $1,044 at March 31, 2012, compared to $878 at December 31, 2011. $1,018 and $824 of these amounts were held by the Company’s foreign subsidiaries at March 31, 2012 and December 31, 2011, respectively.

Approximately 40% of Cash and cash equivalents at March 31, 2012 and December 31, 2011 is subject to currency exchange controls in Venezuela, limiting the amount of Cash and cash equivalents held by the Company's foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2011, the Company had approximately $3,500 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. Determining the tax liability that would arise if these earnings were repatriated is not practicable.

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2012 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Operating profit, Operating profit margin, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the impacts of costs associated with various business realignment and other cost-saving initiatives and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2012 and 2011 is presented within each section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2012.

Three months ended March 31, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	5.5%	(0.5)%	0.0%	5.0%
Latin America	13.5%	(4.5)%	(2.5)%	6.5%
Europe/South Pacific	(2.0)%	(2.0)%	6.5%	2.5%
Greater Asia/Africa	10.5%	(3.0)%	0.5%	8.0%
Total Oral, Personal and Home Care	7.5%	(2.5)%	1.0%	6.0%
Pet Nutrition	2.0%	(0.5)%	0.0%	1.5%
Total Company	6.5%	(2.0)%	0.5%	5.0%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange and price controls, including in Venezuela, cost-reduction plans, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price controls, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers and the ability to continue lowering costs. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 12 to the Consolidated Financial Statements included therein and Note 9 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program approved by the Board on September 8, 2011 (the 2011 Program) authorizes the repurchase of up to 50 million shares of the Company’s common stock. The Board’s authorization also provides for share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

COLGATE-PALMOLIVE COMPANY

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2012	739,950	$90.49	705,000	43,344,489
February 1 through 29, 2012	2,230,505	$92.34	1,960,000	41,384,489
March 1 through 31, 2012	1,935,608	$94.80	1,880,000	39,504,489
Total	4,906,063	$93.03	4,545,000
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 361,063 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 26, 2012	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 26, 2012	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 26, 2012	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller