Form 10-Q
period 2012-06-30
COLGATE PALMOLIVE CO
filed 2012-07-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
___________________________

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	474,169,670	June 30, 2012

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$4,267	$4,185	$8,467	$8,179
Cost of sales	1,806	1,781	3,569	3,444
Gross profit	2,461	2,404	4,898	4,735
Selling, general and administrative expenses	1,464	1,421	2,942	2,825
Other (income) expense, net	15	15	36	27
Operating profit	982	968	1,920	1,883
Interest expense, net	6	11	16	27
Income before income taxes	976	957	1,904	1,856
Provision for income taxes	311	311	606	603
Net income including noncontrolling interests	665	646	1,298	1,253
Less: Net income attributable to noncontrolling interests	38	24	78	55
Net income attributable to Colgate-Palmolive Company	$627	$622	$1,220	$1,198

Earnings per common share, basic	$1.31	$1.27	$2.55	$2.44

Earnings per common share, diluted	$1.30	$1.26	$2.53	$2.42

Dividends declared per common share*	$—	$—	$1.20	$1.11

* Two dividends were declared in the first quarters of 2012 and 2011.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$665	$646	$1,298	$1,253
Other comprehensive income, net of tax
Cumulative translation adjustments	(291)	176	(112)	297
Retirement Plan and other retiree benefit adjustments	(4)	14	10	28
Gains (losses) on available-for-sale securities	4	8	14	48
Unrealized gains (losses) on cash flow hedges	—	(4)	5	(4)
Total Other comprehensive income, net of tax	(291)	194	(83)	369
Total Comprehensive income including noncontrolling interests	374	840	1,215	1,622
Less: Net income attributable to noncontrolling interests	38	24	78	55
Less: Cumulative translation adjustments attributable to noncontrolling interests	(6)	1	(4)	2
Total Comprehensive income attributable to noncontrolling interests	32	25	74	57
Total Comprehensive income attributable to Colgate-Palmolive Company	$342	$815	$1,141	$1,565

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$995	$878
Receivables (net of allowances of $54 and $49, respectively)	1,785	1,675
Inventories	1,368	1,327
Other current assets	687	522
Total current assets	4,835	4,402
Property, plant and equipment:
Cost	7,427	7,324
Less: Accumulated depreciation	(3,802)	(3,656)
	3,625	3,668
Goodwill, net	2,611	2,657
Other intangible assets, net	1,316	1,341
Deferred income taxes	84	115
Other assets	682	541
Total assets	$13,153	$12,724

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$43	$34
Current portion of long-term debt	252	346
Accounts payable	1,226	1,244
Accrued income taxes	288	392
Other accruals	1,757	1,700
Total current liabilities	3,566	3,716

Long-term debt	5,068	4,430
Deferred income taxes	272	252
Other liabilities	1,737	1,785

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,387	1,336
Retained earnings	16,294	15,649
Accumulated other comprehensive income (loss)	(2,554)	(2,475)
Unearned compensation	(39)	(60)
Treasury stock, at cost	(13,515)	(12,808)
Total Colgate-Palmolive Company shareholders’ equity	2,306	2,375
Noncontrolling interests	204	166
Total shareholders’ equity	2,510	2,541
Total liabilities and shareholders’ equity	$13,153	$12,724

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income including noncontrolling interests	$1,298	$1,253
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	211	202
Restructuring and termination benefits, net of cash	(27)	(31)
Voluntary benefit plan contributions	(100)	(100)
Stock-based compensation expense	48	56
Deferred income taxes	14	46
Cash effects of changes in:
Receivables	(119)	(153)
Inventories	(46)	(148)
Accounts payable and other accruals	(148)	(19)
Other non-current assets and liabilities	62	48
Net cash provided by operations	1,193	1,154
Investing Activities
Capital expenditures	(189)	(225)
Purchases of marketable securities and investments	(219)	(80)
Proceeds from sale of marketable securities and investments	71	171
Payment for acquisitions, net of cash acquired	(29)	(960)
Other	45	(17)
Net cash used in investing activities	(321)	(1,111)
Financing Activities
Principal payments on debt	(2,307)	(1,869)
Proceeds from issuance of debt	2,873	3,433
Dividends paid	(593)	(568)
Purchases of treasury shares	(894)	(1,017)
Proceeds from exercise of stock options and excess tax benefits	191	220
Net cash provided by (used in) financing activities	(730)	199
Effect of exchange rate changes on Cash and cash equivalents	(25)	7
Net increase (decrease) in Cash and cash equivalents	117	249
Cash and cash equivalents at beginning of the period	878	490
Cash and cash equivalents at end of the period	$995	$739
Supplemental Cash Flow Information
Income taxes paid	$682	$513

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to disclose other comprehensive income and its components in the statement of changes in equity. As permitted under ASU No. 2011-05, the Company elected to present items of net income and other comprehensive income in two separate consecutive statements beginning in the first quarter of 2012.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Goodwill of $411 was allocated between the Europe/South Pacific segment (90%) and the Greater Asia/Africa segment (10%). The Company expects that substantially all of the goodwill will be deductible for tax purposes. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. For the six months ended June 30, 2011, Other (income) expense, net included $10 in transaction costs related to the acquisition, of which $7 related to the second quarter.

Sale of Detergent Business in Colombia

In connection with the Sanex acquisition, Colgate sold its laundry detergent business in Colombia to Unilever for $215. The detergent sale closed on July 29, 2011 and, as a result of the sale, the Company recognized a pretax gain of $207 ($135 aftertax gain) in the third quarter of 2011. These operations were not material to the Company’s Net sales, Net income or Earnings per share.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2011, the Company recorded $13 of pretax costs ($9 of aftertax costs) related to the sale. During the six months ended June 30, 2012, the Company incurred an additional $13 of pretax costs ($10 of aftertax costs) related to the sale, of which $6 of pretax costs ($5 of aftertax costs) relate to the second quarter.

5.	Inventories

Inventories by major class are as follows:

	June 30, 2012	December 31, 2011
Raw materials and supplies	$323	$319
Work-in-process	68	54
Finished goods	977	954
Total Inventories	$1,368	$1,327

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2012 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$733	$1,336	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income					1,220		78
Other comprehensive income, net of tax						(79)	(4)
Dividends					(575)		(18)
Stock-based compensation expense		48
Shares issued for stock options		42		143
Shares issued for restricted stock awards		(44)		44
Treasury stock acquired				(894)
Other		5	21				(18)
Balance, June 30, 2012	$733	$1,387	$(39)	$(13,515)	$16,294	$(2,554)	$204

Accumulated Other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

7.	Earnings Per Share

	Three Months Ended
	June 30, 2012			June 30, 2011
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$627			$622
Basic EPS	627	477.3	$1.31	622	489.5	$1.27
Stock options and restricted stock		4.0			3.8
Diluted EPS	$627	481.3	$1.30	$622	493.3	$1.26

For the three months ended June 30, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 405,780 and 18,734, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30, 2012			June 30, 2011
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,220			$1,198
Basic EPS	1,220	478.7	$2.55	1,198	491.5	$2.44
Stock options and restricted stock		3.9			3.4
Diluted EPS	$1,220	482.6	$2.53	$1,198	494.9	$2.42

For the six months ended June 30, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 2,070,202 and 34,719, respectively.

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$7	$6	$6	$5	$3	$3
Interest cost	24	25	8	10	10	10
Annual ESOP allocation	—	—	—	—	(1)	—
Expected return on plan assets	(28)	(28)	(6)	(7)	—	—
Amortization of transition and prior service costs (credits)	3	3	—	1	1	1
Amortization of actuarial loss	14	12	3	3	4	4
Net periodic benefit cost	$20	$18	$11	$12	$17	$18

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$14	$13	$11	$10	$6	$6
Interest cost	49	51	17	19	21	21
Annual ESOP allocation	—	—	—	—	(1)	(1)
Expected return on plan assets	(56)	(56)	(12)	(14)	(1)	(1)
Amortization of transition and prior service costs (credits)	5	5	—	2	2	3
Amortization of actuarial loss	29	23	5	5	8	9
Net periodic benefit cost	$41	$36	$21	$22	$35	$37

For each of the six months ended June 30, 2012 and 2011, the Company made voluntary contributions of $100 to its U.S. postretirement plans.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $225 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $129. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $77, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company plans to appeal this decision. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

Fines have been imposed on the Company in the following matters, although, as noted below, the Company is appealing each of these fines:

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

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s France subsidiary, had violated the competition law, for which it imposed a fine of $6 on the Company’s Hill’s France subsidiary for alleged restrictions on exports from France. The Company is appealing the fine in the French courts.

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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include costs related to stock options and restricted stock awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company in order to measure the underlying performance of the business segments.

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales
Oral, Personal and Home Care
North America	$758	$744	$1,513	$1,462
Latin America	1,269	1,231	2,439	2,328
Europe/South Pacific	850	857	1,704	1,689
Greater Asia/Africa	859	816	1,738	1,629
Total Oral, Personal and Home Care	3,736	3,648	7,394	7,108
Pet Nutrition	531	537	1,073	1,071
Total Net sales	$4,267	$4,185	$8,467	$8,179

Operating profit
Oral, Personal and Home Care
North America	$196	$194	$379	$386
Latin America	367	360	711	686
Europe/South Pacific	179	170	362	355
Greater Asia/Africa	220	199	440	402
Total Oral, Personal and Home Care	962	923	1,892	1,829
Pet Nutrition	145	140	293	281
Corporate	(125)	(95)	(265)	(227)
Total Operating profit	$982	$968	$1,920	$1,883

For the six months ended June 30, 2012, Corporate Operating profit includes costs of $18 associated with the business realignment and other cost-saving initiatives and costs of $13 related to the sale of land in Mexico. For the three months ended June 30, 2012, Corporate Operating profit includes costs of $13 associated with the business realignment and other cost-saving initiatives and costs of $6 related to the sale of land in Mexico. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the sale of land in Mexico, refer to Note 4.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2012 and December 31, 2011:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/12	12/31/11		6/30/12	12/31/11
Interest rate swap contracts	Other current assets	$7	$2	Other accruals	$—	$—
Interest rate swap contracts	Other assets	38	40	Other liabilities	—	2
Foreign currency contracts	Other current assets	15	8	Other accruals	5	6
Foreign currency contracts	Other assets	33	28	Other liabilities	—	—
Commodity contracts	Other current assets	4	—	Other accruals	—	1
Total designated		$97	$78		$5	$9

Derivatives not designated
Foreign currency contracts	Other assets	$2	$3	Other accruals	$—	$—
Total not designated		$2	$3		$—	$—

Total derivative instruments		$99	$81		$5	$9

Other financial instruments
Marketable securities	Other current assets	$86	$72
Available-for-sale securities	Other assets	392	236
Total other financial instruments		$478	$308

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2012 and December 31, 2011. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2012 and December 31, 2011, was $5,726 and $5,121, respectively, and the related carrying value was $5,320 and $4,776, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three-month and six-month periods ended June 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$740	$1,338	$2,078	$538	$1,288	$1,826
Three-months ended June 30:
Gain (loss) on derivative	9	9	18	—	11	11
Gain (loss) on hedged items	(9)	(9)	(18)	—	(11)	(11)
Six-months ended June 30:
Gain (loss) on derivative	10	7	17	6	8	14
Gain (loss) on hedged items	(10)	(7)	(17)	(6)	(8)	(14)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month and six-month periods ended June 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$349	$29	$378	$350	$30	$380
Three-months ended June 30:
Gain (loss) recognized in OCI	(3)	3	—	(4)	(2)	(6)
Gain (loss) reclassified into Cost of sales	—	1	1	(4)	2	(2)
Six-months ended June 30:
Gain (loss) recognized in OCI	3	5	8	(7)	—	(7)
Gain (loss) reclassified into Cost of sales	1	—	1	(8)	5	(3)

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

Activity related to net investment hedges recorded during the three-month and six-month periods ended June 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$563	$409	$972	$88	$333	$421
Three-months ended June 30:
Gain (loss) on instruments	27	10	37	(3)	(19)	(22)
Gain (loss) on hedged items	(27)	(10)	(37)	3	19	22
Six-months ended June 30:
Gain (loss) on instruments	8	4	12	(10)	(33)	(43)
Gain (loss) on hedged items	(13)	(4)	(17)	10	33	43

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

Activity related to these contracts during the three-month and six-month periods ended June 30, 2012 and 2011 was as follows:

	2012	2011
	Cross-currency Swap	Cross-currency Swap
Notional Value at June 30,	$96	$96
Three-months ended June 30:
Gain (loss) on instrument	2	—
Gain (loss) on hedged item	(2)	—
Six-months ended June 30:
Gain (loss) on instrument	(1)	(4)
Gain (loss) on hedged item	1	4

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments include marketable securities and Venezuelan bonds. The marketable securities primarily consist of bank deposits with original maturities greater than 90 days (Level 1 valuation) and are included in Other current assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2012, the U.S. dollar-linked, devaluation protected bonds and the fixed interest rate bonds had fair market values of $251 and $141, respectively. These investments are considered available-for-sale securities and are included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the six months ended June 30:

	2012	2011
Beginning balance as of January 1,	$236	$96
Unrealized gain (loss) on investment	22	62
Purchases and sales during the period	134	71
Ending balance as of June 30,	$392	$229

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

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 4.30. For the six months ended June 30, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At June 30, 2012, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to translation adjustment in the event of a devaluation, was approximately $426. This amount does not include $251 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. Approximately 80% of the Company’s net sales are generated from markets outside the U.S., with approximately 50% of the Company’s net sales coming from emerging markets (which consist of Latin America, Greater Asia/Africa (excluding Japan) and Central Europe). This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments), gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls.

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

On July 29, 2011, in connection with the Sanex acquisition, Colgate sold its laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax costs) associated with the implementation of business realignment and other cost-saving initiatives, the sale of land in Mexico discussed below and a competition law matter in France related to a divested detergent business as discussed in Note 9 “Contingencies” to the Condensed Consolidated Financial Statements. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. In 2012, the Company incurred aftertax costs of $12 associated with the business realignment and other cost-saving initiatives and aftertax costs of $10 related to the sale of land in Mexico.

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

In particular, the Company has been impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte, described more fully in Note 12 “Venezuela” to the Condensed Consolidated Financial Statements. In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. CP Venezuela continues to have limited access to U.S. dollars at the official rate, and currently only for imported goods. Under existing regulations, CP Venezuela is not permitted to access the currency market established in 2010, and as a result, CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from the government at the official rate, intercompany borrowings, the use of financial and other intermediaries and existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. On April 1, 2012, new price controls previously announced by the Venezuelan government became effective, affecting most products in CP Venezuela’s portfolio, thereby further restricting the Company’s ability to implement price increases, which has been one of the key mechanisms to offset the effects of continuing high inflation.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The Company’s business in Venezuela and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions. For the six months ended June 30, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At June 30, 2012, CP Venezuela’s local currency net monetary asset position was approximately $426.

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

Results of Operations

Three Months

Worldwide Net sales were $4,267 in the second quarter of 2012, up 2.0% from the second quarter of 2011, as volume growth of 5.0% and net selling price increases of 3.5% were significantly impacted by negative foreign exchange of 6.5%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 5.5%. The Sanex business contributed 1.0% to worldwide Net sales and volume growth in the second quarter of 2012. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 8.0% in the second quarter of 2012 on organic volume growth of 4.5%. Organic volume growth excludes the impact of acquisitions and divestments.

Net sales in the Oral, Personal and Home Care segment were $3,736 in the second quarter of 2012, up 2.5% from the second quarter of 2011, as volume growth of 6.0% and net selling price increases of 3.5% were significantly impacted by negative foreign exchange of 7.0%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 7.0%. The Sanex business contributed 2.0% to Net sales and volume growth in the segment in the second quarter of 2012. Organic sales in the Oral, Personal and Home Care segment increased 8.5% on organic volume growth of 5.0% in the second quarter of 2012.

Gross Profit/Margin

Worldwide Gross profit increased 2% to $2,461 in the second quarter of 2012 from $2,404 in the second quarter of 2011. Excluding the impact of costs related to the sale of land in Mexico ($6) and costs associated with business realignment and other cost-saving initiatives ($2), Gross profit increased to $2,469 in the second quarter of 2012.

Worldwide Gross profit margin increased to 57.7% in the second quarter of 2012 from 57.4% in the second quarter of 2011. Excluding the impact of costs related to the sale of land in Mexico of 10 basis points (bps) and costs associated with business realignment and other cost-saving initiatives of 10 bps, gross profit margin was 57.9% in the second quarter of 2012. This increase in the second quarter of 2012 was primarily due to cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing (140 bps), which were partially offset by higher raw and packaging material costs driven by global commodity costs and negative foreign exchange transaction costs (265 bps).

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended June 30,
	2012	2011
Gross profit, GAAP	$2,461	$2,404
Costs related to the sale of land in Mexico	6	—
Business realignment and other cost-saving initiatives	2	—
Gross profit, non-GAAP	$2,469	$2,404

	Three Months Ended June 30,
	2012	2011	Basis Point Change
Gross profit margin, GAAP	57.7%	57.4%	30
Costs related to the sale of land in Mexico	0.1%	—
Business realignment and other cost-saving initiatives	0.1%	—
Gross profit margin, non-GAAP	57.9%	57.4%	50

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 3.0% to $1,464 in the second quarter of 2012 from $1,421 in the second quarter of 2011. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives ($5), Selling, general and administrative expenses increased to $1,459 in the second quarter of 2012.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.3% in the second quarter of 2012 from 34.0% in the second quarter of 2011. Excluding the impact of costs related to the business realignment and other cost-saving initiatives (10 bps), Selling, general and administrative expenses were 34.2%, an increase of 20 bps as compared to the year ago quarter. This increase was a result of higher advertising expenses as a percentage of Net sales. In the second quarter of 2012, advertising increased 4.3% to $457, as compared with $438 in the second quarter of 2011, and increased as a percentage of Net sales to 10.7% in the second quarter of 2012 from 10.5% in the second quarter of 2011.

	Three Months Ended June 30,
	2012	2011
Selling, general and administrative expenses, GAAP	$1,464	$1,421
Business realignment and other cost-saving initiatives	(5)	—
Selling, general and administrative expenses, non-GAAP	$1,459	$1,421

	Three Months Ended June 30,
	2012	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.3%	34.0%	30
Business realignment and other cost-saving initiatives	(0.1)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.2%	34.0%	20

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Other (income) expense, net

Other (income) expense, net was $15 in the second quarter of 2012, even with the year ago quarter. In the second quarter of 2012, Other (income) expense, net includes costs of $6 related to the business realignment and other cost-saving initiatives. In the second quarter of 2011, Other income (expense), net included transaction costs of $7 related to the Sanex acquisition.

	Three Months Ended June 30,
	2012	2011
Other (income) expense, net, GAAP	$15	$15
Business realignment and other cost-saving initiatives	(6)	—
Other (income) expense, net, non-GAAP	$9	$15

Operating Profit

Operating profit increased 1% to $982 in the second quarter of 2012 from $968 in the second quarter of 2011. Excluding the impact of costs associated with the sale of land in Mexico ($6) and the business realignment and other cost-saving initiatives ($13), Operating profit increased 3% to $1,001 in the second quarter of 2012 as compared to the second quarter of 2011, primarily due to strong sales growth and higher gross profit margin.

Operating profit margin was 23.0%, a decrease of 10 bps compared to the year ago quarter. Excluding the impact of costs associated with the sale of land in Mexico (20 bps) and the business realignment and other cost-saving initiatives (30 bps), Operating profit margin increased 40 bps to 23.5% in the second quarter of 2012 as compared to 23.1% in the second quarter of 2011. This increase of 40 bps is mainly due to an increase in Gross profit as a percentage of Net sales, a portion of which was reinvested in higher advertising, which also increased as a percentage of Net sales.

	Three Months Ended June 30,
	2012	2011	% Change
Operating profit, GAAP	$982	$968	1%
Costs related to the sale of land in Mexico	6	—
Business realignment and other cost-saving initiatives	13	—
Operating profit, non-GAAP	$1,001	$968	3%

	Three Months Ended June 30,
	2012	2011	Basis Point Change
Operating profit margin, GAAP	23.0%	23.1%	(10)
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	0.3%	—
Operating profit margin, non-GAAP	23.5%	23.1%	40

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

North America

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$758	$744	2.0%
Operating profit	$196	$194	1%
% of Net sales	25.9%	26.1%	(20)	bps

Net sales in North America increased 2.0% in the second quarter of 2012 to $758, as a volume decline of 0.5% and negative foreign exchange of 0.5% were more than offset by net selling price increases of 3.0%. Organic sales in North America increased 2.5% in the second quarter of 2012.

Operating profit in North America increased 1% in the second quarter of 2012 to $196, while as a percentage of Net sales it decreased to 25.9%. The decrease in Operating profit as a percentage of Net sales was a result of an increase in Selling, general and administrative expenses, which was partially offset by an increase in Gross profit, both as a percentage of Net sales. This increase in Selling, general and administrative expenses was driven by higher advertising expenses as a percentage of Net sales. This increase in Gross profit was driven by cost savings from the Company’s funding-the-growth initiatives and higher pricing, partially offset by higher raw and packaging material costs.

Latin America

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$1,269	$1,231	3.0%
Operating profit	$367	$360	2%
% of Net sales	28.9%	29.2%	(30)	bps

Net sales in Latin America increased 3.0% in the second quarter of 2012 to $1,269, as volume growth of 6.5% and net selling price increases of 6.0% were significantly impacted by negative foreign exchange of 9.5%. The divestment of the non-core laundry detergent business in Colombia had an impact of 3.0% on sales and volume growth in Latin America. Organic sales in Latin America increased 15.5% in the second quarter of 2012. Volume gains were led by Brazil, Venezuela, Mexico and Colombia.

Operating profit in Latin America increased 2% in the second quarter of 2012 to $367, while as a percentage of Net sales it decreased to 28.9%. The decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit and higher advertising, both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs, negative foreign exchange transaction costs and higher costs due to inflation in Venezuela, which were partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$850	$857	(1.0)%
Operating profit	$179	$170	5%
% of Net sales	21.1%	19.8%	130	bps

Net sales in Europe/South Pacific decreased 1.0% in the second quarter of 2012 to $850, as volume growth of 9.5% was more than offset by net selling price decreases of 1.5% and a significant negative impact of foreign exchange of 9.0%. The Sanex business contributed 6.5% to Europe/South Pacific sales and volume growth in the second quarter of 2012. Organic sales in Europe/South Pacific increased 1.5% in the second quarter of 2012 on organic volume growth of 3.0%. Volume gains were led by France, Iberia, Australia, the United Kingdom and the GABA business.

Operating profit in Europe/South Pacific increased 5% in the second quarter of 2012 to $179, or 21.1% of Net sales. The increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by savings from the Company’s funding-the-growth initiatives, which were partially offset by lower pricing and higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was driven by lower overhead expenses.

Greater Asia/Africa

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$859	$816	5.0%
Operating profit	$220	$199	11%
% of Net sales	25.6%	24.4%	120	bps

Net sales in Greater Asia/Africa increased 5.0% in the second quarter of 2012 to $859, as volume growth of 7.5% and net selling price increases of 5.0% were significantly impacted by negative foreign exchange of 7.5%. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth in the second quarter of 2012. Organic sales in Greater Asia/Africa grew 12.0% on organic volume growth of 7.0% in the second quarter of 2012. Volume gains were led by India, Russia, South Africa, the Philippines and Thailand.

Operating profit in Greater Asia/Africa increased 11% in the second quarter of 2012 to $220, or 25.6% of Net sales. This increase was a result of an increase in Gross profit as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs.

Pet Nutrition

	Three Months Ended June 30,
	2012	2011	Change
Net sales	$531	$537	(1.0)%
Operating profit	$145	$140	4%
% of Net sales	27.3%	26.1%	120	bps

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net sales for Hill’s Pet Nutrition decreased 1.0% in the second quarter of 2012 to $531, as a volume decline of 3.0% and negative foreign exchange of 3.0% were partially offset by net selling price increases of 5.0%. Organic sales in Hill’s Pet Nutrition increased 2.0% in the second quarter of 2012. Volume declines in the United States were partially offset by volume gains in France.

Operating profit in Hill’s Pet Nutrition increased 4% in the second quarter of 2012 to $145, or 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was primarily due to higher advertising expenses.

Corporate

	Three Months Ended June 30,
	2012	2011	Change
Operating profit	$(125)	$(95)	32%

Operating profit (loss) related to Corporate was ($125) in the second quarter of 2012 as compared to ($95) in the second quarter of 2011. In the second quarter of 2012, Corporate Operating profit (loss) includes costs of $13 associated with the business realignment and other cost-saving initiatives and costs of $6 related to the sale of land in Mexico.

Interest expense, net

Interest expense, net decreased to $6 for the three months ended June 30, 2012 as compared with $11 in the comparable period of 2011, due to an increase in interest income.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2012 increased to $627 from $622 in the comparable 2011 period, and earnings per common share on a diluted basis increased to $1.30 per share from $1.26 per share in the comparable 2011 period. Net income attributable to Colgate-Palmolive Company for the second quarter of 2012 included aftertax costs of $5 related to the sale of land in Mexico and aftertax costs of $9 associated with the business realignment and other cost-saving initiatives. Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the second quarter of 2012 increased 3% to $641 and earnings per share on a diluted basis increased 6% to $1.33.

	Three Months Ended June 30,
	2012	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$627	$622	1%
Costs related to the sale of land in Mexico	5	—
Business realignment and other cost-saving initiatives	9	—
Net income attributable to Colgate-Palmolive Company, non-GAAP	$641	$622	3%

	Three Months Ended June 30,
	2012	2011	% Change
Diluted earnings per common share, GAAP	$1.30	$1.26	3%
Costs related to the sale of land in Mexico	0.01	—
Business realignment and other cost-saving initiatives	0.02	—
Diluted earnings per common share, non-GAAP	$1.33	$1.26	6%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Six Months

Worldwide Net sales were $8,467 in the first half of 2012, up 3.5% from the first half of 2011, as volume growth of 4.5% and net selling price increases of 3.5% were partially offset by a negative foreign exchange impact of 4.5%. Organic sales increased 7.0% in the first half of 2012 on organic volume growth of 3.5%. The Sanex business contributed 1.5% to worldwide Net sales and volume growth in the first half of 2012.

Net sales in the Oral, Personal and Home Care segment were $7,394 in the first half of 2012, up 4.0% from the first half of 2011, as volume growth of 5.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 5.0%. Organic sales increased 8.0% in the first half of 2012 on organic volume growth of 4.5%. Excluding the impact of the divestment of the non-core detergent business in Colombia of 0.5%, volume increased 6.0%. The Sanex business contributed 1.5% to Oral, Personal and Home Care segment sales and volume growth in the first half of 2012.

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2012	2011
Net sales
Oral, Personal and Home Care
North America	$1,513	$1,462
Latin America	2,439	2,328
Europe/South Pacific	1,704	1,689
Greater Asia/Africa	1,738	1,629
Total Oral, Personal and Home Care	7,394	7,108
Pet Nutrition	1,073	1,071
Total Net sales	$8,467	$8,179

Operating profit
Oral, Personal and Home Care
North America	$379	$386
Latin America	711	686
Europe/South Pacific	362	355
Greater Asia/Africa	440	402
Total Oral, Personal and Home Care	1,892	1,829
Pet Nutrition	293	281
Corporate	(265)	(227)
Total Operating profit	$1,920	$1,883

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Within the Oral, Personal and Home Care segment, North America sales increased 3.5% as volume growth of 2.0% and net selling price increases of 2.0% were partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 4.0%. Latin America sales increased 5.0%, driven by volume growth of 4.0% and net selling price increases of 8.0%, which were significantly impacted by negative foreign exchange of 7.0%. Organic sales in Latin America increased 14.5% and, excluding the impact of the divestment of the non-core detergent business in Colombia, volume increased 6.5%. Europe/South Pacific sales increased 1.0% on volume growth of 8.5%, which was partially offset by a significant negative impact of foreign exchange of 5.5% and net selling price decreases of 2.0%. Organic sales in Europe/South Pacific were even with the year ago period. The Sanex business contributed 6.5% to Europe/South Pacific sales and volume growth. Greater Asia/Africa sales increased 6.5% on volume growth of 7.0% and net selling price increases of 4.5%, which were significantly impacted by negative foreign exchange of 5.0%. Organic sales in Greater Asia/Africa increased 11.0%. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth.

Net sales for the Hill’s Pet Nutrition segment remained even with the year ago period, as a volume decline of 2.0% and negative foreign exchange of 2.0% were offset by net selling price increases of 4.0%. Organic sales increased 2.0% in the first half of 2012.

In the first half of 2012, Operating profit (loss) related to Corporate was ($265) as compared to ($227) in the comparable period of 2011. In the first half of 2012, Corporate Operating profit (loss) included costs of $18 associated with the business realignment and other cost-saving initiatives and costs of $13 related to the sale of land in Mexico.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $4,898 in the first half of 2012 from $4,735 in the first half of 2011. Excluding the impact of costs related to the sale of land in Mexico ($13) and costs associated with business realignment and other cost-saving initiatives ($4), Gross profit increased to $4,915 in the first six months of 2012.

Worldwide Gross profit margin decreased to 57.8% in the first half of 2012 from 57.9% in the first half of 2011. Excluding the impact of costs related to the sale of land in Mexico of 20 bps, gross profit margin was 58.0% in the first half of 2012. The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing (150 bps), which were partially offset by higher raw and packaging material costs driven by global commodity costs and negative foreign exchange transaction costs (270 bps).

	Six Months Ended June 30,
	2012	2011
Gross profit, GAAP	$4,898	$4,735
Costs related to the sale of land in Mexico	13	—
Business realignment and other cost-saving initiatives	4	—
Gross profit, non-GAAP	$4,915	$4,735

	Six Months Ended June 30,
	2012	2011	Basis Point Change
Gross profit margin, GAAP	57.8%	57.9%	(10)
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	—	—
Gross profit margin, non-GAAP	58.0%	57.9%	10

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 4% to $2,942 in the first half of 2012 from $2,825 in the first half of 2011. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives ($12), Selling, general and administrative expenses increased to $2,930 in the first half of 2012.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.7% in the first half of 2012 from 34.5%. Excluding the impact of costs related to the business realignment and other cost-saving initiatives (10 bps), Selling, general and administrative expenses were 34.6%, an increase of 10 bps as compared to the year ago period, as increased advertising expenses were partially offset by lower overhead spending, all as a percentage of Net sales. In the first half of 2012, advertising increased 5.7% to $905, as compared with $856 in the first half of 2011.

	Six Months Ended June 30,
	2012	2011
Selling, general and administrative expenses, GAAP	$2,942	$2,825
Business realignment and other cost-saving initiatives	(12)	—
Selling, general and administrative expenses, non-GAAP	$2,930	$2,825

	Six Months Ended June 30,
	2012	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.7%	34.5%	20
Business realignment and other cost-saving initiatives	(0.1)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.6%	34.5%	10

Other (income) expense, net

Other (income) expense, net was $36 in the first half of 2012 as compared to $27 in the first half of 2011, primarily due to higher amortization of intangible assets related to the acquisition of Sanex on June 20, 2011 as well as foreign exchange transaction costs. In the first half of 2012, Other (income) expense, net includes costs of $2 associated with the business realignment and other cost-saving initiatives. In the first half of 2011, Other income (expense), net includes transaction costs of $10 related to the Sanex acquisition.

	Six Months Ended June 30,
	2012	2011
Other (income) expense, net, GAAP	$36	$27
Business realignment and other cost-saving initiatives	(2)	—
Other (income) expense, net, non-GAAP	$34	$27

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit increased 2% to $1,920 in the first half of 2012 from $1,883 in the first half of 2011. Excluding the impact of costs associated with the sale of land in Mexico ($13) and the business realignment and other cost-saving initiatives ($18), Operating profit increased 4% to $1,951 in the first half of 2012 as compared to the first half of 2011, primarily due to strong sales growth.

Operating Profit margin was 22.7% in the first half of 2012, a decrease of 30 bps compared to the year ago quarter. Excluding the impact of costs associated with the sale of land in Mexico (10 bps) and costs related to business realignment and other cost-saving initiatives (20 bps), Operating profit margin was 23.0%, even with the year ago period, as higher gross profit and lower overhead expenses, all as a percentage of Net Sales, were reinvested in advertising.

	Six Months Ended June 30,
	2012	2011	% Change
Operating profit, GAAP	$1,920	$1,883	2%
Costs related to the sale of land in Mexico	13	—
Business realignment and other cost-saving initiatives	18	—
Operating profit, non-GAAP	$1,951	$1,883	4%

	Six Months Ended June 30,
	2012	2011	Basis Point Change
Operating profit margin, GAAP	22.7%	23.0%	(30)
Costs related to the sale of land in Mexico	0.1%	—
Business realignment and other cost-saving initiatives	0.2%	—
Operating profit margin, non-GAAP	23.0%	23.0%	—

Interest expense, net

Interest expense, net decreased to $16 for the six months ended June 30, 2012 from $27 in the comparable period of 2011, due to an increase in interest income.

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

The effective tax rate for the second quarter of 2012 was 31.9% and was 31.8% for the first six months of 2012. The effective tax rate was 32.5% for the second quarter of 2011 and the first six months of 2011.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first half of 2012 increased to $1,220 from $1,198 in the comparable 2011 period, and earnings per common share on a diluted basis increased to $2.53 per share from $2.42 per share in the comparable 2011 period. Net income attributable to Colgate-Palmolive Company in the first half of 2012 included aftertax costs of $10 related to the sale of land in Mexico and aftertax costs of $12 associated with the business realignment and other cost-saving initiatives. Excluding these items, Net income attributable to Colgate-Palmolive Company for the first half of 2012 increased 4% and earnings per common share on a diluted basis increased 6%.

	Six Months Ended June 30,
	2012	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,220	$1,198	2%
Costs related to the sale of land in Mexico	10	—
Business realignment and other cost-saving initiatives	12	—
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,242	$1,198	4%

	Six Months Ended June 30,
	2012	2011	% Change
Diluted earnings per common share, GAAP	$2.53	$2.42	5%
Costs related to the sale of land in Mexico	0.02	—
Business realignment and other cost-saving initiatives	0.02	—
Diluted earnings per common share, non-GAAP	$2.57	$2.42	6%

Liquidity and Capital Resources

Net cash provided by operations increased 3% to $1,193 in the first half of 2012, compared with $1,154 in the comparable period of 2011. Net cash provided by operations for 2012 includes higher income tax payments and the payments for the previously disclosed competition law matter in France related to a divested detergent business.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to 2.8% of Net sales in the first half of 2012 as compared with 2.5% in the first half of 2011, primarily due to the timing of income tax payments. Both accounts receivable days sales outstanding and inventory days coverage improved versus the year ago period.

Investing activities used $321 in the first half of 2012, compared with $1,111 in the comparable period of 2011. In the second quarter of 2011, the Company acquired the Sanex business for $960, subject to certain post-closing purchase price adjustments, and, in the second quarter of 2012, the Company acquired the remaining interest in Tom’s of Maine for $18. Capital spending decreased in the first half of 2012 to $189 from $225 in the comparable period of 2011. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Overall capital expenditures for 2012 are expected to be at an annual rate of approximately 3.5% of Net sales.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $730 of cash during the first half of 2012 compared with cash provided of $199 in the comparable period of 2011. The difference was primarily due to lower net proceeds from the issuance of debt and higher dividends paid in the first half of 2012 compared to the prior period.

Long-term debt, including the current portion, increased to $5,320 as of June 30, 2012 as compared to $4,776 as of December 31, 2011 and total debt increased to $5,363 as of June 30, 2012 as compared to $4,810 as of December 31, 2011. During the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30% under the Company’s shelf registration statement. Proceeds from the debt issuance were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes.

Commercial paper outstanding was $1,088 and $1,233 as of June 30, 2012 and 2011, respectively. The average daily balances outstanding for commercial paper in the first six months of 2012 and 2011 were $1,655 and $1,457, respectively. The maximum daily balance outstanding for commercial paper in the first six months of 2012 and 2011 were $2,042 and $1,853, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2016.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2012, the Company increased the annualized common stock dividend by 7% to $2.48 per share, effective in the second quarter of 2012. On September 8, 2011, the Company’s Board of Directors (the Board) approved a share repurchase program that authorized the repurchase of up to 50 million shares of the Company’s common stock.

Cash and cash equivalents increased $117 during the first half of 2012 to $995 at June 30, 2012, compared to $878 at December 31, 2011, most of which ($973 and $824, respectively) were held by the Company’s foreign subsidiaries. These amounts include $329 and $385, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2012 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the impacts of costs associated with the business realignment and other cost-saving initiatives and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2012 and 2011 is presented within each section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended June 30, 2012.

Three months ended June 30, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	0.0%	2.0%
Latin America	15.5%	(9.5)%	(3.0)%	3.0%
Europe/South Pacific	1.5%	(9.0)%	6.5%	(1.0)%
Greater Asia/Africa	12.0%	(7.5)%	0.5%	5.0%
Total Oral, Personal and Home Care	8.5%	(7.0)%	1.0%	2.5%
Pet Nutrition	2.0%	(3.0)%	0.0%	(1.0)%
Total Company	8.0%	(6.5)%	0.5%	2.0%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the six months ended June 30, 2012.

Six months ended June 30, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	4.0%	(0.5)%	0.0%	3.5%
Latin America	14.5%	(7.0)%	(2.5)%	5.0%
Europe/South Pacific	0.0%	(5.5)%	6.5%	1.0%
Greater Asia/Africa	11.0%	(5.0)%	0.5%	6.5%
Total Oral, Personal and Home Care	8.0%	(5.0)%	1.0%	4.0%
Pet Nutrition	2.0%	(2.0)%	0.0%	0.0%
Total Company	7.0%	(4.5)%	1.0%	3.5%

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program approved by the Board on September 8, 2011 (the 2011 Program) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board also has authorized share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

COLGATE-PALMOLIVE COMPANY

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2012	532,693	$98.50	500,000	39,004,489
May 1 through 31, 2012	2,010,210	$99.43	2,010,000	36,994,489
June 1 through 30, 2012	1,790,556	$99.69	1,790,200	35,204,289
Total	4,333,459	$99.42	4,300,200
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 33,259 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
1	Form of Distribution Agreement.

4-A	Form of Fixed Rate Medium-Term Note, Series H.

4-B	Form of Floating Rate Medium-Term Note, Series H.

5	Opinion of Sidley Austin LLP.

10-A	Amendment, dated May 11, 2012, to the Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan.

10-B	Amendment, dated May 11, 2012, to the Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 26, 2012	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 26, 2012	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 26, 2012	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller