Form 10-Q
period 2012-09-30
COLGATE PALMOLIVE CO
filed 2012-10-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	472,481,714	September 30, 2012

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$4,332	$4,383	$12,799	$12,562
Cost of sales	1,803	1,921	5,372	5,365
Gross profit	2,529	2,462	7,427	7,197
Selling, general and administrative expenses	1,501	1,489	4,443	4,314
Other (income) expense, net	1	(62)	37	(35)
Operating profit	1,027	1,035	2,947	2,918
Interest expense, net	4	10	20	37
Income before income taxes	1,023	1,025	2,927	2,881
Provision for income taxes	326	349	932	952
Net income including noncontrolling interests	697	676	1,995	1,929
Less: Net income attributable to noncontrolling interests	43	33	121	88
Net income attributable to Colgate-Palmolive Company	$654	$643	$1,874	$1,841

Earnings per common share, basic	$1.38	$1.32	$3.93	$3.76

Earnings per common share, diluted	$1.36	$1.31	$3.89	$3.73

Dividends declared per common share	$0.62	$0.58	$1.82	$1.69

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$697	$676	$1,995	$1,929
Other comprehensive income, net of tax
Cumulative translation adjustments	89	(483)	(23)	(186)
Retirement Plan and other retiree benefit adjustments	25	29	35	57
Gains (losses) on available-for-sale securities	(5)	(2)	9	46
Unrealized gains (losses) on cash flow hedges	(2)	—	3	(4)
Total Other comprehensive income, net of tax	107	(456)	24	(87)
Total Comprehensive income including noncontrolling interests	804	220	2,019	1,842
Less: Net income attributable to noncontrolling interests	43	33	121	88
Less: Cumulative translation adjustments attributable to noncontrolling interests	8	(5)	4	(3)
Total Comprehensive income attributable to noncontrolling interests	51	28	125	85
Total Comprehensive income attributable to Colgate-Palmolive Company	$753	$192	$1,894	$1,757

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$909	$878
Receivables (net of allowances of $56 and $49, respectively)	1,857	1,675
Inventories	1,384	1,327
Other current assets	611	522
Total current assets	4,761	4,402
Property, plant and equipment:
Cost	7,587	7,324
Less: Accumulated depreciation	(3,902)	(3,656)
	3,685	3,668
Goodwill, net	2,634	2,657
Other intangible assets, net	1,322	1,341
Deferred income taxes	82	115
Other assets	940	541
Total assets	$13,424	$12,724

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$53	$34
Current portion of long-term debt	250	346
Accounts payable	1,181	1,244
Accrued income taxes	288	392
Other accruals	1,928	1,700
Total current liabilities	3,700	3,716

Long-term debt	4,943	4,430
Deferred income taxes	327	252
Other liabilities	1,757	1,785

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,444	1,336
Retained earnings	16,654	15,649
Accumulated other comprehensive income (loss)	(2,455)	(2,475)
Unearned compensation	(39)	(60)
Treasury stock, at cost	(13,830)	(12,808)
Total Colgate-Palmolive Company shareholders’ equity	2,507	2,375
Noncontrolling interests	190	166
Total shareholders’ equity	2,697	2,541
Total liabilities and shareholders’ equity	$13,424	$12,724

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income including noncontrolling interests	$1,995	$1,929
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	317	315
Business realignment and other cost-saving initiatives	(35)	130
Gain before tax on sales of non-core product lines	—	(207)
Voluntary benefit plan contributions	(101)	(178)
Stock-based compensation expense	98	102
Deferred income taxes	71	134
Cash effects of changes in:
Receivables	(166)	(127)
Inventories	(48)	(147)
Accounts payable and other accruals	(27)	62
Other non-current assets and liabilities	29	44
Net cash provided by operations	2,133	2,057
Investing Activities
Capital expenditures	(317)	(324)
Sale of property and non-core product lines	38	241
Purchases of marketable securities and investments	(501)	(108)
Proceeds from sale of marketable securities and investments	120	173
Payment for acquisitions, net of cash acquired	(29)	(972)
Other	65	(8)
Net cash used in investing activities	(624)	(998)
Financing Activities
Principal payments on debt	(3,684)	(2,720)
Proceeds from issuance of debt	4,131	4,074
Dividends paid	(951)	(850)
Purchases of treasury shares	(1,344)	(1,386)
Proceeds from exercise of stock options and excess tax benefits	390	316
Net cash provided by (used in) financing activities	(1,458)	(566)
Effect of exchange rate changes on Cash and cash equivalents	(20)	(38)
Net increase (decrease) in Cash and cash equivalents	31	455
Cash and cash equivalents at beginning of the period	878	490
Cash and cash equivalents at end of the period	$909	$945
Supplemental Cash Flow Information
Income taxes paid	$949	$769

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

Sanex Acquisition

On June 20, 2011, the Company, Colgate-Palmolive Europe Sàrl, Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) finalized the Company’s acquisition from Unilever of the Sanex personal care business in accordance with a Business and Share Sale and Purchase Agreement (the “Purchase Agreement”) for an aggregate purchase price of €676 ($966). The acquisition was financed with available cash, proceeds from the sale of the Company’s Euro-denominated investment portfolio and the issuance of commercial paper.

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

Goodwill of $411 was allocated between the Europe/South Pacific segment (90%) and the Greater Asia/Africa segment (10%). The Company expects that substantially all of the goodwill will be deductible for tax purposes. Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. For the nine months ended September 30, 2011, Other (income) expense, net included $12 in transaction costs related to the acquisition, of which $2 related to the third quarter.

Sale of Detergent Business in Colombia

In connection with the Sanex acquisition, Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215. The detergent sale closed on July 29, 2011 and, as a result of the sale, the Company recognized a pretax gain of $207 ($135 aftertax gain) in the third quarter of 2011. These operations were not material to the Company’s Net sales, Net income or Earnings per share.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2011, the Company recorded $13 of pretax costs ($9 of aftertax costs) related to the sale, of which $7 of pretax costs ($5 of aftertax costs) related to the third quarter. During the nine months ended September 30, 2012, the Company incurred an additional $20 of pretax costs ($15 of aftertax costs) related to the sale, of which $7 of pretax costs ($5 of aftertax costs) related to the third quarter.

5.	Inventories

Inventories by major class are as follows:

	September 30, 2012	December 31, 2011
Raw materials and supplies	$341	$319
Work-in-process	63	54
Finished goods	980	954
Total Inventories	$1,384	$1,327

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2012 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$733	$1,336	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income					1,874		121
Other comprehensive income, net of tax						20	4
Dividends					(869)		(82)
Stock-based compensation expense		98
Shares issued for stock options		73		257
Shares issued for restricted stock awards		(69)		69
Treasury stock acquired				(1,344)
Other		6	21	(4)			(19)
Balance, September 30, 2012	$733	$1,444	$(39)	$(13,830)	$16,654	$(2,455)	$190

Accumulated Other comprehensive income (loss), as reflected in the Condensed Consolidated Balance Sheets, primarily consists of cumulative foreign currency translation adjustments and unrecognized pension and other retiree benefit costs.

7.	Earnings Per Share

	Three Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$654			$643
Basic EPS	654	474.9	$1.38	643	486.7	$1.32
Stock options and restricted stock		4.3			3.8
Diluted EPS	$654	479.2	$1.36	$643	490.5	$1.31

For the three months ended September 30, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 607,263 and 1,202,090, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,874			$1,841
Basic EPS	1,874	477.4	$3.93	1,841	489.9	$3.76
Stock options and restricted stock		4.1			3.5
Diluted EPS	$1,874	481.5	$3.89	$1,841	493.4	$3.73

For the nine months ended September 30, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 629,944 and 422,263, respectively.

8.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$4	$5	$6	$6	$2	$2
Interest cost	24	24	9	9	9	8
Annual ESOP allocation	—	—	—	—	—	—
Expected return on plan assets	(28)	(27)	(7)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	2	1	—	—	—
Amortization of actuarial loss	17	12	2	2	5	3
Net periodic benefit cost	$19	$16	$11	$10	$15	$12

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Service cost	$18	$18	$17	$16	$8	$8
Interest cost	73	75	26	28	30	29
Annual ESOP allocation	—	—	—	—	(1)	(1)
Expected return on plan assets	(84)	(83)	(19)	(21)	(2)	(2)
Amortization of transition and prior service costs (credits)	7	7	1	2	2	3
Amortization of actuarial loss	46	35	7	7	13	12
Net periodic benefit cost	$60	$52	$32	$32	$50	$49

For the nine months ended September 30, 2012 and 2011, the Company made voluntary contributions of $101 and $178, respectively, to its U.S. postretirement plans.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $131. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $78, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company plans to appeal this decision. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Fines have been imposed on the Company in the following matters, although, as noted below, the Company is appealing each of these fines:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland. The Company is appealing the fine in the Swiss courts.

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

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪
The German competition law authority has alleged that 17 branded goods companies, including the Company’s German subsidiary, exchanged sensitive information related to the German market. The Company has responded to this formal claim of violations.

▪
The Belgian competition law authority has alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The Company is in the process of responding to this statement of objections.

Investigations are ongoing in France and Greece, but no formal claims of violations have been filed in these jurisdictions except in the two French matters noted above.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales
Oral, Personal and Home Care
North America	$797	$776	$2,310	$2,238
Latin America	1,245	1,243	3,684	3,571
Europe/South Pacific	865	972	2,569	2,661
Greater Asia/Africa	897	855	2,635	2,484
Total Oral, Personal and Home Care	3,804	3,846	11,198	10,954
Pet Nutrition	528	537	1,601	1,608
Total Net sales	$4,332	$4,383	$12,799	$12,562

Operating profit
Oral, Personal and Home Care
North America	$219	$213	$598	$599
Latin America	371	364	1,082	1,050
Europe/South Pacific	198	196	560	551
Greater Asia/Africa	231	202	671	604
Total Oral, Personal and Home Care	1,019	975	2,911	2,804
Pet Nutrition	147	127	440	408
Corporate	(139)	(67)	(404)	(294)
Total Operating profit	$1,027	$1,035	$2,947	$2,918

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the nine months ended September 30, 2012, Corporate Operating profit (loss) includes costs of $21 associated with the business realignment and other cost-saving initiatives and costs of $20 related to the sale of land in Mexico. For the three months ended September 30, 2012, Corporate Operating profit (loss) includes costs of $3 associated with the business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico. For the three and nine months ended September 30, 2011, Corporate Operating profit (loss) included a gain on the sale of the non-core laundry detergent business in Colombia of $207, costs of $168 associated with the business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the Sanex acquisition, the sale of the non-core laundry detergent business in Colombia and the sale of land in Mexico, refer to Note 4.

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

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). Foreign currency contracts consist of forward, option and swap contracts utilized to hedge a portion of the Company’s foreign currency purchases, assets and liabilities arising in the normal course of business as well as the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in the Company’s operations. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed twelve months.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2012 and December 31, 2011:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/12	12/31/11		9/30/12	12/31/11
Interest rate swap contracts	Other current assets	$5	$2	Other accruals	$—	$—
Interest rate swap contracts	Other assets	45	40	Other liabilities	—	2
Foreign currency contracts	Other current assets	4	8	Other accruals	9	6
Foreign currency contracts	Other assets	28	28	Other liabilities	—	—
Commodity contracts	Other current assets	5	—	Other accruals	—	1
Total designated		$87	$78		$9	$9

Derivatives not designated
Foreign currency contracts	Other assets	$—	$3	Other liabilities	$1	$—
Total not designated		$—	$3		$1	$—

Total derivative instruments		$87	$81		$10	$9

Other financial instruments
Marketable securities	Other current assets	$81	$72
Available-for-sale securities	Other assets	623	236
Total other financial instruments		$704	$308

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2012 and December 31, 2011. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2012 and December 31, 2011, was $5,635 and $5,121, respectively, and the related carrying value was $5,193 and $4,776, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three-month and nine-month periods ended September 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$944	$1,338	$2,282	$619	$1,288	$1,907
Three-months ended September 30:
Gain (loss) on derivative	(8)	5	(3)	—	22	22
Gain (loss) on hedged items	8	(5)	3	—	(22)	(22)
Nine-months ended September 30:
Gain (loss) on derivative	2	12	14	6	30	36
Gain (loss) on hedged items	(2)	(12)	(14)	(6)	(30)	(36)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month and nine-month periods ended September 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$347	$26	$373	$326	$32	$358
Three-months ended September 30:
Gain (loss) recognized in OCI	(7)	6	(1)	(2)	(2)	(4)
Gain (loss) reclassified into Cost of sales	(1)	4	3	(5)	1	(4)
Nine-months ended September 30:
Gain (loss) recognized in OCI	(4)	11	7	(9)	(2)	(11)
Gain (loss) reclassified into Cost of sales	—	4	4	(13)	6	(7)

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

Activity related to net investment hedges recorded during the three-month and nine-month periods ended September 30, 2012 and 2011 was as follows:

	2012			2011
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$527	$296	$823	$32	$348	$380
Three-months ended September 30:
Gain (loss) on instruments	(6)	(2)	(8)	2	23	25
Gain (loss) on hedged items	8	2	10	(2)	(23)	(25)
Nine-months ended September 30:
Gain (loss) on instruments	2	2	4	(8)	(10)	(18)
Gain (loss) on hedged items	(5)	(2)	(7)	8	10	18

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

Activity related to these contracts during the three-month and nine-month periods ended September 30, 2012 and 2011 was as follows:

	2012	2011
	Cross-currency Swap	Cross-currency Swap
Notional Value at September 30,	$96	$96
Three-months ended September 30:
Gain (loss) on instrument	(3)	2
Gain (loss) on hedged item	3	(2)
Nine-months ended September 30:
Gain (loss) on instrument	(4)	(2)
Gain (loss) on hedged item	4	2

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

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2012, the U.S. dollar-linked, devaluation protected bonds and the fixed interest rate bonds had fair market values of $250 and $373, respectively. These investments are considered available-for-sale securities and are included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the nine months ended September 30:

	2012	2011
Beginning balance as of January 1,	$236	$96
Unrealized gain (loss) on investment	14	60
Purchases and sales during the period	373	77
Ending balance as of September 30,	$623	$233

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, the U.S. dollar-linked, devaluation-protected bonds revalued and the Company recorded an unrealized gain of $62 in the first quarter of 2011. For further information regarding Venezuela, refer to Note 12 below.

12.	Venezuela

Effective January 1, 2010, Venezuela was designated as hyperinflationary and, therefore, the functional currency for the Company’s Venezuelan subsidiary (CP Venezuela) became the U.S. dollar. As a result, the impact of Venezuelan currency fluctuations is reported in income. The change in the reporting currency from the Venezuelan bolivar fuerte to the U.S. dollar resulted in a one-time charge of $271 recorded within Other (income) expense, net in the first quarter of 2010.

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

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 4.30. For the nine months ended September 30, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At September 30, 2012, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to translation adjustment in the event of a devaluation, was approximately $500. This amount does not include $250 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13.	Subsequent Event

On October 24, 2012, the Company’s Board of Directors approved a four-year Global Growth and Efficiency Program (the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

Implementation of the 2012 Restructuring Program, which is expected to be substantially completed by December 31, 2016, is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following: employee-related costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily accelerated depreciation and asset write-downs (15%); and other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Over the course of the four-year 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

Charges related to the 2012 Restructuring Program will be recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (15%) and Corporate (35%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the current level of 38,600.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

On June 20, 2011, the Company, Colgate-Palmolive Europe Sàrl, Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) finalized the Company’s acquisition from Unilever of the Sanex personal care business in accordance with a Business and Share Sale and Purchase Agreement for an aggregate purchase price of €676 ($966). The acquisition was financed with available cash, proceeds from the sale of the Company’s Euro-denominated investment portfolio and the issuance of commercial paper.

On July 29, 2011, in connection with the Sanex acquisition, Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax costs) associated with the implementation of business realignment and other cost-saving initiatives, the sale of land in Mexico discussed below and a competition law matter in France related to a divested detergent business as discussed in Note 9 “Contingencies” to the Condensed Consolidated Financial Statements. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. In the nine months ended September 30, 2012, the Company incurred aftertax costs of $14 associated with the business realignment and other cost-saving initiatives and aftertax costs of $15 related to the sale of land in Mexico.

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

In particular, the Company has been impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte, described more fully in Note 12 “Venezuela” to the Condensed Consolidated Financial Statements. In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. CP Venezuela continues to have limited access to U.S. dollars at the official rate, and currently only for imported goods. Under existing regulations, CP Venezuela is not permitted to access the currency market established in 2010, and as a result, CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from the government at the official rate, intercompany borrowings, the use of financial and other intermediaries and existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. On April 1, 2012, price controls became effective, affecting most products in CP Venezuela’s portfolio, thereby further restricting the Company’s ability to implement price increases, which has been one of the key mechanisms to offset the effects of continuing high inflation.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions. For the nine months ended September 30, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales. At September 30, 2012, CP Venezuela’s local currency net monetary asset position was approximately $500. The Company actively manages its investment in and exposure to Venezuela.

On October 24, 2012, the Company’s Board of Directors approved a four-year Global Growth and Efficiency Program (the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

This four-year Global Growth and Efficiency Program is expected to produce significant benefits in the Company’s long-term business performance. The major objectives of the program include:

•
Becoming even stronger on the ground through the continued evolution and expansion of proven global and regional commercial capabilities, which have already been successfully implemented in a number of the Company’s operations around the world.

•	Simplifying and standardizing how work gets done by increasing technology enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

•	Reducing structural costs to continue to increase the Company’s gross and operating profit.

•	Building on Colgate’s current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), beginning with approximately $110 to $120 ($90 to $100 aftertax) in the fourth quarter of 2012. The anticipated charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the four-year 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the current level of 38,600.

Savings are projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. Savings in 2013 should approximate $40 to $50 ($30 to $40 aftertax) effective in the latter part of the year.
Initiatives under the program will focus on the following three areas:

•
Expanding Commercial Hubs - Building on the success of this structure already implemented in several divisions, continue to cluster single-country subsidiaries into more efficient regional hubs, in order to drive smarter and faster decision making, strengthen capabilities available on the ground and improve cost structure.

•
Extending Shared Business Services and Streamlining Global Functions - Implementing the Company’s shared service organizational model, already successful in Europe, in all regions of the world. Initially focused on finance and accounting, these shared services will be expanded to additional functional areas to streamline global functions.

•
Optimizing Global Supply Chain and Facilities - Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

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

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brand names, its broad international presence in both mature and emerging markets and initiatives such as the 2012 Restructuring Program, should position the Company well to increase shareholder value over the long-term.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,332 in the third quarter of 2012, down 1.0% from the third quarter of 2011, as volume growth of 2.0% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 6.0%. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.0% in the third quarter of 2012.

Net sales in the Oral, Personal and Home Care segment were $3,804 in the third quarter of 2012, down 1.0% from the third quarter of 2011, as volume growth of 2.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 6.0%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 3.0%. Organic sales in the Oral, Personal and Home Care segment increased 5.5%.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $2,529 in the third quarter of 2012 from $2,462 in the third quarter of 2011.

Gross profit in both periods included costs associated with the business realignment and other cost-saving initiatives. Gross profit in the third quarter of 2012 also included the impact of costs related to the sale of land in Mexico. Excluding the items described above in both periods, Gross profit increased to $2,537 in the third quarter of 2012 from $2,490 in the third quarter of 2011, primarily due to higher gross profit margin.

Worldwide Gross profit margin increased to 58.4% in the third quarter of 2012 from 56.2% in the third quarter of 2011.  Excluding the items described above, Gross profit margin increased by 180 bps to 58.6% in the third quarter of 2012. This increase in the third quarter of 2012 was primarily due to cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing (115 bps), which were partially offset by higher raw and packaging material costs driven by higher global commodity costs and negative foreign exchange transaction costs (185 bps).

	Three Months Ended September 30,
	2012	2011
Gross profit, GAAP	$2,529	$2,462
Costs related to the sale of land in Mexico	7	—
Business realignment and other cost-saving initiatives	1	28
Gross profit, non-GAAP	$2,537	$2,490

	Three Months Ended September 30,
	2012	2011	Basis Point Change
Gross profit margin, GAAP	58.4%	56.2%	220
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	—	0.6%
Gross profit margin, non-GAAP	58.6%	56.8%	180

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 1% to $1,501 in the third quarter of 2012 from $1,489 in the third quarter of 2011.

Selling, general and administrative expenses in both periods included the impact of costs associated with the business realignment and other cost-saving initiatives. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in both periods, Selling, general and administrative expenses increased to $1,499 in the third quarter of 2012 from $1,484 in the third quarter of 2011.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.6% in the third quarter of 2012 from 34.0% in the third quarter of 2011. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.6%, an increase of 70 bps as compared to the year ago quarter. The increase was a result of higher overhead expenses and higher advertising expenses, both as a percentage of Net sales. This increase in overhead expenses is mainly due to negative foreign exchange transaction costs, higher costs due to inflation, higher postretirement benefit expenses and the timing of expenses incurred during the year. In the third quarter of 2012, advertising increased 0.7% to $453, as compared with $450 in the third quarter of 2011, and increased as a percentage of Net sales to 10.5% in the third quarter of 2012 from 10.3% in the third quarter of 2011.

	Three Months Ended September 30,
	2012	2011
Selling, general and administrative expenses, GAAP	$1,501	$1,489
Business realignment and other cost-saving initiatives	(2)	(5)
Selling, general and administrative expenses, non-GAAP	$1,499	$1,484

	Three Months Ended September 30,
	2012	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.6%	34.0%	60
Business realignment and other cost-saving initiatives	—	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.6%	33.9%	70

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Other (income) expense, net

Other (income) expense, net was $1 in the third quarter of 2012, as compared to ($62) in the third quarter of 2011. In the third quarter of 2011, Other (income) expense, net included costs related to the sale of land in Mexico, costs associated with the business realignment and other cost-saving initiatives and the gain on the sale of the non-core laundry detergent business in Colombia. Excluding these items, Other (income) expense, net decreased to $1 in the third quarter of 2012 from $3 in the third quarter of 2011. In the third quarter of 2011, Other (income) expense, net also included transaction costs of $2 related to the Sanex acquisition.

	Three Months Ended September 30,
	2012	2011
Other (income) expense, net, GAAP	$1	$(62)
Costs related to the sale of land in Mexico	—	(7)
Business realignment and other cost-saving initiatives	—	(135)
Gain on sale of non-core detergent business in Colombia	—	207
Other (income) expense, net, non-GAAP	$1	$3

Operating Profit

Operating profit decreased 1% to $1,027 in the third quarter of 2012 from $1,035 in the third quarter of 2011.

Operating profit in both periods included the impact of costs related to the sale of land in Mexico and costs associated with the business realignment and other cost-saving initiatives. Operating profit for the three months ended September 30, 2011 also included the gain on the sale of the non-core laundry detergent business in Colombia. Excluding the items described above in both periods, Operating profit increased 3% to $1,037 in the third quarter of 2012 as compared to the third quarter of 2011, primarily due to higher Gross profit as a percentage of Net sales.

Operating profit margin was 23.7% in the third quarter of 2012, an increase of 10 bps compared to the third quarter of 2011. Excluding the items described above in both periods, Operating profit margin increased 100 bps to 23.9% in the third quarter of 2012 as compared to 22.9% in the third quarter of 2011. This increase is mainly due to an increase in Gross profit as a percentage of Net sales.

	Three Months Ended September 30,
	2012	2011	% Change
Operating profit, GAAP	$1,027	$1,035	(1)%
Costs related to the sale of land in Mexico	7	7
Business realignment and other cost-saving initiatives	3	168
Gain on sale of non-core detergent business in Colombia	—	(207)
Operating profit, non-GAAP	$1,037	$1,003	3%

	Three Months Ended September 30,
	2012	2011	Basis Point Change
Operating profit margin, GAAP	23.7%	23.6%	10
Costs related to the sale of land in Mexico	0.1%	0.2%
Business realignment and other cost-saving initiatives	0.1%	3.8%
Gain on sale of non-core detergent business in Colombia	—	(4.7)%
Operating profit margin, non-GAAP	23.9%	22.9%	100

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$797	$776	2.5%
Operating profit	$219	$213	3%
% of Net sales	27.5%	27.4%	10	bps

Net sales in North America increased 2.5% in the third quarter of 2012 to $797, driven by volume growth of 2.0% and net selling price increases of 0.5%. Organic sales in North America increased 2.5% in the third quarter of 2012.

Operating profit in North America increased 3% in the third quarter of 2012 to $219, or 27.5% of Net sales. This increase in Operating profit was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was primarily due to higher advertising expenses.

Latin America

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$1,245	$1,243	—%
Operating profit	$371	$364	2%
% of Net sales	29.8%	29.3%	50	bps

Net sales in Latin America increased to $1,245 in the third quarter of 2012. Volume growth of 2.5% and net selling price increases of 5.5% were offset by a significant negative foreign exchange of 8.0%. The divestment of the non-core laundry detergent business in Colombia in 2011 had an impact of 1.0% on Net sales and volume growth in Latin America. Organic sales in Latin America increased 9.0% in the third quarter of 2012. Volume gains were led by Brazil, Ecuador, Mexico and Central America and were partially offset by a volume decline in Venezuela.

Operating profit in Latin America increased 2% in the third quarter of 2012 to $371, or 29.8% of Net sales. This increase in Operating profit was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses, which were partially offset by lower advertising expenses. This increase in overhead expenses was mainly due to negative foreign exchange transaction costs and higher costs due to inflation in Venezuela.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$865	$972	(11.0)%
Operating profit	$198	$196	1%
% of Net sales	22.9%	20.2%	270	bps

Net sales in Europe/South Pacific decreased 11.0% in the third quarter of 2012 to $865, as a result of volume decline of 1.5%, net selling price decreases of 1.0% and a significant negative impact of foreign exchange of 8.5%. Organic sales in Europe/South Pacific decreased 2.5% in the third quarter of 2012. Volume gains in Australia were more than offset by volume declines in Western Europe.

Operating profit in Europe/South Pacific increased 1% in the third quarter of 2012 to $198, or 22.9% of Net sales. The increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by savings from the Company’s funding-the-growth initiatives, which were partially offset by lower pricing. This decrease in Selling, general and administrative expenses was driven by lower overhead expenses, which were partially offset by higher advertising expenses.

Greater Asia/Africa

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$897	$855	5.0%
Operating profit	$231	$202	14%
% of Net sales	25.8%	23.6%	220	bps

Net sales in Greater Asia/Africa increased 5.0% in the third quarter of 2012 to $897, as volume growth of 7.5% and net selling price increases of 4.0% were significantly impacted by negative foreign exchange of 6.5%. Organic sales in Greater Asia/Africa grew 11.5% in the third quarter of 2012. Volume gains were led by India, the Greater China region, Russia, South Africa and Thailand.

Operating profit in Greater Asia/Africa increased 14% in the third quarter of 2012 to $231, or 25.8% of Net sales. This increase was mainly a result of an increase in Gross profit as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Pet Nutrition

	Three Months Ended September 30,
	2012	2011	Change
Net sales	$528	$537	(1.5)%
Operating profit	$147	$127	16%
% of Net sales	27.8%	23.6%	420	bps

Net sales for Hill’s Pet Nutrition decreased 1.5% in the third quarter of 2012 to $528, as a volume decline of 2.5% and negative foreign exchange of 3.0% were partially offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 1.5% in the third quarter of 2012. Volume declines in the United States, Japan and Europe were partially offset by volume gains in Russia, Canada and South Africa.

Operating profit in Hill’s Pet Nutrition increased 16% in the third quarter of 2012 to $147, or 27.8% of Net sales. This increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses.

Corporate

	Three Months Ended September 30,
	2012	2011	Change
Operating profit	$(139)	$(67)	107%

Operating profit (loss) related to Corporate was ($139) in the third quarter of 2012 as compared to ($67) in the third quarter of 2011. In the third quarter of 2012, Corporate Operating profit (loss) included costs of $3 associated with the business realignment and other cost-saving initiatives and costs of $7 related to the sale of land in Mexico. In the third quarter of 2011, Corporate Operating profit (loss) included the impact of costs of $7 related to the sale of land in Mexico, costs of $168 associated with the business realignment and other cost-saving initiatives and a gain of $207 on the sale of the non-core laundry detergent business in Colombia. The change in Operating profit (loss) related to Corporate in the third quarter of 2012 was also due to higher postretirement benefit expenses and timing of expenses incurred during the year. Operating profit (loss) related to Corporate in the third quarter of 2011 also included transaction costs of $2 related to the Sanex acquisition in 2011.

Interest expense, net

Interest expense, net decreased to $4 for the three months ended September 30, 2012 as compared with $10 in the comparable period of 2011, primarily due to an increase in interest income.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2012 increased to $654 from $643 in the comparable 2011 period, and earnings per common share on a diluted basis increased to $1.36 per share from $1.31 per share in the comparable 2011 period. Net income attributable to Colgate-Palmolive Company in both periods included aftertax costs related to the sale of land in Mexico and aftertax costs associated with the business realignment and other cost-saving initiatives. Net income attributable to Colgate-Palmolive Company for the third quarter of 2011 also included an aftertax gain on the sale of the non-core laundry detergent business in Colombia. Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the third quarter of 2012 increased 3% to $661 and earnings per share on a diluted basis increased 5% to $1.38.

	Three Months Ended September 30,
	2012	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$654	$643	2%
Costs related to the sale of land in Mexico	5	5
Business realignment and other cost-saving initiatives	2	128
Gain on sale of non-core detergent business in Colombia	—	(135)
Net income attributable to Colgate-Palmolive Company, non-GAAP	$661	$641	3%

	Three Months Ended September 30,
	2012	2011	% Change
Earnings per common share, diluted, GAAP	$1.36	$1.31	4%
Costs related to the sale of land in Mexico	0.01	0.01
Business realignment and other cost-saving initiatives	0.01	0.26
Gain on sale of non-core detergent business in Colombia	—	(0.27)
Earnings per common share, diluted, non-GAAP	$1.38	$1.31	5%

Nine Months

Worldwide Net sales were $12,799 in the first nine months of 2012, up 2.0% from the first nine months of 2011, as volume growth of 3.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 5.0%. Organic sales increased 6.5% in the first nine months of 2012 on organic volume growth of 3.0%. Organic volume growth excludes the impact of acquisitions and divestments. The Sanex business contributed 1.0% to worldwide Net sales and volume growth in the first nine months of 2012.

Net sales in the Oral, Personal and Home Care segment were $11,198 in the first nine months of 2012, up 2.0% from the first nine months of 2011, as volume growth of 4.5% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 5.5%. Organic sales increased 7.0% in the first nine months of 2012 on organic volume growth of 4.0%. Excluding the impact of the divestment of the non-core detergent business in Colombia of 0.5%, volume increased 5.0%. The Sanex business contributed 1.0% to Oral, Personal and Home Care segment Net sales and volume growth in the first nine months of 2012.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2012	2011
Net sales
Oral, Personal and Home Care
North America	$2,310	$2,238
Latin America	3,684	3,571
Europe/South Pacific	2,569	2,661
Greater Asia/Africa	2,635	2,484
Total Oral, Personal and Home Care	11,198	10,954
Pet Nutrition	1,601	1,608
Total Net sales	$12,799	$12,562

Operating profit
Oral, Personal and Home Care
North America	$598	$599
Latin America	1,082	1,050
Europe/South Pacific	560	551
Greater Asia/Africa	671	604
Total Oral, Personal and Home Care	2,911	2,804
Pet Nutrition	440	408
Corporate	(404)	(294)
Total Operating profit	$2,947	$2,918

Within the Oral, Personal and Home Care segment, North America Net sales increased 3.5%, driven by volume growth of 2.0% and net selling price increases of 1.5%. Organic sales in North America increased 3.5%. Latin America Net sales increased 3.0%, driven by volume growth of 3.5% and net selling price increases of 7.0%, which were significantly impacted by negative foreign exchange of 7.5%. Organic sales in Latin America increased 12.5% and, excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 5.5%. Europe/South Pacific Net sales decreased 3.5% as volume growth of 4.5% was more than offset by a significant negative impact of foreign exchange of 6.5% and net selling price decreases of 1.5%. Organic sales in Europe/South Pacific decreased 1.0%. The Sanex business contributed 4.0% to Europe/South Pacific Net sales and volume growth. Greater Asia/Africa Net sales increased 6.0% on volume growth of 7.0% and net selling price increases of 5.0%, which were significantly impacted by negative foreign exchange of 6.0%. Organic sales in Greater Asia/Africa increased 11.5%. The Sanex business contributed 0.5% to Greater Asia/Africa Net sales and volume growth.

Net sales for the Hill’s Pet Nutrition segment decreased 0.5%, as a volume decline of 2.5% and negative foreign exchange of 2.5% were partially offset by net selling price increases of 4.5%. Organic sales increased 2.0% in the first nine months of 2012.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2012, Operating profit (loss) related to Corporate was ($404) as compared to ($294) in the comparable period of 2011. In the first nine months of 2012, Corporate Operating profit (loss) included costs of $21 associated with the business realignment and other cost-saving initiatives and costs of $20 related to the sale of land in Mexico. In the first nine months of 2011, Corporate Operating profit (loss) included the impact of costs of $7 related to the sale of land in Mexico, costs of $168 associated with the business realignment and other cost-saving initiatives and a gain of $207 on the sale of the non-core laundry detergent business in Colombia. The change in Operating profit (loss) related to Corporate in the first nine months of 2012 was also due to higher postretirement benefit expenses and timing of expenses incurred during the year. Operating profit (loss) related to Corporate in the first nine months of 2011 also included transaction costs of $12 related to the Sanex acquisition in 2011.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $7,427 in the first nine months of 2012 from $7,197 in the first nine months of 2011.

Gross profit in both periods included the impact of costs associated with the business realignment and other cost-saving initiatives. Gross profit for the nine months ended September 30, 2012 also included the impact of costs related to the sale of land in Mexico. Excluding the items described above, Gross profit increased to $7,452 in the first nine months of 2012, primarily due to higher gross profit margin and strong sales growth.

Worldwide Gross profit margin increased to 58.0% in the first nine months of 2012 from 57.3% in the first nine months of 2011. Excluding the items described above, Gross profit margin increased by 70 bps to 58.2% in the first nine months of 2012.
The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing (140 bps), which were partially offset by higher raw and packaging material costs driven by higher global commodity costs and negative foreign exchange transaction costs (240 bps).

	Nine Months Ended September 30,
	2012	2011
Gross profit, GAAP	$7,427	$7,197
Costs related to the sale of land in Mexico	20	—
Business realignment and other cost-saving initiatives	5	28
Gross profit, non-GAAP	$7,452	$7,225

	Nine Months Ended September 30,
	2012	2011	Basis Point Change
Gross profit margin, GAAP	58.0%	57.3%	70
Costs related to the sale of land in Mexico	0.2%	—
Business realignment and other cost-saving initiatives	—	0.2%
Gross profit margin, non-GAAP	58.2%	57.5%	70

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 3% to $4,443 in the first nine months of 2012 from $4,314 in the first nine months of 2011.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses in both periods included the impact of costs associated with the business realignment and other cost-saving initiatives. Excluding these costs, Selling, general and administrative expenses increased to $4,429 in the first nine months of 2012.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.7% in the first nine months of 2012 from 34.3% in the first nine months of 2011. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in the first nine months of 2012, Selling, general and administrative expenses as a percentage of Net sales were 34.6%, an increase of 30 bps as compared to the year ago period. This increase was a result of higher overhead expenses and advertising expenses, both as a percentage of Net sales. This increase in overhead expenses is mainly due to negative foreign exchange transaction costs, higher costs due to inflation, higher postretirement benefit expenses and timing of expenses incurred during the year. In the first nine months of 2012, advertising increased 4.0% to $1,358, as compared with $1,306 in the first nine months of 2011.

	Nine Months Ended September 30,
	2012	2011
Selling, general and administrative expenses, GAAP	$4,443	$4,314
Business realignment and other cost-saving initiatives	(14)	(5)
Selling, general and administrative expenses, non-GAAP	$4,429	$4,309

	Nine Months Ended September 30,
	2012	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.7%	34.3%	40
Business realignment and other cost-saving initiatives	(0.1)%	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.6%	34.3%	30

Other (income) expense, net

Other (income) expense, net was $37 in the first nine months of 2012 as compared to ($35) in the first nine months of 2011.
Other (income) expense, net in both periods included costs associated with the business realignment and other cost-saving initiatives. In the first nine months of 2011, Other (income) expense, net also included costs related to the sale of land in Mexico and the gain on the sale of the non-core laundry detergent business in Colombia. Excluding the items described above in both periods, Other (income) expense, net increased to $35 in the first nine months of 2012 from $30 in the first nine months of 2011. This increase was primarily due to higher amortization of intangible assets related to the acquisition of Sanex on June 20, 2011 as well as transaction costs related to financing activities in Venezuela. In the first nine months of 2011, Other (income) expense, net also included transaction costs of $12 related to the Sanex acquisition in 2011.

	Nine Months Ended September 30,
	2012	2011
Other (income) expense, net, GAAP	$37	$(35)
Costs related to the sale of land in Mexico	—	(7)
Business realignment and other cost-saving initiatives	(2)	(135)
Gain on sale of non-core detergent business in Colombia	—	207
Other (income) expense, net, non-GAAP	$35	$30

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit increased 1% to $2,947 in the first nine months of 2012 from $2,918 in the first nine months of 2011. Operating profit in both periods included the impact of costs related to the sale of land in Mexico and costs associated with the business realignment and other cost-saving initiatives. Operating profit for the first nine months of 2011 also included the gain on the sale of the non-core laundry detergent business in Colombia. Excluding the items described above, Operating profit for the first nine months of 2012 increased 4% to $2,988, primarily due to strong sales growth and higher gross profit margin.

Operating profit margin was 23.0% in the first nine months of 2012, a decrease of 20 bps compared to the year ago period. Excluding the impact of items described above, Operating profit margin was 23.3%, an increase of 30 bps compared to the year ago period.

	Nine Months Ended September 30,
	2012	2011	% Change
Operating profit, GAAP	$2,947	$2,918	1%
Costs related to the sale of land in Mexico	20	7
Business realignment and other cost-saving initiatives	21	168
Gain on sale of non-core detergent business in Colombia	—	(207)
Operating profit, non-GAAP	$2,988	$2,886	4%

	Nine Months Ended September 30,
	2012	2011	Basis Point Change
Operating profit margin, GAAP	23.0%	23.2%	(20)
Costs related to the sale of land in Mexico	0.1%	0.1%
Business realignment and other cost-saving initiatives	0.2%	1.3%
Gain on sale of non-core detergent business in Colombia	—	(1.6)%
Operating profit margin, non-GAAP	23.3%	23.0%	30

Interest expense, net

Interest expense, net decreased to $20 for the nine months ended September 30, 2012 from $37 in the comparable period of 2011, primarily due to an increase in interest income.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The effective tax rate was 31.9% for the third quarter of 2012 and 31.8% for the first nine months of 2012. The effective tax rate was 34.0% for the third quarter of 2011 and 33.0% for the first nine months of 2011. Excluding the impact of the costs related to the sale of land in Mexico, costs associated with the business realignment and other cost-saving initiatives and the gain on the sale of the non-core laundry detergent business in Colombia, the effective tax rate was 31.8% for the third quarter and the first nine months of 2012, 32.0% for the third quarter of 2011 and 32.3% for the first nine months of 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective tax rate, GAAP	31.9%	34.0%	31.8%	33.0%
Costs related to the sale of land in Mexico	(0.1)%	—	—	—
Business realignment and other cost-saving initiatives	—	(1.8)%	—	(0.6)%
Gain on sale of non-core detergent business in Colombia	—	(0.2)%	—	(0.1)%
Effective tax rate, non-GAAP	31.8%	32.0%	31.8%	32.3%

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2012 increased to $1,874 from $1,841 in the comparable 2011 period, and earnings per common share on a diluted basis increased to $3.89 per share from $3.73 per share in the comparable 2011 period. Net income attributable to Colgate-Palmolive Company in both periods included aftertax costs related to the sale of land in Mexico and aftertax costs associated with the business realignment and other cost-saving initiatives. Net income attributable to Colgate-Palmolive Company in the first nine months of 2011 also included an aftertax gain on the sale of the non-core laundry detergent business in Colombia. Excluding these items, Net income attributable to Colgate-Palmolive Company for the first nine months of 2012 increased 3% and earnings per common share on a diluted basis increased 6%.

	Nine Months Ended September 30,
	2012	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,874	$1,841	2%
Costs related to the sale of land in Mexico	15	5
Business realignment and other cost-saving initiatives	14	128
Gain on sale of non-core detergent business in Colombia	—	(135)
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,903	$1,839	3%

	Nine Months Ended September 30,
	2012	2011	% Change
Earnings per common share, diluted, GAAP	$3.89	$3.73	4%
Costs related to the sale of land in Mexico	0.03	0.01
Business realignment and other cost-saving initiatives	0.03	0.26
Gain on sale of non-core detergent business in Colombia	—	(0.27)
Earnings per common share, diluted, non-GAAP	$3.95	$3.73	6%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, costs associated with the 2012 Restructuring Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations increased 4% to $2,133 in the first nine months of 2012, compared with $2,057 in the comparable period of 2011. Net cash provided by operations for 2012 includes higher income tax payments, higher payments related to business realignment and other cost-saving initiatives and the payments for the previously disclosed competition law matter in France related to a divested detergent business and lower voluntary benefit plan contributions.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to 2.2% of Net sales in the first nine months of 2012 as compared with 0.6% in the first nine months of 2011, primarily due to the timing of income tax payments and higher accounts receivable.

Investing activities used $624 in the first nine months of 2012, compared with $998 in the comparable period of 2011. In the second quarter of 2011, the Company acquired the Sanex business for $960, and, in the second quarter of 2012, the Company acquired the remaining interest in Tom’s of Maine for $18. In the third quarter of 2011, the Company sold its non-core laundry detergent business in Colombia for $215 ($135 aftertax gain). Additionally, in the third quarter of 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement and, during the third quarter of 2012, the Company received the second installment of $36. Purchases of marketable securities and investments increased in the first nine months of 2012 to $501 from $108 in the comparable period of 2011 primarily due the Company’s investments through its subsidiary in Venezuela in fixed interest rate bonds issued by the Venezuelan government. Capital spending decreased in the first nine months of 2012 to $317 from $324 in the comparable period of 2011. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Overall capital expenditures for 2012 are expected to be at an annual rate of approximately 3.5% of Net sales.

Financing activities used $1,458 of cash during the first nine months of 2012 compared with $566 in the comparable period of 2011. The difference was primarily due to higher principal payments on debt and higher dividends paid in the first nine months of 2012 compared to the prior period.

Long-term debt, including the current portion, increased to $5,193 as of September 30, 2012 as compared to $4,776 as of December 31, 2011 and total debt increased to $5,246 as of September 30, 2012 as compared to $4,810 as of December 31, 2011. During the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30% under the Company’s shelf registration statement. During the third quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 1.95% under the Company’s shelf registration statement. Proceeds from the debt issuances were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Commercial paper outstanding was $462 and $986 as of September 30, 2012 and 2011, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2012 and 2011 were $1,598 and $1,530, respectively. The maximum daily balance outstanding for commercial paper in the first nine months of 2012 and 2011 were $2,042 and $1,897, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit that expire in 2016.

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

Cash and cash equivalents increased $31 during the first nine months of 2012 to $909 at September 30, 2012, compared to $878 at December 31, 2011, most of which ($880 and $824, respectively) were held by the Company’s foreign subsidiaries. These amounts include $165 and $385, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

On October 24, 2012, the Company’s Board of Directors approved the 2012 Restructuring Program. Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), beginning with approximately $110 to $120 ($90 to $100 aftertax) in the fourth quarter of 2012. The anticipated charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the four-year 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

Savings are projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. Savings in 2013 should approximate $40 to $50 ($30 to $40 aftertax) effective in the latter part of the year.

As a result of the 2012 Restructuring Program, overall capital expenditures are expected to increase to an annual rate of approximately 4.0% to 4.5% of Net sales during the four-year program. It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flow.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2012 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the impacts of costs associated with the business realignment and other cost-saving initiatives, gain on the sale of the non-core laundry detergent business in Colombia and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2012 and 2011 is presented within each section of Results of Operations.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended September 30, 2012.

Three months ended September 30, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	0.0%	0.0%	2.5%
Latin America	9.0%	(8.0)%	(1.0)%	0.0%
Europe/South Pacific	(2.5)%	(8.5)%	0.0%	(11.0)%
Greater Asia/Africa	11.5%	(6.5)%	0.0%	5.0%
Total Oral, Personal and Home Care	5.5%	(6.0)%	(0.5)%	(1.0)%
Pet Nutrition	1.5%	(3.0)%	0.0%	(1.5)%
Total Company	5.0%	(6.0)%	0.0%	(1.0)%

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the nine months ended September 30, 2012.

Nine months ended September 30, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	0.0%	0.0%	3.5%
Latin America	12.5%	(7.5)%	(2.0)%	3.0%
Europe/South Pacific	(1.0)%	(6.5)%	4.0%	(3.5)%
Greater Asia/Africa	11.5%	(6.0)%	0.5%	6.0%
Total Oral, Personal and Home Care	7.0%	(5.5)%	0.5%	2.0%
Pet Nutrition	2.0%	(2.5)%	0.0%	(0.5)%
Total Company	6.5%	(5.0)%	0.5%	2.0%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange and price controls, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price controls, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers and the ability to continue lowering costs. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2012	574,140	$105.20	490,000	34,714,289
August 1 through 31, 2012	1,800,801	$105.75	1,800,000	32,914,289
September 1 through 30, 2012	1,964,478	$105.57	1,920,000	30,994,289
Total	4,339,419	$105.59	4,210,000
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 129,419 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 25, 2012	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 25, 2012	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 25, 2012	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller