Form 10-K
period 2012-12-31
COLGATE PALMOLIVE CO
filed 2013-02-21
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2012 (the last business day of its most recently completed second quarter) was approximately $49.2 billion.
There were 467,696,711 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III, Items 10 through 14

Colgate-Palmolive Company

PART I

ITEM 1.    BUSINESS

(a) General Development of the Business

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) is a leading consumer products company whose products are marketed in over 200 countries and territories throughout the world. Colgate was founded in 1806 and incorporated under the laws of the State of Delaware in 1923.

For recent business developments and other information, refer to the information set forth under the captions “Executive Overview and Outlook,” “Results of Operations,” “Restructuring and Related Implementation Charges” and “Liquidity and Capital Resources” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 15 to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company manages its business in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to value share data provided by ACNielsen. Colgate’s Oral Care products include Colgate Total, Colgate Sensitive Pro-Relief, Colgate Max Fresh, Colgate Optic White and Colgate Luminous White toothpastes, Colgate 360° manual toothbrushes and Colgate and Colgate Plax mouth rinses. Colgate’s Oral Care business also includes dental floss and pharmaceutical products for dentists and other oral health professionals.

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

Colgate manufactures and markets a wide array of products for Home Care, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe. Colgate is a market leader in laundry detergent in the South Pacific.

Sales of Oral, Personal and Home Care products accounted for 44%, 22% and 21%, respectively, of the Company’s total worldwide Net sales in 2012. Geographically, Oral Care is a significant part of the Company’s business in Greater Asia/Africa, comprising approximately 74% of sales in that region for 2012.

Colgate, through its Hill’s Pet Nutrition segment (Hill’s), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 95 countries worldwide. Hill’s markets pet foods primarily under two trademarks: Hill’s Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; and Hill’s Prescription Diet, a range of therapeutic products sold by veterinarians and authorized pet supply retailers to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide Net sales in 2012.

For more information regarding the Company’s worldwide Net sales by product categories, refer to Notes 1 and 15 to the Consolidated Financial Statements.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal, home care and pet nutrition needs.  The Company’s spending related to research and development activities was $259 million in 2012, $262 million in 2011 and $256 million in 2010.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers. No single customer accounts for 10% or more of the Company’s sales.

The majority of raw and packaging materials are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, tropical oils, essential oils, tallow, poultry, corn and soybeans are subject to market price variations.

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain of the Company’s product lines. Product quality and innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s business segments.

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and/or registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $18 million for 2012. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13 to the Consolidated Financial Statements.

Employees

As of December 31, 2012, the Company employed approximately 37,700 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 21, 2013:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	60	1996	Chairman of the Board
			President and Chief Executive Officer
Fabian T. Garcia	53	2003	Chief Operating Officer
			Global Innovation and Growth, Europe and
			Hill's Pet Nutrition
Franck J. Moison	59	2002	Chief Operating Officer
			Emerging Markets and South Pacific
Dennis J. Hickey	64	1998	Chief Financial Officer
Andrew D. Hendry	65	1991	Chief Legal Officer and Secretary
Victoria L. Dolan	53	2011	Vice President and Corporate Controller
Elaine C. Paik	48	2010	Vice President and Corporate Treasurer
Ronald T. Martin	64	2001	Vice President
			Global Sustainability and Social Responsibility
John J. Huston	58	2002	Senior Vice President
			Office of the Chairman
Delia H. Thompson	63	2002	Senior Vice President
			Investor Relations
Hector I. Erezuma	68	2005	Vice President
			Global Business Continuity, Real Estate and
			Facilities
Daniel B. Marsili	52	2005	Senior Vice President
			Global Human Resources
Alexandre de Guillenchmidt	67	2008	President
			Colgate – Europe
Rosemary Nelson	65	2008	Vice President
			Deputy General Counsel, Operations and South Pacific
P. Justin Skala	53	2008	President
			Colgate – Latin America
Noel R. Wallace	48	2009	President
			Colgate – North America and Global Sustainability
Francis M. Williamson	65	2010	Vice President
			Finance and Strategic Planning
			Latin America
Thomas W. Greene	46	2011	Vice President
			Chief Information and Business Services Officer
Patricia Verduin	53	2011	Vice President
			Chief Technology Officer
Nigel B. Burton	54	2012	Chief Marketing Officer
Michael Corbo	53	2012	Vice President
			Global Supply Chain
Stephen J. Fogarty	63	2012	Chief Ethics and Compliance Officer

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years with the exception of Victoria L. Dolan, who joined the Company in 2008 as Vice President, Finance and Strategic Planning, Colgate Europe.  Ms. Dolan joined Colgate from Marriott International, Inc. (Marriott), where she served as Executive Vice President, Finance and Chief Financial Officer of its vacation ownership division.  Prior to joining Marriott in 2000, Ms. Dolan spent nine years at The Coca-Cola Company in several leadership positions that included Chief Financial Officer and Executive Vice President for the Japan division.

Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors of the Company (the Board).  There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

(d) Financial Information about Geographic Areas

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 15 to the Consolidated Financial Statements.  For a discussion of risks associated with our international operations, see Item 1A “Risk Factors.”

(e) Available Information

The Company’s web site address is www.colgatepalmolive.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the SEC). Also available on the Company’s web site are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers and its proxy statements.

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

We operate on a global basis with approximately 80% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce the Company’s exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets,

▪	exchange controls and other limits on our ability to import raw materials or finished product or to repatriate earnings from overseas,

▪	political or economic instability, social or labor unrest or changing macroeconomic conditions in our markets,

▪	lack of well-established or reliable legal systems in certain countries where the Company operates,

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, and

▪
other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions, price controls or other government controls.

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

For example, in February 2013, the government of Venezuela devalued its currency, which will adversely affect our business and results of operations for 2013. Likewise, in 2010, our results of operations were adversely impacted by the designation of Venezuela as hyperinflationary and the subsequent currency devaluations in Venezuela in that year. In addition, on April 1, 2012, price controls became effective in Venezuela affecting most products in our Venezuelan subsidiary's (CP Venezuela) portfolio, thereby further restricting the Company's ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation. In the fourth quarter of 2012, production at CP Venezuela was negatively impacted by labor issues within the country. Going forward, additional government actions, including in the form of further currency devaluations or continued or worsening import authorization controls, foreign exchange or price controls, or continued or increased labor unrest in Venezuela could have further adverse impacts on our business and results of operations. For additional information regarding these and other risks associated with our operations in Venezuela, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Outlook” and Note 14 to the Consolidated Financial Statements.

Uncertain global economic conditions and disruptions in the credit markets may adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Recent global economic trends pose challenges to our business and could result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands, during periods of economic uncertainty consumers may switch to economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, retailers may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins. For example, continuing economic uncertainty in Europe, and a worsening of the debt crisis there, could negatively affect consumer confidence globally.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, any disruption in the credit markets, including in Europe, could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. If any financial institutions that are parties to our revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business.

Significant competition in our industry could adversely affect our business.

We face vigorous competition worldwide, including from other large, multinational companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities and new product introductions. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to defend our patent, trademark and trade dress rights against legal challenges brought by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such initiatives and challenges, including management time, out-of-pocket expenses and price reductions, may affect our performance in the relevant period. A failure to compete effectively could adversely affect our growth and profitability.

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers and the emergence of new sales channels may adversely affect our business.

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

We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. Private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soaps and shower gels. In addition, the emergence of new sales channels, such as sales via e-commerce, may affect consumer preferences and market dynamics and could adversely impact our financial results.

The growth of our business depends on the successful development and launch of innovative new products.

Our growth depends on the continued success of existing products as well as the successful development and launch of innovative new products and line extensions. The development and introduction of innovative new products and line extensions involve considerable costs, and any new product or line extension may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product or line extension could be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	develop and fund technological innovations,

▪	obtain and maintain necessary patent and trademark protection and avoid infringing intellectual property rights of others,

▪	obtain approvals and registrations of regulated products, including from the U.S. Food and Drug Administration (FDA) and other regulatory bodies in the U.S. and abroad, and

▪	anticipate and respond to consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in the Company not being the first to market, which could compromise our competitive position.

We may not realize the benefits that we expect from our 2012 Restructuring Program.

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The 2012 Restructuring Program's initiatives are expected to help the Company ensure continued and solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

The successful implementation of the 2012 Restructuring Program presents significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize, in full or in part, the anticipated benefits from our 2012 Restructuring Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the 2012 Restructuring Program, our ability to fund other initiatives may be adversely affected. Any failure to implement the 2012 Restructuring Program in accordance with our expectations could adversely affect our profitability.

Volatility in material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, tropical oils, essential oils, tallow, poultry, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. In addition, our move to global suppliers for materials and other services in order to achieve cost reductions and simplify our business has resulted in an increasing dependence on key suppliers. For certain materials, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints and other factors could affect the availability of, or prices for, those raw materials.

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

In addition, third parties sell counterfeit versions of our products, which are inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business.

Similarly, adverse publicity about the Company or our brands regarding health concerns, our environmental impacts, including packaging, energy and water use and waste management, or other sustainability issues, whether or not deserved, could jeopardize our reputation. In addition, negative posts or comments about the Company on any social media web site could harm our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our business, as well as require resources to rebuild our reputation.

Our business is subject to product liability claims.

From time to time the Company may be subject to product liability claims alleging, among other things, that its products cause damage to property or persons, provide inadequate instructions or warnings regarding their use or contain design or manufacturing defects or contaminants. For example, the Company has been named in product liability actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos, causing harm to consumers. In addition, if one of the Company’s products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a product liability claim is successful, or a recall is required, such assertions could have an adverse effect on our business and the negative publicity surrounding them could harm our reputation and brand image.

Our business is subject to legal and regulatory risks in the U.S. and abroad.

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising and sale. Also, our selling practices are regulated by competition law authorities in the U.S. and abroad. U.S. federal authorities, including the FDA, the Federal Trade Commission, the Consumer Product Safety Commission and the Environmental Protection Agency (EPA), regulate different aspects of our business, along with parallel authorities at the state and local level and comparable authorities overseas.

Because of our extensive international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.

In addition, new or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could have a material adverse impact on our business. For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products. Triclosan, an ingredient used primarily in Colgate Total toothpaste as well as certain other oral care products and soaps, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide. A finding by a regulatory authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could have a material adverse impact on our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients. Additionally, an inability to develop new or reformulated products containing alternative ingredients or to obtain regulatory approval of such products on a timely basis could likewise have a material adverse effect on our business.

While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could have a material adverse effect on our business. Even if a claim is unsuccessful, is without merit or is not fully pursued, the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation and brand image. For information regarding our legal and regulatory matters, see Item 3 “Legal Proceedings” and Note 13 to the Consolidated Financial Statements.

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

The Company relies extensively on information technology systems, including some which rely on third-party service providers, in order to conduct its business.  These systems include, but are not limited to:

▪	communicating within the Company and with other parties,

▪	ordering and managing materials from suppliers,

▪	converting materials to finished products,

▪	receiving and processing orders from and shipping products to our customers,

▪	marketing products to consumers,

▪	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data,

▪	processing transactions,

▪	summarizing and reporting results of operations,

▪	complying with legal, regulatory or tax requirements, and

▪	other processes involved in managing the business.
Although the Company has network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users. While the Company has business continuity plans in place, if the systems are damaged or cease to function properly for any reason, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, the Company may suffer interruptions in its ability to manage or conduct business and reputational harm, which may adversely impact the Company’s business.

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

In the U.S., the Company operates approximately 60 properties, of which 14 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates approximately 280 properties, of which 80 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care segment of our business are located in Australia, Brazil, China, Colombia, France, Italy, Mexico, Poland, South Africa, Thailand, Venezuela and Vietnam. The Pet Nutrition segment has a major facility in the Czech Republic.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $225 million (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $130 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $78 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in a number of European countries. The Company understands that substantially all of these investigations also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

Fines have been imposed on the Company in the following matters, although the Company is appealing these fines:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 million on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland. The Company is appealing the fine in the Swiss courts.

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

▪
In December 2011, the French competition law authority found that four consumer goods companies had entered into agreements on pricing and promotion of heavy duty detergents for which Colgate’s French subsidiary was fined $46 million in connection with a divested business. The Company is appealing the fine in the French courts.

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s France subsidiary, had violated the competition law, for which it imposed a fine of $7 million on the Company’s Hill’s France subsidiary for alleged restrictions on exports from France. The Company is appealing the fine in the French courts.

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

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company regularly evaluates developments in these matters and accrues liabilities as and when appropriate.

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, alleging failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The parties are in discussions via non-binding mediation to determine whether the action can be settled. The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information regarding the market for the Company’s common stock, including quarterly market prices and dividends, refer to “Market and Dividend Information” included in Part IV, Item 15 of this report. For information regarding the number of common shareholders of record refer to “Historical Financial Summary” included in Part IV, Item 15 of this report.  For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

For each of the three months in the quarter ended December 31, 2012, the Company repurchased its common stock under a share repurchase program that was approved by the Board of Directors in September 2011 (the 2011 Program). Under the 2011 Program, the Company was authorized to purchase up to 50 million shares of the Company’s common stock. The Board has also authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended
December 31, 2012:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2012	632,891	$105.52	615,000	30,379,289
November 1 through 30, 2012	2,571,014	$105.78	2,551,048	27,828,241
December 1 through 31, 2012	2,582,455	$106.11	2,581,254	25,246,987
Total	5,786,360	$105.90	5,747,302
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 39,058 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, Net sales (including volume, pricing and foreign exchange components), organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments), Gross profit margin, Operating profit, Net income attributable to Colgate-Palmolive Company and Earnings per common share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls.

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

The investments needed to support growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as the Company’s funding-the-growth initiatives, the Company seeks to become even more effective and efficient throughout its businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses and distribution and logistics, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

As disclosed in Part I, Item 1A “Risk Factors,” with approximately 80% of its Net sales generated outside of the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political and economic uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price controls, labor disruptions and the possibility of expropriation of property or other resources.

(Dollars in Millions Except Per Share Amounts)

In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013, described in Note 14 “Venezuela” to the Consolidated Financial Statements. On February 8, 2013, the Venezuelan government announced its intention to devalue its currency, and effective on February 9, 2013 the official exchange rate changed from 4.30 to 6.30 per dollar. This devaluation had no impact on the Company's 2012 Consolidated Financial Statements. The Company's preliminary assessment of the one-time impact of the devaluation is that the Company will incur an aftertax loss of approximately $120 ($0.25 per common share) in the first quarter of 2013, related to the remeasurement of the local balance sheet at the date of the devaluation. There will also be ongoing impacts primarily related to the remeasurement of the local financial statements at the new exchange rate. We will remeasure the financial statements of CP Venezuela for 2013 at 6.30, the rate at which we now expect to remit dividends. While it is difficult to project, it is the Company's preliminary estimate that these ongoing impacts will reduce diluted earnings per common share by $0.05 to $0.07 per share per quarter in 2013 taking into account both the Company's ability to take actions in Venezuela and elsewhere to mitigate the effect of the devaluation and ongoing price control regulations in Venezuela.

In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. While CP Venezuela continues to have limited access to U.S. dollars from the government (CADIVI), and currently only for imported goods, the timing of receipt of these funds has slowed and become increasingly unpredictable. CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CADIVI, intercompany borrowings and the use of financial and other intermediaries and, to a lesser extent, with existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. On April 1, 2012, additional price controls became effective, affecting most products in CP Venezuela’s portfolio, thereby further restricting the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation. In the fourth quarter of 2012, production at CP Venezuela was negatively impacted by labor issues within the country.

The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions or continued or increased labor unrest. Following the February 2013 devaluation, CP Venezuela's local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was reduced to approximately $390 as compared to approximately $520 at December 31, 2012, and it is expected that CP Venezuela will represent less than 4% of the Company's consolidated Net sales in 2013. The Company continues to actively manage its investment in and exposure to Venezuela.

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses. Implementation of the 2012 Restructuring Program, which is expected to be substantially completed by December 31, 2016, is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax). Savings are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In 2012, the Company incurred aftertax costs of $14 associated with the business realignment and other cost-saving initiatives and aftertax costs of $18 related to the sale of land in Mexico (discussed below).

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

(Dollars in Millions Except Per Share Amounts)

On July 29, 2011, in connection with the Sanex acquisition (discussed below), Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax) associated with the implementation of business realignment and other cost-saving initiatives, the sale of land in Mexico and a competition law matter in France related to a divested detergent business, as discussed in Part I, Item 3 "Legal Proceedings" and Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada, and a Hill’s facility in Los Angeles, California.

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

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which we operate has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from other large multinational companies, some of which have greater resources than we do. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, we continue to experience foreign currency fluctuations and high commodity costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

Results of Operations

Net Sales

Worldwide Net sales were $17,085 in 2012, up 2.0% from 2011, as volume growth of 3.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 4.0%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 3.5%. The Sanex business contributed 0.5% to worldwide Net sales and volume growth in 2012. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments) increased 6.0% on organic volume growth of 3.0% in 2012. Organic volume growth excludes the impact of acquisitions and divestments.

Net sales in the Oral, Personal and Home Care segment were $14,925 in 2012, up 2.5% from 2011, as volume growth of 4.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 4.5%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 4.5%. The Sanex business contributed 1.0% to sales and volume growth in 2012. Organic sales in the Oral, Personal and Home Care segment increased 6.5% on organic volume growth of 3.5% in 2012.

Net sales for Hill’s Pet Nutrition decreased 0.5% in 2012 to $2,160, as a volume decline of 2.5% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 1.5% in 2012.

Worldwide Net sales were $16,734 in 2011, up 7.5% from 2010, driven by volume growth of 3.5%, net selling price increases of 1.0% and a positive foreign exchange impact of 3.0%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 4.0%. The Sanex business contributed 1.0% to worldwide Net sales and volume growth in 2011. Organic sales increased 4.0%, on organic volume growth of 3.0% in 2011.

Gross Profit/Margin

Worldwide Gross profit increased 4% to $9,932 in 2012 from $9,590 in 2011. Gross profit in both periods included the

(Dollars in Millions Except Per Share Amounts)

impact of costs associated with the business realignment and other cost-saving initiatives. Gross profit in 2012 also included the impact of charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding the items described above, Gross profit increased to $9,963 in 2012 from $9,634 in 2011, primarily due to strong sales growth, cost savings from the Company’s funding-the-growth initiatives and higher pricing, which were partially offset by higher raw and packaging material costs driven by global commodity cost increases and negative foreign exchange transaction costs.

Worldwide Gross profit margin increased to 58.1% in 2012 from 57.3% in 2011. Excluding the items described above, Gross profit margin increased by 70 basis points (bps) to 58.3% in 2012. The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (120 bps), which were partially offset by higher raw and packaging material costs driven by global commodity cost increases and negative foreign exchange transaction costs (250 bps).

Worldwide Gross profit increased 4% to $9,590 in 2011 from $9,204 in 2010. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in 2011, Gross profit increased to $9,634 in 2011.

Worldwide Gross profit margin decreased to 57.3% in 2011 from 59.1% in 2010. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in 2011, Gross profit margin was 57.6% in 2011. The decrease in 2011 was primarily due to higher raw and packaging material costs driven by global commodity cost increases (390 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (50 bps).

	2012	2011	2010
Gross profit, GAAP	$9,932	$9,590	$9,204
2012 Restructuring Program	2	—	—
Costs related to the sale of land in Mexico	24	—	—
Business realignment and other cost-saving initiatives	5	44	—
Gross profit, non-GAAP	$9,963	$9,634	$9,204

	2012	2011	Basis Point Change	2010	Basis Point Change
Gross profit margin, GAAP	58.1%	57.3%	80	59.1%	(180)
2012 Restructuring Program	—	—		—
Costs related to the sale of land in Mexico	0.2	—		—
Business realignment and other cost-saving initiatives	—	0.3		—
Gross profit margin, non-GAAP	58.3%	57.6%	70	59.1%	(150)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $5,930 in 2012 from $5,758 in 2011. Selling, general and administrative expenses in both periods included the impact of costs associated with the business realignment and other cost-saving initiatives. Selling, general and administrative expenses in 2012 also included charges related to the 2012 Restructuring Program. Excluding these costs, Selling, general and administrative expenses increased to $5,910 in 2012 from $5,748 in 2011.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.7% in 2012 from 34.4% in 2011. Excluding the items described above, Selling, general and administrative expenses as a percentage of Net sales were 34.6%, an increase of 30 bps as compared to 2011. The 30 bps increase in 2012 was a result of higher overhead expenses (20 bps) due primarily to increased commercial capabilities on the ground in emerging markets and higher advertising investments (10 bps). In 2012, advertising increased 3.3% to $1,792 as compared with $1,734 in 2011, or 10.5% as a percentage of Net sales in 2012 as compared to 10.4% in 2011.

Selling, general and administrative expenses increased 6% to $5,758 in 2011 from $5,414 in 2010. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in 2011, Selling, general and administrative expenses increased to $5,748 in 2011.

(Dollars in Millions Except Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.4% in 2011 from 34.8% in 2010. Excluding the impact of costs associated with the business realignment and other cost-saving initiatives in 2011, Selling, general and administrative expenses as a percentage of Net sales were 34.3%, a decrease of 50 bps as compared to 2010 primarily due to lower advertising investments (20 bps) and lower overhead expenses (30 bps). In 2011, advertising increased 4.7% to $1,734 as compared with $1,656 in 2010, but decreased as a percentage of Net sales from 10.6% in 2010 to 10.4% in 2011.

	2012	2011	2010
Selling, general and administrative expenses, GAAP	$5,930	$5,758	$5,414
2012 Restructuring Program	(6)	—	—
Business realignment and other cost-saving initiatives	(14)	(10)	—
Selling, general and administrative expenses, non-GAAP	$5,910	$5,748	$5,414

	2012	2011	Basis Point Change	2010	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.7%	34.4%	30	34.8%	(40)
2012 Restructuring Program	—	—		—
Business realignment and other cost-saving initiatives	(0.1)	(0.1)		—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.6%	34.3%	30	34.8%	(50)

Other (Income) Expense, Net

Other (income) expense, net was $113, ($9) and $301 in 2012, 2011 and 2010, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2012	2011	2010
Amortization of intangible assets	$31	$28	$22
2012 Restructuring Program	81	—	—
Costs related to the sale of land in Mexico	—	13	—
Business realignment and other cost-saving initiatives	2	136	—
Gain on sales of non-core product lines	—	(207)	(50)
Charge for a French competition law matter	—	21	—
Sanex acquisition transaction costs	—	12	—
Venezuela hyperinflationary transition charge	—	—	271
Gain from remeasurement of Venezuelan balance sheet	—	—	(10)
Termination benefits	—	—	86
Legal and environmental matters	7	11	(3)
Asset impairments	—	—	5
Equity (income)	(7)	(6)	(5)
Other, net	(1)	(17)	(15)
Total Other (income) expense, net	$113	$(9)	$301

Other (income) expense, net was $113 in 2012 as compared to ($9) in 2011. Other (income) expense, net in both periods included costs associated with the business realignment and other cost-saving initiatives. In 2012, Other (income) expense, net also included charges related to the 2012 Restructuring Program. In 2011, Other (income) expense, net also included costs related to the sale of land in Mexico, the gain on the sale of the non-core laundry detergent business in Colombia and a charge for a competition law matter in France related to a divested detergent business.

(Dollars in Millions Except Per Share Amounts)

Other (income) expense, net was ($9) in 2011 as compared to $301 in 2010. In 2010, Other (income) expense, net included the one-time charge related to the transition to hyperinflationary accounting in Venezuela, termination benefits and the gain on sales of non-core product lines. In 2011, Other (income) expense, net also included transaction costs of $12 related to the Sanex acquisition in 2011.

Excluding these items in all applicable years, Other (income) expense, net was $30 in 2012, $28 in 2011 and ($6) in 2010.

	2012	2011	2010
Other (income) expense, net, GAAP	$113	$(9)	$301
2012 Restructuring Program	(81)	—	—
Costs related to the sale of land in Mexico	—	(13)	—
Business realignment and other cost-saving initiatives	(2)	(136)	—
Gain on sales of non-core product lines	—	207	50
Charge for a French competition law matter	—	(21)	—
Venezuela hyperinflationary transition charge	—	—	(271)
Termination benefits	—	—	(86)
Other (income) expense, net, non-GAAP	$30	$28	$(6)

Operating Profit

In 2012, Operating profit increased 1% to $3,889 from $3,841 in 2011. In 2011, Operating profit increased 10% to $3,841 from $3,489 in 2010.

In 2012 and 2011, Operating profit included the impact of costs related to the sale of land in Mexico and costs associated with the business realignment and other cost-saving initiatives. In 2012, Operating profit also included charges related to the 2012 Restructuring Program. In 2011, Operating profit also included the gain on the sale of the non-core laundry detergent business in Colombia and a charge for a competition law matter in France related to a divested detergent business.

In 2010, Operating profit was impacted by a one-time charge related to the transition to hyperinflationary accounting in Venezuela, termination benefits and the gain on sales of non-core product lines.

Excluding these items in all applicable years, Operating profit increased 4% in 2012 and 2% in 2011 as follows:

	2012	2011	% Change	2010	% Change
Operating profit, GAAP	$3,889	$3,841	1%	$3,489	10%
2012 Restructuring Program	89	—		—
Costs related to the sale of land in Mexico	24	13		—
Business realignment and other cost-saving initiatives	21	190		—
Gain on sales of non-core product lines	—	(207)		(50)
Charge for a French competition law matter	—	21		—
Venezuela hyperinflationary transition charge	—	—		271
Termination benefits	—	—		86
Operating profit, non-GAAP	$4,023	$3,858	4%	$3,796	2%

(Dollars in Millions Except Per Share Amounts)

Operating profit margin was 22.8% in 2012, compared with 23.0% in 2011 and 22.4% in 2010. Excluding the items described above in all applicable years, Operating profit margin increased 40 bps in 2012 and decreased 130 bps in 2011 as follows:

	2012	2011	Basis Point Change	2010	Basis Point Change
Operating profit margin, GAAP	22.8%	23.0%	(20)	22.4%	60
2012 Restructuring Program	0.5	—		—
Costs related to the sale of land in Mexico	0.1	0.1		—
Business realignment and other cost-saving initiatives	0.1	1.1		—
Gain on sales of non-core product lines	—	(1.2)		(0.3)
Charge for a French competition law matter	—	0.1		—
Venezuela hyperinflationary transition charge	—	—		1.7
Termination benefits	—	—		0.6
Operating profit margin, non-GAAP	23.5%	23.1%	40	24.4%	(130)

Interest Expense, Net

Interest expense, net was $15 in 2012, compared with $52 in 2011 and $59 in 2010. The decrease in Interest expense, net from 2011 to 2012 was primarily due to an increase in interest income on investments held outside of the U.S., partially offset by an increase in interest expense due to higher debt balances.  The decrease in Interest expense, net from 2010 to 2011 was primarily due to lower average interest rates, partially offset by higher debt balances.

Income Taxes

The effective income tax rate was 32.1% in 2012 and 32.6% in both 2011 and 2010.  As reflected in the table below, the non-GAAP effective income tax rate as a result of the items described above was 31.8% in 2012 and 2011 and 30.9% in 2010.

	2012	2011	2010
Effective income tax rate, GAAP	32.1%	32.6%	32.6%
2012 Restructuring Program	(0.3)	—	—
Costs related to the sale of land in Mexico	—	—	—
Business realignment and other cost-saving initiatives	—	(0.5)	—
Gain on sales of non-core product lines	—	(0.1)	—
Charge for a French competition law matter	—	(0.2)	—
Venezuela hyperinflationary transition charge	—	—	(2.4)
Termination benefits	—	—	(0.1)
Reorganization of an overseas subsidiary	—	—	0.8
Effective income tax rate, non-GAAP	31.8%	31.8%	30.9%

The effective income tax rate in all years benefited from global tax incentives. The effective income tax rate in 2012 and 2011 benefited from lower U.S. taxes on overseas remittances. Additionally, the 2012 effective income tax rate included a benefit of 90 bps from lower tax rates on international earnings. The 2011 effective income tax rate included a benefit of 40 bps related to a change in state tax law. The 2010 effective income tax rate included a benefit of 140 bps related to the remeasurement of the Venezuelan balance sheet and lower U.S. taxes on unpaid remittances from Venezuela.

(Dollars in Millions Except Per Share Amounts)

Net Income attributable to Colgate-Palmolive Company

Net income attributable to Colgate-Palmolive Company was $2,472, or $5.15 per share on a diluted basis, in 2012 compared with $2,431, or $4.94 per share on a diluted basis, in 2011 and $2,203, or $4.31 per share on a diluted basis, in 2010. In 2012 and 2011, Net income attributable to Colgate-Palmolive Company included aftertax costs related to the sale of land in Mexico and aftertax costs associated with the business realignment and other cost-saving initiatives. In 2012, Net income attributable to Colgate-Palmolive Company also included charges related to the 2012 Restructuring Program. In 2011, Net income attributable to Colgate-Palmolive Company also included an aftertax gain on the sale of the non-core laundry detergent business in Colombia and aftertax costs associated with a competition law matter in France related to a divested detergent business. In 2010, Net income attributable to Colgate-Palmolive Company included a one-time charge related to the transition to hyperinflationary accounting in Venezuela, aftertax charges for termination benefits, an aftertax gain from the sale of non-core product lines in Latin America and an aftertax gain related to the reorganization of an overseas subsidiary.

Excluding the items described above in all applicable years, Net income attributable to Colgate-Palmolive Company increased 4% to $2,574 in 2012 and Earnings per common share, diluted increased 7% to $5.36. Net income attributable to Colgate-Palmolive Company was $2,473 in 2011, as compared to $2,474 in 2010 and Earnings per common share, diluted increased 4% to $5.03 in 2011.

	2012	2011	% Change	2010	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$2,472	$2,431	2%	$2,203	10%
2012 Restructuring Program	70	—		—
Costs related to the sale of land in Mexico	18	9		—
Business realignment and other cost-saving initiatives	14	147		—
Gain on sales of non-core product lines	—	(135)		(30)
Charge for a French competition law matter	—	21		—
Venezuela hyperinflationary transition charge	—	—		271
Termination benefits	—	—		61
Reorganization of an overseas subsidiary	—	—		(31)
Net income attributable to Colgate-Palmolive Company, non-GAAP	$2,574	$2,473	4%	$2,474	—%

	2012	2011	% Change	2010	% Change
Earnings per common share, diluted, GAAP	$5.15	$4.94	4%	$4.31	15%
2012 Restructuring Program	0.14	—		—
Costs related to the sale of land in Mexico	0.04	0.02		—
Business realignment and other cost-saving initiatives	0.03	0.30		—
Gain on sales of non-core product lines	—	(0.27)		(0.06)
Charge for a French competition law matter	—	0.04		—
Venezuela hyperinflationary transition charge	—	—		0.53
Termination benefits	—	—		0.12
Reorganization of an overseas subsidiary	—	—		(0.06)
Earnings per common share, diluted, non-GAAP	$5.36	$5.03	7%	$4.84	4%

(Dollars in Millions Except Per Share Amounts)

Segment Results

The Company markets its products in over 200 countries and territories throughout the world in two distinct product segments: Oral, Personal and Home Care; and Pet Nutrition.  The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

Oral, Personal and Home Care

North America

	2012	2011	% Change		2010	% Change
Net sales	$3,096	$2,995	3.5%		$3,005	(0.5)%
Operating profit	$834	$791	5%		$884	(11)%
% of Net sales	26.9%	26.4%	50	bps	29.4%	(300)	bps

Net sales in North America increased 3.5% in 2012 to $3,096, driven by volume growth of 2.0% and net selling price increases of 1.5%. Organic sales in North America increased 3.5% in 2012.

Net sales in North America decreased 0.5% in 2011 to $2,995, as volume growth of 2.0% and a positive foreign exchange impact of 0.5% were more than offset by net selling price decreases of 3.0%. Organic sales in North America decreased 1.0% in 2011.

Operating profit in North America increased 5% in 2012 to $834, or 26.9% of Net sales. This increase in Operating profit as a percentage of Net sales was driven by an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was due to higher advertising investments.

Operating profit in North America decreased 11% in 2011 to $791, or 26.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was driven by a decrease in Gross profit and by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was a result of lower pricing due to increased promotional investments and higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiatives. Selling, general and administrative expenses as a percentage of Net sales increased due to higher overhead expenses, which were partially offset by lower advertising investments as a percentage of Net sales.

Latin America

	2012	2011	% Change		2010	% Change
Net sales	$4,907	$4,778	2.5%		$4,261	12.0%
Operating profit	$1,430	$1,414	1%		$1,295	9%
% of Net sales	29.1%	29.6%	(50)	bps	30.4%	(80)	bps

Net sales in Latin America increased 2.5% in 2012 to $4,907, driven by volume growth of 2.5% and net selling price increases of 6.5%, which were largely offset by negative foreign exchange of 6.5%. Organic sales in Latin America increased 10.5% in 2012. Excluding the impact of the divested non-core laundry detergent business in Colombia, volume increased 4.0% in 2012. Volume gains were led by Brazil, Central America and Mexico and were partially offset by volume declines in Venezuela.

(Dollars in Millions Except Per Share Amounts)

Net sales in Latin America increased 12.0% in 2011 to $4,778, driven by volume growth of 3.0%, net selling price increases of 7.0% and a positive foreign exchange impact of 2.0%. Organic sales in Latin America increased 11.5% in 2011. Excluding the impact of the divested non-core laundry detergent business in Colombia, volume increased 4.5% in 2011.

While Operating profit in Latin America increased 1% in 2012 to $1,430, it decreased as a percentage of Net sales to 29.1%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses and Other (income) expense, net, which were partially offset by an increase in Gross profit, all as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs, negative foreign exchange transaction costs and costs associated with the increasingly difficult economic and labor environment in Venezuela, which likewise impacted unit volume in that country. This increase in Selling, general and administrative expenses and Other (income) expense, net was primarily due to inflation and foreign exchange.

While Operating profit in Latin America increased 9% in 2011 to $1,414, driven by strong sales growth, it decreased as a percentage of Net sales to 29.6%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses, which was partially offset by an increase in Gross profit, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs reflecting global commodity cost increases. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses and higher advertising investments supporting volume growth.

Europe/South Pacific

	2012	2011	% Change		2010	% Change
Net sales	$3,417	$3,508	(2.5)%		$3,220	9.0%
Operating profit	$747	$715	4%		$742	(4)%
% of Net sales	21.9%	20.4%	150	bps	23.0%	(260)	bps

Net sales in Europe/South Pacific decreased 2.5% in 2012 to $3,417, as volume growth of 4.0% was more than offset by negative foreign exchange of 5.0% and net selling price decreases of 1.5%. The Sanex business contributed 3.0% to Europe/South Pacific sales and volume growth in 2012. Organic sales in Europe/South Pacific decreased by 0.5% as organic volume growth of 1.0% was more than offset by net selling price decreases of 1.5% in 2012. Volume gains were led by France, Australia, the United Kingdom, Denmark and Iberia.

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

Operating profit in Europe/South Pacific increased 4% in 2012 to $747, or 21.9% of Net sales. The increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by savings from the Company's funding-the-growth initiatives, which were partially offset by lower pricing and higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was primarily driven by lower overhead expenses, which were partially offset by higher advertising investments.

Operating profit in Europe/South Pacific decreased 4% in 2011 to $715, or 20.4% of Net sales. This decrease in Operating profit was due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was due to lower pricing and higher raw and packaging material costs reflecting global commodity cost increases, which were partially offset by cost savings from the Company’s funding-the-growth initiatives. Selling, general and administrative expenses as a percentage of Net sales increased due to higher overhead expenses and higher advertising investments.

(Dollars in Millions Except Per Share Amounts)

Greater Asia/Africa

	2012	2011	% Change		2010	% Change
Net sales	$3,505	$3,281	7.0%		$2,998	9.5%
Operating profit	$886	$807	10%		$767	5%
% of Net sales	25.3%	24.6%	70	bps	25.6%	(100)	bps

Net sales in Greater Asia/Africa increased 7.0% in 2012 to $3,505, driven by volume growth of 7.5% and net selling price increases of 4.0%, which were partially offset by negative foreign exchange of 4.5%. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth in 2012. Organic sales in Greater Asia/Africa grew 11.0% on organic volume growth of 7.0% in 2012. Volume gains were led by the Greater China region, India, Russia, the Philippines, South Africa and Thailand.

Net sales in Greater Asia/Africa increased 9.5% in 2011 to $3,281, driven by volume growth of 6.5%, net selling price increases of 1.0% and a 2.0% positive impact of foreign exchange. The Sanex business contributed 0.5% to Greater Asia/Africa sales and volume growth in 2011. Organic sales in Greater Asia/Africa grew 7.0% on organic volume growth of 6.0% in 2011.

Operating profit in Greater Asia/Africa increased 10% in 2012 to $886, or 25.3% of Net sales. This increase in Operating profit was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was due to higher pricing and cost savings from the Company's funding-the-growth initiatives, partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was driven by higher overhead expenses due to sales force expansion to support business growth, partially offset by lower advertising investments.

While Operating profit in Greater Asia/Africa increased 5% in 2011 to $807, driven by strong sales growth, it decreased as a percentage of Net sales to 24.6%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit, which was partially offset by a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases, partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives. Selling, general and administrative expenses as a percentage of Net sales decreased due to lower advertising investments and lower overhead expenses as a percentage of Net sales.

Hill’s Pet Nutrition

	2012	2011	% Change		2010	% Change
Net sales	$2,160	$2,172	(0.5)%		$2,080	4.5%
Operating profit	$589	$560	5%		$559	—%
% of Net sales	27.3%	25.8%	150	bps	26.9%	(110)	bps

Net sales for Hill’s Pet Nutrition decreased 0.5% in 2012 to $2,160, as a volume decline of 2.5% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 1.5% in 2012. Volume declines in the U.S., Japan and Europe were partially offset by volume gains in Australia, Brazil and South Africa.

Net sales for Hill’s Pet Nutrition increased 4.5% in 2011 to $2,172. Net selling prices increased 1.5%, foreign exchange was positive 3.0% and volume was flat. Organic sales in Hill’s Pet Nutrition increased 1.5% in 2011.

Operating profit in Hill’s Pet Nutrition increased 5% in 2012 to $589, or 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company's funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was primarily due to higher advertising investments.

(Dollars in Millions Except Per Share Amounts)

While Operating profit in Hill’s Pet Nutrition was flat in 2011 at $560, it decreased as a percentage of Net sales to 25.8%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit, which was partially offset by a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs reflecting global commodity cost increases and increased manufacturing overhead expenses due to increased investments in capacity, partially offset by cost savings from the Company’s funding-the-growth initiatives and higher pricing. Selling, general and administrative expenses decreased as a percentage of Net sales due to lower advertising investments, partially offset by an increase in overhead expenses as a percentage of Net sales.

Corporate

	2012	2011	% Change	2010	% Change
Operating profit (loss)	$(597)	$(446)	34%	$(758)	(41)%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2012	2011	2010
2012 Restructuring Program	$(89)	$—	$—
Costs related to the sale of land in Mexico	(24)	(13)	—
Business realignment and other cost-saving initiatives	(21)	(190)	—
Gain on sales of non-core product lines	—	207	50
Charge for a French competition law matter	—	(21)	—
Sanex acquisition transaction costs	—	(12)	—
Venezuela hyperinflationary transition charge	—	—	(271)
Termination benefits	—	—	(86)
Corporate overhead costs and other, net	(463)	(417)	(451)
Total Corporate Operating profit (loss)	$(597)	$(446)	$(758)

Restructuring and Related Implementation Charges

2012 Restructuring Program

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

The 2012 Restructuring Program is expected to produce significant benefits in the Company’s long-term business performance. The major objectives of the program include:

•
Becoming even stronger on the ground through the continued evolution and expansion of proven global and regional commercial capabilities, which have already been successfully implemented in a number of the Company’s operations around the world.

•	Simplifying and standardizing how work gets done by increasing technology-enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

•	Reducing structural costs to continue to increase the Company’s gross and operating profit.

•	Building on Colgate’s current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

(Dollars in Millions Except Per Share Amounts)

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Anticipated charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the four-year 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (15%) and Corporate (35%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

Savings are projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. Savings in 2013 should approximate $40 to $50 ($30 to $40 aftertax) effective in the latter half of the year.

Initiatives under the program are focused on the following three areas:

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

For the year ended December 31, 2012, restructuring and implementation-related charges are reflected in the income statement as follows:

2012
Cost of sales	$2
Selling, general and administrative expenses	6
Other (income) expense, net	81
Total 2012 Restructuring Program charges, pretax	$89

Total 2012 Restructuring Program charges, aftertax	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total 2012 charges relate to restructuring and implementation activity in North America (2%), Europe/South Pacific (55%), Greater Asia/Africa (2%), Hill’s Pet Nutrition (3%) and Corporate (38%).

Costs incurred during the fourth quarter of 2012 primarily concern projects related to the simplification and streamlining of the Company's research and development capabilities and oral care supply chain in Europe as well as the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

(Dollars in Millions Except Per Share Amounts)

The following table summarizes the pretax restructuring and implementation-related charges discussed above and the related accrual activities for the fourth quarter of 2012:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$78	$—	$—	$11	$89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89

Employee-related costs primarily included severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Other charges consisted primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges included third-party incremental costs of $8 related to the development and implementation of new business and strategic initiatives and contract termination costs of $3 directly related to the 2012 Restructuring Program. These charges were expensed as incurred.

Non-GAAP Financial Measures

This Annual Report on Form 10-K discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2012 and 2011 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per common share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding the impacts of the charges related to the 2012 Restructuring Program, the gains on the sales of non-core product lines, costs associated with the business realignment and other cost-saving initiatives, costs related to the sale of land in Mexico, a charge for a competition law matter in France related to a divested detergent business, the charge related to the transition to hyperinflationary accounting in Venezuela, termination benefits and the gain related to the reorganization of an overseas subsidiary (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2012 and 2011 is presented within the applicable section of Results of Operations.

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

(Dollars in Millions Except Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for each of the years ended December 31, 2012 and 2011 versus the prior year:

Year ended December 31, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	0.0%	0.0%	3.5%
Latin America	10.5%	(6.5)%	(1.5)%	2.5%
Europe/South Pacific	(0.5)%	(5.0)%	3.0%	(2.5)%
Greater Asia/Africa	11.0%	(4.5)%	0.5%	7.0%
Total Oral, Personal and Home Care	6.5%	(4.5)%	0.5%	2.5%
Pet Nutrition	1.5%	(2.0)%	0.0%	(0.5)%
Total Company	6.0%	(4.0)%	0.0%	2.0%

Year ended December 31, 2011	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	(1.0)%	0.5%	0.0%	(0.5)%
Latin America	11.5%	2.0%	(1.5)%	12.0%
Europe/South Pacific	(2.0)%	7.0%	4.0%	9.0%
Greater Asia/Africa	7.0%	2.0%	0.5%	9.5%
Total Oral, Personal and Home Care	4.5%	3.0%	0.5%	8.0%
Pet Nutrition	1.5%	3.0%	0.0%	4.5%
Total Company	4.0%	3.0%	0.5%	7.5%

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, charges related to the 2012 Restructuring Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Cash Flow

Net cash provided by operations in 2012 was $3,196 as compared with $2,896 in 2011 and $3,211 in 2010. Net cash provided by operations for 2012 increased due to higher operating earnings, lower voluntary benefit plan contributions as compared to 2011 and a continued focus on working capital, particularly accounts receivable and inventory management. This increase was partially offset by higher income tax payments and payment of the previously disclosed competition law matter in France related to a divested detergent business. The decrease in 2011 as compared to 2010 was due primarily to an increase in voluntary benefit plan contributions.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital remained flat at 0.7% of Net sales in 2012 as compared with 2011.

(Dollars in Millions Except Per Share Amounts)

Approximately 75% of total program charges related to the 2012 Restructuring Program, currently estimated between $1,100 and $1,250 ($775 and $875 aftertax), are expected to result in cash expenditures. Savings are currently projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax) and savings in 2013 should approximate $40 to $50 ($30 to $40 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flow. Substantially all of the restructuring accrual at December 31, 2012 will be paid before year end 2013.

Investing activities used $865 in 2012, compared with $1,213 and $658 during 2011 and 2010, respectively. The decrease in cash used was primarily due to the acquisition of the Sanex business in 2011 for $966. In 2012, the Company acquired the remaining interest in Tom's of Maine for $18. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The final installment of $60 is due upon transfer of the property, which is expected to occur in 2014. The Company sold its non-core laundry detergent business in Colombia in 2011 for $215 ($135 aftertax gain). Purchases of marketable securities and investments increased in 2012 to $545 from $356 in 2011 primarily due to the Company's investments through its subsidiary in Venezuela in local currency denominated, fixed interest rate bonds issued by the Venezuelan government. Capital expenditures were $565, $537 and $550 for 2012, 2011 and 2010, respectively. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2013 are expected to increase to an annual rate of approximately 4.5% of Net sales, primarily driven by the 2012 Restructuring Program.

Financing activities used $2,301 of cash during 2012 compared to $1,242 and $2,624 during 2011 and 2010, respectively. The increase in cash used in 2012 as compared to 2011 was primarily due to lower net proceeds from the issuance of debt, an increase in dividends paid in 2012, and higher share repurchase costs due to an appreciation in stock value, partially offset by higher proceeds from exercises of stock options. The decrease in 2011 was primarily due to higher net proceeds from the issuance of debt and a lower level of share repurchases as compared to 2010.

Long-term debt, including the current portion, increased to $5,176 as of December 31, 2012, as compared to $4,776 as of December 31, 2011, and total debt increased to $5,230 as of December 31, 2012, as compared to $4,810 as of December 31, 2011. During the third quarter of 2012, the Company issued $500 of U.S. dollar-denominated ten-year notes at a fixed rate of 1.95% under the Company’s shelf registration statement. During the second quarter of 2012, the Company issued $500 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.3% under the Company’s shelf registration statement. Proceeds from the debt issuances in 2012 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. During the fourth quarter of 2011, the Company issued $300 of U.S. dollar-denominated three-year notes at a fixed rate of 0.6%, $400 of U.S. dollar-denominated five-year notes at a fixed rate of 1.3% and $300 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.45% under the Company’s shelf registration statement. Proceeds from the debt issuances in the fourth quarter of 2011 were used to reduce commercial paper borrowings and to repay outstanding indebtedness under a €408 credit facility. During the second quarter of 2011, the Company issued $250 of U.S. dollar-denominated three-year notes at a fixed rate of 1.25% and $250 of U.S. dollar-denominated six-year notes at a fixed rate of 2.625% under the Company’s shelf registration statement. During the fourth quarter of 2010, the Company issued $250 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.95% and $188 of U.S. dollar-denominated five-year notes at a fixed rate of 1.375% under the Company's shelf registration statement. Proceeds from the debt issuances in the second quarter of 2011 and the fourth quarter of 2010 were used to reduce commercial paper borrowings.

At December 31, 2012, the Company had access to unused domestic and foreign lines of credit of $2,547 (including under the two facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a new five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. In 2012, this facility was extended for an additional year and will expire in November 2017. The Company also has the ability to draw $145 from a revolving credit facility that expires in November 2013. Commitment fees related to credit facilities are not material.

Domestic and foreign commercial paper outstanding was $443 and $671 as of December 31, 2012 and 2011, respectively. The average daily balances outstanding for commercial paper in 2012 and 2011 were $1,562 and $1,497, respectively. The maximum daily balance outstanding for commercial paper during 2012 and 2011 was $2,042 and $1,897, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2017.

(Dollars in Millions Except Per Share Amounts)

Following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2012 and 2011:

	2012			2011
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	1.0%	2013	$54	0.9%	2012	$34
Commercial paper	0.1%	2013	443	0.1%	2012	671
Total			$497			$705

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

Dividend payments in 2012 were $1,277, an increase from $1,203 in 2011 and $1,142 in 2010. Common stock dividend payments increased to $2.44 per share in 2012 from $2.27 per share in 2011 and $2.03 per share in 2010. On March 8, 2012, the Company’s Board of Directors increased the quarterly common stock cash dividend to $0.62 per share from $0.58 per share, effective as of the second quarter 2012. The Series B Preference stock dividend payments were $16.24 per share in 2010. The Series B Preference Stock was converted to common stock on December 29, 2010.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. The share repurchase program approved by the Board of Directors in September 2011 (the 2011 Program) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

Aggregate share repurchases in 2012 consisted of 18.8 million common shares under the 2011 Program and 0.6 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,943. Aggregate repurchases in 2011 consisted of 20.4 million common shares under both the 2011 Program and a previously authorized repurchase program, and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,806. Aggregate repurchases in 2010 consisted of 24.4 million common shares under previously authorized repurchase programs, and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $2,020.

Cash and cash equivalents increased $6 during 2012 to $884 at December 31, 2012, compared to $878 at December 31, 2011, of which $861 and $824 were held by the Company’s foreign subsidiaries at December 31, 2012 and 2011, respectively. These amounts include $170 and $385 at December 31, 2012 and 2011, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2012, the Company had approximately $4,300 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. Determining the tax liability that would arise if these earnings were repatriated is not practicable.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2012:

		Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt including current portion	$5,176	$693	$887	$494	$254	$678	$2,170
Net cash interest payments on long-term debt(1)	605	89	81	67	58	43	267
Leases	1,155	192	159	143	123	110	428
Purchase obligations(2)	806	381	283	119	23	—	—
Total	$7,742	$1,355	$1,410	$823	$458	$831	$2,865
_______

(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2012 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions.  Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2013. Management’s best estimate of voluntary contributions to the U.S. pension plans for the year ending December 31, 2013 is approximately $100. In addition, total benefit payments to be paid to participants for the year ending December 31, 2013 from the Company's assets is estimated to be approximately $94.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities.  See Note 11 to the Consolidated Financial Statements for more information.

As more fully described in Part I, Item 3 "Legal Proceedings" and Note 13 to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet financing or unconsolidated special purpose entities.

Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure

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

(Dollars in Millions Except Per Share Amounts)

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $1 at December 31, 2012 and 2011. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2012, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $40.

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

Based on year-end 2012 variable rate debt levels, a 1-percentage-point increase in interest rates would have increased Interest expense, net by $12 in 2012.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, tropical oils, essential oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized gains of $1 and net unrealized losses of $1 for the years ended December 31, 2012 and 2011, respectively. At the end of 2012, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $2.

(Dollars in Millions Except Per Share Amounts)

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is the Company’s policy to contract with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning the in first quarter of 2013.

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

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 740 bps, from 58.1% to 50.7% in 2012 and decreased by 750 bps and 730 bps in 2011 and 2010, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (FIFO) method (80% of inventories) and the last-in, first-out (LIFO) method (20% of inventories). There would have been no material impact on reported earnings for 2012, 2011 and 2010 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other postretirement benefits, stock options, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingencies.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.14%, 4.90% and 5.30% as of December 31, 2012, 2011 and 2010, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 4.32%, 5.26% and 5.30% as of December 31, 2012, 2011 and 2010, respectively. Discount rates used for the U.S. defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the

(Dollars in Millions Except Per Share Amounts)

estimated payouts of the U.S. plans. For the Company’s international plans, the discount rates are set by benchmarking against investment-grade corporate bonds rated AA. The assumed long-term rate of return on plan assets for U.S. plans was 7.30% as of December 31, 2012, 7.75% as of December 31, 2011 and 8.00% as of December 31, 2010. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, the expectation for the plans’ investment strategies and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 13%, 4%, 8%, 6%, and 8%, respectively. In addition, the current rate of return assumption for the U.S. plans is based upon a targeted asset allocation of approximately 40% in fixed income securities, 52% in equity securities and 8% in real estate and alternative investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $2. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $7. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2012 and 4.00% as of December 31, 2011 and 2010. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase is 7.5% for 2013, declining to 5.0% by 2018 and remaining at 5.0% for the years thereafter. The effect of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $6.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (Black-Scholes) option pricing model to determine the fair value of stock-option awards. The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2012 was $13.46. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include the expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in fair value.  A one-year change in term would result in a change in fair value of approximately 7%. A one percent change in volatility would change fair value by approximately 6%.

▪
Goodwill and indefinite life intangible assets, such as the Company's global brands, are subject to impairment tests at least annually. The Company performs either a quantitative or qualitative assessment to determine the fair value of its reporting units for goodwill and fair value of its indefinite life intangible assets. The asset impairment analysis performed for both goodwill and indefinite life intangible assets requires several estimates, including future cash flows consistent with management's strategic plans, sales growth rates, foreign exchange rates and the selection of a discount rate. Qualitative factors, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance.

The estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, except for the intangible assets acquired in the recent Sanex acquisition, which were recorded at fair value. The estimated fair value of the Company’s reporting units also substantially exceeds the recorded book value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets. Asset impairment analysis related to certain fixed assets in connection with the 2012 Restructuring Program requires management’s best estimate of net realizable values.

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

(Dollars in Millions Except Per Share Amounts)

▪
Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and other advisors. Such assessments are reviewed each period and revised, based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, or its ongoing results of operations or cash flows. Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

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

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations, exchange controls, price controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers and the ability to continue lowering costs. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” in Part II, Item 7.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2012.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and has expressed an unqualified opinion in their report, which appears in this report.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders (the 2013 Proxy Statement).

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2013 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2012:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	23,805	(1)	$75.59	(2)	12,649	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	23,805		$75.59		12,649
_______

(1)
Consists of 21,171 options outstanding and 2,634 restricted stock units awarded but not yet vested under the Company’s Stock Option and Executive Incentive Compensation Plans, respectively, which are more fully described in Note 8 to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $85.37 and restricted stock units of $0.

(3)
Amount includes 3,999 options available for issuance under the Company’s Stock Option Plans and 8,650 restricted stock units available for issuance under the Company’s Executive Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2013 Proxy Statement is incorporated herein by reference.

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

Colgate-Palmolive Company (Registrant)

Date: February 21, 2013	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	Nikesh Arora, John T. Cahill
Ian Cook Chairman of the Board, President and Chief Executive Officer	Helene D. Gayle, Ellen M. Hancock Joseph Jimenez, Richard J. Kogan Delano E. Lewis, J. Pedro Reinhard
Stephen I. Sadove

(b) Principal Financial Officer

/s/ Dennis J. Hickey	/s/ Andrew D. Hendry
Dennis J. Hickey Chief Financial Officer	Andrew D. Hendry As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 21, 2013

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2012	2011	2010
Net sales	$17,085	$16,734	$15,564
Cost of sales	7,153	7,144	6,360
Gross profit	9,932	9,590	9,204
Selling, general and administrative expenses	5,930	5,758	5,414
Other (income) expense, net	113	(9)	301
Operating profit	3,889	3,841	3,489
Interest expense, net	15	52	59
Income before income taxes	3,874	3,789	3,430
Provision for income taxes	1,243	1,235	1,117
Net income including noncontrolling interests	2,631	2,554	2,313
Less: Net income attributable to noncontrolling interests	159	123	110
Net income attributable to Colgate-Palmolive Company	$2,472	$2,431	$2,203
Earnings per common share, basic	$5.19	$4.98	$4.45
Earnings per common share, diluted	$5.15	$4.94	$4.31

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2012	2011	2010
Net income including noncontrolling interests	$2,631	$2,554	$2,313
Other comprehensive income, net of tax:
Cumulative translation adjustments	(18)	(305)	164
Retirement Plan and other retiree benefit adjustments	(145)	(108)	(143)
Gains (losses) on available-for-sale securities	18	46	(37)
Unrealized gains (losses) on cash flow hedges	1	—	(1)
Total Other comprehensive income, net of tax	(144)	(367)	(17)
Total Comprehensive income including noncontrolling interests	2,487	2,187	2,296
Less: Net income attributable to noncontrolling interests	159	123	110
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(7)	2
Total Comprehensive income attributable to noncontrolling interests	161	116	112
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,326	$2,071	$2,184

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Per Share Amounts)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$884	$878
Receivables (net of allowances of $61 and $49, respectively)	1,668	1,675
Inventories	1,365	1,327
Other current assets	639	522
Total current assets	4,556	4,402
Property, plant and equipment, net	3,842	3,668
Goodwill, net	2,500	2,494
Other intangible assets, net	1,499	1,504
Deferred income taxes	92	115
Other assets	905	541
Total assets	$13,394	$12,724
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$54	$34
Current portion of long-term debt	250	346
Accounts payable	1,290	1,244
Accrued income taxes	254	392
Other accruals	1,888	1,700
Total current liabilities	3,736	3,716
Long-term debt	4,926	4,430
Deferred income taxes	293	252
Other liabilities	2,049	1,785
Total liabilities	11,004	10,183
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 732,853,180 shares issued)	733	733
Additional paid-in capital	1,551	1,336
Retained earnings	16,953	15,649
Accumulated other comprehensive (loss)	(2,621)	(2,475)
Unearned compensation	(41)	(60)
Treasury stock, at cost	(14,386)	(12,808)
Total Colgate-Palmolive Company shareholders’ equity	2,189	2,375
Noncontrolling interests	201	166
Total shareholders’ equity	2,390	2,541
Total liabilities and shareholders’ equity	$13,394	$12,724

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Preference Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests
Balance, January 1, 2010	$169	$733	$1,764	$(133)	$(10,478)	$13,157	$(2,096)	$141
Net income						2,203		110
Other comprehensive income, net of tax							(19)	2
Dividends declared:
Series B Convertible Preference stock, net of taxes						(34)
Common stock						(997)
Noncontrolling interests in Company’s subsidiaries								(111)
Stock-based compensation expense			121
Shares issued for stock options			56		153
Shares issued for restricted stock awards			(60)		60
Treasury stock acquired					(2,020)
Preference stock conversion	(169)		(813)		982
Other			64	34	(2)
Balance, December 31, 2010	$—	$733	$1,132	$(99)	$(11,305)	$14,329	$(2,115)	$142
Net income						2,431		123
Other comprehensive income, net of tax							(360)	(7)
Dividends						(1,111)		(92)
Stock-based compensation expense			122
Shares issued for stock options			88		251
Shares issued for restricted stock awards			(53)		53
Treasury stock acquired					(1,806)
Other			47	39	(1)
Balance, December 31, 2011	$—	$733	$1,336	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income						2,472		159
Other comprehensive income, net of tax							(146)	2
Dividends						(1,168)		(109)
Stock-based compensation expense			120
Shares issued for stock options			99		297
Shares issued for restricted stock awards			(70)		70
Treasury stock acquired					(1,943)
Other			66	19	(2)			(17)
Balance, December 31, 2012	$—	$733	$1,551	$(41)	$(14,386)	$16,953	$(2,621)	$201

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2012	2011	2010
Operating Activities
Net income including noncontrolling interests	$2,631	$2,554	$2,313
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	425	421	376
Restructuring and termination benefits, net of cash	35	103	86
Venezuela hyperinflationary transition charge	—	—	271
Gain before tax on sales of non-core product lines	—	(207)	(50)
Voluntary benefit plan contributions	(101)	(178)	(35)
Stock-based compensation expense	120	122	121
Deferred income taxes	63	88	29
Cash effects of changes in:
Receivables	19	(130)	40
Inventories	(21)	(130)	(10)
Accounts payable and other accruals	(5)	199	(65)
Other non-current assets and liabilities	30	54	135
Net cash provided by operations	3,196	2,896	3,211
Investing Activities
Capital expenditures	(565)	(537)	(550)
Sale of property and non-core product lines	72	263	42
Purchases of marketable securities and investments	(545)	(356)	(308)
Proceeds from sale of marketable securities and investments	147	423	167
Payment for acquisitions, net of cash acquired	(29)	(966)	—
Other	55	(40)	(9)
Net cash used in investing activities	(865)	(1,213)	(658)
Financing Activities
Principal payments on debt	(5,011)	(4,429)	(4,719)
Proceeds from issuance of debt	5,452	5,843	5,015
Dividends paid	(1,277)	(1,203)	(1,142)
Purchases of treasury shares	(1,943)	(1,806)	(2,020)
Proceeds from exercise of stock options and excess tax benefits	478	353	242
Net cash used in financing activities	(2,301)	(1,242)	(2,624)
Effect of exchange rate changes on Cash and cash equivalents	(24)	(53)	(39)
Net increase (decrease) in Cash and cash equivalents	6	388	(110)
Cash and cash equivalents at beginning of year	878	490	600
Cash and cash equivalents at end of year	$884	$878	$490
Supplemental Cash Flow Information
Income taxes paid	$1,280	$1,007	$1,123
Interest paid	77	58	70

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouth rinses, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners, bleaches and other similar items. These products are sold primarily to retail trade customers and wholesale distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are specialty pet retailers and veterinarians. Principal global and regional trademarks include Colgate, Palmolive, Mennen, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2012	2011	2010
Oral Care	44%	43%	43%
Personal Care	22%	22%	22%
Home Care	21%	22%	22%
Pet Nutrition	13%	13%	13%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2012 and 2011, equity method investments included in Other assets in the Consolidated Balance Sheets were $25 and $20, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,262, $1,250 and $1,142 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Goodwill and Other Intangibles

Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as local brands and trademarks, customer relationships and non-compete agreements, are amortized over their useful lives, generally ranging from 5 to 40 years. Amortization expense related to intangible assets is included in Other (income) expense, net, which is included in Operating profit.

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

Financial Instruments

Derivative instruments are recorded as assets and liabilities at estimated fair value based on available market information. The Company’s derivative instruments that qualify for hedge accounting are designated as either fair value hedges, cash flow hedges or net investment hedges. For fair value hedges, changes in the fair value of the derivative, as well as the offsetting changes in the fair value of the hedged item, are recognized in earnings each period. For cash flow hedges, changes in the fair value of the derivative are recorded in Other comprehensive income (loss) and are recognized in earnings when the offsetting effect of the hedged item is also recognized in earnings. For hedges of the net investment in foreign subsidiaries, changes in the fair value of the derivative are recorded in Other comprehensive income (loss) to offset the change in the value of the net investment being hedged.  Cash flows related to hedges are classified in the same category as the cash flows from the hedged item in the Consolidated Statements of Cash Flows.

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

For subsidiaries operating in highly inflationary environments (currently, Venezuela), non-monetary assets, such as inventories, prepaid expenses, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning the in first quarter of 2013.

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

Total purchase price consideration of $966 was allocated to the net assets acquired based on their respective fair values at June 20, 2011, as follows:

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Sale of Detergent Business in Colombia

In connection with the Sanex acquisition, Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215. The detergent sale closed on July 29, 2011 and, as a result of the sale, the Company recognized a pretax gain of $207 ($135 aftertax gain) included in Other (income) expense, net in the third quarter of 2011. These operations were not material to the Company’s annual Net sales, Net income or Earnings per share.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2012 and 2011, the Company recorded $24 and $13 of pretax costs ($18 and $9 of aftertax costs), respectively, related to the sale.

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

4.        Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). The anticipated pretax charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the four-year 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (15%) and Corporate (35%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

For the year ended December 31, 2012 restructuring and implementation-related charges are reflected in the income statement as follows:

2012
Cost of sales	$2
Selling, general and administrative expenses	6
Other (income) expense, net	81
Total 2012 Restructuring Program charges, pretax	$89

Total 2012 Restructuring Program charges, aftertax	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total 2012 charges relate to restructuring and implementation activity in North America (2%), Europe/South Pacific (55%), Greater Asia/Africa (2%), Hill’s Pet Nutrition (3%) and Corporate (38%).

Costs incurred during the fourth quarter of 2012 primarily concern projects related to the simplification and streamlining of the Company's research and development capabilities and oral care supply chain in Europe as well as the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Charges	$78	$—	$—	$11	$89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Other	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89

Employee-related costs primarily included severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Other charges consisted primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges included third-party incremental costs of $8 related to the development and implementation of new business and strategic initiatives and contract termination costs of $3 directly related to the 2012 Restructuring Program. These charges were expensed as incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2012 and 2011, by segment is as follows:

	2012	2011
Oral, Personal and Home Care
North America	$374	$370
Latin America	406	434
Europe/South Pacific	1,478	1,450
Greater Asia/Africa	227	225
Total Oral, Personal and Home Care	2,485	2,479
Pet Nutrition	15	15
Total Goodwill, net	$2,500	$2,494

The change in the amount of Goodwill, net during 2012 is primarily due to the impact of foreign currency translation. The change in the amount of Goodwill, net during 2011 is primarily due to the acquisition of Sanex (see Note 3) and the impact of foreign currency translation.

Other intangible assets as of December 31, 2012 and 2011 are comprised of the following:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$548	$(254)	$294	$536	$(236)	$300
Other finite life intangible assets	212	(34)	178	205	(18)	187
Indefinite life intangible assets	1,027	—	1,027	1,017	—	1,017
Total Other intangible assets	$1,787	$(288)	$1,499	$1,758	$(254)	$1,504

The changes in the net carrying amounts of Other intangible assets during 2012, 2011 and 2010 were partially due to amortization expense of $31, $28 and $22, respectively, as well as the impact of foreign currency translation.  In addition, in 2012 and 2011, Indefinite life intangible assets included trademarks of $403 and Other finite life intangible assets included customer relationships of $193 acquired in connection with the Sanex acquisition (see Note 3). Annual estimated amortization expense for each of the next five years is expected to be approximately $29.

6.            Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities			2012	2011
Notes	2.1%	2013	-	2078	$4,733	$4,089
Payable to banks	—%	2013			—	16
Commercial paper	0.1%	2013			443	671
					5,176	4,776
Less: Current portion of long-term debt					250	346
Total					$4,926	$4,430

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The weighted-average interest rate on short-term borrowings of $54 in 2012 and $34 in 2011 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2012 and 2011 was 1.0% and 0.9%, respectively.

Commercial paper is classified as long-term debt as the Company has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2012, are as follows:

Years Ended December 31,
2013	$250
2014	887
2015	494
2016	254
2017	678
Thereafter	2,170
The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7 for further information about the Company’s financial instruments.

During the third quarter of 2012, the Company issued $500 of U.S. dollar-denominated ten-year notes at a fixed rate of 1.95% under the Company’s shelf registration statement. During the second quarter of 2012, the Company issued $500 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.3% under the Company’s shelf registration statement. Proceeds from the debt issuances were used to reduce commercial paper borrowings.

During the fourth quarter of 2011, the Company issued $300 of U.S. dollar-denominated three-year notes at a fixed rate of 0.6%, $400 of U.S. dollar-denominated five-year notes at a fixed rate of 1.3% and $300 of U.S. dollar-denominated ten-year notes at a fixed rate of 2.45% under the Company’s shelf registration statement. During the second quarter of 2011, the Company issued $250 of U.S. dollar-denominated three-year notes at a fixed rate of 1.25% and $250 of U.S. dollar-denominated six-year notes at a fixed rate of 2.625% under the Company’s shelf registration statement. Proceeds from the debt issuances in 2011 were used to reduce commercial paper borrowings and to repay outstanding indebtedness under a credit facility.

At December 31, 2012, the Company had access to unused domestic and foreign lines of credit of $2,547 (including under the two facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a new five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. In 2012, this facility was extended for an additional year and will expire in November 2017. The Company also has the ability to draw $145 from a revolving credit facility that expires in November 2013. Commitment fees related to credit facilities are not material.

Certain agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

7.    Fair Value Measurements and Financial Instruments

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

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, tropical oils, essential oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts.  Futures contracts are used on a limited basis, primarily in the Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Credit Risk

The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is the Company’s policy to contract with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2012 and December 31, 2011:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/12	12/31/11		12/31/12	12/31/11
Interest rate swap contracts	Other current assets	$3	$2	Other accruals	$—	$—
Interest rate swap contracts	Other assets	41	40	Other liabilities	—	2
Foreign currency contracts	Other current assets	7	8	Other accruals	10	6
Foreign currency contracts	Other assets	13	28	Other liabilities	—	—
Commodity contracts	Other current assets	1	—	Other accruals	—	1
Total designated		$65	$78		$10	$9

Derivatives not designated
Foreign currency contracts	Other assets	$—	$3	Other liabilities	$1	$—
Total not designated		$—	$3		$1	$—

Total derivative instruments		$65	$81		$11	$9

Other financial instruments
Marketable securities	Other current assets	$116	$72
Venezuelan bonds, long-term	Other assets	618	236
Total other financial instruments		$734	$308

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2012 and 2011. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2012 and 2011, was $5,484 and $5,121, respectively, and the related carrying value was $5,176 and $4,776, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

	2012			2011
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$1,117	$1,338	$2,455	$670	$1,668	$2,338
Gain (loss) on derivative	9	6	15	5	25	30
Gain (loss) on hedged items	(9)	(6)	(15)	(5)	(25)	(30)

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

	2012			2011
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$398	$23	$421	$403	$32	$435
Gain (loss) recognized in OCI	4	9	13	(9)	(1)	(10)
Gain (loss) reclassified into Cost of sales	4	7	11	(13)	4	(9)

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

	2012			2011
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$522	$383	$905	$485	$194	$679
Gain (loss) on instruments	(11)	(8)	(19)	8	1	9
Gain (loss) on hedged items	8	8	16	(8)	(1)	(9)

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

	2012	2011
	Cross-currency Swap	Cross-currency Swap
Notional Value at December 31,	$96	$96
Gain (loss) on instrument	(4)	(1)
Gain (loss) on hedged item	4	1

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $92 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $24. The long-term portion of these bonds in the amount of $618 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in both U.S. dollar-linked, devaluation-protected bonds and bolivar fuerte denominated fixed interest rate bonds, issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of December 31, 2012, the fair market value of U.S. dollar-linked, devaluation-protected bonds and bolivar fuerte fixed interest rate bonds were $255 and $387, respectively. These bonds are accounted for as available-for-sale securities.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the twelve months ended December 31:

	2012	2011
Beginning balance as of January 1	$236	$96
Unrealized gain (loss) on investment	28	61
Purchases and sales during the period	378	79
Ending balance as of December 31	$642	$236

As a result of the Venezuelan government’s elimination of the two-tier exchange rate structure effective January 1, 2011, the U.S. dollar-linked, devaluation-protected bonds were revalued and the Company recorded an unrealized gain of $62 in the first quarter of 2011. For further information regarding Venezuela, refer to Note 14.

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

Stock Repurchases

The Company repurchased its common stock at a cost of $1,943 during 2012 under a share repurchase program that was approved by the Board of Directors and publicly announced in September 2011 (the 2011 Program).  The 2011 Program authorized the Company to repurchase up to 50 million shares of its common stock.  The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.  The shares may be repurchased in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock awards.

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2010	494,165,017	238,688,163

Common stock acquired	(25,401,785)	25,401,785
Shares issued for stock options	4,233,775	(4,233,775)
Shares issued for restricted stock and other	993,132	(993,132)
Preference stock conversion	20,860,328	(20,860,328)
Balance, December 31, 2010	494,850,467	238,002,713

Common stock acquired	(21,320,936)	21,320,936
Shares issued for stock options	5,758,879	(5,758,879)
Shares issued for restricted stock and other	729,665	(729,665)
Balance, December 31, 2011	480,018,075	252,835,105

Common stock acquired	(19,365,301)	19,365,301
Shares issued for stock options	6,108,615	(6,108,615)
Shares issued for restricted stock and other	1,102,949	(1,102,949)
Balance, December 31, 2012	467,864,338	264,988,842

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

The Company has two types of stock-based compensation plans, which are described below. The total stock-based compensation expense charged against pretax income for these plans was $120, $122 and $121 for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized on stock-based compensation was approximately $37 for the year ended December 31, 2012 and approximately $40 for each of the years ended December 31, 2011 and 2010.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of stock options granted in the years ended December 31, 2012, 2011 and 2010 was $13.46, $11.93 and $11.00, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2012	2011	2010
Expected Term of Options	4.5 years	4.5 years	4.5 years
Expected Volatility Rate	20.8%	21.3%	22.5%
Risk-Free Rate	0.6%	0.8%	1.3%
Expected Dividend Yield	2.4%	2.6%	2.8%

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

Incentive Stock Plan

The Company has a plan that provides for grants of restricted stock awards for officers and other employees. The Personnel and Organization Committee of the Board of Directors, comprised entirely of independent directors, administers the plan. Awards are made in restricted stock units and vest at the end of the restriction period, which is generally three years.  As of December 31, 2012, 8,650,000 shares of common stock were available for future restricted stock awards.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

A summary of restricted stock award activity during 2012 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock awards as of January 1, 2012	3,037	$76
Activity:
Granted	734	100
Vested	(1,062)	66
Forfeited	(75)	82
Restricted stock awards as of December 31, 2012	2,634	$87

As of December 31, 2012, there was $70 of total unrecognized compensation expense related to nonvested restricted stock awards, which will be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $63, $50 and $69, respectively.

Stock Option Plans

The Company’s stock option plans provide for the issuance to directors, officers and other employees of non-qualified stock options that generally have a contractual term of six years and vest over three years. As of December 31, 2012, 3,999,000 shares of common stock were available for future stock option grants.

A summary of stock option plan activity during 2012 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2012	22,294	$76
Granted	5,261	104
Exercised	(6,217)	68
Forfeited or expired	(167)	85
Options outstanding, December 31, 2012	21,171	85	4	$406
Options exercisable, December 31, 2012	11,635	$77	3	$322

As of December 31, 2012, there was $48 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.6 years. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $210, $162 and $133, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock awards for the years ended December 31, 2012, 2011 and 2010 was $60, $32 and $31, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2012, 2011 and 2010 were $409, $332 and $211, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (ESOP) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The notes, which were guaranteed by the Company, were repaid in July 2009. The ESOP used the proceeds from the notes issuance to purchase 6,315,149 shares of Preference stock from the Company. The Preference stock, each share of which was convertible into eight shares of common stock, had a redemption price of $65 per share and paid semiannual dividends equal to the higher of $2.44 or the current dividend paid on eight common shares for the comparable six-month period. As a result of rules issued by the IRS related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of Preference stock outstanding on December 29, 2010.  At the direction of the Company’s ESOP trustee, the shares of Preference stock were converted into 19,241,536 shares of common stock.  As of December 31, 2012 and 2011, there were 15,610,648 and 17,102,005 shares of common stock, respectively, outstanding and issued to the Company's ESOP. The common stock for the conversion was issued from treasury shares. See Note 8.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035.  Advances from the Company of $41 remain outstanding at December 31, 2012.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions and advances from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for Plan contributions. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the debt. As of December 31, 2012, 9,635,421 common shares were released and allocated to participant accounts and 5,975,227 common shares were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts and eligible for cash payment upon crediting are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the leveraged ESOP, determined as interest incurred on the original notes, plus the higher of either principal payments or the historical cost of Common shares allocated, less dividends received on the shares held by the ESOP and advances from the Company, was $0 in 2012 and 2011 and $6 in 2010. Unearned compensation, which is shown as a reduction in Shareholders’ equity, is the amount of ESOP debt due to the Company.

Interest incurred on the ESOP notes was $0 in 2012, 2011, and 2010. The Company paid dividends on the shares held by the ESOP of $40 in 2012, $42 in 2011 and $41 in 2010. Company contributions to the ESOP were $0 in 2012 and 2011 and $6 in 2010.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans are as follows:

	United States	International
Asset Category
Equity securities	52%	43%
Debt securities	40	42
Real estate and alternative investments	8	15
Total	100%	100%

At December 31, 2012 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefits
Investments:
Cash & cash equivalents	Level 1	$45	$9	$1
U.S. common stocks	Level 1	258	—	6
International common stocks	Level 1	93	—	2
Fixed income securities (a)	Level 2	142	—	—
Common/collective trust funds (b):	Level 2
Equity index funds		444	199	11
Emerging market equity index funds		65	12	2
Other common stock funds		40	65	1
Fixed income funds: U.S. or foreign government and agency securities		227	59	6
Fixed income funds: investment grade corporate bonds		26	72	1
Fixed income funds: high yield corporate bonds and other		185	1	5
Guaranteed investment contracts (c)	Level 2	2	49	—
Real estate (d)	Level 3	70	20	2
Total Investments at fair value		$1,597	$486	$37

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
_______

(a)
The fixed income securities are traded over the counter and a small portion of the securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2012 and 2011, approximately 75% of the fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the year ended December 31:

	2012		2011
	United States Real Estate Fund	International Real Estate Fund	United States Real Estate Fund	International Real Estate Fund
Beginning balance as of January 1	$64	$18	$55	$16
Earned income, net of management expenses	6	—	9	—
Unrealized gain on investment	2	1	2	1
Purchases, sales, issuances and settlements, net	—	1	(2)	1
Ending balance as of December 31	$72	$20	$64	$18

Equity securities in the U.S. plans include investments in the Company’s common stock representing 11% of U.S. plan assets at both December 31, 2012 and 2011.  No shares of the Company’s common stock were purchased or sold by the plans in 2012 or 2011. The plans received dividends on the Company’s common stock of $4 in 2012 and $3 in 2011.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2012	2011	2012	2011	2012	2011
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,025	$1,952	$760	$736	$776	$762
Service cost	24	24	12	19	9	10
Interest cost	97	100	35	36	40	39
Participants’ contributions	1	1	3	4	—	—
Acquisitions/plan amendments	—	—	21	1	(27)	—
Actuarial loss (gain)	200	126	103	21	119	(1)
Foreign exchange impact	—	—	21	(10)	1	(6)
Termination benefits	—	—	—	—	—	—
Curtailments and settlements	—	—	(23)	(14)	—	1
Benefit payments	(128)	(178)	(45)	(33)	(40)	(29)
Other	8	—	1	—	(3)	—
Benefit obligations at end of year	$2,227	$2,025	$888	$760	$875	$776
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,426	$1,377	$437	$434	$32	$32
Actual return on plan assets	173	28	47	2	5	—
Company contributions	125	198	57	45	40	29
Participants’ contributions	1	1	3	4	—	—
Foreign exchange impact	—	—	13	(3)	—	—
Settlements	—	—	(21)	(12)	—	—
Benefit payments	(128)	(178)	(45)	(33)	(40)	(29)
Other	—	—	(5)	—	—	—
Fair value of plan assets at end of year	$1,597	$1,426	$486	$437	$37	$32
Funded Status
Benefit obligations at end of year	$2,227	$2,025	$888	$760	$875	$776
Fair value of plan assets at end of year	1,597	1,426	486	437	37	32
Net amount recognized	$(630)	$(599)	$(402)	$(323)	$(838)	$(744)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$2	$—	$—	$—
Current liabilities	(17)	(15)	(29)	(29)	(40)	(40)
Noncurrent liabilities	(613)	(584)	(375)	(294)	(798)	(704)
Net amount recognized	$(630)	$(599)	$(402)	$(323)	$(838)	$(744)
Amounts recognized in Accumulated other comprehensive income consist of
Actuarial loss	$932	$855	$235	$174	$421	$323
Transition/prior service cost	63	73	26	6	2	32
	$995	$928	$261	$180	$423	$355
Accumulated benefit obligation	$2,093	$1,892	$798	$688	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2012	2011	2012	2011	2012	2011
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.14%	4.90%	3.57%	4.59%	4.32%	5.26%
Long-term rate of return on plan assets	7.30%	7.75%	5.39%	5.91%	7.30%	7.75%
Long-term rate of compensation increase	3.50%	4.00%	2.80%	2.87%	—%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	7.50%	8.00%

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments, an expectation for the plans’ investment strategies and the historical rates of return. The assumed rate of return as of December 31, 2012 for the U.S. plans was 7.30%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 13%, 4%, 8%, 6%, and 8%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2012 weighted-average rate of return of 5.39%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 7.5% in 2013 to 5.0% by 2018, remaining at 5.0% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$112	$(91)
Annual expense	9	(7)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2012	2011
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$3,112	$2,770
Fair value of plan assets	2,080	1,809

Accumulated benefit obligation	2,855	2,525
Fair value of plan assets	2,044	1,773

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits							Other Retiree Benefits
	2012	2011	2010		2012	2011	2010	2012	2011	2010
	United States				International
Components of Net Periodic Benefit Cost
Service cost	$24	$24	$42		$12	$19	$17	$11	$12	$13
Interest cost	97	100	94		35	36	35	40	39	38
Annual ESOP allocation	—	—	—		—	—	—	(2)	(2)	(6)
Expected return on plan assets	(112)	(110)	(99)		(26)	(27)	(26)	(3)	(3)	(2)
Amortization of transition & prior service costs (credits)	9	9	5		2	3	3	3	2	1
Amortization of actuarial loss	62	46	52		9	9	9	18	16	19
Net periodic benefit cost	$80	$69	$94		$32	$40	$38	$67	$64	$63
Other postretirement charges	—	—	23		9	3	1	1	1	8
Total pension cost	$80	$69	$117		$41	$43	$39	$68	$65	$71
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.90%	5.30%	5.75%	(1)	4.59%	5.04%	5.41%	5.26%	5.30%	5.75%	(1)
Long-term rate of return on plan assets	7.75%	8.00%	8.00%		5.91%	6.23%	6.58%	7.75%	8.00%	8.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%		2.87%	3.05%	3.35%	—%	—%	—%
ESOP growth rate	—%	—%	—%		—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%		—%	—%	—%	8.00%	8.33%	9.00%
_______

(1)
Effective with the plan amendments on September 1, 2010, the Company was required to remeasure the benefit obligations and plan assets of the affected plans, and a new discount rate of 4.75% was used to determine net periodic benefit cost through the end of 2011.

Other postretirement charges in 2012 primarily relate to the sale of land in Mexico. Other postretirement charges in 2010 primarily relate to one-time termination benefits incurred pursuant to a voluntary early retirement program for selected individuals in the U.S.

The Company made voluntary contributions of $101, $178 and $35 in 2012, 2011 and 2010, respectively, to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$79	$23
Net transition & prior service cost	11	—

Expected Contributions & Benefit Payments

Management’s best estimate of voluntary contributions to U.S. pension plans for the year ending December 31, 2013 is approximately $100. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2013 from the Company’s assets are estimated to be approximately $94. Total benefit payments expected to be paid to participants from plan assets, or payments directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Benefits
Years Ended December 31,	United States	International	Other Retiree Benefits	Total
2013	$129	$67	$41	$237
2014	128	50	42	220
2015	129	59	43	231
2016	129	54	44	227
2017	130	63	45	238
2018-2022	678	393	234	1,305

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2012	2011	2010
United States	$1,155	$1,098	$1,252
International	2,719	2,691	2,178
Total Income before income taxes	$3,874	$3,789	$3,430

The provision for income taxes consists of the following for the three years ended December 31:

	2012	2011	2010
United States	$395	$360	$427
International	848	875	690
Total Provision for income taxes	$1,243	$1,235	$1,117

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2012	2011	2010
Goodwill and intangible assets	$(7)	$(1)	$(11)
Property, plant and equipment	(13)	(19)	(29)
Pension and other retiree benefits	(14)	(47)	4
Stock-based compensation	5	11	12
Tax loss and tax credit carryforwards	(39)	(14)	(28)
Other, net	32	32	123
Total deferred tax provision	$(36)	$(38)	$71

In 2010, Other, net includes a non-recurring tax benefit related to the reorganization of an overseas subsidiary.

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2012	2011	2010
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.4	1.1
Earnings taxed at other than United States statutory rate	(2.6)	(1.7)	(4.6)
Venezuela hyperinflationary transition charge	—	—	2.8
Other, net	(1.0)	(1.1)	(1.7)
Effective tax rate	32.1%	32.6%	32.6%

The components of deferred tax assets (liabilities) are as follows at December 31:

	2012	2011
Deferred tax liabilities:
Goodwill and intangible assets	$(476)	$(471)
Property, plant and equipment	(365)	(345)
Other	(162)	(104)
	(1,003)	(920)
Deferred tax assets:
Pension and other retiree benefits	544	480
Tax loss and tax credit carryforwards	61	105
Accrued liabilities	208	176
Stock-based compensation	113	115
Other	151	111
	1,077	987
Net deferred income taxes	$74	$67

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2012	2011
Deferred taxes included within:
Assets:
Other current assets	$275	$204
Deferred income taxes	92	115
Liabilities:
Deferred income taxes	(293)	(252)
Net deferred income taxes	$74	$67

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $4,300 of undistributed earnings of foreign subsidiaries at December 31, 2012. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and currently are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax benefits of $80 in 2012, $79 in 2011 and $124 in 2010 recorded directly through equity predominantly include current and future tax benefits related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2012, 2011 and 2010 is summarized below:

	2012	2011	2010
Unrecognized tax benefits:
Balance, January 1	$176	$171	$187
Increases as a result of tax positions taken during the current year	34	76	38
Decreases of tax positions taken during prior years	(6)	(46)	(63)
Increases of tax positions taken during prior years	10	10	16
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(3)	(30)	(3)
Effect of foreign currency rate movements	1	(5)	(4)
Balance, December 31	$212	$176	$171

If all of the unrecognized tax benefits for 2012 above were recognized, approximately $165 would impact the effective tax rate.  Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $5, $0 and ($4) of interest (income) expense related to the above unrecognized tax benefits within income tax expense in 2012, 2011 and 2010, respectively.  The Company had accrued interest of approximately $19 and $15 as of December 31, 2012 and 2011, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2012			For the Year Ended 2011			For the Year Ended 2010
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$2,472			$2,431			$2,203
Preferred dividends	—			—			(34)
Basic EPS	2,472	476.1	$5.19	2,431	488.3	$4.98	2,169	487.8	$4.45
Stock options and restricted stock		4.0			3.7			3.3
Convertible preference stock	—	—		—	—		34	19.8
Diluted EPS	$2,472	480.1	$5.15	$2,431	492.0	$4.94	$2,203	510.9	$4.31

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

As of December 31, 2012, 2011 and 2010, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,752,304, 1,531,768 and 67,565, respectively.

As a result of rules issued by the IRS related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the 2,405,192 shares of preference stock outstanding on December 29, 2010.  At the direction of the Company’s ESOP trustee, the shares of preference stock were converted into 19,241,536 shares of common stock.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $192 in 2013, $159 in 2014, $143 in 2015, $123 in 2016, $110 in 2017 and $428 thereafter. Rental expense amounted to $228 in 2012, $245 in 2011 and $220 in 2010. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $806 at December 31, 2012.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, approximate $130. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

European Competition Matters

Since February 2006, the Company has learned that investigations relating to potential competition law violations involving the Company’s subsidiaries had been commenced by governmental authorities in a number of European countries. The Company understands that substantially all of these investigations also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

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

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s France subsidiary, had violated the competition law, for which it imposed a fine of $7 on the Company’s Hill’s France subsidiary for alleged restrictions on exports from France. The Company is appealing the fine in the French courts.

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

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The Company has undertaken a comprehensive review of its selling practices and related competition law compliance in Europe and elsewhere and, where the Company has identified a lack of compliance, it has undertaken remedial action. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. While the Company cannot predict the final financial impact of these competition law issues as these matters may change, the Company regularly evaluates developments in these matters and accrues liabilities as and when appropriate.

ERISA Matters

In October 2007, a putative class action claiming that certain aspects of the cash balance portion of the Colgate-Palmolive Company Employees’ Retirement Income Plan (the Plan) do not comply with the Employee Retirement Income Security Act was filed against the Plan and the Company in the United States District Court for the Southern District of New York. Specifically, Proesel, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al. alleges improper calculation of lump sum distributions, age discrimination and failure to satisfy minimum accrual requirements, thereby resulting in the underpayment of benefits to Plan participants. Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, alleging failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. This action has not been certified as a class action as yet. The parties are in discussions via non-binding mediation to determine whether the action can be settled. The Company and the Plan intend to contest this action vigorously should the parties be unable to reach a settlement.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

14.    Venezuela

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

The Company remeasures the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which was 4.30 for the years 2010, 2011 and 2012. For the year ended December 31, 2012, CP Venezuela represented approximately 5% of the Company’s consolidated Net sales.

On February 8, 2013, the Venezuelan government announced its intention to devalue its currency, and effective February 9, 2013 the official exchange rate changed from 4.30 to 6.30 per dollar. This devaluation had no impact on the Company's 2012 Consolidated Financial Statements. The Company's preliminary assessment of the one-time impact of the devaluation is that the Company will incur an aftertax loss of approximately $120 ($0.25 per common share) in the first quarter of 2013, related to the remeasurement of the local balance sheet at the date of the devaluation. We will remeasure the financial statements of CP Venezuela for 2013 at 6.30, the rate at which we now expect to remit dividends. As the local currency operations in Venezuela will now translate into fewer U.S. dollars, this will have an ongoing adverse effect on our reported results.

Following the February 2013 devaluation, CP Venezuela's bolivar fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was reduced to approximately $390 as compared to approximately $520 at December 31, 2012. These amounts do not include $255 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

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

In 2012, Corporate Operating profit (loss) includes charges of $89 related to the 2012 Restructuring Program, costs of $21 associated with the business realignment and other cost-saving initiatives, and costs of $24 related to the sale of land in Mexico. In 2011, Corporate Operating profit (loss) included a gain on the sale of the non-core laundry detergent business in Colombia of $207, costs of $190 associated with the business realignment and other cost-saving initiatives, costs of $13 related to the sale of land in Mexico, and a charge of $21 for a competition law matter in France related to a divested detergent business. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the sale of land in Mexico and the sale of the non-core laundry detergent business in Colombia, refer to Note 3. In 2010, Corporate Operating profit (loss) included a one-time $271 charge for the transition to hyperinflationary accounting in Venezuela as of January 1, 2010, a fourth quarter $86 pretax charge for termination benefits and a fourth quarter $50 pretax gain on sale of non-core product lines. For further information regarding Venezuela, refer to Note 14.

	2012	2011	2010
Net sales
Oral, Personal and Home Care
North America(1)	$3,096	$2,995	$3,005
Latin America	4,907	4,778	4,261
Europe/South Pacific	3,417	3,508	3,220
Greater Asia/Africa	3,505	3,281	2,998
Total Oral, Personal and Home Care	14,925	14,562	13,484
Pet Nutrition(2)	2,160	2,172	2,080
Total Net sales	$17,085	$16,734	$15,564
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,669, $2,567 and $2,591 in 2012, 2011 and 2010, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,052, $1,032 and $1,025 in 2012, 2011 and 2010, respectively.

	2012	2011	2010
Operating profit
Oral, Personal and Home Care
North America	$834	$791	$884
Latin America	1,430	1,414	1,295
Europe/South Pacific	747	715	742
Greater Asia/Africa	886	807	767
Total Oral, Personal and Home Care	3,897	3,727	3,688
Pet Nutrition	589	560	559
Corporate	(597)	(446)	(758)
Total Operating profit	$3,889	$3,841	$3,489

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2012	2011	2010
Capital expenditures
Oral, Personal and Home Care
North America	$43	$54	$57
Latin America	237	194	138
Europe/South Pacific	71	64	80
Greater Asia/Africa	104	119	111
Total Oral, Personal and Home Care	455	431	386
Pet Nutrition	37	32	81
Corporate	73	74	83
Total Capital expenditures	$565	$537	$550

	2012	2011	2010
Depreciation and amortization
Oral, Personal and Home Care
North America	$51	$57	$57
Latin America	90	91	84
Europe/South Pacific	85	82	67
Greater Asia/Africa	81	79	69
Total Oral, Personal and Home Care	307	309	277
Pet Nutrition	50	51	45
Corporate	68	61	54
Total Depreciation and amortization	$425	$421	$376

Identifiable assets	2012	2011	2010
Oral, Personal and Home Care
North America	$2,195	$2,288	$2,231
Latin America	4,250	3,636	3,092
Europe/South Pacific	3,649	3,555	2,775
Greater Asia/Africa	2,169	2,069	1,943
Total Oral, Personal and Home Care	12,263	11,548	10,041
Pet Nutrition	1,045	1,078	1,081
Corporate(3)	86	98	50
Total Identifiable assets(4)	$13,394	$12,724	$11,172
____________

(3)
In 2012, Corporate identifiable assets primarily consist of derivative instruments (67%) and investments in equity securities (28%).  In 2011, Corporate identifiable assets primarily consist of derivative instruments (73%) and investments in equity securities (22%).  In 2010, Corporate identifiable assets primarily consist of derivative instruments (44%) and investments in equity securities (48%).

(4)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $8,066, $7,926 and $7,116 in 2012, 2011 and 2010, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

16.    Supplemental Income Statement Information

Other (income) expense, net	2012	2011	2010
Amortization of intangible assets	31	$28	$22
2012 Restructuring Program	81	—	—
Costs related to the sale of land in Mexico	—	13	—
Business realignment and other cost-saving initiatives	2	136	—
Gain on sales of non-core product lines	—	(207)	(50)
Charge for a French competition law matter	—	21	—
Sanex acquisition transaction costs	—	12	—
Venezuela hyperinflationary transition charge	—	—	271
Gain from remeasurement of Venezuelan balance sheet	—	—	(10)
Termination benefits	—	—	86
Legal and environmental matters	7	11	(3)
Asset impairments	—	—	5
Equity (income)	(7)	(6)	(5)
Other, net	(1)	(17)	(15)
Total Other (income) expense, net	$113	$(9)	$301

Interest expense, net	2012	2011	2010
Interest incurred	$81	$59	$69
Interest capitalized	(1)	(1)	(4)
Interest income	(65)	(6)	(6)
Total Interest expense, net	$15	$52	$59

	2012	2011	2010
Research and development	$259	$262	$256
Advertising	$1,792	$1,734	$1,656

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.     Supplemental Balance Sheet Information

Inventories by major class are as follows:

Inventories	2012	2011
Raw materials and supplies	$362	$319
Work-in-process	81	54
Finished goods	922	954
Total Inventories	$1,365	$1,327

Inventories valued under LIFO amounted to $268 and $271 at December 31, 2012 and 2011, respectively. The excess of current cost over LIFO cost at the end of each year was $37 and $30, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2012, 2011 and 2010.

Property, plant and equipment, net	2012	2011
Land	$251	$240
Buildings	1,439	1,342
Manufacturing machinery and equipment	4,987	4,673
Other equipment	1,144	1,069
	7,821	7,324
Accumulated depreciation	(3,979)	(3,656)
Total Property, plant and equipment, net	$3,842	$3,668

Other accruals	2012	2011
Accrued advertising and coupon redemption	$646	$555
Accrued payroll and employee benefits	345	293
Accrued taxes other than income taxes	48	35
Restructuring accrual	89	—
Pension and other retiree benefits	86	84
Accrued interest	26	22
Derivatives	10	6
Other	638	705
Total Other accruals	$1,888	$1,700

Other liabilities	2012	2011
Pension and other retiree benefits	$1,786	$1,582
Other	263	203
Total Other liabilities	$2,049	$1,785

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.     Supplemental Comprehensive Income Information

Other Comprehensive Income components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2012		2011		2010
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$18	$(20)	$(291)	$(298)	$166	$162
Pension and other benefits:
Net actuarial loss and prior service costs arising during the period	(317)	(207)	(249)	(163)	(309)	(196)
Amortization of net actuarial loss, transition and prior service costs	101	62	85	55	89	53
Retirement Plan and other retiree benefit adjustments	(216)	(145)	(164)	(108)	(220)	(143)
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities	28	18	60	46	(8)	(8)
Reclassification of (gains) losses into net earnings on available- for-sale securities	—	—	—	—	(36)	(29)
Gains (losses) on available-for sale securities	28	18	60	46	(44)	(37)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	13	8	(10)	(7)	2	2
Reclassification of (gains) losses into net earnings on cash flow hedges	(11)	(7)	9	7	(4)	(3)
Gains (losses) on cash flow hedges	2	1	(1)	—	(2)	(1)
Total Other comprehensive income	$(168)	$(146)	$(396)	$(360)	$(100)	$(19)

There were no tax impacts on Other comprehensive income attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available for sale securities. At December 31, 2012 and 2011, Accumulated other comprehensive income consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,053 and $908, respectively, and cumulative foreign currency translation adjustments of $1,609 and $1,589, respectively. Foreign currency translation adjustments in 2012 primarily reflect gains from the Mexican peso and the Swiss franc, which were partially offset by losses from the Brazilian real. In 2012, foreign currency translation adjustments were also impacted by deferred tax related to intercompany loans considered to be long-term in nature. Foreign currency translation adjustments in 2011 primarily reflect losses due to the weakening of the Brazilian real, the Mexican peso and the Euro.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2012
Net sales	$17,085		$4,200		$4,267		$4,332		$4,286
Gross profit	9,932	(1)	2,437	(3)	2,461	(5)	2,529	(7)	2,505	(9)
Net income including noncontrolling interests	2,631	(2)	633	(4)	665	(6)	697	(8)	636	(10)
Net income attributable to Colgate-Palmolive Company	2,472	(2)	593	(4)	627	(6)	654	(8)	598	(10)
Earnings per common share:
Basic	5.19	(2)	1.24	(4)	1.31	(6)	1.38	(8)	1.27	(10)
Diluted	5.15	(2)	1.23	(4)	1.30	(6)	1.36	(8)	1.26	(10)

2011
Net sales	$16,734		$3,994		$4,185		$4,383		$4,172
Gross profit	9,590	(11)	2,331		2,404		2,462	(13)	2,393	(15)
Net income including noncontrolling interests	2,554	(12)	607		646		676	(14)	625	(16)
Net income attributable to Colgate-Palmolive Company	2,431	(12)	576		622		643	(14)	590	(16)
Earnings per common share:
Basic	4.98	(12)	1.17		1.27		1.32	(14)	1.22	(16)
Diluted	4.94	(12)	1.16		1.26		1.31	(14)	1.21	(16)
____________

Note:
Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per common share may not agree with the calculated full year earnings per common share.

(1)
Gross profit for the full year of 2012 includes $2 of charges related to the 2012 Restructuring Program, $24 of costs related to the sale of land in Mexico and $5 of costs associated with the business realignment and other cost-saving initiatives.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2012 include $70 of aftertax charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with the business realignment and other cost-saving initiatives.

(3)	Gross profit for the first quarter of 2012 includes $7 of costs related to the sale of land in Mexico and $2 of costs associated with the business realignment and other cost-saving initiatives.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $3 of aftertax costs associated with the business realignment and other cost-saving initiatives.

(5)	Gross profit for the second quarter of 2012 includes $6 of costs related to the sale of land in Mexico and $2 of costs associated with the business realignment and other cost-saving initiatives.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $9 of aftertax costs associated with the business realignment and other cost-saving initiatives.

(7)	Gross profit for the third quarter of 2012 includes $7 of costs related to the sale of land in Mexico and $1 of costs associated with the business realignment and other cost-saving initiatives.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $2 of aftertax costs associated with the business realignment and other cost-saving initiatives.

(9)	Gross profit for the fourth quarter of 2012 includes $2 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(10)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2012 include $70 of aftertax charges related to the 2012 Restructuring Program and $3 of aftertax costs related to the sale of land in Mexico.

(11)	Gross profit for the full year of 2011 includes $44 of costs associated with the business realignment and other cost-saving initiatives.

(12)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2011 include a $135 aftertax gain resulting from the sale of the non-core laundry detergent business in Colombia, $147 of aftertax costs associated with the business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a competition law matter in France related to a divested detergent business.

(13)	Gross profit for the third quarter of 2011 includes $28 of costs associated with the business realignment and other cost-saving initiatives.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2011 include a $135 aftertax gain resulting from the sale of the non-core laundry detergent business in Colombia, $128 of aftertax costs associated with the business realignment and other cost-saving initiatives and $5 of aftertax costs related to the sale of land in Mexico.

(15)	Gross profit for the fourth quarter of 2011 includes $16 of costs associated with the business realignment and other cost-saving initiatives.

(16)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2011 includes $19 of aftertax costs associated with the business realignment and other cost-saving initiatives, $4 of aftertax costs related to the sale of land in Mexico and a $21 charge for a competition law matter in France related to a divested detergent business.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions		Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts and estimated returns	$49	$18	$—	$6		$61
Valuation allowance for deferred tax assets	$1	$—	$—	$—		$1

Year Ended December 31, 2011
Allowance for doubtful accounts and estimated returns	$53	$6	$—	$10		$49
Valuation allowance for deferred tax assets	$1	$—	$—	$—		$1

Year Ended December 31, 2010
Allowance for doubtful accounts and estimated returns	$52	$1	$—	$—		$53
Valuation allowance for deferred tax assets	$2	$—	$—	$1	(1)	$1
____________
(1)    Decrease in allowance due to utilization of tax loss and tax credit carryforwards.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 50 consecutive years.

Market Price of Common Stock
	2012		2011
Quarter Ended	High	Low	High	Low
March 31	$97.78	$88.25	$81.21	$75.93
June 30	104.10	96.17	89.11	79.90
September 30	107.49	102.10	93.96	80.18
December 31	110.62	103.53	93.92	86.48
Year-end Closing Price	$104.54		$92.39

Dividends Paid Per Common Share

Quarter Ended	2012	2011
March 31	$0.58	$0.53
June 30	0.62	0.58
September 30	0.62	0.58
December 31	0.62	0.58
Total	$2.44	$2.27

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and two peer company indices for the twenty-year, ten-year and five-year periods each ended December 31, 2012.  The peer company indices are comprised of consumer products companies that have both domestic and international businesses.  In 2012, to reflect the global marketplace in which the Company competes, the Company determined to add two additional companies that compete with the Company globally, and are particularly strong competitors internationally. For 2012, the peer company index consisted of Avon Products, Inc., Beiersdorf AG, The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever (N.V. and plc). This index is identified as the “2012 Peer Group” on the graphs. Last year, the peer company index consisted of the companies listed above other than Beiersdorf AG and Reckitt Benckiser Group plc. The prior year index is identified as the “2011 Peer Group” on the graphs.

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

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2012		2011		2010		2009	2008		2007		2006		2005		2004		2003
Continuing Operations
Net sales	$17,085		$16,734		$15,564		$15,327	$15,330		$13,790		$12,238		$11,397		$10,584		$9,903
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,472	(1)	2,431	(2)	2,203	(3)	2,291	1,957	(4)	1,737	(5)	1,353	(6)	1,351	(7)	1,327	(8)	1,421
Per common share, basic	5.19	(1)	4.98	(2)	4.45	(3)	4.53	3.81	(4)	3.35	(5)	2.57	(6)	2.54	(7)	2.45	(8)	2.60
Per common share, diluted	5.15	(1)	4.94	(2)	4.31	(3)	4.37	3.66	(4)	3.20	(5)	2.46	(6)	2.43	(7)	2.33	(8)	2.46
Depreciation and amortization expense	425		421		376		351	348		334		329		329		328		316

Financial Position
Current ratio	1.2		1.2		1.0		1.1	1.3		1.1		1.0		1.0		1.0		1.0
Property, plant and equipment, net	3,842		3,668		3,693		3,516	3,119		3,015		2,696		2,544		2,648		2,542
Capital expenditures	565		537		550		575	684		583		476		389		348		302
Total assets	13,394		12,724		11,172		11,134	9,979		10,112		9,138		8,507		8,673		7,479
Long-term debt	4,926		4,430		2,815		2,821	3,585		3,222		2,720		2,918		3,089		2,685
Colgate-Palmolive Company shareholders’ equity	2,189		2,375		2,675		3,116	1,923		2,286		1,411		1,350		1,245		887

Share and Other
Book value per common share	5.20		5.42		5.89		6.52	4.09		4.75		3.03		2.87		2.84		2.11
Cash dividends declared and paid per common share	2.44		2.27		2.03		1.72	1.56		1.40		1.25		1.11		0.96		0.90
Closing price	104.54		92.39		80.37		82.15	68.54		77.96		65.24		54.85		51.16		50.05
Number of common shares outstanding (in millions)	467.9		480.0		494.9		494.2	501.4		509.0		512.7		516.2		526.6		533.7
Number of common shareholders of record	27,600		28,900		29,900		30,600	31,400		32,200		33,400		35,000		36,500		37,700
Number of employees	37,700		38,600		39,200		38,100	36,600		36,000		34,700		35,800		36,000		36,600
_________

(1)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with the business realignment and other cost-saving initiatives.

(2)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 aftertax costs associated with the business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a competition law matter in France related to a divested detergent business.

(3)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2010 includes a $271 one-time charge related to the transition to hyperinflationary accounting in Venezuela, $61 of aftertax charges for termination benefits related to overhead reduction initiatives, a $30 aftertax gain on sales of non-core product lines and a $31 benefit related to the reorganization of an overseas subsidiary.

(4)	Net income attributable to Colgate-Palmolive Company and earnings per common share in 2008 include $113 of aftertax charges associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,

(Dollars in Millions Except Per Share Amounts)
(Unaudited)

(5)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2007 include a gain for the sale of the Company’s household bleach business in Latin America of $29 aftertax and an income tax benefit of $74 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $184 of aftertax charges associated with the 2004 Restructuring Program, $10 of pension settlement charges and $8 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

(6)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2006 include a gain for the sale of the Company’s household bleach business in Canada of $38 aftertax. This gain was more than offset by $287 of aftertax charges associated with the 2004 Restructuring Program and $48 of aftertax charges related to the adoption of the update to the Stock Compensation Topic of the FASB Codification.

(7)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2005 include a gain for the sale of heavy-duty laundry detergent brands in North America and Southeast Asia of $93 aftertax. This gain was more than offset by $145 of aftertax charges associated with the 2004 Restructuring Program, $41 of income taxes for incremental repatriation of foreign earnings related to the American Jobs Creation Act and $23 aftertax of non-cash pension and other retiree benefit charges.

(8)	Net income attributable to Colgate-Palmolive Company and earnings per common share in 2004 include $48 of aftertax charges associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

c)
Amendment, dated as of May 11, 2012, to the Colgate-Palmolive Company 2007 Stock Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-644.)

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

10-K
U.S. $1,800,000,000 Five Year Credit Agreement dated as of November 4, 2011, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and the Bank's party thereto. (Registrant hereby incorporates by reference Exhibit 10-K (a) to its Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-644.)

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

Exhibit No.	Description

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

h)
Amendment, dated as of May 11, 2012, to the Colgate-Palmolive Company 2005 Stock Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-644.)

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

Exhibit No.	Description

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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

___________

*
Registrant hereby undertakes to furnish the Commission, upon request, with a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.

**	Filed herewith.

The exhibits indicated above that are not included with the Form 10-K are available upon request and payment of a reasonable fee approximating the registrant’s cost of providing and mailing the exhibits. Inquiries should be directed to:

Colgate-Palmolive Company
Office of the Secretary (10-K Exhibits)
300 Park Avenue
New York, New York 10022-7499