Form 10-Q
period 2013-03-31
COLGATE PALMOLIVE CO
filed 2013-04-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	466,368,867	March 31, 2013

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$4,315	$4,200
Cost of sales	1,800	1,763
Gross profit	2,515	2,437
Selling, general and administrative expenses	1,536	1,478
Other expense, net	237	21
Operating profit	742	938
Interest (income) expense, net	(3)	10
Income before income taxes	745	928
Provision for income taxes	239	295
Net income including noncontrolling interests	506	633
Less: Net income attributable to noncontrolling interests	46	40
Net income attributable to Colgate-Palmolive Company	$460	$593

Earnings per common share, basic	$0.98	$1.24

Earnings per common share, diluted	$0.97	$1.23

Dividends declared per common share*	$1.30	$1.20

* Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income including noncontrolling interests	$506	$633
Other comprehensive income, net of tax
Cumulative translation adjustments	(55)	179
Retirement Plan and other retiree benefit adjustments	20	14
Gains (losses) on available-for-sale securities	(4)	10
Unrealized gains (losses) on cash flow hedges	2	5
Total Other comprehensive (loss) income, net of tax	(37)	208
Total Comprehensive income including noncontrolling interests	469	841
Less: Net income attributable to noncontrolling interests	46	40
Less: Cumulative translation adjustments attributable to noncontrolling interests	—	2
Total Comprehensive income attributable to noncontrolling interests	46	42
Total Comprehensive income attributable to Colgate-Palmolive Company	$423	$799

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$932	$884
Receivables (net of allowances of $69 and $61, respectively)	1,808	1,668
Inventories	1,371	1,365
Other current assets	717	639
Total current assets	4,828	4,556
Property, plant and equipment:
Cost	7,877	7,821
Less: Accumulated depreciation	(4,057)	(3,979)
	3,820	3,842
Goodwill, net	2,451	2,500
Other intangible assets, net	1,465	1,499
Deferred income taxes	86	92
Other assets	883	905
Total assets	$13,533	$13,394

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$12	$54
Current portion of long-term debt	250	250
Accounts payable	1,237	1,290
Accrued income taxes	324	254
Other accruals	2,268	1,888
Total current liabilities	4,091	3,736

Long-term debt	5,095	4,926
Deferred income taxes	286	293
Other liabilities	2,042	2,049

Shareholders’ Equity
Common stock	733	733
Additional paid-in capital	1,563	1,551
Retained earnings	16,805	16,953
Accumulated other comprehensive income (loss)	(2,658)	(2,621)
Unearned compensation	(35)	(41)
Treasury stock, at cost	(14,636)	(14,386)
Total Colgate-Palmolive Company shareholders’ equity	1,772	2,189
Noncontrolling interests	247	201
Total shareholders’ equity	2,019	2,390
Total liabilities and shareholders’ equity	$13,533	$13,394

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities
Net income including noncontrolling interests	$506	$633
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	110	106
Restructuring and termination benefits, net of cash	30	(17)
Stock-based compensation expense	32	29
Venezuela devaluation charge	172	—
Deferred income taxes	(17)	22
Cash effects of changes in:
Receivables	(175)	(90)
Inventories	(15)	(38)
Accounts payable and other accruals	112	(35)
Other non-current assets and liabilities	22	52
Net cash provided by operations	777	662
Investing Activities
Capital expenditures	(94)	(60)
Purchases of marketable securities and investments	(199)	(51)
Proceeds from sale of marketable securities and investments	54	32
Other	7	38
Net cash used in investing activities	(232)	(41)
Financing Activities
Principal payments on debt	(1,436)	(1,013)
Proceeds from issuance of debt	1,553	1,183
Dividends paid	(290)	(278)
Purchases of treasury shares	(385)	(463)
Proceeds from exercise of stock options and excess tax benefits	96	106
Net cash provided by (used in) financing activities	(462)	(465)
Effect of exchange rate changes on Cash and cash equivalents	(35)	10
Net increase (decrease) in Cash and cash equivalents	48	166
Cash and cash equivalents at beginning of the period	884	878
Cash and cash equivalents at end of the period	$932	$1,044
Supplemental Cash Flow Information
Income taxes paid	$182	$223

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

For a complete set of financial notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements effective January 1, 2013. Refer to Note 10, Other Comprehensive Income.

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended March 31, 2013 and 2012, the Company incurred $5 and $7 of pretax costs ($3 and $5 of aftertax costs), respectively, related to the sale.

5.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges,

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). The anticipated pretax charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

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

Restructuring and implementation-related charges are reflected in the income statement as follows:

Three Months Ended
March 31, 2013
Cost of sales	$8
Selling, general and administrative expenses	8
Other (income) expense, net	50
Total 2012 Restructuring Program charges, pretax	$66

Total 2012 Restructuring Program charges, aftertax	$52

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total first quarter 2013 charges relate to the 2012 Restructuring Program in Latin America (15%), Europe/South Pacific (31%), Greater Asia/Africa (6%), Hill’s Pet Nutrition (3%) and Corporate (45%). Total program-to-date accumulated charges relate to the 2012 Restructuring Program in North America (1%), Latin America (6%), Europe/South Pacific (45%), Greater Asia/Africa (4%), Hill's Pet Nutrition (3%) and Corporate (41%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred total pretax cumulative charges of $155 ($122 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2013
Employee-Related Costs	$93
Incremental Depreciation	6
Asset Impairments	—
Other	56
Total	$155

Costs incurred since inception primarily concern projects related to the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe, as well as the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy and other exit costs related to office consolidation.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	15	6	—	45	66
Cash payments	(4)	—	—	(22)	(26)
Charges against assets	—	(6)	—	—	(6)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2013	$95	$—	$—	$28	$123

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Incremental depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments are recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges included third-party incremental costs of $11 related to the development and implementation of new business and strategic initiatives and contract termination costs of $11 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges also included a charge for other exit costs related to office space consolidation of $23.

6.	Inventories

Inventories by major class are as follows:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$346	$362
Work-in-process	66	81
Finished goods	959	922
Total Inventories	$1,371	$1,365

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2013 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$733	$1,551	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					460		46
Other comprehensive income, net of tax						(37)
Dividends					(608)
Stock-based compensation expense		32
Shares issued for stock options		24		89
Shares issued for restricted stock awards		(46)		46
Treasury stock acquired				(385)
Other		2	6
Balance, March 31, 2013	$733	$1,563	$(35)	$(14,636)	$16,805	$(2,658)	$247

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation losses of $1,609 and $1,664 at December 31, 2012 and March 31, 2013, respectively and unrecognized pension and other retiree benefit costs of $1,053 and $1,033 at December 31, 2012 and March 31, 2013, respectively.

8.	Earnings Per Share

	Three Months Ended
	March 31, 2013			March 31, 2012
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$460			$593
Basic EPS	460	468.3	$0.98	593	480.1	$1.24
Stock options and restricted stock		4.2			3.8
Diluted EPS	$460	472.5	$0.97	$593	483.9	$1.23

For the three months ended March 31, 2013 and 2012, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,875,285 and 2,987,600, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Common Stock Split

On March 7, 2013, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013, and share distribution will occur on May 15, 2013. As a result of the split, shareholders will receive one additional share of Colgate common stock, par value $1.00, for each share they hold as of the record date.
All per share amounts and number of shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a pre-split basis. As a result of the stock split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted.
Pro forma earnings per share is as follows, giving retroactive effect to the stock split:

	For the three months ended March 31,
	2013	2012	2013	2012
	Basic		Diluted
Net income attributable to Colgate Palmolive Company	$460	$593	$460	$593
Weighted-average shares outstanding, as reported	468.3	480.1	472.5	483.9
Weighted-average shares outstanding, pro forma	936.6	960.2	945	967.8
Earnings per share, as reported	$0.98	$1.24	$0.97	$1.23
Earnings per share, pro forma	$0.49	$0.62	$0.48	$0.61

In addition, the impact on the Balance Sheet as a result of the stock split is an increase of $733 to Common Stock and an offsetting reduction in Additional paid-in capital.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2013 and 2012 were as follows:

	2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(45)	$(55)	$171	$179
Pension and other benefits:
Net actuarial gains (losses) and prior service costs arising during the period	3	2	(2)	(1)
Amortization of net actuarial losses, transition and prior service costs (1)	26	18	24	15
Retirement Plan and other retiree benefit adjustments	29	20	22	14
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(141)	(90)	16	10
Reclassification of (gains) losses into net earnings on available-for-sale securities (2)	133	86	—	—
Gains (losses) on available-for sale securities	(8)	(4)	16	10
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	7	5	8	5
Reclassification of (gains) losses into net earnings on cash flow hedges (3)	(4)	(3)	—	—
Gains (losses) on cash flow hedges	3	2	8	5
Total Other comprehensive income	$(21)	$(37)	$217	$208

(1)These Other comprehensive income (loss) components are included in the computation of net periodic benefit cost. See Note 11, Retirement Plans and Other Retiree Benefits for additional details.
(2)Represents the one-time loss related to the remeasurement of the fixed interest rate bonds in Venezuela which was recorded in Other (income) expense, net. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(3)These (gains) losses are reclassified into Cost of Sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

11.	Retirement Plans and Other Retiree Benefits

Components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Service cost	$7	$7	$6	$5	$4	$3
Interest cost	23	25	7	9	10	11
Expected return on plan assets	(29)	(28)	(6)	(6)	(1)	(1)
Amortization of transition and prior service costs (credits)	2	2	—	—	—	1
Amortization of actuarial loss	16	15	3	2	5	4
Net periodic benefit cost	$19	$21	$10	$10	$18	$18

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $80, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company plans to appeal this decision. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

Since December 31, 2012, the following matter has been resolved:

▪	In March 2013, the German competition authority completed its investigation and no penalties were imposed against the Company or its German subsidiary.

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

13.	Segment Information

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management's knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company's financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company's global business, will be reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America. The Company reclassified its historical geographic segment information to conform to the new reporting structure which results in a slight modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.
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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net sales
Oral, Personal and Home Care
North America	$764	$724
Latin America	1,214	1,201
Europe/South Pacific	848	854
Greater Asia/Africa	955	879
Total Oral, Personal and Home Care	3,781	3,658
Pet Nutrition	534	542
Total Net sales	$4,315	$4,200

Operating profit
Oral, Personal and Home Care
North America	$215	$177
Latin America	312	350
Europe/South Pacific	200	183
Greater Asia/Africa	248	220
Total Oral, Personal and Home Care	975	930
Pet Nutrition	136	148
Corporate	(369)	(140)
Total Operating profit	$742	$938

For the three months ended March 31, 2013, Corporate Operating profit (loss) includes charges of $66 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela and costs of $5 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding the Venezuela devaluation, refer to Note 15, Venezuela. For the three months ended March 31, 2012, Corporate Operating profit (loss) included costs of $7 related to the sale of land in Mexico and $5 associated with business realignment and other cost-saving initiates. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures.

14.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. The Company is exposed to credit losses in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely as it is the Company’s policy to contract only with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

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

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2013 and December 31, 2012:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/13	12/31/12		3/31/13	12/31/12
Interest rate swap contracts	Other current assets	$1	$3	Other accruals	$—	$—
Interest rate swap contracts	Other assets	36	41	Other liabilities	—	—
Foreign currency contracts	Other current assets	15	7	Other accruals	8	10
Foreign currency contracts	Other assets	29	13	Other liabilities	—	—
Commodity contracts	Other current assets	—	1	Other accruals	1	—
Total designated		$81	$65		$9	$10

Derivatives not designated
Foreign currency contracts	Other assets	$5	$—	Other liabilities	$—	$1
Total not designated		$5	$—		$—	$1

Total derivative instruments		$86	$65		$9	$11

Other financial instruments
Marketable securities	Other current assets	$164	$116
Available-for-sale securities	Other assets	574	618
Total other financial instruments		$738	$734

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2013 and December 31, 2012. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2013 and December 31, 2012, was $5,711 and $5,484, respectively, and the related carrying value was $5,345 and $5,176, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three-month periods ended March 31, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$1,085	$1,338	$2,423	$674	$1,668	$2,342
Three months ended March 31:
Gain (loss) on derivative	12	(7)	5	1	(2)	(1)
Gain (loss) on hedged items	(12)	7	(5)	(1)	2	1

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended March 31, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$446	$52	$498	$474	$27	$501
Three months ended March 31:
Gain (loss) recognized in OCI	8	(1)	7	6	2	8
Gain (loss) reclassified into Cost of sales	3	1	4	1	(1)	—

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net investment hedges

The Company has designated certain foreign currency forward contracts and option contracts and certain foreign currency-denominated debt as net investment hedges, for which the gain or loss on the instrument is reported as a component of Currency translation adjustments within OCI, along with the offsetting gain or loss on the hedged items.

Activity related to net investment hedges recorded during the three-month periods ended March 31, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$536	$375	$911	$537	$251	$788
Three months ended March 31:
Gain (loss) on instruments	14	13	27	(19)	(6)	(25)
Gain (loss) on hedged items	(13)	(13)	(26)	14	6	20

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three-month periods ended March 31, 2013 and 2012 was as follows:

	2013	2012
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$96	$96
Three months ended March 31:
Gain (loss) on instrument	6	(3)
Gain (loss) on hedged item	(6)	3

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $140 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $24. The long-term portion of these bonds in the amount of $574 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2013, the U.S. dollar-linked, devaluation protected bonds and the fixed interest rate bonds had fair market values of $254 and $344, respectively. These investments are considered available-for-sale securities and are included in Other assets.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents a reconciliation of the Venezuelan bonds at fair value for the three months ended March 31, 2013 and 2012:

	2013	2012
Beginning balance as of January 1,	$642	$236
Unrealized gain (loss) on investment	(141)	16
Purchases and sales during the period	97	9
Ending balance as of March 31,	$598	$261

The Unrealized loss on investment consisted primarily of a one-time loss of $133 in the first quarter of 2013 related to the remeasurement of fixed interest rate bonds at February 9, 2013, the date of the devaluation. For further information regarding Venezuela and the devaluation, refer to Note 15, Venezuela below.

15.	Venezuela

Venezuela has been designated hyper-inflationary and, therefore, the functional currency for the Company’s Venezuelan subsidiary (“CP Venezuela”) is the U.S. dollar and Venezuelan currency fluctuations are reported in income.
The Venezuelan government devalued its currency effective February 9, 2013. As a result of the devaluation the official exchange rate changed from 4.30 to 6.30 Venezuela bolivar fuerte per dollar. The Company incurred a one-time, pretax loss of $172, aftertax loss of $111 ($0.23 per common share, diluted) in the first quarter of 2013 related to the remeasurement of the net monetary assets included in the local balance sheet at the date of the devaluation. The Company remeasured the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which currently is 6.30. As the local currency operations in Venezuela will now translate into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on our reported results.
For the three months ended March 31, 2013, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At March 31, 2013, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $400. This amount does not include $254 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Greater Asia/Africa (excluding Japan) and Central Europe). This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013, described in Note 15, Venezuela to the Condensed Consolidated Financial Statements. Effective February 9, 2013, the Venezuelan government devalued its currency and the official exchange rate changed from 4.30 to 6.30 Venezuela bolivar fuerte per dollar. The Company incurred a one-time, pretax loss of $172, aftertax loss of $111, ($0.23 per common share, diluted) in the first quarter of 2013 related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation. The Company remeasured the financial statements of its Venezuelan subsidiary ("CP Venezuela") at the rate at which it expects to remit future dividends, which currently is 6.30. As the local currency operations in Venezuela will now translate into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company's reported results.
In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. While CP Venezuela continues to have limited access to U.S. dollars from the government (CADIVI), and currently only for imported goods, the timing of receipt of these funds has slowed and become increasingly unpredictable. CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CADIVI, intercompany borrowings and the use of financial and other intermediaries and, to a lesser extent, with existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. Price controls, which became effective on April 1, 2012, affect most products in CP Venezuela’s portfolio and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluation. At times, production at CP Venezuela has also been negatively impacted by labor issues within the country.
The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions or continued or increased labor unrest. At March 31, 2013, CP Venezuela's local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $400 as compared to approximately $520 at December 31, 2012. For the three months ended March 31, 2013, CP Venezuela represented approximately 4% of the Company's consolidated Net sales and approximately 2% of the Company's Consolidated Operating profit excluding the impact of the one-time Venezuela devaluation charge and charges related to 2012 Restructuring Program and the sale of land in Mexico. The Company continues to actively manage its investment in and exposure to Venezuela.
In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the 2012 Restructuring Program) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses. Implementation of the 2012 Restructuring Program, which is expected to be substantially completed by December 31, 2016, is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax). Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.
In the first quarter of 2013, the Company incurred aftertax costs of $52 associated with the 2012 Restructuring Program and aftertax costs of $3 related to the sale of land in Mexico (discussed below).
On July 29, 2011, in connection with the acquisition of the Sanex personal care business from Unilever, N.V and Unilever PLC (together "Unilever"), Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax costs) associated with the implementation of business realignment and other cost-saving initiatives, the sale of land in Mexico discussed below and a competition law matter in France related to a divested detergent business as discussed in Note 12, Contingencies to the Condensed Consolidated Financial Statements. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California.

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

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, the Company continues to experience volatile foreign currency fluctuations and high commodity costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

Results of Operations

Three Months

Worldwide Net sales were $4,315 in the first quarter of 2013, up 2.5% from the first quarter of 2012, as volume growth of 4.0% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 3.0%. Organic sales (Net sales excluding foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 6.0% in the first quarter of 2013.

Net sales in the Oral, Personal and Home Care segment were $3,781 in the first quarter of 2013, up 3.5% from the first quarter of 2012, as volume growth of 5.5% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 3.0%. Organic sales in the Oral, Personal and Home Care segment increased 6.5% in the first quarter of 2013.

Net sales for Hill’s Pet Nutrition decreased 1.5% in the first quarter of 2013 to $534, as volume declines of 3.0% and negative foreign exchange of 2.0% were only partially offset by net selling price increases of 3.5%. Organic sales in Hill’s Pet Nutrition increased 0.5% in the first quarter of 2013.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $2,515 in the first quarter of 2013 from $2,437 in the first quarter of 2012.

Gross profit in both periods included costs related to the sale of land in Mexico. Gross profit in the first quarter of 2013 also included the impact of costs related to the 2012 Restructuring Program. Gross profit in the first quarter of 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Gross profit increased to $2,527 in the first quarter of 2013 from $2,446 in the first quarter of 2012, primarily due to sales growth, cost savings from the Company's funding-the-growth initiatives and higher pricing.

Worldwide Gross profit margin increased to 58.3% in the first quarter of 2013 from 58.0% in the first quarter of 2012.  Excluding the items described above, Gross profit margin increased by 40 bps to 58.6% in the first quarter of 2013 as higher pricing (60 basis points) and cost savings from the Company's funding-the-growth initiatives (140 basis points) more than offset higher raw and packaging material costs (180 basis points) which included higher global commodity costs, negative foreign exchange transaction costs and the impact of the sale of higher cost inventory on hand in Venezuela prior to the devaluation.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
Gross profit, GAAP	$2,515	$2,437
2012 Restructuring Program	8	—
Costs related to the sale of land in Mexico	4	7
Business realignment and other cost-saving initiatives	—	2
Gross profit, non-GAAP	$2,527	$2,446

	Three Months Ended March 31,
	2013	2012	Basis Point Change
Gross profit margin, GAAP	58.3%	58.0%	30
2012 Restructuring Program	0.2	—
Costs related to the sale of land in Mexico	0.1	0.2
Business realignment and other cost-saving initiatives	—	—
Gross profit margin, non-GAAP	58.6%	58.2%	40

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 4% to $1,536 in the first quarter of 2013 from $1,478 in the first quarter of 2012.

Selling, general and administrative expenses in the first quarter of 2013 included charges of $8 associated with the 2012 Restructuring Program. Selling, general and administrative expenses in the first quarter of 2012 included costs of $7 associated with various business realignment and other cost-saving initiatives. Excluding the impact of costs associated with the 2012 Restructuring Program in the first quarter of 2013 and the various business realignment and other cost-saving initiatives in the first quarter of 2012, Selling, general and administrative expenses increased to $1,528 in the first quarter of 2013 from $1,471 in the first quarter of 2012.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.6% in the first quarter of 2013 from 35.2% in the first quarter of 2012. Excluding the impact of costs associated with the 2012 Restructuring Program in the first quarter of 2013 and the various business realignment and other cost-saving initiatives in the first quarter of 2012, Selling, general and administrative expenses as a percentage of Net sales were 35.4%, an increase of 40 bps as compared to the first quarter of 2012. This increase was a result of advertising investments increasing by 20 basis points and overhead expenses increasing by 20 basis points, both as a percentage of Net sales. This increase in overhead expenses is primarily due to increased investment in customer development initiatives and higher costs due to inflation in Venezuela. In the first quarter of 2013, advertising increased 5.1% to $471, as compared with $448 in the first quarter of 2012, and increased as a percentage of Net sales to 10.9% in the first quarter of 2013 from 10.7% in the first quarter of 2012.

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses, GAAP	$1,536	$1,478
2012 Restructuring Program	(8)	—
Business realignment and other cost-saving initiatives	—	(7)
Selling, general and administrative expenses, non-GAAP	$1,528	$1,471

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.6%	35.2%	40
2012 Restructuring Program	(0.2)	—
Business realignment and other cost-saving initiatives	—	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.4%	35.0%	40

Other (income) expense, net

Other (income) expense, net was $237 in the first quarter of 2013, as compared to $21 in the first quarter of 2012. Other (income) expense in the first quarter of 2013 included charges of $50 associated with the 2012 Restructuring Program, a one-time $172 charge for the devaluation in Venezuela and costs of $1 related to the sale of land in Mexico. Other (income) expense in the in the first quarter of 2012 included costs of $4 associated with various business realignment and other cost-saving initiatives. Excluding these items, Other (income) expense, net decreased to $14 in the first quarter of 2013 from $25 in the first quarter of 2012.

	Three Months Ended March 31,
	2013	2012
Other (income) expense, net, GAAP	$237	$21
2012 Restructuring Program	(50)	—
Venezuela devaluation charge	(172)	—
Costs related to the sale of land in Mexico	(1)	—
Business realignment and other cost-saving initiatives	—	4
Other (income) expense, net, non-GAAP	$14	$25

Operating Profit

Operating profit decreased 21% to $742 in the first quarter of 2013 from $938 in the first quarter of 2012.

Operating profit in the first quarter of 2013 included charges of $66 associated with the 2012 Restructuring Program, a one-time $172 charge for the devaluation in Venezuela and costs of $5 related to the sale of land in Mexico. Operating profit in the in the first quarter of 2012 included costs of $7 related to the sale of land in Mexico and costs of $5 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Operating profit increased 4% to $985 in the first quarter of 2013, as compared to $950 in the first quarter of 2012, primarily due to strong sales growth and higher Gross profit.

Operating profit margin was 17.2% in the first quarter of 2013, a decrease of 510 bps compared to the first quarter of 2012. Excluding the items described above in both periods, Operating profit margin increased 20 bps to 22.8% in the first quarter of 2013 as compared to 22.6% in the first quarter of 2012. This increase is mainly due to an increase in Gross profit as a percentage of Net sales.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012	% Change
Operating profit, GAAP	$742	$938	(21)%
2012 Restructuring Program	66	—
Venezuela devaluation charge	172	—
Costs related to the sale of land in Mexico	5	7
Business realignment and other cost-saving initiatives	—	5
Operating profit, non-GAAP	$985	$950	4%

	Three Months Ended March 31,
	2013	2012	Basis Point Change
Operating profit margin, GAAP	17.2%	22.3%	(510)
2012 Restructuring Program	1.5	—
Venezuela devaluation charge	4.0	—
Costs related to the sale of land in Mexico	0.1	0.2
Business realignment and other cost-saving initiatives	—	0.1
Operating profit margin, non-GAAP	22.8%	22.6%	20

Interest expense, net

Interest expense, net decreased to ($3) for the three months ended March 31, 2013 as compared with $10 in the comparable period of 2012, primarily due to an increase in interest income on investments held outside the U.S.

Income taxes
The effective income tax rate for the first quarter of 2013 was 32.1% compared to 31.8% in the first quarter of 2012. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 32.0%.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2013 decreased to $460 from $593 in the first quarter of 2012, and earnings per common share on a diluted basis decreased to $0.97 per share in the first quarter of 2013 from $1.23 per share in the first quarter of 2012. Net income attributable to Colgate-Palmolive Company in the first quarter of 2013 included charges of $52 associated with the 2012 Restructuring Program, a one-time $111 charge for the devaluation in Venezuela and costs of $3 related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the first quarter of 2012 included the impact of costs of $5 related to the sale of land in Mexico and costs of $3 associated with various business realignment and other cost-saving initiatives.

Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the first quarter of 2013 increased 4% to $626 and earnings per share on a diluted basis increased 6% to $1.32.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2013	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$460	$593	(22)%
2012 Restructuring Program	52	—
Venezuela devaluation charge	111	—
Costs related to the sale of land in Mexico	3	5
Business realignment and other cost-saving initiatives	—	3
Net income attributable to Colgate-Palmolive Company, non-GAAP	$626	$601	4%

	Three Months Ended March 31,
	2013	2012	% Change
Earnings per common share, diluted, GAAP	$0.97	$1.23	(21)%
2012 Restructuring Program	0.11	—
Venezuela devaluation charge	0.23	—
Costs related to the sale of land in Mexico	0.01	0.01
Business realignment and other cost-saving initiatives	—	—
Earnings per common share, diluted, non-GAAP	$1.32	$1.24	6%

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management's knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company's financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company's global business was reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America. The Company reclassified its historical geographic segment information to conform to the new reporting structure which results in a slight modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

North America

	Three Months Ended March 31,
	2013	2012	Change
Net sales	$764	$724	5.5%
Operating profit	$215	$177	22%
% of Net sales	28.1%	24.4%	370	bps

Net sales in North America increased 5.5% in the first quarter of 2013 to $764, driven by volume growth of 3.5% and net selling price increases of 2.0%. Organic sales in North America increased 5.5% in the first quarter of 2013.

Operating profit in North America increased 22% in the first quarter of 2013 to $215, or 28.1% of Net sales. This increase in Operating profit was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was mainly driven by lower raw and

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

packing material costs and cost savings from the Company’s funding-the-growth initiatives. This increase in Selling, general and administrative expenses was due to higher advertising investments which was partially offset by lower overhead costs.

Latin America

	Three Months Ended March 31,
	2013	2012	Change
Net sales	$1,214	$1,201	1.0%
Operating profit	$312	$350	(11)%
% of Net sales	25.7%	29.1%	(340)	bps

Net sales in Latin America increased 1.0% to $1,214 in the first quarter of 2013 driven by volume growth of 5.5% and net selling price increases of 3.0% which were partially offset by negative foreign exchange of 7.5%. Organic sales in Latin America increased 9.0% in the first quarter of 2013. Volume gains were led by Brazil, Venezuela, Mexico and the Southern Cone region.

Operating profit in Latin America decreased 11% in the first quarter of 2013 to $312, or 25.7% of Net sales. This decrease in Operating profit was due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit is due to higher costs in Venezuela primarily associated with charging Cost of Sales, as required, with the historical U.S. dollar cost of inventory acquired prior to the devaluation. This increase in Selling, general and administrative expenses was primarily due to higher costs in Venezuela due to inflation.

Europe/South Pacific

	Three Months Ended March 31,
	2013	2012	Change
Net sales	$848	$854	(0.5)%
Operating profit	$200	$183	9%
% of Net sales	23.6%	21.4%	220	bps

Net sales in Europe/South Pacific decreased 0.5% in the first quarter of 2013 to $848. Volume and net selling price were flat and foreign exchange was negative 0.5%. Organic sales in Europe/South Pacific increased 0.5% in the first quarter of 2013. Volume gains were led by Australia, Holland and Germany and were partially offset by volume declines in United Kingdom and Greece.

Operating profit in Europe/South Pacific increased 9% in the first quarter of 2013 to $200, or 23.6% of Net sales. The increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by savings from the Company’s funding-the-growth initiatives. This decrease in Selling, general and administrative expenses was driven by higher advertising investments which was more than offset by lower overhead costs.

Greater Asia/Africa

	Three Months Ended March 31,
	2013	2012	Change
Net sales	$955	$879	8.5%
Operating profit	$248	$220	13%
% of Net sales	26.0%	25.0%	100	bps

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net sales in Greater Asia/Africa increased 8.5% in the first quarter of 2013 to $955 driven by volume growth of 11.0% which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 1.5%. Organic sales in Greater Asia/Africa grew 10.0% in the first quarter of 2013. Volume gains were led by India, Russia, Turkey, the Philippines, South Africa and the Greater China region.

Operating profit in Greater Asia/Africa increased 13% in the first quarter of 2013 to $248, or 26.0% of Net sales. This increase in Operating profit was a result of an increase in Gross profit which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives, partially offset by lower pricing. This increase in Selling, general and administrative expenses was driven by higher advertising investments and increased investment in customer development initiatives.

Pet Nutrition

	Three Months Ended March 31,
	2013	2012	Change
Net sales	$534	$542	(1.5)%
Operating profit	$136	$148	(8)%
% of Net sales	25.5%	27.3%	(180)	bps

Net sales for Hill’s Pet Nutrition decreased 1.5% in the first quarter of 2013 to $534, as a volume decline of 3.0% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 3.5%. Organic sales in Hill’s Pet Nutrition increased 0.5% in the first quarter of 2013. Volume declines in the United States, Japan and Europe were partially offset by volume gains in Canada, Australia, Brazil and Russia.

Operating profit in Hill’s Pet Nutrition decreased 8% in the first quarter of 2013 to $136, or 25.5% of Net sales. This decrease in Operating profit was due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This decrease in Gross profit was driven by higher raw and packaging material costs, which were partially offset by higher pricing and cost savings from the Company’s funding-the-growth initiatives. This increase in Selling, general and administrative expenses was primarily due to increased investment in customer development initiatives.

Corporate

	Three Months Ended March 31,
	2013	2012	Change
Operating profit (loss)	$(369)	$(140)	164%

Operating profit (loss) related to Corporate was ($369) in the first quarter of 2013 as compared to ($140) in the first quarter of 2012. In the first quarter of 2013, Corporate Operating profit (loss) included charges of $66 associated with the 2012 Restructuring Program, a one-time $172 charge for the devaluation in Venezuela and costs of $5 related to the sale of land in Mexico. In the first quarter of 2012, Corporate Operating profit (loss) included the impact of costs of $7 related to the sale of land in Mexico and costs of $5 associated with various business realignment and other cost-saving initiatives.

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

The 2012 Restructuring Program is expected to produce significant benefits in the Company's long-term business performance. The major objectives of the program include:

•
Becoming even stronger on the ground through the continued evolution and expansion of proven global and regional commercial capabilities, which have already been successfully implemented in a number of the Company's operations around the world.

•	Simplifying and standardizing how work gets done by increasing technology-enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

•	Reducing structural costs to continue to increase the Company's gross and operating profit.

•	Building on Colgate's current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). The anticipated pretax charges for 2013 are expected to amount to approximately $260 to $310 ($185 to $220 aftertax). Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Greater Asia/Africa (10%), Hill’s Pet Nutrition (15%) and Corporate (35%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company's global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. Savings in 2013 should approximate $40 to $50 ($30 to $40 aftertax) effective in the latter half of the year.

Initiatives under the program are focused on the following three areas:

•
Expanding Commercial Hubs - Building on the success of this structure already implemented in several divisions, continuing to cluster single-country subsidiaries into more efficient regional hubs, in order to drive smarter and faster decision making, strengthen capabilities available on the ground and improve cost structure.

•
Extending Shared Business Services and Streamlining Global Functions - Implementing the Company's shared service organizational model, already successful in Europe, in all regions of the world. Initially focused on finance and accounting, these shared services will be expanded to additional functional areas to streamline global functions.

•
Optimizing Global Supply Chain and Facilities - Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

For the three months ended March 31, 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

Three months ended
March 31, 2013
Cost of sales	$8
Selling, general and administrative expenses	8
Other (income) expense, net	50
Total 2012 Restructuring Program charges, pretax	$66

Total 2012 Restructuring Program charges, aftertax	$52

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total first quarter 2013 charges relate to the 2012 Restructuring Program in Latin America (15%), Europe/South Pacific (31%), Greater Asia/Africa (6%), Hill’s Pet Nutrition (3%) and Corporate (45%). Total program-to-date accumulated charges relate to the 2012 Restructuring Program in North America (1%), Latin America (6%), Europe/South Pacific (45%), Greater Asia/Africa (4%), Hill's Pet Nutrition (3%) and Corporate (41%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred total pretax cumulative charges of $155 ($122 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2013
Employee-Related Costs	$93
Incremental Depreciation	6
Asset Impairments	—
Other	56
Total	$155

Costs incurred since inception primarily concern projects related to the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe as well as the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy and other exit costs related to office consolidation.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	15	6	—	45	66
Cash payments	(4)	—	—	(22)	(26)
Charges against assets	—	(6)	—	—	(6)
Other	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at March 31, 2013	$95	$—	$—	$28	$123

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Incremental depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset impairments are recorded to write down assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges included expense related to third-party incremental costs of $11 related to the development and implementation of new business and strategic initiatives and contract termination costs of $11 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges also included a charge for the termination of a lease contract related to office space consolidation of $23.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2013 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding the impacts of charges related to the 2012 Restructuring Program, the one-time charge resulting from the Venezuela devaluation, costs related to the sale of land in Mexico and costs associated with various business realignment and other cost-saving initiatives (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2013 and 2012 is presented within the applicable section of Results of Operations.

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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of Organic sales growth to Net sales growth for the three months ended March 31, 2013.

Three months ended March 31, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	5.5%	0.0%	0.0%	5.5%
Latin America	9.0%	(7.5)%	(0.5)%	1.0%
Europe/South Pacific	0.5%	(0.5)%	(0.5)%	(0.5)%
Greater Asia/Africa	10.0%	(1.5)%	0.0%	8.5%
Total Oral, Personal and Home Care	6.5%	(3.0)%	0.0%	3.5%
Pet Nutrition	0.5%	(2.0)%	0.0%	(1.5)%
Total Company	6.0%	(3.0)%	(0.5)%	2.5%

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

Net cash provided by operations increased 17% to $777 in the first three months of 2013, compared with $662 in the comparable period of 2012. Net cash provided by operations increased in the first quarter of 2013 driven by strong operating earnings.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.5)% of Net sales in the first three months of 2013 as compared with (0.1)% in the first three months of 2012, primarily due to the Company's continued focus on accounts receivable and inventory and an increase in accounts payable and accrued liabilities, in part related to the 2012 Restructuring Program.

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

Investing activities used $232 in the first three months of 2013, compared with $41 in the comparable period of 2012. Purchases of marketable securities and investments increased in the first three months of 2013 to $199 from $51 in the comparable period of 2012 primarily due to the Company’s investments through its subsidiary in Venezuela in local currency denominated fixed interest rate bonds issued by the Venezuelan government. Capital spending increased in the first three months of 2013 to $94 from $60 in the comparable period of 2012. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Overall capital expenditures for 2013 are expected to be at an annual rate of approximately 4.5% of Net sales, reflecting a higher level of investment primarily driven by the 2012 Restructuring Program.

Financing activities used $462 of cash during the first three months of 2013 compared with $465 in the comparable period of 2012, reflecting lower net proceeds from the issuance of debt and lower purchases of treasury shares in the first three months of 2013 compared to the prior period.

Long-term debt, including the current portion, increased to $5,345 as of March 31, 2013 as compared to $5,176 as of December 31, 2012 and total debt increased to $5,357 as of March 31, 2013 as compared to $5,230 as of December 31, 2012.

Commercial paper outstanding was $627 and $832 as of March 31, 2013 and 2012, respectively. The average daily balances outstanding for commercial paper in the first three months of 2013 and 2012 were $1,716 and $1,487, respectively. The maximum daily balance outstanding for commercial paper in the first three months of 2013 and 2012 were $1,990 and $1,777, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2017.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2013, the Company increased the annualized common stock dividend by 10% to $2.72 per share, effective in the second quarter of 2013. On September 8, 2011, the Company’s Board of Directors (the Board) approved a share repurchase program that authorized the repurchase of up to 50 million shares of the Company’s common stock.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Cash and cash equivalents increased $48 during the first three months of 2013 to $932 at March 31, 2013, compared to $884 at December 31, 2012, most of which ($875 and $861, respectively) were held by the Company’s foreign subsidiaries. These amounts include $42 and $170, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers and the ability to continue lowering costs. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate and Commodity Price Exposure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Note 13 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

COLGATE-PALMOLIVE COMPANY

The following table shows the stock repurchase activity for each of the three months in the quarter ended March 31, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2013	470,362	$106.80	455,000	24,791,987
February 1 through 28, 2013	1,472,428	$110.64	1,257,500	23,534,487
March 1 through 31, 2013	1,270,732	$114.49	1,230,000	22,304,487
Total	3,213,522	$111.60	2,942,500

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 271,022 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 25, 2013	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 25, 2013	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 25, 2013	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller