Form 10-Q
period 2013-06-30
COLGATE PALMOLIVE CO
filed 2013-07-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	927,677,358	June 30, 2013

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$4,346	$4,267	$8,661	$8,467
Cost of sales	1,812	1,806	3,612	3,569
Gross profit	2,534	2,461	5,049	4,898
Selling, general and administrative expenses	1,526	1,464	3,062	2,942
Other expense, net	102	15	339	36
Operating profit	906	982	1,648	1,920
Interest (income) expense, net	(5)	6	(8)	16
Income before income taxes	911	976	1,656	1,904
Provision for income taxes	307	311	546	606
Net income including noncontrolling interests	604	665	1,110	1,298
Less: Net income attributable to noncontrolling interests	43	38	89	78
Net income attributable to Colgate-Palmolive Company	$561	$627	$1,021	$1,220

Earnings per common share, basic	$0.60	$0.66	$1.09	$1.27

Earnings per common share, diluted	$0.60	$0.65	$1.08	$1.26

Dividends declared per common share*	$0.34	$—	$0.99	$0.60

* Two dividends were declared in the first quarter of 2013 and 2012.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$604	$665	$1,110	$1,298
Other comprehensive income, net of tax
Cumulative translation adjustments	(200)	(291)	(255)	(112)
Retirement Plan and other retiree benefit adjustments	18	(4)	38	10
Gains (losses) on available-for-sale securities	8	4	4	14
Unrealized gains (losses) on cash flow hedges	3	—	5	5
Total Other comprehensive (loss) income, net of tax	(171)	(291)	(208)	(83)
Total Comprehensive income including noncontrolling interests	433	374	902	1,215
Less: Net income attributable to noncontrolling interests	43	38	89	78
Less: Cumulative translation adjustments attributable to noncontrolling interests	(4)	(6)	(4)	(4)
Total Comprehensive income attributable to noncontrolling interests	39	32	85	74
Total Comprehensive income attributable to Colgate-Palmolive Company	$394	$342	$817	$1,141

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$884	$884
Receivables (net of allowances of $63 and $61, respectively)	1,778	1,668
Inventories	1,440	1,365
Other current assets	765	639
Total current assets	4,867	4,556
Property, plant and equipment:
Cost	7,860	7,821
Less: Accumulated depreciation	(4,084)	(3,979)
	3,776	3,842
Goodwill, net	2,419	2,500
Other intangible assets, net	1,464	1,499
Deferred income taxes	89	92
Other assets	872	905
Total assets	$13,487	$13,394

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$21	$54
Current portion of long-term debt	575	250
Accounts payable	1,279	1,290
Accrued income taxes	278	254
Other accruals	2,291	1,888
Total current liabilities	4,444	3,736

Long-term debt	5,032	4,926
Deferred income taxes	252	293
Other liabilities	1,955	2,049

Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	864	818
Retained earnings	17,052	16,953
Accumulated other comprehensive income (loss)	(2,825)	(2,621)
Unearned compensation	(38)	(41)
Treasury stock, at cost	(14,988)	(14,386)
Total Colgate-Palmolive Company shareholders’ equity	1,531	2,189
Noncontrolling interests	273	201
Total shareholders’ equity	1,804	2,390
Total liabilities and shareholders’ equity	$13,487	$13,394

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income including noncontrolling interests	$1,110	$1,298
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	221	211
Restructuring and termination benefits, net of cash	105	(27)
Voluntary benefit plan contributions	(100)	(100)
Stock-based compensation expense	52	48
Venezuela devaluation charge	172	—
Deferred income taxes	(48)	14
Cash effects of changes in:
Receivables	(194)	(119)
Inventories	(118)	(46)
Accounts payable and other accruals	89	(148)
Other non-current assets and liabilities	36	62
Net cash provided by operations	1,325	1,193
Investing Activities
Capital expenditures	(243)	(189)
Purchases of marketable securities and investments	(246)	(219)
Proceeds from sale of marketable securities and investments	92	71
Payment for acquisitions, net of cash acquired	—	(29)
Other	(1)	45
Net cash used in investing activities	(398)	(321)
Financing Activities
Principal payments on debt	(3,425)	(2,307)
Proceeds from issuance of debt	3,803	2,873
Dividends paid	(625)	(593)
Purchases of treasury shares	(771)	(894)
Proceeds from exercise of stock options and excess tax benefits	172	191
Net cash provided by (used in) financing activities	(846)	(730)
Effect of exchange rate changes on Cash and cash equivalents	(81)	(25)
Net increase (decrease) in Cash and cash equivalents	—	117
Cash and cash equivalents at beginning of the period	884	878
Cash and cash equivalents at end of the period	$884	$995
Supplemental Cash Flow Information
Income taxes paid	$561	$682

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

For a complete set of financial statement notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provision for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended June 30, 2013 and 2012, the Company incurred $6 and $6 of pretax costs ($4 and $5 of aftertax costs), respectively, related to the sale. During the six months ended June 30, 2013 and 2012, the Company incurred $11 and $13 of pretax costs ($7 and $10 of aftertax costs), respectively, related to the sale.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and six months ended June 30, 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Cost of sales	$10	$18
Selling, general and administrative expenses	14	22
Other (income) expense, net	78	128
Total 2012 Restructuring Program charges, pretax	$102	$168

Total 2012 Restructuring Program charges, aftertax	$79	$131

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended June 30, 2013 relate to initiatives undertaken in North America (35%), Europe/South Pacific (42%), Greater Asia/Africa (3%), Hill’s Pet Nutrition (4%) and Corporate (16%). Total charges for the 2012 Restructuring Program for the six months ended June 30, 2013 relate to initiatives undertaken in North America (21%), Europe/South Pacific (38%), Latin America (6%), Greater Asia/Africa (4%), Hill's Pet Nutrition (4%) and Corporate (27%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (15%), Europe/South Pacific (44%), Latin America (4%), Greater Asia/Africa (3%), Hill's Pet Nutrition (3%) and Corporate (31%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $257 ($201 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2013
Employee-Related Costs	$164
Incremental Depreciation	15
Asset Impairments	1
Other	77
Total	$257

The majority of costs incurred since inception relate to the following projects: the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe; the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy; and other exit costs related to office consolidation.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended June 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2013	$95	$—	$—	$28	$123
Charges	71	9	1	21	102
Cash payments	(8)	—	—	(18)	(26)
Charges against assets	(17)	(9)	(1)	—	(27)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2013	$141	$—	$—	$31	$172

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	86	15	1	66	168
Cash payments	(12)	—	—	(40)	(52)
Charges against assets	(17)	(15)	(1)	—	(33)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2013	$141	$—	$—	$31	$172

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the three and six months ended June 30, 2013, which are reflected as Charges against assets within Employee-related costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2013 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $13 and $24, respectively, and contract termination costs of $8 and $19, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges, for the six months ended June 30, 2013, also included a charge for other exit costs related to office space consolidation of $23.

5.	Inventories

Inventories by major class are as follows:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$347	$362
Work-in-process	66	81
Finished goods	1,027	922
Total Inventories	$1,440	$1,365

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2013 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$1,466	$818	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					1,021		89
Other comprehensive income, net of tax						(204)	(4)
Dividends					(922)		(18)
Stock-based compensation expense		52
Shares issued for stock options		40		123
Shares issued for restricted stock awards		(47)		47
Treasury stock acquired				(771)
Other		1	3	(1)			5
Balance, June 30, 2013	$1,466	$864	$(38)	$(14,988)	$17,052	$(2,825)	$273

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation losses of $1,860 and $1,609 at June 30, 2013 and December 31, 2012, respectively, and unrecognized pension and other retiree benefit costs of $1,015 and $1,053 at June 30, 2013 and December 31, 2012, respectively.

7.	Earnings Per Share

	Three Months Ended
	June 30, 2013			June 30, 2012
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$561			$627
Basic EPS	561	933.1	$0.60	627	954.6	$0.66
Stock options and restricted stock		9.2			8.1
Diluted EPS	$561	942.3	$0.60	$627	962.7	$0.65

For the three months ended June 30, 2013 and 2012, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 30,428 and 811,560, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended
	June 30, 2013			June 30, 2012
	Income	Shares (millions)	Per Share	Income	Shares (millions)	Per Share
Net income attributable to Colgate-Palmolive Company	$1,021			$1,220
Basic EPS	1,021	934.8	$1.09	1,220	957.4	$1.27
Stock options and restricted stock		8.8			7.8
Diluted EPS	$1,021	943.6	$1.08	$1,220	965.2	$1.26

For the six months ended June 30, 2013 and 2012, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 46,303 and 4,140,404, respectively.

As a result of the two-for-one stock split effective May 15, 2013, see Note 8, Common Stock Split, all historical per share data and number of shares were retroactively adjusted. Basic and diluted earnings per share were computed independently for each quarter and the year to date period presented. As a result of the stock split, changes in shares outstanding during the year and rounding, the sum of the quarters' earnings per share may not necessarily equal the earnings per share for the year to date period.

8.	Common Stock Split

On March 7, 2013, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013, and the share distribution occurred on May 15, 2013. As a result of the split, shareholders received one additional share of Colgate common stock, par value $1.00, for each share they held as of the record date.
All per share amounts and number of shares outstanding in these Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements are presented on a post-split basis.
In addition, the impact on the Balance Sheet as a result of the stock split was an increase of $733 to Common Stock and an offsetting reduction in Additional paid-in capital, which has been retroactively restated.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2013 and 2012 were as follows:

	2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(207)	$(196)	$(274)	$(285)
Pension and other benefits:
Net actuarial gains (losses) and prior service costs arising during the period	—	—	(30)	(21)
Amortization of net actuarial losses, transition and prior service costs (1)	29	18	25	17
Retirement Plan and other retiree benefit adjustments	29	18	(5)	(4)
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	13	8	6	4
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	13	8	6	4
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	4	3	—	—
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(1)	—	(1)	—
Gains (losses) on cash flow hedges	3	3	(1)	—
Total Other comprehensive income (loss)	$(162)	$(167)	$(274)	$(285)

(1)These components of Other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)These (gains) losses are reclassified into Cost of Sales. See Note 13, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2013 and 2012 were as follows:

	2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(252)	$(251)	$(105)	$(108)
Pension and other benefits:
Net actuarial gains (losses) and prior service costs arising during the period	3	2	(32)	(22)
Amortization of net actuarial losses, transition and prior service costs (1)	55	36	49	32
Retirement Plan and other retiree benefit adjustments	58	38	17	10
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(128)	(82)	22	14
Reclassification of (gains) losses into net earnings on available-for-sale securities (2)	133	86	—	—
Gains (losses) on available-for-sale securities	5	4	22	14
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	11	8	8	5
Reclassification of (gains) losses into net earnings on cash flow hedges (3)	(5)	(3)	(1)	—
Gains (losses) on cash flow hedges	6	5	7	5
Total Other comprehensive income (loss)	$(183)	$(204)	$(59)	$(79)

(1)These components of Other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)Represents the one-time loss related to the remeasurement of the fixed interest rate bonds in Venezuela which was recorded in Other (income) expense, net. See Note 13, Fair Value Measurements and Financial Instruments for additional details.
(3)These (gains) losses are reclassified into Cost of Sales. See Note 13, Fair Value Measurements and Financial Instruments for additional details.

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$7	$7	$4	$6	$3	$3
Interest cost	23	24	7	8	10	10
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(30)	(28)	(6)	(6)	—	—
Amortization of transition and prior service costs (credits)	3	3	—	—	—	1
Amortization of actuarial loss	16	14	4	3	6	4
Net periodic benefit cost	$19	$20	$9	$11	$18	$17

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$14	$14	$10	$11	$7	$6
Interest cost	46	49	14	17	20	21
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(59)	(56)	(12)	(12)	(1)	(1)
Amortization of transition and prior service costs (credits)	5	5	—	—	—	2
Amortization of actuarial loss	32	29	7	5	11	8
Net periodic benefit cost	$38	$41	$19	$21	$36	$35

For each of the six months ended June 30, 2013 and 2012, the Company made voluntary contributions of $100 to its U.S. postretirement plans.

11.	Contingencies

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

Brazilian Matters

In 2001, the Central Bank of Brazil sought to impose a substantial fine on the Company’s Brazilian subsidiary based on alleged foreign exchange violations in connection with the financing of the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (formerly American Home Products) (the Seller), as described in the Company’s Form 8-K dated January 10, 1995. The Company appealed the imposition of the fine to the Brazilian Monetary System Appeals Council (the Council) and, on January 30, 2007, the Council decided the appeal in the Company’s favor, dismissing the fine entirely. However, certain tax and civil proceedings related to the same acquisition of the Kolynos oral care business are still outstanding as described below.

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $120. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $75, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company has filed a motion for clarification with a special appeals chamber of the Taxpayers' Council and further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

▪
In the second quarter of 2013, the French competition law authority issued a statement of objections alleging that the Company's French subsidiary and a number of its competitors exchanged sensitive information related to the French home care and personal care sectors. The Company is in the process of responding to this statement of objections.

An investigation is ongoing in Greece, but no formal claims of violations have been filed in this jurisdiction.

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

12.	Segment Information

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management's knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company's financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company's global business, were reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America. The Company reclassified its historical geographic segment information to conform to the new reporting structure which results in a slight modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales
Oral, Personal and Home Care
North America	$762	$727	$1,526	$1,451
Latin America	1,282	1,300	2,496	2,501
Europe/South Pacific	824	850	1,672	1,704
Greater Asia/Africa	929	859	1,884	1,738
Total Oral, Personal and Home Care	3,797	3,736	7,578	7,394
Pet Nutrition	549	531	1,083	1,073
Total Net sales	$4,346	$4,267	$8,661	$8,467

Operating profit
Oral, Personal and Home Care
North America	$227	$190	$442	$367
Latin America	352	373	664	723
Europe/South Pacific	189	179	389	362
Greater Asia/Africa	238	220	486	440
Total Oral, Personal and Home Care	1,006	962	1,981	1,892
Pet Nutrition	136	145	272	293
Corporate	(236)	(125)	(605)	(265)
Total Operating profit	$906	$982	$1,648	$1,920

Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Greater Asia/Africa (excluding Japan) and Central Europe).

For the three months ended June 30, 2013, Corporate Operating profit (loss) includes costs of $102 associated with the 2012 Restructuring Program, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $6 related to the sale of land in Mexico. For the six months ended June 30, 2013, Corporate Operating profit (loss) includes costs of $168 associated with 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $11 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 4, Restructuring and Related Implementation Charges. For further information regarding the competition law matter in France, refer to Note 11, Contingencies. For further information regarding the sale of land in Mexico, refer to Note 3, Acquisitions and Divestitures. For the three months ended June 30, 2012, Corporate Operating profit (loss) included costs of $6 related to the sale of land in Mexico and costs of $13 associated with various business realignment and other cost-saving initiatives. For the six months ended June 30, 2012, Corporate Operating profit (loss) included costs of $13 related to the sale of land in Mexico and costs of $18 associated with various business realignment and other cost-saving initiatives.

13.	Fair Value Measurements and Financial Instruments

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

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2013 and December 31, 2012:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/13	12/31/12		6/30/13	12/31/12
Interest rate swap contracts	Other current assets	$2	$3	Other accruals	$—	$—
Interest rate swap contracts	Other assets	19	41	Other liabilities	—	—
Foreign currency contracts	Other current assets	16	7	Other accruals	9	10
Foreign currency contracts	Other assets	22	13	Other liabilities	—	—
Commodity contracts	Other current assets	—	1	Other accruals	—	—
Total designated		$59	$65		$9	$10

Derivatives not designated
Foreign currency contracts	Other current assets	$5	$—	Other accruals	$—	$1
Total not designated		$5	$—		$—	$1

Total derivative instruments		$64	$65		$9	$11

Other financial instruments
Marketable securities	Other current assets	$174	$116
Available-for-sale securities	Other assets	587	618
Total other financial instruments		$761	$734

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2013 and December 31, 2012. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2013 and December 31, 2012, was $5,820 and $5,484, respectively, and the related carrying value was $5,607 and $5,176, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three-month and six-month periods ended June 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$1,250	$1,088	$2,338	$740	$1,338	$2,078
Three months ended June 30:
Gain (loss) on derivative	—	(13)	(13)	9	9	18
Gain (loss) on hedged items	—	13	13	(9)	(9)	(18)
Six months ended June 30:
Gain (loss) on derivative	12	(20)	(8)	10	7	17
Gain (loss) on hedged items	(12)	20	8	(10)	(7)	(17)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month and six-month periods ended June 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$420	$12	$432	$349	$29	$378
Three months ended June 30:
Gain (loss) recognized in OCI	3	1	4	(3)	3	—
Gain (loss) reclassified into Cost of sales	1	—	1	—	1	1
Six months ended June 30:
Gain (loss) recognized in OCI	11	—	11	3	5	8
Gain (loss) reclassified into Cost of sales	4	1	5	1	—	1

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

Activity related to net investment hedges recorded during the three-month and six-month periods ended June 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$538	$379	$917	$563	$409	$972
Three months ended June 30:
Gain (loss) on instruments	(4)	(4)	(8)	27	10	37
Gain (loss) on hedged items	4	4	8	(27)	(10)	(37)
Six months ended June 30:
Gain (loss) on instruments	10	9	19	8	4	12
Gain (loss) on hedged items	(9)	(9)	(18)	(13)	(4)	(17)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three-month and six-month periods ended June 30, 2013 and 2012 was as follows:

	2013	2012
	Cross-currency Swap	Cross-currency Swap
Notional Value at June 30,	$96	$96
Three months ended June 30:
Gain (loss) on instrument	—	2
Gain (loss) on hedged item	—	(2)
Six months ended June 30:
Gain (loss) on instrument	6	(1)
Gain (loss) on hedged item	(6)	1

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $150 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $24. The long-term portion of these bonds in the amount of $587 is included in Other assets.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2013, the U.S. dollar-linked, devaluation protected bonds and the fixed interest rate bonds had fair market values of $257 and $354, respectively. These investments are considered available-for-sale securities and are included in Other assets.

The following table presents a reconciliation of the fair value of the Venezuelan bonds for the six months ended June 30, 2013 and 2012:

	2013	2012
Beginning balance as of January 1,	$642	$236
Unrealized gain (loss) on investment	(128)	22
Purchases and sales during the period	97	134
Ending balance as of June 30,	$611	$392

The Unrealized loss on investment consisted primarily of a one-time loss of $133 in the first quarter of 2013 related to the remeasurement of the fixed interest rate bonds at February 9, 2013, the date of the devaluation. For further information regarding Venezuela and the devaluation, refer to Note 14, Venezuela below.

14.	Venezuela

Venezuela has been designated hyper-inflationary and, therefore, the functional currency for the Company’s Venezuelan subsidiary (“CP Venezuela”) is the U.S. dollar and Venezuelan currency fluctuations are reported in income.
The Venezuelan government devalued its currency effective February 9, 2013. As a result of the devaluation the official exchange rate changed from 4.30 to 6.30 Venezuela bolivares fuerte per dollar. The Company incurred a one-time, pretax loss of $172 ($111 aftertax loss) in the first quarter of 2013 related to the remeasurement of the net monetary assets included in the local balance sheet at the date of the devaluation. The impact of this one-time aftertax loss of $111 on diluted earnings per common share was $0.12 for the six months ended June 30, 2013. The Company remeasured the financial statements of CP Venezuela at the rate at which it currently expects to remit future dividends, which was 6.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company's reported results.
For the six months ended June 30, 2013, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At June 30, 2013, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $450. This amount does not include $257 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

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

With approximately 80% of its Net sales generated outside the Unites States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange controls, price controls and the possibility of expropriation of property or other resources.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013, described in Note 14, Venezuela to the Condensed Consolidated Financial Statements. Effective February 9, 2013, the Venezuelan government devalued its currency and the official exchange rate changed from 4.30 to 6.30 Venezuela bolivares fuerte per dollar. The Company incurred a one-time, pretax loss of $172 ($111 aftertax loss), in the first quarter of 2013 related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation. The Company remeasured the financial statements of its Venezuelan subsidiary ("CP Venezuela") at the rate at which it currently expects to remit future dividends, which was 6.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company's reported results.
In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. CP Venezuela continues to have limited access to U.S. dollars from the government (CADIVI), currently only for imported goods. The timing of receipt of these funds is at CADIVI's discretion. CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CADIVI, intercompany borrowings and the use of financial and other intermediaries and, to a lesser extent, with existing U.S. dollar cash balances, which were obtained previously through parallel market transactions and through the prior liquidation of its U.S. dollar-denominated bond portfolio. In the second quarter of 2013, the Venezuelan government introduced a new currency market known as SICAD (Supplementary System for the Administration of Foreign Currency), which replaces the former SITME market and is expected to be accessible to the Company. Price controls, which became effective on April 1, 2012, affect most products in CP Venezuela’s portfolio and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluation. At times, production at CP Venezuela has also been negatively impacted by labor issues within the country.
The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions or continued or increased labor unrest. At June 30, 2013, CP Venezuela's local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $450 as compared to approximately $520 at December 31, 2012. For the six months ended June 30, 2013, CP Venezuela represented approximately 4% of the Company's consolidated Net sales and approximately 3% of the Company's consolidated Operating profit excluding the impact of the one-time Venezuela devaluation charge and charges related to 2012 Restructuring Program, the competition law matter in France related to the home care and personal care sectors and the sale of land in Mexico. The Company continues to actively manage its investment in and exposure to Venezuela.
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
For the three and six months ended June 30, 2013, the Company incurred aftertax costs of $79 and $131 respectively, associated with the 2012 Restructuring Program and aftertax costs of $4 and $7 respectively, related to the sale of land in Mexico (discussed below).
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

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

On July 29, 2011, in connection with the acquisition of the Sanex personal care business from Unilever, N.V. and Unilever PLC (together "Unilever"), Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax costs) associated with the implementation of business realignment and other cost-saving initiatives, the sale of land in Mexico and a competition law matter in France related to a divested detergent business as discussed in Note 11, Contingencies to the Condensed Consolidated Financial Statements. The business realignment and other cost-saving initiatives include the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California.

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

Results of Operations

Three Months

Worldwide Net sales were $4,346 in the second quarter of 2013, up 2.0% from the second quarter of 2012, as volume growth of 4.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 3.0%. Organic sales (Net sales excluding foreign exchange and acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.5% in the second quarter of 2013.

Net sales in the Oral, Personal and Home Care segment were $3,797 in the second quarter of 2013, up 1.5% from the second quarter of 2012, as volume growth of 4.5% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 3.5%. Organic sales in the Oral, Personal and Home Care segment increased 5.0% in the second quarter of 2013.

The Company's share of the global toothpaste market increased to 45.4% on a year-to-date basis and its share of the global manual toothbrush market increased to 33.3% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Greater Asia/Africa, flat in Europe/South Pacific and down in North America and Latin America versus the year ago period. In the manual toothbrush category, year-to-date market shares were up in Latin America, Europe/South Pacific and North America and down in Greater Asia/Africa versus the year ago period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 3.5% in the second quarter of 2013 to $549, as volume growth of 2.5% and net selling price increases of 3.0% were only partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the second quarter of 2013.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 3% to $2,534 in the second quarter of 2013 from $2,461 in the second quarter of 2012.

Gross profit in the second quarter of 2013 included costs related to the 2012 Restructuring Program. Gross profit in both periods included costs related to the sale of land in Mexico, while Gross profit in the second quarter of 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Gross profit increased to $2,548 in the second quarter of 2013 from $2,469 in the second quarter of 2012, primarily due to sales growth ($48) and gross profit margin expansion ($31).

Worldwide Gross profit margin increased to 58.3% in the second quarter of 2013 from 57.7% in the second quarter of 2012.  Excluding the items described above, Gross profit margin increased by 70 bps to 58.6% in the second quarter of 2013 from 57.9% in the second quarter of 2012 as higher pricing (40 bps) and cost savings from the Company's funding-the-growth initiatives (210 bps) more than offset higher raw and packaging material costs (180 bps) which included negative foreign exchange transaction costs.

	Three Months Ended June 30,
	2013	2012
Gross profit, GAAP	$2,534	$2,461
2012 Restructuring Program	10	—
Costs related to the sale of land in Mexico	4	6
Business realignment and other cost-saving initiatives	—	2
Gross profit, non-GAAP	$2,548	$2,469

	Three Months Ended June 30,
	2013	2012	Basis Point Change
Gross profit margin, GAAP	58.3%	57.7%	60
2012 Restructuring Program	0.2%	—
Costs related to the sale of land in Mexico	0.1%	0.1%
Business realignment and other cost-saving initiatives	—	0.1%
Gross profit margin, non-GAAP	58.6%	57.9%	70

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 4% to $1,526 in the second quarter of 2013 from $1,464 in the second quarter of 2012.

Selling, general and administrative expenses in the second quarter of 2013 included costs of $14 associated with the 2012 Restructuring Program. Selling, general and administrative expenses in the second quarter of 2012 included costs of $5 associated with various business realignment and other cost-saving initiatives. Excluding the impact of costs associated with the 2012 Restructuring Program in the second quarter of 2013 and various business realignment and other cost-saving initiatives in the second quarter of 2012, Selling, general and administrative expenses increased to $1,512 in the second quarter of 2013 from $1,459 in the second quarter of 2012, reflecting higher overhead expenses of $13 and higher advertising investment of $40.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.1% in the second quarter of 2013 from 34.3% in the second quarter of 2012. Excluding the impact of costs associated with the 2012 Restructuring Program in the second quarter of 2013 and various business realignment and other cost-saving initiatives in the second quarter of 2012, Selling, general and administrative expenses as a percentage of Net sales were 34.8%, an increase of 60 bps as compared to the

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

second quarter of 2012. This increase was a result of increased advertising investment (70 bps), partially offset by a decrease in overhead expenses (10 bps), both as a percentage of Net sales. In the second quarter of 2013, advertising investment increased 8.8% to $497, as compared with $457 in the second quarter of 2012, and increased as a percentage of Net sales to 11.4 % in the second quarter of 2013 from 10.7% in the second quarter of 2012.

	Three Months Ended June 30,
	2013	2012
Selling, general and administrative expenses, GAAP	$1,526	$1,464
2012 Restructuring Program	(14)	—
Business realignment and other cost-saving initiatives	—	(5)
Selling, general and administrative expenses, non-GAAP	$1,512	$1,459

	Three Months Ended June 30,
	2013	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.1%	34.3%	80
2012 Restructuring Program	(0.3)%	—
Business realignment and other cost-saving initiatives	—	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.8%	34.2%	60

Other (income) expense, net

Other (income) expense, net was $102 in the second quarter of 2013, as compared to $15 in the second quarter of 2012. Other (income) expense in the second quarter of 2013 included charges of $78 associated with the 2012 Restructuring Program, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $2 related to the sale of land in Mexico. Other (income) expense in the second quarter of 2012 included costs of $6 associated with various business realignment and other cost-saving initiatives. Excluding these items, Other (income) expense, net decreased to $4 in the second quarter of 2013 from $9 in the second quarter of 2012.

	Three Months Ended June 30,
	2013	2012
Other (income) expense, net, GAAP	$102	$15
2012 Restructuring Program	(78)	—
Charge for a French competition law matter	(18)	—
Costs related to the sale of land in Mexico	(2)	—
Business realignment and other cost-saving initiatives	—	(6)
Other (income) expense, net, non-GAAP	$4	$9

Operating Profit

Operating profit decreased 8% to $906 in the second quarter of 2013 from $982 in the second quarter of 2012.

Operating profit in the second quarter of 2013 included charges of $102 associated with the 2012 Restructuring Program, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $6 related

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

to the sale of land in Mexico. Operating profit in the second quarter of 2012 included costs of $6 related to the sale of land in Mexico and costs of $13 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Operating profit increased 3% to $1,032 in the second quarter of 2013, as compared to $1,001 in the second quarter of 2012, primarily due to strong sales growth and higher Gross profit.

Operating profit margin was 20.8% in the second quarter of 2013, a decrease of 220 bps compared to the second quarter of 2012. Excluding the items described above in both periods, Operating profit margin increased 20 bps to 23.7% in the second quarter of 2013 as compared to 23.5% in the second quarter of 2012. This increase is mainly due to an increase in Gross profit (70 bps), partially offset by an increase in Selling, general and administrative expenses (60 bps) due to higher advertising investment, both as a percentage of Net sales.

	Three Months Ended June 30,
	2013	2012	% Change
Operating profit, GAAP	$906	$982	(8)%
2012 Restructuring Program	102	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	6	6
Business realignment and other cost-saving initiatives	—	13
Operating profit, non-GAAP	$1,032	$1,001	3%

	Three Months Ended June 30,
	2013	2012	Basis Point Change
Operating profit margin, GAAP	20.8%	23.0%	(220)
2012 Restructuring Program	2.4%	—
Charge for a French competition law matter	0.4%	—
Costs related to the sale of land in Mexico	0.1%	0.2%
Business realignment and other cost-saving initiatives	—	0.3%
Operating profit margin, non-GAAP	23.7%	23.5%	20

Interest expense, net

Interest expense, net decreased to ($5) for the three months ended June 30, 2013 as compared with $6 in the comparable period of 2012, primarily due to an increase in interest income on investments held outside the U.S.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2013 decreased to $561 from $627 in the second quarter of 2012, and earnings per common share on a diluted basis decreased to $0.60 per share in the second quarter of 2013 from $0.65 per share in the second quarter of 2012. Net income attributable to Colgate-Palmolive Company in the second quarter of 2013 included charges of $79 associated with the 2012 Restructuring Program, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $4 related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the second quarter of 2012 included costs of $5 related to the sale of land in Mexico and costs of $9 associated with various business realignment and other cost-saving initiatives.

Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the second quarter of 2013 increased 3% to $662 and earnings per share on a diluted basis increased 4% to $0.70.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended June 30,
	2013	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$561	$627	(11)%
2012 Restructuring Program	79	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	4	5
Business realignment and other cost-saving initiatives	—	9
Net income attributable to Colgate-Palmolive Company, non-GAAP	$662	$641	3%

	Three Months Ended June 30,
	2013	2012	% Change
Earnings per common share, diluted, GAAP	$0.60	$0.65	(8)%
2012 Restructuring Program	0.08	—
Charge for a French competition law matter	0.02	—
Costs related to the sale of land in Mexico	—	0.01
Business realignment and other cost-saving initiatives	—	0.01
Earnings per common share, diluted, non-GAAP	$0.70	$0.67	4%

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management's knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company's financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company's global business were reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America. The Company reclassified its historical geographic segment information to conform to the new reporting structure which results in a slight modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

North America

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$762	$727	5.0%
Operating profit	$227	$190	20%
% of Net sales	29.8%	26.1%	370	bps

Net sales in North America increased 5.0% in the second quarter of 2013 to $762, driven by volume growth of 6.0% which was partially offset by selling price decreases of 1.0%. Organic sales in North America increased 5.0% in the second quarter of 2013.

The increase in organic sales in North America in the second quarter of 2013 versus the second quarter of 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Home Care sales were also up versus the second quarter of 2012 due to sales gains in the hand dish and fabric softener categories.

Operating profit in North America increased 20% in the second quarter of 2013 to $227, or 370 bps to 29.8% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (230 bps) and a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by lower raw and packing material costs (40 bps) and cost savings from the Company’s funding-the-growth initiatives (170 bps) which were partially offset by lower pricing as noted above. This decrease in Selling, general and administrative expenses was due to lower overhead costs (90 bps) which was partially offset by higher advertising investment (10bps).

Latin America

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$1,282	$1,300	(1.5)%
Operating profit	$352	$373	(6)%
% of Net sales	27.5%	28.7%	(120)	bps

Net sales in Latin America decreased 1.5% to $1,282 in the second quarter of 2013. Volume growth of 2.0% and net selling price increases of 4.5% were more than offset by negative foreign exchange of 8.0%. Organic sales in Latin America increased 7.0% in the second quarter of 2013. Volume gains were led by Mexico, Brazil, Venezuela and the Southern Cone region.

The increase in organic sales in Latin America in the second quarter of 2013 versus the second quarter 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories contributing to growth. Personal Care also contributed to organic sales growth due to strong sales in the bar soap and underarm protection categories.

Operating profit in Latin America decreased 6% in the second quarter of 2013 to $352, or 120 bps to 27.5% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (10 bps) and an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (360 bps), primarily in Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps) and the benefits of pricing as noted above. This increase in Selling, general and administrative expenses was primarily due to higher advertising investment (40 bps) and higher overhead expenses (60 bps) due primarily to higher costs in Venezuela.

Europe/South Pacific

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$824	$850	(3.0)%
Operating profit	$189	$179	6%
% of Net sales	22.9%	21.1%	180	bps

Net sales in Europe/South Pacific decreased 3.0% in the second quarter of 2013 to $824. Volume growth of 0.5% was more than offset by net selling price decreases of 3.0% and negative foreign exchange of 0.5%. Organic sales in Europe/South Pacific decreased 2.0% in the second quarter of 2013. Volume gains were led by the United Kingdom, Germany and Australia and were partially offset by volume declines in France and Greece.

The decrease in organic sales in Europe/South Pacific in the second quarter of 2013 versus the second quarter of 2012 was due to higher Oral Care sales which were more than offset by declines in sales in the Personal Care and Home Care categories. The powered toothbrush category contributed to the increase in Oral Care sales. Declines in sales of body wash, liquid hand soap and underarm protection contributed to the decrease in Personal Care sales and the decrease in Home Care sales was due to sales declines in the liquid cleaners and hand dish categories.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating profit in Europe/South Pacific increased 6% in the second quarter of 2013 to $189, or 180 bps to 22.9% of Net sales. The increase in Operating profit was primarily due to an increase in Gross profit (170 bps) and a decrease in Selling, general and administrative expenses (10 bps) both as a percentage of Net sales. This increase in Gross profit was primarily driven by savings from the Company’s funding-the-growth initiatives (190 bps) and lower raw and packing material costs (30 bps) which were partially offset by lower pricing as noted above. This decrease in Selling, general and administrative expenses was driven by higher advertising investment (40 bps) which was more than offset by lower overhead costs (60 bps).

Greater Asia/Africa

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$929	$859	8.0%
Operating profit	$238	$220	8%
% of Net sales	25.6%	25.6%	—	bps

Net sales in Greater Asia/Africa increased 8.0% in the second quarter of 2013 to $929 driven by volume growth of 9.5% as net selling prices were flat and foreign exchange was negative 1.5%. Organic sales in Greater Asia/Africa grew 9.5% in the second quarter of 2013. Volume gains were led by India, the Greater China region, Thailand, Turkey and Russia.

The increase in organic sales in the second quarter of 2013 versus the second quarter of 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care sales also contributed to growth behind sales gains in the body wash category.

Operating profit in Greater Asia/Africa increased 8% in the second quarter of 2013 to $238, and remained flat at 25.6% of Net sales, as an increase in Gross profit (160 bps) was partially offset by an increase in Selling, general and administrative expenses (130 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps), partially offset by higher raw and packing material costs (110 bps). This increase in Selling, general and administrative expenses was driven by higher advertising investment (180 bps) which was partially offset by lower overhead costs (50 bps).

Pet Nutrition

	Three Months Ended June 30,
	2013	2012	Change
Net sales	$549	$531	3.5%
Operating profit	$136	$145	(6)%
% of Net sales	24.8%	27.3%	(250)	bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the second quarter of 2013 to $549, driven by volume growth of 2.5% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the second quarter of 2013. Volume gains were led by the United States, Germany, France, Russia, Brazil and Korea and were partially offset by volume declines in Japan, Italy and the United Kingdom. The volume decline in Japan is attributable to a continued contraction in the market as well as heightened competition.

The increase in organic sales in the second quarter of 2013 versus the second quarter of 2012 was driven by the launch of a new line of products under the Ideal Balance brand to directly compete in the Naturals category, the relaunch of the reformulated Science Diet dry products to retain and attract consumers to the Advanced Nutrition category and continued growth in the Prescription Diet Metabolic category.

Operating profit in Hill’s Pet Nutrition decreased 6% in the second quarter of 2013 to $136, or 250 bps to 24.8% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (240 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

driven by higher raw and packing material costs (550 bps), due in part to formulation changes, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and the benefit of pricing as noted above. This increase in Selling, general and administrative expenses was due to increased investment in customer development initiatives (20 bps) and higher advertising investment (20 bps).

Corporate

	Three Months Ended June 30,
	2013	2012	Change
Operating profit (loss)	$(236)	$(125)	89%

Operating profit (loss) related to Corporate was ($236) in the second quarter of 2013 as compared to ($125) in the second quarter of 2012. In the second quarter of 2013, Corporate Operating profit (loss) included charges of $102 associated with the 2012 Restructuring Program, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $6 related to the sale of land in Mexico. In the second quarter of 2012, Corporate Operating profit (loss) included the impact of costs of $6 related to the sale of land in Mexico and costs of $13 associated with various business realignment and other cost-saving initiatives.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Six Months

Worldwide Net sales were $8,661 in the first six months of 2013, up 2.5% from the first six months of 2012, as volume growth of 4.0% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 3.0%. Organic sales increased 5.5% in the first six months of 2013.

Net sales in the Oral, Personal and Home Care segment were $7,578 in the first six months of 2013, up 2.5% from the first six months of 2012, as volume growth of 4.5% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 3.0%. Organic sales in the Oral, Personal and Home Care segment increased 6.0% in the first six months of 2013.

The increase in organic sales in the first six months of 2013, versus the first six months of 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care sales also contributed to growth behind sales gains in the bar soap category.

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2013	2012
Net sales
Oral, Personal and Home Care
North America	$1,526	$1,451
Latin America	2,496	2,501
Europe/South Pacific	1,672	1,704
Greater Asia/Africa	1,884	1,738
Total Oral, Personal and Home Care	7,578	7,394
Pet Nutrition	1,083	1,073
Total Net sales	$8,661	$8,467

Operating profit
Oral, Personal and Home Care
North America	$442	$367
Latin America	664	723
Europe/South Pacific	389	362
Greater Asia/Africa	486	440
Total Oral, Personal and Home Care	1,981	1,892
Pet Nutrition	272	293
Corporate	(605)	(265)
Total Operating profit	$1,648	$1,920

Within the Oral, Personal and Home Care segment, North America Net sales increased 5.0%, driven by volume growth of 4.5% and net selling price increases of 0.5%. Organic sales in North America increased 5.0%. Latin America Net sales were flat, as volume growth of 4.0% and net selling price increases of 3.5%, were significantly impacted by negative foreign exchange of 7.5% primarily due to the devaluation of the Venezuelan bolivar fuerte. Organic sales in Latin America increased 8.0%. Europe/South Pacific Net sales decreased 2.0% as volume was flat, net selling price decreased by 1.5% and foreign exchange was negative 0.5%. Organic sales in Europe/South Pacific decreased 1.0%. Greater Asia/Africa Net sales increased 8.5% on volume growth of 10.5 % which was partially offset by net selling price decreases of 0.5% and negative foreign exchange of 1.5%. Organic sales in Greater Asia/Africa increased 10.0%.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Net sales for the Hill’s Pet Nutrition segment increased 1.0%, as a volume decline of 0.5% and negative foreign exchange of 2.0% were more than offset by net selling price increases of 3.5%. Organic sales increased 3.0% in the first six months of 2013.

In the first six months of 2013, Operating profit (loss) related to Corporate was ($605) as compared to ($265) in the first six months of 2012. In the first six months of 2013, Corporate Operating profit (loss) included charges of $168 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $11 related to the sale of land in Mexico. In the first six months of 2012, Corporate Operating profit (loss) included the impact of costs of $13 related to the sale of land in Mexico and costs of $18 associated with various business realignment and other cost-saving initiatives.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $5,049 in the first six months of 2013 from $4,898 in the first six months of 2012.

Gross profit in the first six months of 2013 included the impact of costs related to the 2012 Restructuring Program, while Gross profit in both periods included costs related to the sale of land in Mexico. Gross profit in the first six months of 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above, Gross profit increased to $5,075 in the first six months of 2013 from $4,915 in the first six months of 2012, primarily due to sales growth ($113) and gross profit margin expansion ($47).

Worldwide Gross profit margin increased to 58.3% in the first six months of 2013 from 57.8% in the first six months of 2012. Excluding the items described above, Gross profit margin increased by 60 bps to 58.6% in the first six months of 2013 from 58.0% in the first six months of 2012. The increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing (50 bps), which were partially offset by higher raw and packing material costs (180 bps) which included negative foreign exchange transaction costs.

	Six Months Ended June 30,
	2013	2012
Gross profit, GAAP	$5,049	$4,898
2012 Restructuring Program	18	—
Costs related to the sale of land in Mexico	8	13
Business realignment and other cost-saving initiatives	—	4
Gross profit, non-GAAP	$5,075	$4,915

	Six Months Ended June 30,
	2013	2012	Basis Point Change
Gross profit margin, GAAP	58.3%	57.8%	50
2012 Restructuring Program	0.2%	—
Costs related to the sale of land in Mexico	0.1%	0.2%
Gross profit margin, non-GAAP	58.6%	58.0%	60

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 4% to $3,062 in the first six months of 2013 from $2,942 in the first six months of 2012.

Excluding the impact of costs associated with the 2012 Restructuring Program in the first six months of 2013 and various business realignment and other cost-saving initiatives in the first six months of 2012. Selling, general and administrative

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

expenses increased to $3,040 in the first six months of 2013, reflecting higher overhead expenses of $47 and higher advertising investment of $63.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.4% in the first six months of 2013 from 34.7% in the first six months of 2012. Excluding the impact of costs associated with the 2012 Restructuring Program in the first six months of 2013 and various business realignment and other cost-saving initiatives in the first six months of 2012, Selling, general and administrative expenses as a percentage of Net sales were 35.1%, an increase of 50 bps as compared to the year ago period. This increase was a result of increased advertising investment (50 bps) as a percentage of Net sales. In the first six months of 2013, advertising investment increased 7.0% to $968, as compared with $905 in the first six months of 2012.

	Six Months Ended June 30,
	2013	2012
Selling, general and administrative expenses, GAAP	$3,062	$2,942
2012 Restructuring Program	(22)	—
Business realignment and other cost-saving initiatives	—	(12)
Selling, general and administrative expenses, non-GAAP	$3,040	$2,930

	Six Months Ended June 30,
	2013	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.4%	34.7%	70
2012 Restructuring Program	(0.3)%	—
Business realignment and other cost-saving initiatives	—%	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.1%	34.6%	50

Other (income) expense, net

Other (income) expense, net was $339 in the first six months of 2013 as compared to $36 in the first six months of 2012.
Other (income) expense in the first six months of 2013 included charges of $128 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $3 related to the sale of land in Mexico. Other (income) expense in the in the first six months of 2012 included costs of $2 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Other (income) expense, net decreased to $18 in the first six months of 2013 from $34 in the first six months of 2012.

	Six Months Ended June 30,
	2013	2012
Other (income) expense, net, GAAP	$339	$36
2012 Restructuring Program	(128)	—
Venezuela devaluation charge	(172)	—
Charge for a French competition law matter	(18)	—
Costs related to the sale of land in Mexico	(3)	—
Business realignment and other cost-saving initiatives	—	(2)
Other (income) expense, net, non-GAAP	$18	$34

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit decreased 14% to $1,648 in the first six months of 2013 from $1,920 in the first six months of 2012. Operating profit in the first six months of 2013 included charges of $168 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $11 related to the sale of land in Mexico. Operating profit in the first six months of 2012 included costs of $13 related to the sale of land in Mexico and costs of $18 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Operating profit for the first six months of 2013 increased 3% to $2,017 from $1,951 in the first six months of 2012, primarily due to strong sales growth and higher Gross profit margin.

Operating profit margin was 19% in the first six months of 2013, a decrease of 370 bps compared to the year ago period. Excluding the impact of the items described above in both periods, Operating profit margin was 23.3%, an increase of 30 bps compared to the year ago period. This increase is mainly due to an increase in Gross profit (60 bps), partially offset by an increase in advertising investment (50 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2013	2012	% Change
Operating profit, GAAP	$1,648	$1,920	(14)%
2012 Restructuring Program	168	—
Venezuela devaluation charge	172	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	11	13
Business realignment and other cost-saving initiatives	—	18
Operating profit, non-GAAP	$2,017	$1,951	3%

	Six Months Ended June 30,
	2013	2012	Basis Point Change
Operating profit margin, GAAP	19.0%	22.7%	(370)
2012 Restructuring Program	2.0%	—
Venezuela devaluation charge	2.0%	—
Charge for a French competition law matter	0.2%	—
Costs related to the sale of land in Mexico	0.1%	0.1%
Business realignment and other cost-saving initiatives	—	0.2%
Operating profit margin, non-GAAP	23.3%	23.0%	30

Interest expense, net

Interest expense, net decreased to ($8) for the six months ended June 30, 2013 from $16 in the comparable period of 2012, primarily due to an increase in interest income on investments held outside the U.S.

Income taxes

The effective tax rate was 33.7% for the second quarter of 2013 and 33.0% for the first six months of 2013. The effective tax rate was 31.9% for the second quarter of 2012 and 31.8% for the first six months of 2012. The quarterly and year-to-date provision for income taxes is determined based on the Company's estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

in the quarter in which they occur. The Company's current estimate of its full year effective income tax rate before discrete period items is 32.0%.

Excluding the impact of the charges associated with the 2012 Restructuring Program, a charge for a competition law matter in France related to the home care and personal care sectors, the one-time charge for the impact of the devaluation in Venezuela, costs related to the sale of land in Mexico and costs associated with various business realignment and other cost-saving initiatives, the effective tax rate was 32.0% for the second quarter and the first six months of 2013 and 31.8% for the second quarter and the first six months of 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective tax rate, GAAP	33.7%	31.9%	33.0%	31.8%
2012 Restructuring Program	(1.1)%	—	(1.0)%	—
Charge for a French competition law matter	(0.6)%	—	(0.2)%	—
Venezuela devaluation charge	—	—	0.2%	—
Costs related to the sale of land in Mexico		(0.1)%
Business realignment and other cost-saving initiatives	—	—	—	—
Effective tax rate, non-GAAP	32.0%	31.8%	32.0%	31.8%

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first six months of 2013 decreased to $1,021 from $1,220 in the comparable 2012 period, and earnings per common share on a diluted basis decreased to $1.08 per share from $1.26 per share in the comparable 2012 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2013 included charges of $131 associated with the 2012 Restructuring Program, a one-time $111 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $7 related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the first six months of 2012 included costs of $10 related to the sale of land in Mexico and costs of $12 associated with various business realignment and other cost-saving initiatives. Excluding these items, Net income attributable to Colgate-Palmolive Company for the first six months of 2013 increased 4% to $1,288 in the first six months of 2013 from $1,242 in the first six months of 2012 and earnings per common share on a diluted basis increased 5% to $1.36 in the first six months of 2013 from $1.29 in the first six months of 2012 period.

	Six Months Ended June 30,
	2013	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,021	$1,220	(16)%
2012 Restructuring Program	131	—
Venezuela devaluation charge	111	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	7	10
Business realignment and other cost-saving initiatives	—	12
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,288	$1,242	4%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Six Months Ended June 30,
	2013	2012	% Change
Earnings per common share, diluted, GAAP	$1.08	$1.26	(14)%
2012 Restructuring Program	0.14	—
Venezuela devaluation charge	0.12	—
Charge for a French competition law matter	0.02	—
Costs related to the sale of land in Mexico	—	0.01
Business realignment and other cost-saving initiatives	—	0.02
Earnings per common share, diluted, non-GAAP	$1.36	$1.29	5%

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

▪
Becoming even stronger on the ground through the continued evolution and expansion of proven global and regional commercial capabilities, which have already been successfully implemented in a number of the Company's operations around the world.

▪	Simplifying and standardizing how work gets done by increasing technology-enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

▪	Reducing structural costs to continue to increase the Company's gross and operating profit.

▪	Building on Colgate's current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

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

▪
Expanding Commercial Hubs - Building on the success of this structure already implemented in several divisions, continuing to cluster single-country subsidiaries into more efficient regional hubs, in order to drive smarter and faster decision making, strengthen capabilities available on the ground and improve cost structure.

▪
Extending Shared Business Services and Streamlining Global Functions - Implementing the Company's shared service organizational model, already successful in Europe, in all regions of the world. Initially focused on finance and accounting, these shared services will be expanded to additional functional areas to streamline global functions.

▪
Optimizing Global Supply Chain and Facilities - Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

For the three and six months ended June 30, 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Cost of sales	$10	$18
Selling, general and administrative expenses	14	22
Other (income) expense, net	78	128
Total 2012 Restructuring Program charges, pretax	$102	$168

Total 2012 Restructuring Program charges, aftertax	$79	$131

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended June 30, 2013 relate to initiatives undertaken in North America (35%), Europe/South Pacific (42%), Greater Asia/Africa (3%), Hill’s Pet Nutrition (4%) and Corporate (16%). Total charges for the 2012 Restructuring Program for the six months ended June 30, 2013 relate to initiatives undertaken in North America (21%), Europe/South Pacific (38%), Latin America (6%), Greater Asia/Africa (4%), Hill's Pet Nutrition (4%) and Corporate (27%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to the 2012 Restructuring Program in North America (15%), Europe/South Pacific (44%), Latin America (4%), Greater Asia/Africa (3%), Hill's Pet Nutrition (3%) and Corporate (31%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $257 ($201 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2013
Employee-Related Costs	$164
Incremental Depreciation	15
Asset Impairments	1
Other	77
Total	$257

The majority of costs incurred since inception relate to the following projects: the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe; the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy; and other exit costs related to office consolidation.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended June 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2013	$95	$—	$—	$28	$123
Charges	71	9	1	21	102
Cash payments	(8)	—	—	(18)	(26)
Charges against assets	(17)	(9)	(1)	—	(27)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2013	$141	$—	$—	$31	$172

	Six Months Ended June 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	86	15	1	66	168
Cash payments	(12)	—	—	(40)	(52)
Charges against assets	(17)	(15)	(1)	—	(33)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2013	$141	$—	$—	$31	$172

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the three and six months ended June 30, 2013, which are reflected as Charges against assets within Employee-related costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2013 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $13 and $24, respectively, and contract termination costs of $8 and $19, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges, for the six months ended June 30, 2013, also included a charge for other exit costs related to office space consolidation of $23.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three-month and six-month periods ended June 30, 2013 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding the impacts of charges related to the 2012 Restructuring Program, the one-time charge resulting from the Venezuela devaluation, a charge for the competition law matter in France related to the home care and personal care sectors, costs related to the sale of land in Mexico and costs associated with various business realignment and other cost-saving initiatives (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three-month and six-month periods ended June 30, 2013 and 2012 is presented within the applicable section of Results of Operations.

The Company uses the above non-GAAP financial measures internally in its budgeting process and as a factor in determining compensation. While the Company believes that these non-GAAP financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

The following table provides a quantitative reconciliation of Organic sales growth to Net sales growth for the three months ended June 30, 2013.

Three months ended June 30, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	5.0%	0.0%	0.0%	5.0%
Latin America	7.0%	(8.0)%	(0.5)%	(1.5)%
Europe/South Pacific	(2.0)%	(0.5)%	(0.5)%	(3.0)%
Greater Asia/Africa	9.5%	(1.5)%	0.0%	8.0%
Total Oral, Personal and Home Care	5.0%	(3.5)%	0.0%	1.5%
Pet Nutrition	5.5%	(2.0)%	0.0%	3.5%
Total Company	5.5%	(3.0)%	(0.5)%	2.0%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of Organic sales growth to Net sales growth for the six months ended June 30, 2013.

Six months ended June 30, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	5.0%	0.0%	0.0%	5.0%
Latin America	8.0%	(7.5)%	(0.5)%	0.0%
Europe/South Pacific	(1.0)%	(0.5)%	(0.5)%	(2.0)%
Greater Asia/Africa	10.0%	(1.5)%	0.0%	8.5%
Total Oral, Personal and Home Care	6.0%	(3.0)%	(0.5)%	2.5%
Pet Nutrition	3.0%	(2.0)%	0.0%	1.0%
Total Company	5.5%	(3.0)%	0.0%	2.5%

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

Net cash provided by operations increased 11% to $1,325 in the first six months of 2013, compared with $1,193 in the comparable period of 2012. The increase in net cash provided by operations in the first six months of 2013 was driven by strong operating earnings and management of working capital.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.2%) of Net sales in the first six months of 2013 as compared with 2.8% in the first six months of 2012, primarily due to an improvement in accounts receivable days sales outstanding, an increase in accounts payable and accrued liabilities, in part related to the 2012 Restructuring Program and the timing of dividend payments.

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

Investing activities used $398 in the first six months of 2013, compared with $321 in the comparable period of 2012. Purchases of marketable securities and investments increased in the first six months of 2013 to $246 from $219 in the comparable period of 2012 primarily due to the Company’s investments through its subsidiary in Venezuela in local currency denominated fixed interest rate bonds issued by the Venezuelan government. In the second quarter of 2012, the Company acquired the remaining interest in Tom’s of Maine for $18. Capital spending increased in the first six months of 2013 to $243 from $189 in the comparable period of 2012. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Overall capital expenditures for 2013 are expected to be at an annual rate of approximately 4.5% of Net sales, reflecting a higher level of investment primarily driven by the 2012 Restructuring Program.

Financing activities used $846 of cash during the first six months of 2013 compared with $730 in the comparable period of 2012, reflecting lower net proceeds from the issuance of debt, partially offset by lower purchases of treasury shares in the first six months of 2013 compared to the prior period.

Long-term debt, including the current portion, increased to $5,607 as of June 30, 2013 as compared to $5,176 as of December 31, 2012 and total debt increased to $5,628 as of June 30, 2013 as compared to $5,230 as of December 31, 2012. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10% under the Company's shelf registration statement. During the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30% under the Company’s shelf registration statement. Proceeds from the debt issuances in the second quarter of 2012 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. Proceeds from the debt issuances in the second quarter of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes and to repay and retire $250 of notes due in 2013.

Commercial paper outstanding was $359 and $1,088 as of June 30, 2013 and 2012, respectively. The average daily balances outstanding for commercial paper in the first six months of 2013 and 2012 were $1,700 and $1,655, respectively. The maximum daily balance outstanding for commercial paper in the first six months of 2013 and 2012 were $2,063 and $2,042, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2017.

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

In the first quarter of 2013, the Company increased the annualized common stock dividend by 10% to $1.36 per share, effective in the second quarter of 2013. On September 8, 2011, the Company’s Board of Directors (the Board) approved a share repurchase program that authorized the repurchase of up to 50 million shares of the Company’s common stock. On March 7, 2013, the Board approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013 and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one split.

As of June 30, 2013 and December 31, 2012, Cash and cash equivalents were $884, most of which ($826 and $861, respectively) were held by the Company’s foreign subsidiaries. These amounts include $97 and $170, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Market Share Information

Management uses market share information as a key indicator to monitor business health and performance. References to market share in this Quarterly Report on Form 10-Q are based on a combination of consumption and market share data provided by third-party vendors, primarily Nielsen, and internal estimates. All market share references represent the percentage of the dollar value of sales of our products, relative to all product sales in the category in the countries in which the Company competes and purchases data.
Market share data is subject to limitations on the availability of up-to-date information. We believe that the third-party vendors we use to provide data are reliable, but we have not verified the accuracy or completeness of the data or any assumptions underlying the data. In addition, market share information calculated by the Company may be different from market share information calculated by other companies due to differences in category definitions, the use of data from different countries, internal estimates and other factors.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions or commercial investment levels, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packing materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers and the ability to continue lowering costs. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Note 12 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program approved by the Board on September 8, 2011 (the 2011 Program) authorized the repurchase of up to 50 million shares of the Company’s common stock. On March 7, 2013, the Company's Board of Directors (the "Board") approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013 and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one split. The Board also has authorized share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2013	748,338	$59.29	715,000	21,589,487
May 1 through 31, 2013	2,168,414	$60.04	2,166,212	40,132,762
June 1 through 30, 2013	3,831,932	$58.09	3,831,932	36,300,830
Total	6,748,684	$58.85	6,713,144

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 35,540 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description

10	Colgate-Palmolive Company 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Annex B to its 2013 Notice of Annual Meeting and Proxy Statement.)

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 25, 2013	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 25, 2013	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 25, 2013	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller