Form 10-Q
period 2013-09-30
COLGATE PALMOLIVE CO
filed 2013-10-24
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	925,208,785	September 30, 2013

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$4,398	$4,332	$13,059	$12,799
Cost of sales	1,813	1,803	5,425	5,372
Gross profit	2,585	2,529	7,634	7,427
Selling, general and administrative expenses	1,549	1,501	4,611	4,443
Other (income) expense, net	20	1	359	37
Operating profit	1,016	1,027	2,664	2,947
Interest (income) expense, net	—	4	(8)	20
Income before income taxes	1,016	1,023	2,672	2,927
Provision for income taxes	317	326	863	932
Net income including noncontrolling interests	699	697	1,809	1,995
Less: Net income attributable to noncontrolling interests	43	43	132	121
Net income attributable to Colgate-Palmolive Company	$656	$654	$1,677	$1,874

Earnings per common share, basic	$0.71	$0.69	$1.80	$1.96

Earnings per common share, diluted	$0.70	$0.68	$1.78	$1.95

Dividends declared per common share	$0.34	$0.31	$1.33	$0.91

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$699	$697	$1,809	$1,995
Other comprehensive income, net of tax
Cumulative translation adjustments	90	89	(165)	(23)
Retirement Plan and other retiree benefit adjustments	18	25	56	35
Gains (losses) on available-for-sale securities	3	(5)	7	9
Unrealized gains (losses) on cash flow hedges	(5)	(2)	—	3
Total Other comprehensive (loss) income, net of tax	106	107	(102)	24
Total Comprehensive income including noncontrolling interests	805	804	1,707	2,019
Less: Net income attributable to noncontrolling interests	43	43	132	121
Less: Cumulative translation adjustments attributable to noncontrolling interests	(3)	8	(7)	4
Total Comprehensive income attributable to noncontrolling interests	40	51	125	125
Total Comprehensive income attributable to Colgate-Palmolive Company	$765	$753	$1,582	$1,894

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Dollars in Millions)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$721	$884
Receivables (net of allowances of $65 and $61, respectively)	1,737	1,668
Inventories	1,441	1,365
Other current assets	701	639
Total current assets	4,600	4,556
Property, plant and equipment:
Cost	8,051	7,821
Less: Accumulated depreciation	(4,193)	(3,979)
	3,858	3,842
Goodwill, net	2,471	2,500
Other intangible assets, net	1,487	1,499
Deferred income taxes	91	92
Other assets	932	905
Total assets	$13,439	$13,394

Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$19	$54
Current portion of long-term debt	588	250
Accounts payable	1,234	1,290
Accrued income taxes	283	254
Other accruals	2,367	1,888
Total current liabilities	4,491	3,736

Long-term debt	4,677	4,926
Deferred income taxes	312	293
Other liabilities	1,952	2,049

Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	912	818
Retained earnings	17,393	16,953
Accumulated other comprehensive income (loss)	(2,716)	(2,621)
Unearned compensation	(35)	(41)
Treasury stock, at cost	(15,236)	(14,386)
Total Colgate-Palmolive Company shareholders’ equity	1,784	2,189
Noncontrolling interests	223	201
Total shareholders’ equity	2,007	2,390
Total liabilities and shareholders’ equity	$13,439	$13,394

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income including noncontrolling interests	$1,809	$1,995
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	329	317
Restructuring and termination benefits, net of cash	82	(35)
Voluntary benefit plan contributions	(101)	(101)
Stock-based compensation expense	105	98
Venezuela devaluation charge	172	—
Deferred income taxes	35	71
Cash effects of changes in:
Receivables	(137)	(166)
Inventories	(107)	(48)
Accounts payable and other accruals	121	(27)
Other non-current assets and liabilities	57	29
Net cash provided by operations	2,365	2,133
Investing Activities
Capital expenditures	(419)	(317)
Sale of property and non-core product lines	—	38
Purchases of marketable securities and investments	(408)	(501)
Proceeds from sale of marketable securities and investments	195	120
Payment for acquisitions, net of cash acquired	—	(29)
Other	4	65
Net cash used in investing activities	(628)	(624)
Financing Activities
Principal payments on debt	(5,504)	(3,684)
Proceeds from issuance of debt	5,563	4,131
Dividends paid	(1,030)	(951)
Purchases of treasury shares	(1,115)	(1,344)
Proceeds from exercise of stock options and excess tax benefits	276	390
Net cash used in financing activities	(1,810)	(1,458)
Effect of exchange rate changes on Cash and cash equivalents	(90)	(20)
Net increase (decrease) in Cash and cash equivalents	(163)	31
Cash and cash equivalents at beginning of the period	884	878
Cash and cash equivalents at end of the period	$721	$909
Supplemental Cash Flow Information
Income taxes paid	$781	$949

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

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-10 “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes and eliminates the restriction on using different benchmark interest rates for similar hedges. The new guidance is effective immediately and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. ASU No. 2013-11 requires an entity to net its liability for unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating losses or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available as of reporting date to settle any additional income taxes resulting from disallowance of the uncertain tax position or the entity does not intend to use these carryforwards for this purpose. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended September 30, 2013 and 2012, the Company incurred $3 and $7 of pretax costs ($2 and $5 of aftertax costs), respectively, related to the sale. During the nine months ended September 30, 2013 and 2012, the Company incurred $14 and $20 of pretax costs ($9 and $15 of aftertax costs), respectively, related to the sale.

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

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Due to the acceleration of the implementation of certain program initiatives, the anticipated pretax charges for 2013 increased to approximately $365 to $390 ($290 to $305 aftertax) from approximately $260 to $310 ($185 to $220 aftertax) with no change to the amount of expected total program charges. Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis.

For the three and nine months ended September 30, 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Cost of sales	$8	$26
Selling, general and administrative expenses	9	31
Other (income) expense, net	13	141
Total 2012 Restructuring Program charges, pretax	$30	$198

Total 2012 Restructuring Program charges, aftertax	$22	$153

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended September 30, 2013 relate to initiatives undertaken in North America (13%), Europe/South Pacific (22%), Latin America (6%), Hill’s Pet Nutrition (29%) and Corporate (30%). Total charges for the 2012 Restructuring Program for the nine months ended September 30, 2013 relate to initiatives undertaken in North America (20%), Europe/South Pacific (35%), Latin America (6%), Africa/Eurasia (4%), Hill's Pet Nutrition (8%) and Corporate (27%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (14%), Europe/South Pacific (42%), Latin America (4%), Africa/Eurasia (3%), Hill's Pet Nutrition (6%) and Corporate (31%).

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $287 ($223 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2013
Employee-Related Costs	$169
Incremental Depreciation	20
Asset Impairments	1
Other	97
Total	$287

The majority of costs incurred since inception relate to the following projects: the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe; other exit costs related to office consolidation; and the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

The following tables summarize the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended September 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2013	$141	$—	$—	$31	$172
Charges	5	5	—	20	30
Cash payments	(40)	—	—	(11)	(51)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2013	$106	$—	$—	$40	$146

	Nine Months Ended September 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	91	20	1	86	198
Cash payments	(52)	—	—	(51)	(103)
Charges against assets	(17)	(20)	(1)	—	(38)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2013	$106	$—	$—	$40	$146

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the nine months ended September 30, 2013, which are reflected as Charges against assets within Employee-related costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2013 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $11 and $35, respectively, and contract termination costs of $8 and $27, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges, for the nine months ended September 30, 2013, also included a charge for other exit costs related to office space consolidation of $24.

6.	Inventories

Inventories by major class are as follows:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$340	$362
Work-in-process	58	81
Finished goods	1,043	922
Total Inventories	$1,441	$1,365

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2013 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$1,466	$818	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					1,677		132
Other comprehensive income, net of tax						(95)	(7)
Dividends					(1,237)		(108)
Stock-based compensation expense		105
Shares issued for stock options		64		195
Shares issued for restricted stock awards		(72)		72
Treasury stock acquired				(1,115)
Other		(3)	6	(2)			5
Balance, September 30, 2013	$1,466	$912	$(35)	$(15,236)	$17,393	$(2,716)	$223

Accumulated other comprehensive income (loss) includes cumulative foreign currency translation losses of $1,767 and $1,609 at September 30, 2013 and December 31, 2012, respectively, and unrecognized pension and other retiree benefit costs of $997 and $1,053 at September 30, 2013 and December 31, 2012, respectively.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	September 30, 2013			September 30, 2012
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$656	928.1	$0.71	$654	949.8	$0.69
Stock options and restricted stock		8.8			8.6
Diluted EPS	$656	936.9	$0.70	$654	958.4	$0.68

For the three months ended September 30, 2013 and 2012, the average number of stock options and restricted stock awards that were anti-dilutive and not included in diluted earnings per share calculations were 1,956,750 and 1,214,526, respectively.

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,677	932.5	$1.80	$1,874	954.8	$1.96
Stock options and restricted stock		8.9			8.1
Diluted EPS	$1,677	941.4	$1.78	$1,874	962.9	$1.95

For the nine months ended September 30, 2013 and 2012, the average number of stock options and restricted stock awards that were anti-dilutive and not included in diluted earnings per share calculations were 703,219 and 1,259,888, respectively.

As a result of the two-for-one stock split effective May 15, 2013, see Note 9, Common Stock Split, all historical per share data and number of shares were retroactively adjusted. Basic and diluted earnings per share were computed independently for each quarter and the year-to-date period presented. As a result of the stock split, changes in shares outstanding during the year and rounding, the sum of the quarters' earnings per share may not necessarily equal the earnings per share for the year-to-date period.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2013 and 2012 were as follows:

	2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$82	$93	$79	$81
Pension and other benefits:
Net actuarial gains (losses) and prior service costs arising during the period	1	1	13	8
Amortization of net actuarial losses, transition and prior service costs (1)	27	17	27	17
Retirement Plan and other retiree benefit adjustments	28	18	40	25
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	4	3	(8)	(5)
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	4	3	(8)	(5)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	2	—	(1)	—
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(8)	(5)	(3)	(2)
Gains (losses) on cash flow hedges	(6)	(5)	(4)	(2)
Total Other comprehensive income (loss)	$108	$109	$107	$99

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
(2)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2013 and 2012 were as follows:

	2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(170)	$(158)	$(26)	$(27)
Pension and other benefits:
Net actuarial gains (losses) and prior service costs arising during the period	4	3	(19)	(14)
Amortization of net actuarial losses, transition and prior service costs (1)	82	53	76	49
Retirement Plan and other retiree benefit adjustments	86	56	57	35
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	(124)	(79)	14	9
Reclassification of (gains) losses into net earnings on available-for-sale securities (2)	133	86	—	—
Gains (losses) on available-for-sale securities	9	7	14	9
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	13	8	7	5
Reclassification of (gains) losses into net earnings on cash flow hedges (3)	(13)	(8)	(4)	(2)
Gains (losses) on cash flow hedges	—	—	3	3
Total Other comprehensive income (loss)	$(75)	$(95)	$48	$20

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
(3)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

11.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Service cost	$6	$4	$6	$6	$3	$2
Interest cost	22	24	8	9	8	9
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(29)	(28)	(7)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	1	2	1	1	—	—
Amortization of actuarial loss	17	17	3	2	5	5
Net periodic benefit cost	$17	$19	$11	$11	$15	$15

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Service cost	$20	$18	$16	$17	$10	$8
Interest cost	68	73	22	26	28	30
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(88)	(84)	(19)	(19)	(2)	(2)
Amortization of transition and prior service costs (credits)	6	7	1	1	—	2
Amortization of actuarial loss	49	46	10	7	16	13
Net periodic benefit cost	$55	$60	$30	$32	$51	$50

For each of the nine months ended September 30, 2013 and 2012, the Company made voluntary contributions of $101 to its U.S. postretirement plans.

12.	Contingencies

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

Fines have been imposed on the Company in the following matters, although, as noted below, the Company has appealed each of these fines:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland. The Company is appealing the fine in the Swiss courts.

▪
In January 2010, Colgate’s Spanish subsidiary was fined $3 by the Spanish competition law authority on the basis that it had entered an agreement with other shower gel manufacturers regarding product downsizing, which the Company contested. The fine was annulled by the Court of Appeal in July 2013. The Spanish competition law authority is appealing this judgment before the Supreme Court.

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

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s France subsidiary, had violated the competition law, for which it imposed a fine of $7 on the Company’s Hill’s France subsidiary for alleged restrictions on exports from France, which the Company contested. In October 2013, the Company’s appeal was denied. The Company is evaluating whether to pursue further appeals.

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪
The Belgian competition law authority has alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The Company is in the process of responding to this statement of objections.

▪
In the second quarter of 2013, the French competition law authority issued a statement of objections alleging that the Company's French subsidiary and a number of its competitors exchanged sensitive information related to the French home care and personal care sectors. The Company has responded to this statement of objections.

An investigation is ongoing in Greece, but no formal claim of violations has been filed.

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

Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. In October 2013, the parties executed a settlement agreement under which the Plan would pay approximately $40 after application of certain offsets to resolve the litigation. The settlement agreement is subject to court approval. On October 9, 2013, a motion for preliminary approval of a class action settlement, class certification and appointment of class counsel was filed. The Company and the Plan intend to contest this action vigorously should the settlement not be approved and finalized.

13.	Segment Information

The Company has made certain changes in its segment reporting affecting several of the geographic operating segments within its Oral, Personal and Home Care product segment. These changes have no impact on the Company's historical consolidated financial position, results of operations or cash flows.

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

In addition, given the growing importance of the Company's operations in emerging markets, effective with the quarter ended September 30, 2013, the Company is separately reporting financial information for its Asia and Africa/Eurasia operating segments. Previously, the financial information for these operating segments was aggregated into the Greater Asia/Africa reportable operating segment.

The Company has recast its historical geographic segment information to conform to the new reporting structure which results in modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales
Oral, Personal and Home Care
North America	$774	$766	$2,300	$2,217
Latin America	1,251	1,276	3,747	3,777
Europe/South Pacific	880	865	2,552	2,569
Asia	627	583	1,900	1,717
Africa/Eurasia	321	314	932	918
Total Oral, Personal and Home Care	3,853	3,804	11,431	11,198
Pet Nutrition	545	528	1,628	1,601
Total Net sales	$4,398	$4,332	$13,059	$12,799

Operating profit
Oral, Personal and Home Care
North America	$244	$213	$686	$580
Latin America	358	377	1,022	1,100
Europe/South Pacific	216	198	605	560
Asia	174	164	533	474
Africa/Eurasia	65	67	192	197
Total Oral, Personal and Home Care	1,057	1,019	3,038	2,911
Pet Nutrition	138	147	410	440
Corporate	(179)	(139)	(784)	(404)
Total Operating profit	$1,016	$1,027	$2,664	$2,947

Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended September 30, 2013, Corporate Operating profit (loss) includes costs of $30 associated with the 2012 Restructuring Program and costs of $3 related to the sale of land in Mexico. For the nine months ended September 30, 2013, Corporate Operating profit (loss) includes costs of $198 associated with 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $14 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding the Venezuela devaluation, refer to Note 15, Venezuela. For further information regarding the competition law matter in France, refer to Note 12, Contingencies. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures. For the three months ended September 30, 2012, Corporate Operating profit (loss) included costs of $7 related to the sale of land in Mexico and costs of $3 associated with various business realignment and other cost-saving initiatives. For the nine months ended September 30, 2012, Corporate Operating profit (loss) included costs of $20 related to the sale of land in Mexico and costs of $21 associated with various business realignment and other cost-saving initiatives.

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2013 and December 31, 2012:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/13	12/31/12		9/30/13	12/31/12
Interest rate swap contracts	Other current assets	$1	$3	Other accruals	$—	$—
Interest rate swap contracts	Other assets	22	41	Other liabilities	—	—
Foreign currency contracts	Other current assets	9	7	Other accruals	10	10
Foreign currency contracts	Other assets	3	13	Other liabilities	1	—
Commodity contracts	Other current assets	—	1	Other accruals	—	—
Total designated		$35	$65		$11	$10

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$1	$1
Total not designated		$—	$—		$1	$1

Total derivative instruments		$35	$65		$12	$11

Other financial instruments
Marketable securities	Other current assets	$146	$116
Available-for-sale securities	Other assets	676	618
Total other financial instruments		$822	$734

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2013 and December 31, 2012. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2013 and December 31, 2012, was $5,465 and $5,484, respectively, and the related carrying value was $5,265 and $5,176, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to fair value hedges recorded during the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$1,568	$1,088	$2,656	$944	$1,338	$2,282
Three months ended September 30:
Gain (loss) on derivative	(9)	2	(7)	(8)	5	(3)
Gain (loss) on hedged items	9	(2)	7	8	(5)	3
Nine months ended September 30:
Gain (loss) on derivative	3	(18)	(15)	2	12	14
Gain (loss) on hedged items	(3)	18	15	(2)	(12)	(14)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$441	$15	$456	$347	$26	$373
Three months ended September 30:
Gain (loss) recognized in OCI	2	—	2	(7)	6	(1)
Gain (loss) reclassified into Cost of sales	8	—	8	(1)	4	3
Nine months ended September 30:
Gain (loss) recognized in OCI	13	—	13	(4)	11	7
Gain (loss) reclassified into Cost of sales	12	1	13	—	4	4

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

Net investment hedges

The Company has designated certain foreign currency forward contracts, option contracts and foreign currency-denominated debt as net investment hedges, for which the gain or loss on the instrument is reported as a component of Currency translation adjustments within OCI, along with the offsetting gain or loss on the hedged items.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Activity related to net investment hedges recorded during the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows:

	2013			2012
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$557	$238	$795	$527	$296	$823
Three months ended September 30:
Gain (loss) on instruments	(18)	(9)	(27)	(6)	(2)	(8)
Gain (loss) on hedged items	18	9	27	8	2	10
Nine months ended September 30:
Gain (loss) on instruments	(8)	—	(8)	2	2	4
Gain (loss) on hedged items	9	—	9	(5)	(2)	(7)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows:

	2013	2012
	Cross-currency Swap	Cross-currency Swap
Notional Value at September 30,	$96	$96
Three months ended September 30:
Gain (loss) on instrument	(6)	(3)
Gain (loss) on hedged item	6	3
Nine months ended September 30:
Gain (loss) on instrument	—	(4)
Gain (loss) on hedged item	—	4

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $122 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $24. The long-term portion of these bonds in the amount of $676 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2013, the U.S. dollar-linked, devaluation protected bonds and the fixed interest rate bonds had fair market values of $257 and $443, respectively. These investments are considered available-for-sale securities and, as noted above, $24 is included in Other current assets and $676 is included in Other assets.

COLGATE-PALMOLIVE COMPANY
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents a reconciliation of the fair value of the Venezuelan bonds for the nine months ended September 30, 2013 and 2012:

	2013	2012
Beginning balance as of January 1,	$642	$236
Unrealized gain (loss) on investment	(124)	14
Purchases and sales during the period	182	373
Ending balance as of September 30,	$700	$623

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
The Venezuelan government devalued its currency effective February 9, 2013. As a result of the devaluation the official exchange rate changed from 4.30 to 6.30 Venezuela bolivares fuerte per dollar. The Company incurred a one-time, pretax loss of $172 ($111 aftertax loss) in the first quarter of 2013 related to the remeasurement of the net monetary assets included in the local balance sheet at the date of the devaluation. The impact of this one-time aftertax loss of $111 on diluted earnings per common share was $0.12 for the nine months ended September 30, 2013. The Company remeasured the financial statements of CP Venezuela at the rate at which it currently expects to remit future dividends, which is 6.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company's reported results.
For the nine months ended September 30, 2013, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At September 30, 2013, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $530. This amount does not include $257 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance.

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care segment is operated through five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through specialty pet retailers and the veterinary profession.

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
In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013, described in Note 15, Venezuela to the Condensed

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Consolidated Financial Statements. Effective February 9, 2013, the Venezuelan government devalued its currency and the official exchange rate changed from 4.30 to 6.30 Venezuela bolivares fuerte per dollar. The Company incurred a one-time, pretax loss of $172 ($111 aftertax loss), in the first quarter of 2013 related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation. The Company remeasured the financial statements of its Venezuelan subsidiary ("CP Venezuela") at the rate at which it currently expects to remit future dividends, which is 6.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company's reported results.
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
The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing or imports or other governmental actions or continued or increased labor unrest. At September 30, 2013, CP Venezuela's local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $530 as compared to approximately $520 at December 31, 2012. For the nine months ended September 30, 2013, CP Venezuela represented approximately 4% of the Company's consolidated Net sales and approximately 3% of the Company's consolidated Operating profit excluding the impact of the one-time Venezuela devaluation charge and charges related to 2012 Restructuring Program, the competition law matter in France related to the home care and personal care sectors and the sale of land in Mexico (discussed below). The Company continues to actively manage its investment in and exposure to Venezuela.
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
For the three and nine months ended September 30, 2013, the Company incurred aftertax costs of $22 and $153, respectively, associated with the 2012 Restructuring Program and aftertax costs of $2 and $9, respectively, related to the sale of land in Mexico.
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

Results of Operations

Three Months

Worldwide Net sales were $4,398 in the third quarter of 2013, up 1.5% from the third quarter of 2012, as volume growth of 5.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 4.5%. Organic sales (Net sales excluding foreign exchange and acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 6.0% in the third quarter of 2013.

Net sales in the Oral, Personal and Home Care segment were $3,853 in the third quarter of 2013, up 1.5% from the third quarter of 2012, as volume growth of 5.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 4.5%. Organic sales in the Oral, Personal and Home Care segment increased 6.0% in the third quarter of 2013.

The Company's share of the global toothpaste market was 45.0% on a year-to-date basis and its share of the global manual toothbrush market was 33.4% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Europe/South Pacific and Asia, flat in Africa/Eurasia and down in North America and Latin America versus the year ago period. In the manual toothbrush category, year-to-date market shares were up in Latin America, North America, Europe/South Pacific and Africa/Eurasia and down in Asia versus the year ago period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 3.0% in the third quarter of 2013 to $545, as volume growth of 3.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 3.0%. Organic sales in Hill’s Pet Nutrition increased 6.0% in the third quarter of 2013.

Gross Profit/Margin

Worldwide Gross profit increased 2% to $2,585 in the third quarter of 2013 from $2,529 in the third quarter of 2012.

Gross profit in the third quarter of 2013 included costs related to the 2012 Restructuring Program. Gross profit in both periods included costs related to the sale of land in Mexico, while Gross profit in the third quarter of 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Gross profit increased to $2,596 in the third quarter of 2013 from $2,537 in the third quarter of 2012, primarily due to sales growth ($40) and gross profit margin expansion ($19).

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Worldwide Gross profit margin increased to 58.8% in the third quarter of 2013 from 58.4% in the third quarter of 2012.  Excluding the items described above, Gross profit margin increased by 40 bps to 59.0% in the third quarter of 2013 from 58.6% in the third quarter of 2012 as higher pricing (40 bps) and cost savings from the Company's funding-the-growth initiatives (240 bps) more than offset higher raw and packaging material costs (220 bps), which included foreign exchange transaction costs.

	Three Months Ended September 30,
	2013	2012
Gross profit, GAAP	$2,585	$2,529
2012 Restructuring Program	8	—
Costs related to the sale of land in Mexico	3	7
Business realignment and other cost-saving initiatives	—	1
Gross profit, non-GAAP	$2,596	$2,537

	Three Months Ended September 30,
	2013	2012	Basis Point Change
Gross profit margin, GAAP	58.8%	58.4%	40
2012 Restructuring Program	0.2%	—
Costs related to the sale of land in Mexico	—	0.2%
Business realignment and other cost-saving initiatives	—	—
Gross profit margin, non-GAAP	59.0%	58.6%	40

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 3% to $1,549 in the third quarter of 2013 from $1,501 in the third quarter of 2012.

Selling, general and administrative expenses in the third quarter of 2013 included costs of $9 associated with the 2012 Restructuring Program. Selling, general and administrative expenses in the third quarter of 2012 included costs of $2 associated with various business realignment and other cost-saving initiatives. Excluding the impact of costs associated with the 2012 Restructuring Program in the third quarter of 2013 and various business realignment and other cost-saving initiatives in the third quarter of 2012, Selling, general and administrative expenses increased to $1,540 in the third quarter of 2013 from $1,499 in the third quarter of 2012, reflecting higher overhead expenses of $16 and increased advertising investment of $25.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.2% in the third quarter of 2013 from 34.6% in the third quarter of 2012. Excluding the impact of costs associated with the 2012 Restructuring Program in the third quarter of 2013, Selling, general and administrative expenses as a percentage of Net sales were 35.0%, an increase of 40 bps as compared to the third quarter of 2012. This increase was a result of increased advertising investment (40 bps) as a percentage of Net sales. In the third quarter of 2013, advertising investment increased 5.5% to $478, as compared with $453 in the third quarter of 2012, and increased as a percentage of Net sales to 10.9% in the third quarter of 2013 from 10.5% in the third quarter of 2012.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2013	2012
Selling, general and administrative expenses, GAAP	$1,549	$1,501
2012 Restructuring Program	(9)	—
Business realignment and other cost-saving initiatives	—	(2)
Selling, general and administrative expenses, non-GAAP	$1,540	$1,499

	Three Months Ended September 30,
	2013	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.2%	34.6%	60
2012 Restructuring Program	(0.2)%	—
Business realignment and other cost-saving initiatives	—	—
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.0%	34.6%	40

Other (income) expense, net

Other (income) expense, net was $20 in the third quarter of 2013, as compared to $1 in the third quarter of 2012. Other (income) expense in the third quarter of 2013 included charges of $13 associated with the 2012 Restructuring Program. Excluding these charges, Other (income) expense, net increased to $7 in the third quarter of 2013 from $1 in the third quarter of 2012.

	Three Months Ended September 30,
	2013	2012
Other (income) expense, net, GAAP	$20	$1
2012 Restructuring Program	(13)	—
Other (income) expense, net, non-GAAP	$7	$1

Operating Profit

Operating profit decreased 1% to $1,016 in the third quarter of 2013 from $1,027 in the third quarter of 2012.

Operating profit in the third quarter of 2013 included charges of $30 associated with the 2012 Restructuring Program and costs of $3 related to the sale of land in Mexico. Operating profit in the third quarter of 2012 included costs of $7 related to the sale of land in Mexico and costs of $3 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Operating profit increased 1% to $1,049 in the third quarter of 2013, as compared to $1,037 in the third quarter of 2012, primarily due to sales growth and higher Gross profit margin.

Operating profit margin was 23.1% in the third quarter of 2013, a decrease of 60 bps compared to the third quarter of 2012. Excluding the items described above in both periods, Operating profit margin remained flat in the third quarter of 2013 as compared to the third quarter of 2012, as an increase in Gross profit margin (40 bps) was offset by an increase in Selling, general and administrative expenses as a percentage of Net sales, due to increased advertising investment (40 bps).

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2013	2012	% Change
Operating profit, GAAP	$1,016	$1,027	(1)%
2012 Restructuring Program	30	—
Costs related to the sale of land in Mexico	3	7
Business realignment and other cost-saving initiatives	—	3
Operating profit, non-GAAP	$1,049	$1,037	1%

	Three Months Ended September 30,
	2013	2012	Basis Point Change
Operating profit margin, GAAP	23.1%	23.7%	(60)
2012 Restructuring Program	0.7%	—
Costs related to the sale of land in Mexico	0.1%	0.1%
Business realignment and other cost-saving initiatives	—	0.1%
Operating profit margin, non-GAAP	23.9%	23.9%	—

Interest expense, net

Interest expense, net decreased to $0 for the three months ended September 30, 2013 as compared with $4 in the comparable period of 2012, primarily due to an increase in interest income on investments held outside the U.S.

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2013 increased to $656 from $654 in the third quarter of 2012, and earnings per common share on a diluted basis increased to $0.70 per share in the third quarter of 2013 from $0.68 per share in the third quarter of 2012. Net income attributable to Colgate-Palmolive Company in the third quarter of 2013 included charges of $22 associated with the 2012 Restructuring Program and costs of $2 related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the third quarter of 2012 included costs of $5 related to the sale of land in Mexico and costs of $2 associated with various business realignment and other cost-saving initiatives.

Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the third quarter of 2013 increased 3% to $680 and earnings per share on a diluted basis increased 6% to $0.73.

	Three Months Ended September 30,
	2013	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$656	$654	—%
2012 Restructuring Program	22	—
Costs related to the sale of land in Mexico	2	5
Business realignment and other cost-saving initiatives	—	2
Net income attributable to Colgate-Palmolive Company, non-GAAP	$680	$661	3%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2013	2012	% Change
Earnings per common share, diluted, GAAP	$0.70	$0.68	3%
2012 Restructuring Program	0.02	—
Costs related to the sale of land in Mexico	0.01	0.01
Earnings per common share, diluted, non-GAAP	$0.73	$0.69	6%

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
In addition, given the growing importance of the Company's operations in emerging markets, effective with the quarter ended September 30, 2013, the Company is separately reporting financial information for its Asia and Africa/Eurasia operating segments. Previously, the financial information for these operating segments was aggregated into the Greater Asia/Africa reportable operating segment.

The Company has recast its historical geographic segment information to conform to the new reporting structure which results in modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

North America

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$774	$766	1.0%
Operating profit	$244	$213	15%
% of Net sales	31.5%	27.8%	370	bps

Net sales in North America increased 1.0% in the third quarter of 2013 to $774, driven by volume growth of 1.5% as net selling prices were flat and foreign exchange was negative 0.5%. Organic sales in North America increased 1.5% in the third quarter of 2013.

The increase in organic sales in North America in the third quarter of 2013 versus the third quarter of 2012 was due to an increase in Oral Care sales with strong sales in the mouthwash category and an increase in Home Care sales with the hand dish and fabric softener categories contributing to growth.

Operating profit in North America increased 15% in the third quarter of 2013 to $244, or 370 bps to 31.5% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (160 bps) and a decrease in Selling, general and administrative expenses (230 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (250 bps). This decrease in Selling, general and administrative expenses was due to lower overhead costs (90 bps) and decreased advertising (130 bps), the latter due to the timing of new product launches.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$1,251	$1,276	(2.0)%
Operating profit	$358	$377	(5)%
% of Net sales	28.6%	29.5%	(90)	bps

Net sales in Latin America decreased 2.0% to $1,251 in the third quarter of 2013. Volume growth of 5.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 11.0%. Organic sales in Latin America increased 9.5% in the third quarter of 2013. Volume gains were led by Brazil,Venezuela, Central America and Mexico.

The increase in organic sales in Latin America in the third quarter of 2013 versus the third quarter 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care also contributed to organic sales growth due to strong sales in the bar soap category.

Operating profit in Latin America decreased 5% in the third quarter of 2013 to $358, or 90 bps to 28.6% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (100 bps), which was partially offset by a decrease in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (510 bps), primarily in Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps) and the benefits of pricing as noted above. This decrease in Selling, general and administrative expenses was driven by lower overhead expenses (50 bps), which were partially offset by increased advertising investment (40 bps).

Europe/South Pacific

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$880	$865	1.5%
Operating profit	$216	$198	9%
% of Net sales	24.5%	22.9%	160	bps

Net sales in Europe/South Pacific increased 1.5% in the third quarter of 2013 to $880. Volume growth of 2.0% and positive foreign exchange of 1.0% were partially offset by net selling price decreases of 1.5%. Organic sales in Europe/South Pacific increased 1.0% in the third quarter of 2013. Volume gains were led by Australia, Poland and Germany.

The increase in organic sales in Europe/South Pacific in the third quarter of 2013 versus the third quarter of 2012 was due to higher Oral Care sales which were partially offset by declines in sales in the Personal Care and Home Care categories. The toothpaste, manual toothbrush and mouthwash categories all contributed to the increase in Oral Care sales. Declines in sales in the body wash and underarm protection categories contributed to the decrease in Personal Care sales. The decrease in Home Care sales was due to sales declines in the liquid cleaners category.

Operating profit in Europe/South Pacific increased 9% in the third quarter of 2013 to $216, or 160 bps to 24.5% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (220 bps), which was partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by savings from the Company’s funding-the-growth initiatives (250 bps), which were partially offset by lower pricing as noted above. This increase in Selling, general and administrative expenses was driven by increased advertising investment (110 bps), which was partially offset by lower overhead costs (80 bps).

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Asia

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$627	$583	7.5%
Operating profit	$174	$164	6%
% of Net sales	27.8%	28.1%	(30)	bps

Net sales in Asia increased 7.5% in the third quarter of 2013 to $627 driven by volume growth of 11.0%, which was partially offset by net selling price decreases of 0.5% and negative foreign exchange of 3.0%. Organic sales in Asia grew 10.5% in the third quarter of 2013. Volume gains were led by the Greater China region, India and the Philippines.

The increase in organic sales in the third quarter of 2013 versus the third quarter of 2012 was driven by an increase in Oral Care sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care sales also contributed to growth behind sales gains in the shampoo category.

Operating profit in Asia increased 6% in the third quarter of 2013 to $174, while as a percentage of Net sales it decreased 30 bps to 27.8%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (180 bps), which was partially offset by an increase in Gross profit (150 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps), partially offset by higher raw and packaging material costs (50 bps), which included foreign exchange transaction costs, and lower pricing as noted above. This increase in Selling, general and administrative expenses was driven by increased advertising investment (150 bps) and increased investment in customer development initiatives (30 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$321	$314	2.0%
Operating profit	$65	$67	(3)%
% of Net sales	20.2%	21.3%	(110)	bps

Net sales in Africa/Eurasia increased 2.0% in the third quarter of 2013 to $321. Volume growth of 7.5% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 6.5%. Organic sales in Africa/Eurasia grew 8.5% in the third quarter of 2013. Volume gains were led by Turkey, the Sub Saharan Africa region, the Central Asia/Caucasus region and Russia.

The increase in organic sales in the third quarter of 2013 versus the third quarter of 2012 was driven by an increase in Oral Care sales due to strong sales in the toothpaste category. Personal Care sales also contributed to growth behind sales gains in the body wash category.

Operating profit in Africa/Eurasia decreased 3% in the third quarter of 2013 to $65, or 110 bps to 20.2% of Net sales, as an increase in Gross profit (50 bps) was more than offset by an increase in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (110 bps) and the benefits of pricing as noted above, partially offset by higher raw and packaging material costs (120 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was primarily due to higher overhead costs (170 bps).

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2013	2012	Change
Net sales	$545	$528	3.0%
Operating profit	$138	$147	(6)%
% of Net sales	25.3%	27.8%	(250)	bps

Net sales for Hill’s Pet Nutrition increased 3.0% in the third quarter of 2013 to $545, driven by volume growth of 3.0% and net selling price increases of 3.0%, which were partially offset by negative foreign exchange of 3.0%. Organic sales in Hill’s Pet Nutrition increased 6.0% in the third quarter of 2013. Volume gains were led by the United States and Russia and were partially offset by volume declines in Japan. The volume decline in Japan is attributable to a continued contraction in the market as well as heightened competition.

The increase in organic sales in the third quarter of 2013 versus the third quarter of 2012 was driven by continued growth in the Prescription Diet Metabolic category, the Science Diet dry products, which were reformulated and relaunched earlier this year to retain and attract consumers to the Advanced Nutrition category and the recently launched line of products under the Ideal Balance brand to directly compete in the Naturals category.

Operating profit in Hill’s Pet Nutrition decreased 6% in the third quarter of 2013 to $138, or 250 bps to 25.3% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (240 bps) and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (500 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and the benefit of pricing as noted above. This increase in Selling, general and administrative expenses was due to increased investment in customer development initiatives (20 bps) and increased advertising investment (30 bps).

Corporate

	Three Months Ended September 30,
	2013	2012	Change
Operating profit (loss)	$(179)	$(139)	29%

Operating profit (loss) related to Corporate was ($179) in the third quarter of 2013 as compared to ($139) in the third quarter of 2012. In the third quarter of 2013, Corporate Operating profit (loss) included charges of $30 associated with the 2012 Restructuring Program and costs of $3 related to the sale of land in Mexico. In the third quarter of 2012, Corporate Operating profit (loss) included the impact of costs of $7 related to the sale of land in Mexico and costs of $3 associated with various business realignment and other cost-saving initiatives.

Nine Months

Worldwide Net sales were $13,059 in the first nine months of 2013, up 2.0% from the first nine months of 2012, as volume growth of 4.5% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 3.5%. Organic sales increased 5.5% in the first nine months of 2013.

Net sales in the Oral, Personal and Home Care segment were $11,431 in the first nine months of 2013, up 2.0% from the first nine months of 2012, as volume growth of 4.5% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 3.5%. Organic sales in the Oral, Personal and Home Care segment increased 6.0% in the first nine months of 2013.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The increase in organic sales in the first nine months of 2013, versus the first nine months of 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care sales also contributed to growth behind sales gains in the bar soap category.

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2013	2012
Net sales
Oral, Personal and Home Care
North America	$2,300	$2,217
Latin America	3,747	3,777
Europe/South Pacific	2,552	2,569
Asia	1,900	1,717
Africa/Eurasia	932	918
Total Oral, Personal and Home Care	11,431	11,198
Pet Nutrition	1,628	1,601
Total Net sales	$13,059	$12,799

Operating profit
Oral, Personal and Home Care
North America	$686	$580
Latin America	1,022	1,100
Europe/South Pacific	605	560
Asia	533	474
Africa/Eurasia	192	197
Total Oral, Personal and Home Care	3,038	2,911
Pet Nutrition	410	440
Corporate	(784)	(404)
Total Operating profit	$2,664	$2,947

Within the Oral, Personal and Home Care segment, North America Net sales increased 3.5%, driven by volume growth of 3.5% and net selling price increases of 0.5% which were partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 4.0%. Latin America Net sales decreased 1.0%, as volume growth of 4.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 9.0%, primarily due to the devaluation of the Venezuelan bolivar fuerte. Organic sales in Latin America increased 8.5%. Europe/South Pacific Net sales decreased 0.5% as volume growth of 1.0% was more than offset by net selling price decreases of 1.5% and foreign exchange was flat. Organic sales in Europe/South Pacific were flat. Asia Net sales increased 10.5% as volume growth of 11.0% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 1.0%. Organic sales in Asia increased 11.5%. Africa/Eurasia Net sales increased 1.5% driven by volume growth of 9.0%, which was partially offset by net selling price decreases of 2.0% and negative foreign exchange of 5.5%. Organic sales in Africa/Eurasia increased 7.0% .

Net sales for the Hill’s Pet Nutrition segment increased 1.5% as volume growth of 1.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 2.5%. Organic sales increased 4.0% in the first nine months of 2013.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2013, Operating profit (loss) related to Corporate was ($784) as compared to ($404) in the first nine months of 2012. In the first nine months of 2013, Corporate Operating profit (loss) included charges of $198 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $14 related to the sale of land in Mexico. In the first nine months of 2012, Corporate Operating profit (loss) included the impact of costs of $20 related to the sale of land in Mexico and costs of $21 associated with various business realignment and other cost-saving initiatives.

Gross Profit/Margin

Worldwide Gross profit increased 3% to $7,634 in the first nine months of 2013 from $7,427 in the first nine months of 2012.

Gross profit in the first nine months of 2013 included the impact of costs related to the 2012 Restructuring Program, while Gross profit in both periods included costs related to the sale of land in Mexico. Gross profit in the first nine months of 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above, Gross profit increased to $7,671 in the first nine months of 2013 from $7,452 in the first nine months of 2012, primarily due to sales growth ($153) and gross profit margin expansion ($66).

Worldwide Gross profit margin increased to 58.5% in the first nine months of 2013 from 58.0% in the first nine months of 2012. Excluding the items described above, Gross profit margin increased by 50 bps to 58.7% in the first nine months of 2013 from 58.2% in the first nine months of 2012. The increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (40 bps), which were partially offset by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs.

	Nine Months Ended September 30,
	2013	2012
Gross profit, GAAP	$7,634	$7,427
2012 Restructuring Program	26	—
Costs related to the sale of land in Mexico	11	20
Business realignment and other cost-saving initiatives	—	5
Gross profit, non-GAAP	$7,671	$7,452

	Nine Months Ended September 30,
	2013	2012	Basis Point Change
Gross profit margin, GAAP	58.5%	58.0%	50
2012 Restructuring Program	0.2%	—
Costs related to the sale of land in Mexico	—	0.2%
Gross profit margin, non-GAAP	58.7%	58.2%	50

Selling, General and Administrative expenses

Selling, general and administrative expenses increased 4% to $4,611 in the first nine months of 2013 from $4,443 in the first nine months of 2012.

Excluding the impact of costs associated with the 2012 Restructuring Program in the first nine months of 2013 and various business realignment and other cost-saving initiatives in the first nine months of 2012, Selling, general and administrative expenses increased to $4,580 in the first nine months of 2013, reflecting higher overhead expenses of $63 and increased advertising investment of $88.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales increased to 35.3% in the first nine months of 2013 from 34.7% in the first nine months of 2012. Excluding the impact of charges associated with the 2012 Restructuring Program in the first nine months of 2013 and various business realignment and other cost-saving initiatives in the first nine months of 2012, Selling, general and administrative expenses as a percentage of Net sales were 35.1%, an increase of 50 bps as compared to the first nine months of 2012. This increase was a result of increased advertising investment (50 bps) as a percentage of Net sales. In the first nine months of 2013, advertising investment increased 6.5% to $1,446, as compared with $1,358 in the first nine months of 2012.

	Nine Months Ended September 30,
	2013	2012
Selling, general and administrative expenses, GAAP	$4,611	$4,443
2012 Restructuring Program	(31)	—
Business realignment and other cost-saving initiatives	—	(14)
Selling, general and administrative expenses, non-GAAP	$4,580	$4,429

	Nine Months Ended September 30,
	2013	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.3%	34.7%	60
2012 Restructuring Program	(0.2)%	—
Business realignment and other cost-saving initiatives	—	(0.1)%
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.1%	34.6%	50

Other (income) expense, net

Other (income) expense, net was $359 in the first nine months of 2013 as compared to $37 in the first nine months of 2012.
Other (income) expense in the first nine months of 2013 included charges of $141 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $3 related to the sale of land in Mexico. Other (income) expense in the first nine months of 2012 included costs of $2 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Other (income) expense, net decreased to $25 in the first nine months of 2013 from $35 in the first nine months of 2012.

	Nine Months Ended September 30,
	2013	2012
Other (income) expense, net, GAAP	$359	$37
2012 Restructuring Program	(141)	—
Venezuela devaluation charge	(172)	—
Charge for a French competition law matter	(18)	—
Costs related to the sale of land in Mexico	(3)	—
Business realignment and other cost-saving initiatives	—	(2)
Other (income) expense, net, non-GAAP	$25	$35

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit decreased 10% to $2,664 in the first nine months of 2013 from $2,947 in the first nine months of 2012. Operating profit in the first nine months of 2013 included charges of $198 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $14 related to the sale of land in Mexico. Operating profit in the first nine months of 2012 included costs of $20 related to the sale of land in Mexico and costs of $21 associated with various business realignment and other cost-saving initiatives. Excluding the items described above in both periods, Operating profit for the first nine months of 2013 increased 3% to $3,066 from $2,988 in the first nine months of 2012, primarily due to sales growth and higher Gross profit margin.

Operating profit margin was 20.4% in the first nine months of 2013, a decrease of 260 bps compared to the first nine months of 2012. Excluding the impact of the items described above in both periods, Operating profit margin was 23.5%, an increase of 20 bps compared to the first nine months of 2012. This increase was mainly due to an increase in Gross profit margin (50 bps) and a decrease in Other (income) expense, net, partially offset by an increase in advertising investment (50 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2013	2012	% Change
Operating profit, GAAP	$2,664	$2,947	(10)%
2012 Restructuring Program	198	—
Venezuela devaluation charge	172	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	14	20
Business realignment and other cost-saving initiatives	—	21
Operating profit, non-GAAP	$3,066	$2,988	3%

	Nine Months Ended September 30,
	2013	2012	Basis Point Change
Operating profit margin, GAAP	20.4%	23.0%	(260)
2012 Restructuring Program	1.5%	—
Venezuela devaluation charge	1.3%	—
Charge for a French competition law matter	0.2%	—
Costs related to the sale of land in Mexico	0.1%	0.1%
Business realignment and other cost-saving initiatives	—	0.2%
Operating profit margin, non-GAAP	23.5%	23.3%	20

Interest expense, net

Interest expense, net decreased to ($8) for the nine months ended September 30, 2013 from $20 in the comparable period of 2012, primarily due to an increase in interest income on investments held outside the U.S.

Income taxes

The effective tax rate was 31.2% for the third quarter of 2013 and 32.3% for the first nine months of 2013. The effective tax rate was 31.9% for the third quarter of 2012 and 31.8% for the first nine months of 2012. The quarterly and year-to-date provision for income taxes is determined based on the Company's estimated full year effective tax rate adjusted by the amount

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company's current estimate of its full year effective income tax rate before discrete period items is 31.7%, compared to its previous estimate of 32.0% and 31.8% in the prior year. As a result of this change in estimate, the Company's effective tax rate for the third quarter of 2013, excluding charges associated with the 2012 Restructuring Program was 31.1%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective tax rate, GAAP	31.2%	31.9%	32.3%	31.8%
2012 Restructuring Program	(0.1)%	—	(0.6)%	—
Charge for a French competition law matter	—	—	(0.2)%	—
Venezuela devaluation charge	—	—	0.2%	—
Costs related to the sale of land in Mexico	—	(0.1)%	—	—
Effective tax rate, non-GAAP	31.1%	31.8%	31.7%	31.8%

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2013 decreased to $1,677 from $1,874 in the comparable 2012 period, and earnings per common share on a diluted basis decreased to $1.78 per share from $1.95 per share in the comparable 2012 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2013 included charges of $153 associated with the 2012 Restructuring Program, a one-time $111 charge for the impact of the devaluation in Venezuela, a charge of $18 for a competition law matter in France related to the home care and personal care sectors and costs of $9 related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the first nine months of 2012 included costs of $15 related to the sale of land in Mexico and costs of $14 associated with various business realignment and other cost-saving initiatives. Excluding these items, Net income attributable to Colgate-Palmolive Company increased 3% to $1,968 in the first nine months of 2013 from $1,903 in the first nine months of 2012 and earnings per common share on a diluted basis increased 6% to $2.09 in the first nine months of 2013 from $1.98 in the first nine months of 2012.

	Nine Months Ended September 30,
	2013	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,677	$1,874	(11)%
2012 Restructuring Program	153	—
Venezuela devaluation charge	111	—
Charge for a French competition law matter	18	—
Costs related to the sale of land in Mexico	9	15
Business realignment and other cost-saving initiatives	—	14
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,968	$1,903	3%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

	Nine Months Ended September 30,
	2013	2012	% Change
Earnings per common share, diluted, GAAP	$1.78	$1.95	(9)%
2012 Restructuring Program	0.16	—
Venezuela devaluation charge	0.12	—
Charge for a French competition law matter	0.02	—
Costs related to the sale of land in Mexico	0.01	0.02
Business realignment and other cost-saving initiatives	—	0.01
Earnings per common share, diluted, non-GAAP	$2.09	$1.98	6%

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

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Due to the acceleration of the implementation of certain program initiatives, the anticipated pretax charges for 2013 increased to approximately $365 to $390 ($290 to $305 aftertax) from approximately $260 to $310 ($185 to $220 aftertax) with no change to the amount of expected total program charges. Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company's global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. Due to the acceleration of the implementation of certain program initiatives, savings for 2013 increased to approximately $45 to $55 ($40 to $45 aftertax) from approximately $40 to $50 ($30 to $40 aftertax) effective in the latter half of the year.

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

For the three and nine months ended September 30, 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Cost of sales	$8	$26
Selling, general and administrative expenses	9	31
Other (income) expense, net	13	141
Total 2012 Restructuring Program charges, pretax	$30	$198

Total 2012 Restructuring Program charges, aftertax	$22	$153

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended September 30, 2013 relate to initiatives undertaken in North America (13%), Europe/South Pacific (22%), Latin America (6%), Hill’s Pet Nutrition (29%) and Corporate (30%). Total charges for the 2012 Restructuring Program for the nine months ended September 30, 2013 relate to initiatives undertaken in North America (20%), Europe/South Pacific (35%), Latin America (6%), Africa/Eurasia (4%), Hill's Pet Nutrition (8%) and Corporate (27%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (14%), Europe/South Pacific (42%), Latin America (4%), Africa/Eurasia (3%), Hill's Pet Nutrition (6%) and Corporate (31%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $287 ($223 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2013
Employee-Related Costs	$169
Incremental Depreciation	20
Asset Impairments	1
Other	97
Total	$287

The majority of costs incurred since inception relate to the following projects: the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company's research and development capabilities and oral care supply chain, both in Europe; other exit costs related to office consolidation; and the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following tables summarize the activity for the restructuring and implementation-related charges discussed above and the related accrual:

	Three Months Ended September 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2013	$141	$—	$—	$31	$172
Charges	5	5	—	20	30
Cash payments	(40)	—	—	(11)	(51)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2013	$106	$—	$—	$40	$146

	Nine Months Ended September 30, 2013
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	91	20	1	86	198
Cash payments	(52)	—	—	(51)	(103)
Charges against assets	(17)	(20)	(1)	—	(38)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2013	$106	$—	$—	$40	$146

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the nine months ended September 30, 2013, which are reflected as Charges against assets within Employee-related costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of implementation-related charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2013 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $11 and $35, respectively, and contract termination costs of $8 and $27, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. These charges, for the nine months ended September 30, 2013, also included a charge for other exit costs related to office space consolidation of $24.

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three-month and nine-month periods ended September 30, 2013 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding the impacts of charges related to the 2012 Restructuring Program, the one-time charge resulting from the Venezuela devaluation, a charge for the competition law matter in France related to the home care and personal care sectors, costs related to the sale of land in Mexico and costs associated with various business realignment and other cost-saving initiatives (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s on-going operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three-month and nine-month periods ended September 30, 2013 and 2012 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended September 30, 2013.

Three months ended September 30, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	1.5%	(0.5)%	0.0%	1.0%
Latin America	9.5%	(11.0)%	(0.5)%	(2.0)%
Europe/South Pacific	1.0%	1.0%	(0.5)%	1.5%
Asia	10.5%	(3.0)%	0.0%	7.5%
Africa/Eurasia	8.5%	(6.5)%	0.0%	2.0%
Total Oral, Personal and Home Care	6.0%	(4.5)%	0.0%	1.5%
Pet Nutrition	6.0%	(3.0)%	0.0%	3.0%
Total Company	6.0%	(4.5)%	0.0%	1.5%

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the nine months ended September 30, 2013.

Nine months ended September 30, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	4.0%	(0.5)%	0.0%	3.5%
Latin America	8.5%	(9.0)%	(0.5)%	(1.0)%
Europe/South Pacific	0.0%	0.0%	(0.5)%	(0.5)%
Asia	11.5%	(1.0)%	0.0%	10.5%
Africa/Eurasia	7.0%	(5.5)%	0.0%	1.5%
Total Oral, Personal and Home Care	6.0%	(3.5)%	(0.5)%	2.0%
Pet Nutrition	4.0%	(2.5)%	0.0%	1.5%
Total Company	5.5%	(3.5)%	0.0%	2.0%

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

Net cash provided by operations increased 11% to $2,365 in the first nine months of 2013, compared with $2,133 in the comparable period of 2012. The increase in net cash provided by operations in the first nine months of 2013 was driven by strong operating earnings and management of working capital.

The Company defines working capital as the difference between current assets (excluding cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.9%) of Net sales in the first nine months of 2013 as compared with 2.2% in the first nine months of 2012, primarily due to an improvement in accounts receivable days sales outstanding, an increase in accounts payable and accrued liabilities, in part related to the 2012 Restructuring Program, and the timing of dividend payments.

Approximately 75% of total program charges related to the 2012 Restructuring Program, currently estimated between $1,100 and $1,250 ($775 and $875 aftertax), are expected to result in cash expenditures. Savings are currently projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated charges for 2013 are expected to amount to approximately $365 to $390 ($290 to $305 aftertax) and savings in 2013 should approximate $45 to $55 ($40 to $45 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows.

Investing activities used $628 in the first nine months of 2013, compared with $624 in the comparable period of 2012. Purchases of marketable securities and investments decreased in the first nine months of 2013 to $408 from $501 in the comparable period of 2012 primarily due to a decrease in the Company’s investments through its subsidiary in Venezuela in local currency denominated fixed interest rate bonds issued by the Venezuelan government. In the third quarter of 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2012, the Company received the second installment of $36. Capital spending increased in the first nine months of 2013 to $419 from $317 in the comparable period of 2012. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Overall capital expenditures for 2013 are expected to be at an annual rate of approximately 4.5% of Net sales, reflecting a higher level of investment primarily driven by the 2012 Restructuring Program.

Financing activities used $1,810 of cash during the first nine months of 2013 compared with $1,458 in the comparable period of 2012, reflecting higher principal payments on debt, partially offset by higher proceeds from issuance of debt and lower purchases of treasury shares in the first nine months of 2013 compared to the first nine months of 2012.

Long-term debt, including the current portion, increased to $5,265 as of September 30, 2013 as compared to $5,176 as of December 31, 2012 and total debt increased to $5,284 as of September 30, 2013 as compared to $5,230 as of December 31, 2012. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10% under the Company's shelf registration statement. During the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30% under the Company’s shelf registration statement. During the third quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 1.95% under the Company’s shelf registration statement. Proceeds from the debt issuances in the second quarter of 2012 and the third quarter of 2012 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. Proceeds from the debt issuances in the second quarter of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes, and to repay and retire $250 of notes due in 2013.

As of September 30, 2013, the Company had no commercial paper outstanding. Commercial paper outstanding was $462 as of September 30, 2012. The average daily balances outstanding for commercial paper in the first nine months of 2013 and 2012 were $1,761 and $1,598, respectively. The maximum daily balances outstanding for commercial paper in the first nine months

COLGATE-PALMOLIVE COMPANY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollars in Millions Except Share and Per Share Amounts)

of 2013 and 2012 were $2,123 and $2,042, respectively. The Company regularly classifies commercial paper and certain current maturities of notes payable as long-term debt as it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2017.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2013, the Company increased the annualized common stock dividend by 10% to $1.36 per share, effective in the second quarter of 2013. On September 8, 2011, the Company’s Board of Directors (the Board) approved a share repurchase program that authorized the repurchase of up to 50 million shares of the Company’s common stock (the 2011 Program). On March 7, 2013, the Board approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013 and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one split.

Cash and cash equivalents decreased $163 during the first nine months of 2013 to $721 at September 30, 2013, compared to $884 at December 31, 2012, most of which ($659 and $861, respectively) were held by the Company’s foreign subsidiaries. These amounts include $57 and $170, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013 (the Evaluation). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Note 12 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program approved by the Board on September 8, 2011 (the 2011 Program) authorized the repurchase of up to 50 million shares of the Company’s common stock. On March 7, 2013, the Company's Board of Directors (the Board) approved a two-for-one stock split of the Company's common stock to be effected through a 100% stock dividend. The record date for the two-for-one split was the close of business on April 23, 2013 and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one split. The Board also has authorized share repurchases on an on-going basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the share repurchase activity for the three months in the quarter ended September 30, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2013	1,152,986	$58.85	900,976	36,994,854
August 1 through 31, 2013	2,236,476	$59.27	2,230,781	34,764,073
September 1 through 30, 2013	2,247,535	$59.23	2,149,500	32,614,573
Total	5,636,997	$59.17	5,281,257

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 355,740 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description

10-A
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 12, 2013. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 16, 2013, File No. 1-644.)

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 24, 2013	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 24, 2013	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 24, 2013	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller