Form 10-K
period 2013-12-31
COLGATE PALMOLIVE CO
filed 2014-02-20
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2013 (the last business day of its most recently completed second quarter) was approximately $53.0 billion.
There were 918,943,637 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 15, Segment Information to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to value share data. Colgate’s Oral Care products include Colgate Total, Colgate Sensitive Pro-Relief, Colgate Max Fresh, Colgate Optic White and Colgate Luminous White toothpastes, Colgate 360° and Colgate Slim Soft manual toothbrushes and Colgate Optic White, Colgate Total and Colgate Plax mouthwash. Colgate’s Oral Care business also includes dental floss and pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, which it sells under the Palmolive, Protex and Softsoap brands. Colgate’s Personal Care products also include Palmolive, Sanex and Softsoap brand shower gels, Palmolive, Irish Spring and Protex bar soaps and Speed Stick, Lady Speed Stick and Sanex deodorants and antiperspirants. Colgate is the market leader in liquid hand soap in the U.S. with its line of Softsoap brand products according to value share data. Colgate’s Personal Care business outside the U.S. also includes Palmolive and Caprice shampoos and conditioners.

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric conditioners with leading brands including Suavitel in Latin America and Soupline in Europe. Colgate is a market leader in laundry detergent in the South Pacific according to value share data.

Sales of Oral, Personal and Home Care products accounted for 46%, 21% and 20%, respectively, of the Company’s total worldwide Net sales in 2013. Geographically, Oral Care is a significant part of the Company’s business in Asia, comprising approximately 86% of Net sales in that region for 2013.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 95 countries worldwide. Hill’s markets pet foods primarily under three trademarks: Hill’s Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; Hill’s Prescription Diet, a range of therapeutic products sold by veterinarians and authorized pet supply retailers to help nutritionally manage disease conditions in dogs and cats; and Hill’s Ideal Balance, a range of products with natural ingredients, sold by authorized pet supply retailers and veterinarians. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide Net sales in 2013.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 15, Segment Information to the Consolidated Financial Statements.

For additional information regarding value share data, see “Market Share Information” in Part II, Item 7 of this report.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs.  The Company’s spending related to research and development activities was $267 million in 2013, $259 million in 2012 and $262 million in 2011.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers. No single customer accounts for 10% or more of the Company’s sales.

The majority of raw and packaging materials are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, pulp, essential oils, tallow, tropical oils, poultry, corn and soybeans are subject to market price variations.

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain of the Company’s product lines. Product quality, innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s operating segments.

Trademarks are considered to be of material importance to the Company’s business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance. The Company’s rights in these trademarks endure for as long as they are used and/or registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $24 million for 2013. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

Employees

As of December 31, 2013, the Company employed approximately 37,400 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 20, 2014:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	61	1996	Chairman of the Board
			President and Chief Executive Officer
Fabian T. Garcia	54	2003	Chief Operating Officer
			Global Innovation and Growth, Europe/South Pacific
			and Hill’s Pet Nutrition
Franck J. Moison	60	2002	Chief Operating Officer
			Emerging Markets and Business Development
Dennis J. Hickey	65	1998	Chief Financial Officer
Andrew D. Hendry	66	1991	Chief Legal Officer and Secretary
Victoria L. Dolan	54	2011	Vice President and Corporate Controller
Elaine C. Paik	49	2010	Vice President and Corporate Treasurer
Ronald T. Martin	65	2001	Vice President
			Global Sustainability and Social Responsibility
John J. Huston	59	2002	Senior Vice President
			Office of the Chairman
Delia H. Thompson	64	2002	Senior Vice President
			Investor Relations
Daniel B. Marsili	53	2005	Senior Vice President
			Global Human Resources
Alexandre de Guillenchmidt	68	2008	President
			Colgate – Europe/South Pacific
P. Justin Skala	54	2008	President
			Colgate – North America and Global Sustainability
Noel R. Wallace	49	2009	President
			Colgate – Latin America
Francis M. Williamson	66	2010	Vice President
			Finance and Strategic Planning
			Latin America
Thomas W. Greene	47	2011	Vice President
			Chief Information and Business Services Officer
Patricia Verduin	54	2011	Vice President
			Chief Technology Officer
Nigel B. Burton	55	2012	Chief Marketing Officer
Michael Corbo	54	2012	Vice President
			Global Supply Chain
Stephen J. Fogarty	64	2012	Chief Ethics and Compliance Officer
Peter Brons-Poulsen	57	2013	President and Chief Executive Officer
			Hill’s Pet Nutrition
Mukul Deoras	50	2013	President
			Colgate – Asia
Panagiotis Tsourapas	49	2013	President
			Colgate – Africa/Eurasia
Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years. Under the Company’s By-Laws, the officers of the corporation hold office until their respective successors are chosen and qualified or until they have resigned, retired or been removed by the affirmative vote of a majority of the Board of Directors of the Company (the “Board”). There are no family relationships between any of the executive officers, and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was elected.

(d) Financial Information about Geographic Areas

For financial data by geographic region, refer to the information set forth under the caption “Results of Operations” in Part II, Item 7, of this report and in Note 15, Segment Information to the Consolidated Financial Statements.  For a discussion of risks associated with our international operations, see Item 1A “Risk Factors.”

(e) Available Information

The Company’s web site address is www.colgatepalmolive.com. The information contained on the Company’s web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its web site its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). Also available on the Company’s web site are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers and its proxy statements.

ITEM 1A.    RISK FACTORS

Set forth below is a summary of the material risks to an investment in our securities.  These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the below risks actually occur, our business, results of operations, cash flows or financial condition could be materially and adversely impacted, which might cause the value of our securities to decline.

We face risks associated with significant international operations, including exposure to foreign currency fluctuations.

We operate on a global basis with approximately 80% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets,

▪	exchange controls and other limits on our ability to import raw materials or finished product or to repatriate earnings from overseas,

▪	political or economic instability, social or labor unrest or changing macroeconomic conditions in our markets,

▪	lack of well-established or reliable legal systems in certain countries where we operate,

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, and

▪
other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions, price controls, profit controls or other government controls.

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, results of operations, cash flows and financial condition.
In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of cost-containment measures, sourcing strategies, selling price increases and selective hedging of foreign currency transactions. However, these measures may not succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations.

For example, we have been and will continue to be impacted by developments in Venezuela including the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013 and the announcements made in late January 2014. On April 1, 2012, price controls became effective in Venezuela affecting most products in our Venezuelan subsidiary’s (“CP Venezuela”) portfolio, thereby further restricting our ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluation. In addition, at times, production at CP Venezuela has been negatively impacted by labor issues within the country. Going forward, additional government actions, including in the form of further currency devaluations or continued or worsening import authorization controls, foreign exchange, price or profit controls or expropriation or other form of government take-over could have further adverse impacts on our business, results of operations, cash flows and financial condition, as could additional labor unrest in Venezuela. For additional information regarding these and other risks associated with our operations in Venezuela, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Outlook” and Note 14, Venezuela to the Consolidated Financial Statements.

Significant competition in our industry could adversely affect our business.

We face vigorous competition worldwide, including from local competitors and other large, multinational companies, some of which have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities, new product introductions and expansion into new geographies. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to defend our patent, trademark and trade dress rights against legal challenges brought by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully counteract them, which could harm our business. In addition, the cost of responding to such initiatives and challenges, including management time, out-of-pocket expenses and price reductions, may affect our performance in the relevant period. A failure to compete effectively could adversely affect our business, results of operations, cash flows and financial condition.

Our business is subject to legal and regulatory risks in the U.S. and abroad.

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising and sale. U.S. federal authorities, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. Also, our selling practices are regulated by competition law authorities in the U.S. and abroad.

Because of our extensive international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our results of operations, cash flows and financial condition.

In addition, new or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition.  For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products. Triclosan, an ingredient used by us primarily in Colgate Total toothpaste as well as certain other oral care products and soaps, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide. Triclosan is currently being evaluated under the European Union’s Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals, which requires the registration of all chemicals used in the European Union by 2018. In the U.S., the FDA is evaluating the use of triclosan and benzalkoniam chloride (an ingredient used in certain of our hand soap products) in hand soaps and hand sanitizers. In addition, potential legislation seeking to ban the sale of consumer products containing triclosan has been proposed by legislators in Chicago, Illinois and in Minnesota. A decision by a regulatory or governmental authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could adversely impact our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients.  Additionally, an inability to develop new or reformulated products containing alternative ingredients or to obtain regulatory approval of such products on a timely basis could likewise adversely affect our business.

While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation and brand image. For information regarding our legal and regulatory matters, see Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

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

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, any disruption in the credit markets could limit the availability of credit or the ability or willingness of financial institutions to extend credit, which could adversely affect our liquidity and capital resources or significantly increase our cost of capital. If any financial institutions that hold our cash or other investments or that are parties to our revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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

We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or should otherwise be newly restricted could adversely impact our business, results of operations, cash flows and financial condition. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soaps and shower gels. The emergence of new sales channels, such as sales via e-commerce, may affect consumer preferences and market dynamics and could also adversely impact our business, results of operations, cash flows and financial condition.

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

Our growth depends on the continued success of existing products as well as the successful development and launch of innovative new products and line extensions. The development and introduction of innovative new products and line extensions involve considerable costs, and any new product or line extension may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product or line extension could be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	develop and fund technological innovations,

▪	obtain and maintain necessary patent and trademark protection and avoid infringing intellectual property rights of others,

▪	obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad, and

▪	anticipate and respond to consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition.

We may not realize the benefits that we expect from our 2012 Restructuring Program.

In the fourth quarter of 2012, we commenced a four-year Global Growth and Efficiency Program (the “2012 Restructuring Program”) for sustained growth. The 2012 Restructuring Program’s initiatives are expected to help us ensure continued and solid worldwide growth in unit volume, organic sales and earnings per share and enhance our global leadership positions in our core businesses.

The successful implementation of the 2012 Restructuring Program presents significant organizational challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to realize all of the anticipated benefits from our 2012 Restructuring Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the 2012 Restructuring Program, our ability to fund other initiatives may be adversely affected. Any failure to implement the 2012 Restructuring Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition.

Volatility in material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, poultry, corn, soybeans and tallow are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies such as in manufacturing and distribution. In addition, our move to global suppliers for materials and other services in order to achieve cost reductions and simplify our business has resulted in an increasing dependence on key suppliers. For certain key materials, including triclosan, we use single-source suppliers. In addition, for certain materials, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints, climatic events such as droughts or hurricanes and other factors could affect the availability of, or prices for, those raw materials, and an interruption in their supply could adversely affect our business, results of operation, cash flows and financial condition.

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

In addition, third parties sell counterfeit versions of our products, which are inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business, results of operations, cash flows and financial condition.

Similarly, adverse publicity about us or our brands regarding health concerns, legal or regulatory proceedings, environmental impacts, including packaging, energy and water use and waste management, or other sustainability issues, whether or not deserved, could jeopardize our reputation. In addition, negative posts or comments about us on any social media web site could harm our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these reasons could adversely affect our business, results of operations, cash flows and financial condition, as well as require resources to rebuild our reputation.

Our business is subject to product liability and false marketing claims.

From time to time we may be subject to product liability claims alleging, among other things, that our products cause damage to property or persons, provide inadequate instructions or warnings regarding their use or contain design or manufacturing defects or contaminants. In addition, from time to time we may be subject to claims from competitors and consumers, including consumer class actions, alleging that our product claims are deceptive. Regardless of their merit, these claims can require significant time and expense to investigate and defend. For example, as described in Item 3 “Legal Proceedings,” we have been named in product liability actions alleging that certain talc products we sold prior to 1996 were contaminated with asbestos, causing harm to consumers. In addition, if one of our products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a product liability or false marketing claim is successful, or a recall is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image.

Our business is subject to the risks inherent in global manufacturing and sourcing activities.

We are engaged in manufacturing and sourcing of products and materials on a global scale. We are subject to the risks inherent in such activities, including, but not limited to:

▪	industrial accidents or other occupational health and safety issues,

▪	environmental events,

▪	strikes and other labor disputes,

▪	disruptions in logistics,

▪	loss or impairment of key manufacturing sites,

▪	raw material and product quality or safety issues,

▪	the impact on our suppliers of tighter credit or capital markets, and

▪	natural disasters, including climatic events and earthquakes, acts of war or terrorism and other external factors over which we have no control.
While we have business continuity and contingency plans in place for key manufacturing sites and the supply of raw materials, significant disruption of manufacturing for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business, results of operations, cash flows and financial condition.

A failure of a key information technology system could adversely impact our ability to conduct business.

We rely extensively on information technology systems, including some which rely on third-party service providers, in order to conduct our business.  These systems include, but are not limited to:

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
Although we have network security measures in place, the systems may be vulnerable to computer viruses, security breaches and other similar disruptions from unauthorized users. While we have business continuity plans in place, if the systems are damaged or cease to function properly for any reason, including the poor performance or failure of third-party service providers, catastrophic events, power outages, security breaches, network outages, failed upgrades or other similar events, and if the business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business as well as reputational harm, which may adversely impact our business, results of operations, cash flows and financial condition. Furthermore, if we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our information technology systems or failure of third-party service providers, we may suffer reputational, competitive, and/or business harm, which may adversely impact our business, results of operations cash flows and financial condition.

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we are unable to effectively provide for the succession of senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns or leases approximately 370 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates approximately 70 properties, of which 14 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates approximately 300 properties, of which 84 are owned, in over 70 countries. Major overseas facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major facilities in the Czech Republic and the Netherlands.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.    LEGAL PROCEEDINGS

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

As a matter of course, the Company is regularly audited by the Internal Revenue Service (“IRS”) and other tax authorities around the world in countries where it conducts business. In this regard, all U.S. federal income tax returns through December 31, 2009 have been audited by, and settled with, the IRS. Limited matters with respect to years 2002 through 2007 had been in administrative appeals and were settled during 2013 with no adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S., state and local income tax examinations for the years prior to 2009. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances.

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $250 million (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

Brazilian Matters

There are certain tax and civil proceedings outstanding, as described below, related to the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (the “Seller”).

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $120 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $75 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company has filed a motion for clarification with a special appeals chamber of the Taxpayers’ Council and further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

Competition Matters

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations, and in some cases, fines by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

Fines have been imposed on the Company in the following matters, although, as noted below, the Company has appealed each of these fines:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 million on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland, which the Company appealed. In January 2014, this appeal was denied. The Company is appealing before the Swiss Supreme Court.

▪
In January 2010, the Company’s Spanish subsidiary was fined $3 million by the Spanish competition law authority on the basis that it had entered an agreement with other shower gel manufacturers regarding product downsizing, which the Company contested. The fine was annulled by the Court of Appeal in July 2013. The Spanish competition law authority is appealing this judgment before the Spanish Supreme Court.

▪
In December 2010, the Italian competition law authority found that 16 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector, for which the Company’s Italian subsidiary was fined $3 million. The Company is appealing the fine in the Italian courts.

▪
In December 2011, the French competition law authority found that four consumer goods companies had entered into agreements on pricing and promotion of heavy duty detergents for which the Company’s French subsidiary was fined $46 million in connection with a divested business. The decision was confirmed by the Court of Appeal in January 2014, and the Company is reviewing this decision to evaluate its options.

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s French subsidiary, had violated the competition law, for which it imposed a fine of $7 million on the Company’s Hill’s French subsidiary for alleged restrictions on exports from France, which the Company contested. In October 2013, the Company’s appeal was denied. The Company is appealing before the French Supreme Court.

Currently, formal claims of violations or statements of objections are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The Company is in the process of responding to this statement of objections.

▪
In June 2013, the French competition law authority issued a statement of objections alleging that the Company’s French subsidiary and a number of its competitors exchanged sensitive information related to the French home care and personal care sectors. The Company has responded to this statement of objections.

An investigation is ongoing in Greece, but no formal claim of violations has been filed.

In March 2013, the German competition authority completed its investigation into alleged exchange of sensitive information by 17 branded goods companies and no penalties were imposed against the Company or its German subsidiary.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra concentrated laundry detergents. The Company intends to challenge these proceedings vigorously. Since the amount of any potential losses from these proceedings cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these proceedings.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has and will continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 13 single plaintiff cases pending against the Company in state courts in Delaware, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. Fourteen similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases at trial cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

In 2014, several of these cases are tentatively scheduled to go to trial, although the Company may succeed in dismissing some or all of them prior to trial. As stated above, the Company believes that it will ultimately prevail as it has in all similar cases.

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

Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. In October 2013, the parties executed a settlement agreement under which the Plan would pay approximately $40 million after application of certain offsets to resolve the litigation. The settlement agreement is subject to court approval. On December 16, 2013, a motion for preliminary approval of a class action settlement, class certification and appointment of class counsel was approved and a final approval hearing is scheduled for April 4, 2014. The Company and the Plan intend to contest this action vigorously should the settlement not be approved and finalized.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information regarding the market for the Company’s common stock, including quarterly market prices and dividends, refer to “Market and Dividend Information” included in Part IV, Item 15 of this report. For information regarding the number of common shareholders of record, refer to “Historical Financial Summary” included in Part IV, Item 15 of this report.  For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

The share repurchase program approved by the Board on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. On March 7, 2013, the Board approved a two-for-one stock split of the Company’s common stock to be effected through a 100% stock dividend. The record date for the two-for-one stock split was the close of business on April 23, 2013, and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2013:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2013	765,841	$62.45	709,302	31,905,271
November 1 through 30, 2013	1,480,172	$65.51	1,480,000	30,425,271
December 1 through 31, 2013	4,514,579	$64.69	4,487,709	25,937,562
Total	6,760,592	$64.62	6,677,011
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 83,581 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

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

The Oral, Personal and Home Care segment is operated through five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians.

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

(Dollars in Millions Except Per Share Amounts)

As disclosed in Part I, Item 1A “Risk Factors,” with approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources.

In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar fuerte that occurred in 2010 and in February 2013, described in Note 14, Venezuela to the Consolidated Financial Statements. Effective February 9, 2013 the Venezuelan government devalued its currency and the official exchange rate changed from 4.30 to 6.30 Venezuelan bolivares fuerte per dollar. The Company incurred a one-time, pretax loss of $172 ($111 aftertax loss), in the first quarter of 2013 related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation. The Company remeasures the financial statements of its Venezuelan subsidiary (“CP Venezuela”) at the rate at which it expects to remit future dividends. At December 31, 2013, that rate was 6.30. As the local currency operations in Venezuela translated into fewer U.S. dollars, the February 2013 devaluation had and will continue to have an ongoing adverse effect on the Company’s reported results.

In addition, the Venezuelan government continues to impose import authorization controls, currency exchange and payment controls and price controls. Price controls, which became effective on April 1, 2012, affect most products in CP Venezuela’s portfolio and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluations.

CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CADIVI and intercompany borrowings. The amount of U.S. dollars received from CADIVI in 2013 was higher than the amount received in 2012; however, CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. In the second quarter of 2013, the Venezuelan government introduced a new currency market known as SICAD (Supplementary System for the Administration of Foreign Currency), which is an auction market, in which only companies invited by the Venezuelan government can participate. The SICAD currency market is expected to be accessible to the Company, however the Company was not able to participate in the auctions held through December 31, 2013. CP Venezuela's difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. Additionally, at times, production at CP Venezuela has also been negatively impacted by labor issues within the country.

At December 31, 2013, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $600. This amount does not include $233 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance. CP Venezuela’s local currency-denominated non-monetary assets were approximately $335 at December 31, 2013 and included approximately $225 of fixed assets that could be subject to impairment if CP Venezuela continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports. For the year ended December 31, 2013, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales and approximately 3% of the Company’s consolidated Operating profit excluding the impact of the one-time Venezuela devaluation charge and charges related to the 2012 Restructuring Program (discussed below), the competition law matter in France related to the home care and personal care sectors and costs related to the sale of land in Mexico (discussed below).

In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.30 bolivares fuerte per dollar, the government announced that the exchange rate for foreign investments will move to the rate available on the SICAD currency market, which in the last auction was 11.70 bolivares fuerte per dollar. While there is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, effective with the quarter ending March 31, 2014, the Company expects that the majority of CP Venezuela’s net monetary assets will be remeasured at the SICAD rate since that is the rate the Company now believes, based on the advice of legal counsel, will be applicable for future dividend remittances. In addition, because the official exchange rate remains at 6.30 bolivares fuerte per dollar, the Company currently expects that the $233 million of devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela will not revalue at the rate available on the SICAD currency market but will remain at the official rate. If the SICAD rate were to remain at 11.70

(Dollars in Millions Except Per Share Amounts)

during the quarter ending March 31, 2014, the Company estimates it would incur a one-time aftertax loss of approximately $180-$200, or $0.19-$0.21 per diluted common share.

Because the SICAD market is auction-based and auctions are held periodically during each quarter, the exchange rate available through SICAD may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

Although, as described above, there is considerable uncertainty with respect to the implementation of the SICAD rate, the Company anticipates that there also will be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the new exchange rate. While it is still unclear, the Company believes that some of its imports may still qualify for the official rate of 6.30 bolivares fuerte per dollar. Based on this assumption and the SICAD rate at the most recent 11.70 bolivares fuertes per dollar, the Company preliminarily estimates that the ongoing impacts during 2014 would be in the range of $0.11-$0.14 per diluted common share.

As part of the January 2014 announcements, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. At this time, it is unclear based on the current regulations how this new law may affect CP Venezuela and its current pricing structure and, as a result, its impact is not included in the range of estimated ongoing impacts outlined above.

The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by these difficult conditions and would be further negatively affected by additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest. The Company continues to actively manage its investment in and exposure to Venezuela.

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses. Implementation of the 2012 Restructuring Program, which is expected to be substantially completed by December 31, 2016, is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax). Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. In 2013 and 2012, the Company incurred aftertax costs of $278 and $70, respectively, associated with the 2012 Restructuring Program. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In 2013 and 2012, the Company also incurred aftertax costs of $12 and $18, respectively, related to the sale of land in Mexico and, in 2012, the Company incurred aftertax costs of $14 associated with various business realignment and other cost-saving initiatives.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs are primarily related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

On July 29, 2011, in connection with the Sanex acquisition (discussed below), Colgate sold its non-core laundry detergent business in Colombia to Unilever for $215 resulting in a pretax gain of $207 ($135 aftertax gain). In 2011, this gain was more than offset by pretax costs of $224 ($177 aftertax costs) associated with the implementation of various business realignment and other cost-saving initiatives, the sale of land in Mexico and a competition law matter in France related to a divested detergent business, as discussed in Part I, Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements. The business realignment and other cost-saving initiatives included the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada, and a Hill’s facility in Los Angeles, California.

(Dollars in Millions Except Per Share Amounts)

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

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from local competitors and other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, the Company continues to experience volatile foreign currency fluctuations and high commodity costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $17,420 in 2013, up 2.0% from 2012, as volume growth of 5.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 4.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 6.0%.

Net sales in the Oral, Personal and Home Care segment were $15,209 in 2013, up 2.0% from 2012, as volume growth of 5.5% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 4.0%. Organic sales in the Oral, Personal and Home Care segment increased 6.0%.

The increase in organic sales in 2013 versus 2012 was driven by an increase in Oral Care sales, with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care and Home Care also contributed to organic sales growth due to strong sales in the bar soap category and the hand dish category, respectively.

The Company’s share of the global toothpaste market was 44.8% on a year-to-date basis and its share of the global manual toothbrush market was 32.9% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Europe/South Pacific, Asia and Africa/Eurasia and down in North America and Latin America versus the year ago period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Europe/South Pacific, and down in Asia and Africa/Eurasia versus the year ago period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 2.5% in 2013 to $2,211, as volume growth of 1.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 5.0% in 2013.

Gains in the Prescription Diet, Advanced Nutrition and Naturals categories contributed to organic sales growth for Hill’s Pet Nutrition.

Worldwide Net sales were $17,085 in 2012, up 2.0% from 2011, as volume growth of 3.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 4.0%. Excluding the impact of the divestment of the non-core laundry detergent business in Colombia, volume increased 3.5%. The Sanex business contributed 0.5% to worldwide Net sales and volume growth in 2012. Organic sales increased 6.0% in 2012.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 3% to $10,201 in 2013 from $9,932 in 2012. Gross profit in both periods included the impact of charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Gross profit in 2012 also included the impact of costs associated with various business realignment and other cost-saving initiatives. Excluding the items described above, Gross profit increased to $10,248 in 2013 from $9,963 in 2012, primarily due to sales growth ($195) and Gross profit margin expansion ($90).

Worldwide Gross profit margin increased to 58.6% in 2013 from 58.1% in 2012. Excluding the items described above, Gross profit margin increased by 50 basis points (bps) to 58.8% in 2013. The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (30 bps), which were partially offset by higher raw and packaging material costs (210 bps) which included foreign exchange transaction costs.

Worldwide Gross profit increased 4% to $9,932 in 2012 from $9,590 in 2011. Gross profit in both periods included the impact of costs associated with various business realignment and other cost-saving initiatives. Gross profit in 2012 also included the impact of charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding the items described above, Gross profit increased to $9,963 in 2012 from $9,634 in 2011, primarily due to sales growth ($207) and Gross profit margin expansion ($122).

Worldwide Gross profit margin increased to 58.1% in 2012 from 57.3% in 2011. Excluding the items described above, Gross profit margin increased by 70 bps to 58.3% in 2012. The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (120 bps), which were partially offset by higher raw and packaging material costs driven by global commodity cost increases and foreign exchange transaction costs (250 bps).

	2013	2012	2011
Gross profit, GAAP	$10,201	$9,932	$9,590
2012 Restructuring Program	32	2	—
Costs related to the sale of land in Mexico	15	24	—
Business realignment and other cost-saving initiatives	—	5	44
Gross profit, non-GAAP	$10,248	$9,963	$9,634

	2013	2012	Basis Point Change	2011	Basis Point Change
Gross profit margin, GAAP	58.6%	58.1%	50	57.3%	80
2012 Restructuring Program	0.2	—		—
Costs related to the sale of land in Mexico	—	0.2		—
Business realignment and other cost-saving initiatives	—	—		0.3
Gross profit margin, non-GAAP	58.8%	58.3%	50	57.6%	70

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $6,223 in 2013 from $5,930 in 2012. Selling, general and administrative expenses in both periods included the impact of charges associated with the 2012 Restructuring Program. Selling, general and administrative expenses in 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding these items, Selling, general and administrative expenses increased to $6,086 in 2013 from $5,910 in 2012, reflecting increased advertising investment of $99 and higher overhead expenses of $77.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.7% in 2013 from 34.7% in 2012. Excluding the items described above, Selling, general and administrative expenses as a percentage of Net sales were 34.9%, an increase of 30 bps as compared to 2012. This increase in 2013 was driven by increased advertising investment (40 bps) as a percentage of Net sales. In 2013, advertising investment increased 5.5% to $1,891 as compared with $1,792 in 2012 and increased as a percentage of Net sales to 10.9% from 10.5% in 2012.

Selling, general and administrative expenses increased 3% to $5,930 in 2012 from $5,758 in 2011. Selling, general and administrative expenses in both periods included the impact of charges associated with various business realignment and other cost-saving initiatives. Selling, general and administrative expenses in 2012 also included charges related to the 2012 Restructuring Program. Excluding these items, Selling, general and administrative expenses increased to $5,910 in 2012 from $5,748 in 2011, reflecting higher overhead expenses of $104 and increased advertising investment of $58.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.7% in 2012 from 34.4% in 2011. Excluding the items described above, Selling, general and administrative expenses as a percentage of Net sales were 34.6%, an increase of 30 bps as compared to 2011. The 30 bps increase in 2012 was a result of higher overhead expenses (20 bps) and increased advertising investment (10 bps), both as a percentage of Net sales. In 2012, advertising increased 3.3% to $1,792 as compared with $1,734 in 2011 and increased as a percentage of Net sales to 10.5% from 10.4% in 2011.

	2013	2012	2011
Selling, general and administrative expenses, GAAP	$6,223	$5,930	$5,758
2012 Restructuring Program	(137)	(6)	—
Business realignment and other cost-saving initiatives	—	(14)	(10)
Selling, general and administrative expenses, non-GAAP	$6,086	$5,910	$5,748

	2013	2012	Basis Point Change	2011	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.7%	34.7%	100	34.4%	30
2012 Restructuring Program	(0.8)	—		—
Business realignment and other cost-saving initiatives	—	(0.1)		(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.9%	34.6%	30	34.3%	30

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $422, $113 and ($9) in 2013, 2012 and 2011, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2013	2012	2011
Amortization of intangible assets	$32	$31	$28
2012 Restructuring Program	202	81	—
Venezuela devaluation charge	172	—	—
Charges for French competition law matters	23	—	21
Costs related to the sale of land in Mexico	3	—	13
Business realignment and other cost-saving initiatives	—	2	136
Gain on sales of non-core product lines	—	—	(207)
Sanex acquisition transaction costs	—	—	12
Equity (income)	(5)	(7)	(6)
Other, net	(5)	6	(6)
Total Other (income) expense, net	$422	$113	$(9)

Other (income) expense, net was $422 in 2013 as compared to $113 in 2012. In 2013, Other (income) expense, net included costs associated with the 2012 Restructuring Program, a one-time charge for the impact of the devaluation in Venezuela, a charge for a competition law matter in France related to the home care and personal care sectors and costs related to the sale of land in Mexico. In 2012, Other (income) expense, net included costs associated with the 2012 Restructuring Program and costs associated with various business realignment and other cost-saving initiatives.

Other (income) expense, net was $113 in 2012 as compared to ($9) in 2011. In 2011, Other (income) expense, net included costs associated with various business realignment and other cost-saving initiatives, costs related to the sale of land in Mexico, the gain on the sale of the non-core laundry detergent business in Colombia and a charge for a competition law matter in France related to a divested detergent business. In 2011, Other (income) expense, net also included $12 in transaction costs related to the Sanex acquisition in 2011.

Excluding these items in all years, as applicable, Other (income) expense, net was $22 in 2013, $30 in 2012 and $28 in 2011.

	2013	2012	2011
Other (income) expense, net, GAAP	$422	$113	$(9)
2012 Restructuring Program	(202)	(81)	—
Venezuela devaluation charge	(172)	—	—
Charges for French competition law matters	(23)	—	(21)
Costs related to the sale of land in Mexico	(3)	—	(13)
Business realignment and other cost-saving initiatives	—	(2)	(136)
Gain on sales of non-core product lines	—	—	207
Other (income) expense, net, non-GAAP	$22	$30	$28

(Dollars in Millions Except Per Share Amounts)

Operating Profit

In 2013, Operating profit decreased 9% to $3,556 from $3,889 in 2012. In 2012, Operating profit increased 1% to $3,889 from $3,841 in 2011.

In 2013 and 2012, Operating profit included the impact of costs associated with the 2012 Restructuring Program. In 2013, 2012 and 2011, Operating profit included the impact of costs related to the sale of land in Mexico. In 2013, Operating profit also included a one-time charge for the impact of the devaluation in Venezuela and a charge for a competition law matter in France related to the home care and personal care sectors. In 2012 and 2011, Operating profit also included the impact of costs associated with various business realignment and other cost-saving initiatives. In 2011, Operating profit also included the gain on the sale of the non-core laundry detergent business in Colombia and a charge for a competition law matter in France related to a divested detergent business. Excluding these items in all years, as applicable, Operating profit increased 3% in 2013 and 4% in 2012, primarily due to sales growth and higher Gross profit margin.

Operating profit margin was 20.4% in 2013, compared with 22.8% in 2012 and 23.0% in 2011. Excluding the items described above, Operating profit margin increased 30 bps to 23.8% in 2013 compared to 23.5% in 2012. This increase is mainly due to an increase in Gross profit (50 bps), partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

Excluding the items described above, Operating profit margin increased 40 bps in 2012 compared to 2011, primarily due to an increase in Gross profit (70 bps), partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	2013	2012	% Change	2011	% Change
Operating profit, GAAP	$3,556	$3,889	(9)%	$3,841	1%
2012 Restructuring Program	371	89		—
Venezuela devaluation charge	172	—		—
Charges for French competition law matters	23	—		21
Costs related to the sale of land in Mexico	18	24		13
Business realignment and other cost-saving initiatives	—	21		190
Gain on sales of non-core product lines	—	—		(207)
Operating profit, non-GAAP	$4,140	$4,023	3%	$3,858	4%

	2013	2012	Basis Point Change	2011	Basis Point Change
Operating profit margin, GAAP	20.4%	22.8%	(240)	23.0%	(20)
2012 Restructuring Program	2.2	0.5		—
Venezuela devaluation charge	1.0	—		—
Charges for French competition law matters	0.1	—		0.1
Costs related to the sale of land in Mexico	0.1	0.1		0.1
Business realignment and other cost-saving initiatives	—	0.1		1.1
Gain on sales of non-core product lines	—	—		(1.2)
Operating profit margin, non-GAAP	23.8%	23.5%	30	23.1%	40

(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was ($9) in 2013, compared with $15 in 2012 and $52 in 2011. The decrease in Interest (income) expense, net from 2012 to 2013 and from 2011 to 2012 was primarily due to an increase in interest income on investments held outside of the U.S., partially offset by an increase in interest expense due to higher debt balances.

Income Taxes

The effective income tax rate was 32.4% in 2013, 32.1% in 2012 and 32.6% in 2011.  As reflected in the table below, the non-GAAP effective income tax rate was 31.7% in 2013 and 31.8% in 2012 and 2011.

	2013	2012	2011
Effective income tax rate, GAAP	32.4%	32.1%	32.6%
2012 Restructuring Program	(0.7)	(0.3)	—
Venezuela devaluation charge	0.2	—	—
Charges for French competition law matters	(0.2)	—	(0.2)
Costs related to the sale of land in Mexico	—	—	—
Business realignment and other cost-saving initiatives	—	—	(0.5)
Gain on sales of non-core product lines	—	—	(0.1)
Effective income tax rate, non-GAAP	31.7%	31.8%	31.8%

The effective income tax rate in all years benefited from global tax planning initiatives.

Net Income attributable to Colgate-Palmolive Company

Net income attributable to Colgate-Palmolive Company was $2,241, or $2.38 per share on a diluted basis, in 2013 compared to $2,472, or $2.57 per share on a diluted basis, in 2012 and $2,431, or $2.47 per share on a diluted basis, in 2011. In 2013 and 2012, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the 2012 Restructuring Program. In 2013, 2012 and 2011, Net income attributable to Colgate-Palmolive Company included aftertax costs related to the sale of land in Mexico. In 2013, Net income attributable to Colgate-Palmolive Company also included a one-time aftertax charge for the impact of the devaluation in Venezuela and a charge for a competition law matter in France related to the home care and personal care sectors. In 2012 and 2011, Net income attributable to Colgate-Palmolive Company also included aftertax costs associated with various business realignment and other cost-saving initiatives. In 2011, Net income attributable to Colgate-Palmolive Company also included an aftertax gain on the sale of the non-core laundry detergent business in Colombia and aftertax costs associated with a competition law matter in France related to a divested detergent business.

Excluding the items described above in all applicable years, Net income attributable to Colgate-Palmolive Company increased 4% to $2,665 in 2013 and Earnings per common share, diluted increased 6% to $2.84. Net income attributable to Colgate-Palmolive Company increased to $2,574 in 2012, as compared to $2,473 in 2011, and Earnings per common share, diluted increased 7% to $2.68 in 2012.

	2013	2012	% Change	2011	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$2,241	$2,472	(9)%	$2,431	2%
2012 Restructuring Program	278	70		—
Venezuela devaluation charge	111	—		—
Charges for French competition law matters	23	—		21
Costs related to the sale of land in Mexico	12	18		9
Business realignment and other cost-saving initiatives	—	14		147
Gain on sales of non-core product lines	—	—		(135)
Net income attributable to Colgate-Palmolive Company, non-GAAP	$2,665	$2,574	4%	$2,473	4%

(Dollars in Millions Except Per Share Amounts)

	2013	2012	% Change	2011	% Change
Earnings per common share, diluted, GAAP	$2.38	$2.57	(7)%	$2.47	4%
2012 Restructuring Program	0.30	0.07		—
Venezuela devaluation charge	0.12	—		—
Charges for French competition law matters	0.03	—		0.02
Costs related to the sale of land in Mexico	0.01	0.02		0.01
Business realignment and other cost-saving initiatives	—	0.02		0.15
Gain on sales of non-core product lines	—	—		(0.14)
Earnings per common share, diluted, non-GAAP	$2.84	$2.68	6%	$2.51	7%

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

Oral, Personal and Home Care

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management’s knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company’s financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company’s global business are reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America.

In addition, given the growing importance of the Company’s operations in emerging markets, effective with the quarter ended September 30 2013, the Company began to separately report financial information for its Asia and Africa/Eurasia operating segments. Previously, the financial information for these operating segments was aggregated into the Greater Asia/Africa reportable operating segment.

The Company has recast its historical geographic segment information to conform to the new reporting structure which results in modification to the geographic components of the Oral, Personal and Home Care segment, with no impact on historical Company results overall.

North America

	2013	2012	% Change		2011	% Change
Net sales	$3,072	$2,971	3.5%		$2,878	3.5%
Operating profit	$927	$810	14%		$768	5%
% of Net sales	30.2%	27.3%	290	bps	26.7%	60	bps

Net sales in North America increased 3.5% in 2013 to $3,072, driven by volume growth of 3.5%, while net selling prices and foreign exchange were flat. Organic sales in North America increased 3.5% in 2013.

The increase in organic sales in North America in 2013 versus 2012 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Home Care sales also contributed to organic sales growth due to strong sales in the hand dish and fabric softener categories.

(Dollars in Millions Except Per Share Amounts)

Net sales in North America increased 3.5% in 2012 to $2,971, driven by volume growth of 2.0% and net selling price increases of 1.5%. Organic sales in North America increased 3.5% in 2012.

Operating profit in North America increased 14% in 2013 to $927, or 290 bps to 30.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (230 bps) and a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (200 bps). This decrease in Selling, general and administrative expenses was due to lower overhead costs (70 bps), which were partially offset by increased advertising investment (30 bps).

Operating profit in North America increased 5% in 2012 to $810, or 60 bps to 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was driven by an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was due to increased advertising investment.

Latin America

	2013	2012	% Change		2011	% Change
Net sales	$5,012	$5,032	(0.5)%		$4,895	3.0%
Operating profit	$1,385	$1,454	(5)%		$1,437	1%
% of Net sales	27.6%	28.9%	(130)	bps	29.4%	(50)	bps

Net sales in Latin America decreased 0.5% in 2013 to $5,012, as volume growth of 5.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 9.5%. Organic sales in Latin America increased 9.5% in 2013. Volume gains were led by Brazil, Venezuela, Mexico and Central America.

The increase in organic sales in Latin America in 2013 versus 2012 was driven by an increase in Oral Care sales, with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care also contributed to organic sales growth with gains in the bar soap category. Strong sales in the hand dish and fabric softener categories contributed to organic sales growth in Home Care.

Net sales in Latin America increased 3.0% in 2012 to $5,032, driven by volume growth of 2.5% and net selling price increases of 6.5%, which were largely offset by negative foreign exchange of 6.0%. Organic sales in Latin America increased 10.5% in 2012. Excluding the impact of the divested non-core laundry detergent business in Colombia, volume increased 4.0% in 2012.

Operating profit in Latin America decreased 5% in 2013 to $1,385, or 130 bps to 27.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (110 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (490 bps), primarily in Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps) and benefits of pricing as noted above. This increase in Selling, general and administrative expenses was driven by increased advertising investment (10 bps).

While Operating profit in Latin America increased 1% in 2012 to $1,454, it decreased 50 bps as a percentage of Net sales to 28.9%. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses and Other (income) expense, net, which were partially offset by an increase in Gross profit, all as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, partially offset by higher raw and packaging material costs, negative foreign exchange transaction costs and costs associated with the difficult economic and labor environment in Venezuela, which likewise impacted unit volume in that country. This increase in Selling, general and administrative expenses and Other (income) expense, net was primarily due to inflation and foreign exchange.

(Dollars in Millions Except Per Share Amounts)

Europe/South Pacific

	2013	2012	% Change		2011	% Change
Net sales	$3,396	$3,417	(0.5)%		$3,508	(2.5)%
Operating profit	$805	$747	8%		$715	4%
% of Net sales	23.7%	21.9%	180	bps	20.4%	150	bps

Net sales in Europe/South Pacific decreased 0.5% in 2013 to $3,396, as volume growth of 1.5% and positive foreign exchange of 0.5% were more than offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific decreased by 0.5% in 2013. Volume gains in Australia and the United Kingdom were partially offset by volume declines in Greece and France.

Organic sales in Europe/South Pacific decreased in 2013 versus 2012 as higher Oral Care sales were more than offset by declines in Personal Care and Home Care sales. The toothpaste, manual toothbrush and mouthwash categories all contributed to the increase in Oral Care sales. Declines in sales in the shower gel and underarm protection categories contributed to the decrease in Personal Care sales. The decrease in Home Care sales was due to sales declines in the hand dish and the liquid cleaners categories.

Net sales in Europe/South Pacific decreased 2.5% in 2012 to $3,417, as volume growth of 4.0% was more than offset by negative foreign exchange of 5.0% and net selling price decreases of 1.5%. The Sanex business contributed 3.0% to Europe/South Pacific sales and volume growth in 2012. Organic sales in Europe/South Pacific decreased by 0.5% in 2012.

Operating profit in Europe/South Pacific increased 8% in 2013 to $805, or 180 bps to 23.7% of Net sales. The increase in Operating profit was due to an increase in Gross profit (200 bps), which was partially offset by an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This increase in Gross profit was driven by cost savings from the Company’s funding-the-growth initiatives (220 bps), which were partially offset by lower pricing as noted above. This increase in Selling, general and administrative expenses was primarily driven by increased advertising investment (90 bps), which was partially offset by lower overhead expenses (80 bps).

Operating profit in Europe/South Pacific increased 4% in 2012 to $747, or 150 bps to 21.9% of Net sales. The increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by savings from the Company’s funding-the-growth initiatives, which were partially offset by lower pricing and higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was primarily driven by lower overhead expenses, which were partially offset by increased advertising investment.

(Dollars in Millions Except Per Share Amounts)

Asia

	2013	2012	% Change		2011	% Change
Net sales	$2,472	$2,264	9.0%		$2,074	9.0%
Operating profit	$698	$619	13%		$565	10%
% of Net sales	28.2%	27.3%	90	bps	27.2%	10	bps

Net sales in Asia increased 9.0% in 2013 to $2,472, driven by volume growth of 10.5% as net selling prices were flat and foreign exchange was negative 1.5%. Organic sales in Asia grew 10.5% in 2013. Volume gains were led by the Greater China region, India, Thailand and the Philippines.

The increase in organic sales in 2013 versus 2012 was driven by an increase in Oral Care sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care sales also contributed to organic sales growth with gains in the shampoo category.

Net sales in Asia increased 9.0% in 2012 to $2,264, driven by volume growth of 7.5% and net selling price increases of 4.5%, which were partially offset by negative foreign exchange of 3.0%. Organic sales in Asia grew 12.0% in 2012.

Operating profit in Asia increased 13% in 2013 to $698, or 90 bps to 28.2% of Net sales. This increase in Operating profit was due to an increase in Gross profit (140 bps), which was partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (220 bps), partially offset by higher raw and packaging material costs (90 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was driven by increased advertising investment (50 bps).

Operating profit in Asia increased 10% in 2012 to $619, or 10 bps to 27.3% of Net sales. This increase in Operating profit was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives and the benefits of pricing as noted above, partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was driven by increased investment in customer development initiatives and increased advertising investment.

Africa/Eurasia

	2013	2012	% Change		2011	% Change
Net sales	$1,257	$1,241	1.5%		$1,207	3.0%
Operating profit	$268	$267	—%		$242	10%
% of Net sales	21.3%	21.5%	(20)	bps	20.0%	150	bps

Net sales in Africa/Eurasia increased 1.5% in 2013 to $1,257, driven by volume growth of 8.0%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 5.5%. Organic sales in Africa/Eurasia grew 7.0% in 2013. Volume gains were led by Turkey, Russia, the Sub Saharan Africa region and the Central Asia/Caucasus region.

The increase in organic sales in 2013 versus 2012 was driven by an increase in Oral Care sales due to strong sales in the toothpaste and manual toothbrush categories. Personal Care sales also contributed to organic sales growth with gains in the shower gel category.

Net sales in Africa/Eurasia increased 3.0% in 2012 to $1,241, driven by volume growth of 7.0% and net selling price increases of 3.0%, which were partially offset by negative foreign exchange of 7.0%. The Sanex business contributed 1.0% to Africa/Eurasia sales and volume growth in 2012. Organic sales in Africa/Eurasia grew 9.0% in 2012.

(Dollars in Millions Except Per Share Amounts)

While Operating profit in Africa/Eurasia was flat in 2013 at $268, it decreased 20 bps as a percentage of Net sales to 21.3%. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (110 bps) and Other (income) expense, net (30 bps), which were partially offset by an increase in Gross profit (120 bps), all as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (110 bps), which were partially offset by lower pricing as noted above. This increase in Selling, general and administrative expenses was driven by higher overhead expenses (70 bps) and increased advertising investment (40 bps).

Operating profit in Africa/Eurasia increased 10% in 2012 to $267, or 150 bps to 21.5% of Net sales. This increase in Operating profit was due to an increase in Gross profit and a decrease in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives and the benefits of pricing as noted above, partially offset by higher raw and packaging material costs, which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was driven by decreased advertising investment, which were partially offset by higher overhead expenses.

Hill’s Pet Nutrition

	2013	2012	% Change		2011	% Change
Net sales	$2,211	$2,160	2.5%		$2,172	(0.5)%
Operating profit	$563	$589	(4)%		$560	5%
% of Net sales	25.5%	27.3%	(180)	bps	25.8%	150	bps

Net sales for Hill’s Pet Nutrition increased 2.5% in 2013 to $2,211, driven by volume growth of 1.5% and net selling price increases of 3.5%, which were partially offset by negative foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 5.0% in 2013. Volume gains were led by the United States and Russia and were partially offset by volume declines in Japan. The volume declines in Japan were attributable to a continued contraction in the market as well as heightened competition.

The increase in organic sales in 2013 versus 2012 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and the Naturals categories also contributed to organic sales growth.

Net sales for Hill’s Pet Nutrition decreased 0.5% in 2012 to $2,160, as a volume decline of 2.5% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 1.5% in 2012.

Operating profit in Hill’s Pet Nutrition decreased 4% in 2013 to $563, or 180 bps to 25.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (190 bps) and an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (470 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and the benefits of pricing as noted above. This increase in Selling, general and administrative expenses was primarily due to increased investment in customer development initiatives (20 bps) and increased advertising investment (10 bps).

Operating profit in Hill’s Pet Nutrition increased 5% in 2012 to $589, or 150 bps to 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit, which was partially offset by an increase in Selling, general and administrative expenses, both as a percentage of Net sales. This increase in Gross profit was driven by higher pricing and cost savings from the Company’s funding-the-growth initiatives, which were partially offset by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment.

(Dollars in Millions Except Per Share Amounts)

Corporate

	2013	2012	% Change	2011	% Change
Operating profit (loss)	$(1,090)	$(597)	83%	$(446)	34%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2013	2012	2011
2012 Restructuring Program	$(371)	$(89)	$—
Venezuela devaluation charge	(172)	—	—
Charges for French competition law matters	(23)	—	(21)
Costs related to the sale of land in Mexico	(18)	(24)	(13)
Business realignment and other cost-saving initiatives	—	(21)	(190)
Gain on sales of non-core product lines	—	—	207
Sanex acquisition transaction costs	—	—	(12)
Corporate overhead costs and other, net	(506)	(463)	(417)
Total Corporate Operating profit (loss)	$(1,090)	$(597)	$(446)

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

▪	Simplifying and standardizing how work gets done by increasing technology-enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

▪	Reducing structural costs to continue to increase the Company’s gross and operating profit.

▪	Building on Colgate’s current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Anticipated pretax charges for 2014 are expected to amount to approximately $275 to $325 ($200 to $230 aftertax). Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia

(Dollars in Millions Except Per Share Amounts)

(5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. Savings in 2014 should approximate $105 to $125 ($90 to $110 aftertax).

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

For the years ended December 31, 2013 and 2012, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2013	2012
Cost of sales	$32	$2
Selling, general and administrative expenses	137	6
Other (income) expense, net	202	81
Total 2012 Restructuring Program charges, pretax	$371	$89

Total 2012 Restructuring Program charges, aftertax	$278	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the year ended December 31, 2013 relate to initiatives undertaken in North America (11%), Europe/South Pacific (28%), Latin America (4%), Africa/Eurasia (7%), Hill’s Pet Nutrition (8%) and Corporate (42%). Total charges for the 2012 Restructuring Program for the year ended December 31, 2012 relate to initiatives undertaken in North America (2%), Europe/South Pacific (55%), Africa/Eurasia (2%), Hill’s Pet Nutrition (3%) and Corporate (38%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (10%), Europe/South Pacific (33%), Latin America (3%), Africa/Eurasia (6%), Hill’s Pet Nutrition (7%) and Corporate (41%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $460 ($348 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2013
Employee-Related Costs	$222
Incremental Depreciation	26
Asset Impairments	1
Other	211
Total	$460

(Dollars in Millions Except Per Share Amounts)

The majority of costs incurred since inception relate to the following projects: restructuring how the Company provides retirement benefits to its U.S.-based employees by shifting them from the Company’s defined benefit retirement plans to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; other exit costs related to office consolidation; and the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Charges	78	—	—	11	89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the year ended December 31, 2013 which are reflected as Charges against assets within Employee-related costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2013 and 2012 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $50 and $8, respectively, and contract termination costs and charges resulting directly from exit activities of $34 and $3, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the year ended December 31, 2013 are other exit costs of $25 related to office space consolidation and a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits).

Non-GAAP Financial Measures

This Annual Report on Form 10-K discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2013 and 2012 is provided below.

(Dollars in Millions Except Per Share Amounts)

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and, as applicable, excluding the impacts of charges related to the 2012 Restructuring Program, the one-time charge resulting from the Venezuela devaluation, a charge for the competition law matter in France related to the home care and personal care sectors, a charge for the competition law matter in France related to a divested detergent business, costs related to the sale of land in Mexico, costs associated with various business realignment and other cost-saving initiatives and the gain on the sale of the non-core laundry detergent business in Colombia (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2013 and 2012 is presented within the applicable section of Results of Operations.

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

The following tables provide a quantitative reconciliation of organic sales growth to Net sales growth for each of the years ended December 31, 2013 and 2012 versus the prior year:

Year ended December 31, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	9.5%	(9.5)%	(0.5)%	(0.5)%
Europe/South Pacific	(0.5)%	0.5%	(0.5)%	(0.5)%
Asia	10.5%	(1.5)%	—%	9.0%
Africa/Eurasia	7.0%	(5.5)%	—%	1.5%
Total Oral, Personal and Home Care	6.0%	(4.0)%	—%	2.0%
Pet Nutrition	5.0%	(2.5)%	—%	2.5%
Total Company	6.0%	(4.0)%	—%	2.0%

Year ended December 31, 2012	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	10.5%	(6.0)%	(1.5)%	3.0%
Europe/South Pacific	(0.5)%	(5.0)%	3.0%	(2.5)%
Asia	12.0%	(3.0)%	—%	9.0%
Africa/Eurasia	9.0%	(7.0)%	1.0%	3.0%
Total Oral, Personal and Home Care	6.5%	(4.5)%	0.5%	2.5%
Pet Nutrition	1.5%	(2.0)%	—%	(0.5)%
Total Company	6.0%	(4.0)%	—%	2.0%

(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, costs related to the 2012 Restructuring Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Cash Flow

Net cash provided by operations was $3,204 in 2013, compared to $3,196 in 2012 and $2,896 in 2011. Net cash provided by operations for 2013 increased as strong operating earnings and a continued tight focus on working capital were partially offset by higher cash spending related to the 2012 Restructuring Program. The increase in 2012 as compared to 2011 was primarily due to higher operating earnings, lower voluntary benefit plan contributions and decreased working capital, partially offset by higher income tax payments and payment of the fine in the previously disclosed French competition law matter.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales was 0.7% in both 2013 and 2012.

Approximately 75% of total projected program charges related to the 2012 Restructuring Program, currently estimated between $1,100 and $1,250 ($775 and $875 aftertax), are expected to result in cash expenditures. Savings are currently projected to be in the range of $365 to $435 ($275 to $325 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated charges for 2014 are expected to amount to approximately $275 to $325 ($200 to $230 aftertax) and savings in 2014 should approximate $105 to $125 ($90 to $110 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Substantially all of the restructuring accrual at December 31, 2013 is expected to be paid before year end 2014.

Investing activities used $890 of cash in 2013, compared to $865 and $1,213 during 2012 and 2011, respectively. Purchases of marketable securities and investments decreased in 2013 to $505 from $545 in 2012 primarily due to a decrease in purchases of investments by the Company’s subsidiary in Venezuela of local currency denominated fixed interest rate bonds issued by the Venezuelan government, partially offset by an increase of the Company’s investments through other foreign subsidiaries. In 2012, the Company acquired the remaining interest in Tom’s of Maine for $18. In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility are located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The final installment of $60 is due upon transfer of the property, which is expected to occur in 2014. In 2011, the Company also acquired the Sanex business for $966. The Company sold its non-core laundry detergent business in Colombia in 2011 for $215 ($135 aftertax gain). Capital expenditures were $670, $565 and $537 for 2013, 2012 and 2011, respectively. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2014 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5% primarily due to the 2012 Restructuring Program.

Financing activities used $2,142 of cash during 2013 compared to $2,301 and $1,242 during 2012 and 2011, respectively. The decrease in cash used in 2013 as compared to 2012 was primarily due to a lower level of share repurchases, partially offset by higher dividends paid and lower proceeds from exercises of stock options. The increase in 2012 was primarily due to lower net proceeds from the issuance of debt, an increase in dividends paid in 2012, and higher share repurchase costs, partially offset by higher proceeds from exercises of stock options.

Long-term debt, including the current portion, increased to $5,644 as of December 31, 2013, as compared to $5,176 as of December 31, 2012 and total debt increased to $5,657 as of December 31, 2013 as compared to $5,230 as of December 31, 2012. During the fourth quarter of 2013, the Company issued $300 of five-year notes at a fixed rate of 1.50% and $82 of forty-year notes at a variable rate. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. During the third quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 1.95% and during the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30%. During the fourth quarter of 2011, the Company issued $300 of three-year notes at a fixed rate of 0.6%, $400 of five-year notes at a fixed rate of 1.3% and $300 of ten-year notes at a fixed rate of 2.45%. During the second quarter of 2011, the Company issued $250 of three-year notes at a fixed rate of 1.25% and $250 of six-year notes at a fixed rate of 2.625%. The

(Dollars in Millions Except Per Share Amounts)

debt issuances in 2013, 2012 and 2011 were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second and fourth quarters of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. Proceeds from the debt issuance in the second quarter of 2013 were also used to repay and retire $250 of notes due in 2013. Proceeds from the debt issuances in the second and third quarters of 2012 and second quarter of 2011 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. Proceeds from the debt issuances in the fourth quarter of 2011 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes, and to repay outstanding indebtedness under a €408 credit facility.

At December 31, 2013, the Company had access to unused domestic and foreign lines of credit of $2,444 (including under the two facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013 and will expire in November 2018. The Company also has the ability to draw $145 from a revolving credit facility that expires in November 2014. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $0 and $443 as of December 31, 2013 and 2012, respectively. The average daily balances outstanding for commercial paper in 2013 and 2012 were $1,736 and $1,562, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2018.

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2013 and 2012:

	2013			2012
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	2.2%	2014	$13	1.0%	2013	$54
Commercial paper			—	0.1%	2013	443
Total			$13			$497

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. See Note 6, Long-Term Debt and Credit Facilities to the Consolidated Financial Statements for further information about the Company’s long-term debt and credit facilities.

On March 7, 2013, the Board approved a two-for-one stock split of the Company’s common stock to be effected through a 100% stock dividend (the “2013 Stock Split”). The record date for the two-for-one stock split was the close of business on April 23, 2013 and the share distribution occurred on May 15, 2013. The Board authorized that the number of shares remaining under the 2011 Program (defined below) as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split. All per share amounts and numbers of shares outstanding in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are presented on a post-split basis. Refer to Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements for additional information.

Dividend payments in 2013 were $1,382, an increase from $1,277 in 2012 and $1,203 in 2011. Common stock dividend payments increased to $1.33 per share in 2013 from $1.22 per share in 2012 and $1.14 per share in 2011. In the first quarter of 2013, the Company’s Board of Directors increased the quarterly common stock cash dividend to $0.34 per share from $0.31 per share, effective in the second quarter of 2013.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. The share repurchase program approved by the Board of Directors on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

(Dollars in Millions Except Per Share Amounts)

Aggregate share repurchases in 2013, adjusted for the 2013 Stock Split, consisted of 24.6 million common shares under the 2011 Program and 1 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,521. Aggregate repurchases in 2012, adjusted for the 2013 Stock Split, consisted of 37.6 million common shares under the 2011 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,943. Aggregate repurchases in 2011, adjusted for the 2013 Stock Split, consisted of 40.8 million common shares under both the 2011 Program and a previously authorized repurchase program, and 1.8 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,806.

Cash and cash equivalents increased $78 during 2013 to $962 at December 31, 2013, compared to $884 at December 31, 2012, most of which ($865 and $861, respectively) were held by the Company’s foreign subsidiaries. These amounts include $114 and $170 at December 31, 2013 and 2012, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2013, the Company had approximately $4,700 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. Determining the tax liability that would arise if these earnings were repatriated is not practicable.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2013:

		Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt including current portion	$5,644	$895	$491	$255	$664	$695	$2,644
Net cash interest payments on long-term debt(1)	564	90	81	66	62	44	221
Leases	1,102	196	172	138	126	121	349
Purchase obligations(2)	800	530	143	119	8	—	—
Total	$8,110	$1,711	$887	$578	$860	$860	$3,214
_______

(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2013 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2014. Management does not expect to make a voluntary contribution to the U.S. pension plans for the year ending December 31, 2014. In addition, total benefit payments to be paid to participants for the year ending December 31, 2014 from the Company’s assets is estimated to be approximately $98.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities.  See Note 11, Income Taxes to the Consolidated Financial Statements for more information.

(Dollars in Millions Except Per Share Amounts)

As more fully described in Part I, Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements, the Company is contingently liable with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

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

The sensitivity of our financial instruments to market fluctuations is discussed below. See Note 2, Summary of Significant Accounting Policies and Note 7, Fair Value Measurements and Financial Instruments to the Consolidated Financial Statements for further discussion of derivatives and hedging policies and fair value measurements.

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company manages its foreign currency exposures through a combination of cost-containment measures, sourcing strategies, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements. See the “Results of Operations” section above for discussion of the foreign exchange impact on Net sales in each operating segment.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $5 and $1 at December 31, 2013 and 2012, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2013, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $33.

Interest Rate Risk

The Company manages its mix of fixed and floating rate debt against its target with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates.

(Dollars in Millions Except Per Share Amounts)

Based on year-end 2013 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $5 in 2013.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, pulp, essential oils, tallow, tropical oils, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized gains of $0 and $1 at December 31, 2013 and 2012, respectively. At the end of 2013, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $1.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Consolidated Financial Statements and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs and inventories.

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 750 bps, from 58.6% to 51.1% in 2013 and decreased by 740 bps and 750 bps in 2012 and 2011, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (80% of inventories) and the last-in, first-out (“LIFO”) method (20% of inventories). There would have been no material impact on reported earnings for 2013, 2012 or 2011 had all inventories been accounted for under the FIFO method.

(Dollars in Millions Except Per Share Amounts)

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingency reserves.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.96%, 4.14% and 4.90% as of December 31, 2013, 2012 and 2011, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 5.24%, 4.32% and 5.26% as of December 31, 2013, 2012 and 2011, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.80% as of December 31, 2013, 7.30% as of December 31, 2012 and 7.75% as of December 31, 2011. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 9%, 11%, 7%, 6%, and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans' investments with a target asset allocation of approximately 53% in fixed income securities, 27% in equity securities and 20% in real estate and other investments. As the funded status of the plans improved in 2013, the Company reallocated a portion of the assets of the U.S. plans from equity securities to fixed income securities and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $11. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $3. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2013, 3.50% as of December 31, 2012 and 4.00% as of December 31, 2011. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 7.0% for 2014, declining to 5.0% by 2020 and remaining at 5.0% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $6.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of each stock option granted for the year ended December 31, 2013 was $7.41. The Black-Scholes model uses various assumptions to determine the fair value of options. These assumptions include the expected term of options, expected volatility, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in fair value.  A one-year change in term would result in a change in fair value of approximately 8%. A 1% change in volatility would change fair value by approximately 6%.

▪
Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. The Company performs either a quantitative or qualitative assessment to determine the fair value of its reporting units for goodwill and fair value of its indefinite life intangible assets. The asset impairment analysis performed for both goodwill and indefinite life intangible assets requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, foreign exchange rates and the selection of a discount rate. Qualitative factors, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance.

(Dollars in Millions Except Per Share Amounts)

The estimated fair value of the Company’s intangible assets substantially exceeds the recorded book value, except for the intangible assets acquired in the Sanex acquisition in 2011, which were recorded at fair value. The estimated fair value of the Company’s reporting units also substantially exceeds the recorded book value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets. Asset impairment analysis related to certain fixed assets in connection with the 2012 Restructuring Program requires management’s best estimate of net realizable values. Asset impairment analysis related to the fixed assets of the Company’s subsidiary in Venezuela requires management’s best estimate of future exchange rates between the U.S. dollar and the bolivar fuerte, the rate of inflation in Venezuela and the timing and amount of future selling price increases for products sold in Venezuela.

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

▪
Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and other advisors. Such assessments are reviewed each period and revised based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, it is the opinion of management that these matters will not have a material impact on the Company’s financial position, or its ongoing results of operations or cash flows. Refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

The Company generates revenue through the sale of well-known consumer products to trade customers under established trading terms. While the recognition of revenue and receivables requires the use of estimates, there is a short time frame (typically less than 60 days) between the shipment of product and cash receipt, thereby reducing the level of uncertainty in these estimates. Refer to Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements for further description of the Company’s significant accounting policies.

Market Share Information

Management uses market share information as a key indicator to monitor business health and performance. References to market share in this Annual Report on Form 10-K are based on a combination of consumption and market share data provided by third-party vendors, primarily Nielsen, and internal estimates. All market share references represent the percentage of the dollar value of sales of our products, relative to all product sales in the category in the countries in which the Company competes and purchases data.
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

(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price or profit controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2013.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and has expressed an unqualified opinion in their report, which appears in this report.

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

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2014 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2013:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	47,371	(1)	$42.63	(2)	68,224	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	47,371		$42.63		68,224
_______

(1)
Consists of 42,832 options outstanding and 4,539 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans.

(2)	Includes the weighted-average exercise price of stock options outstanding of $47.15 and restricted stock units of $0.00.

(3)	Amount includes 54,815 options available for issuance and 13,409 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2014 Proxy Statement is incorporated herein by reference.

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

Colgate-Palmolive Company (Registrant)

Date: February 20, 2014	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	Nikesh Arora, John T. Cahill, Helene D. Gayle, Ellen M. Hancock, Joseph Jimenez, Richard J. Kogan, Delano E. Lewis, J. Pedro Reinhard, Stephen I. Sadove

/s/ Dennis J. Hickey	/s/ Andrew D. Hendry
Dennis J. Hickey Chief Financial Officer	Andrew D. Hendry As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 20, 2014

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2013	2012	2011
Net sales	$17,420	$17,085	$16,734
Cost of sales	7,219	7,153	7,144
Gross profit	10,201	9,932	9,590
Selling, general and administrative expenses	6,223	5,930	5,758
Other (income) expense, net	422	113	(9)
Operating profit	3,556	3,889	3,841
Interest (income) expense, net	(9)	15	52
Income before income taxes	3,565	3,874	3,789
Provision for income taxes	1,155	1,243	1,235
Net income including noncontrolling interests	2,410	2,631	2,554
Less: Net income attributable to noncontrolling interests	169	159	123
Net income attributable to Colgate-Palmolive Company	$2,241	$2,472	$2,431
Earnings per common share, basic	$2.41	$2.60	$2.49
Earnings per common share, diluted	$2.38	$2.57	$2.47

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2013	2012	2011
Net income including noncontrolling interests	$2,410	$2,631	$2,554
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(166)	(18)	(305)
Retirement Plan and other retiree benefit adjustments	318	(145)	(108)
Gains (losses) on available-for-sale securities	13	18	46
Gains (losses) on cash flow hedges	2	1	—
Total Other comprehensive income (loss), net of tax	167	(144)	(367)
Total Comprehensive income including noncontrolling interests	2,577	2,487	2,187
Less: Net income attributable to noncontrolling interests	169	159	123
Less: Cumulative translation adjustments attributable to noncontrolling interests	(3)	2	(7)
Total Comprehensive income attributable to noncontrolling interests	166	161	116
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,411	$2,326	$2,071

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$962	$884
Receivables (net of allowances of $67 and $61, respectively)	1,636	1,668
Inventories	1,425	1,365
Other current assets	799	639
Total current assets	4,822	4,556
Property, plant and equipment, net	4,083	3,842
Goodwill, net	2,474	2,500
Other intangible assets, net	1,496	1,499
Deferred income taxes	77	92
Other assets	924	905
Total assets	$13,876	$13,394
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$13	$54
Current portion of long-term debt	895	250
Accounts payable	1,343	1,290
Accrued income taxes	239	254
Other accruals	1,980	1,888
Total current liabilities	4,470	3,736
Long-term debt	4,749	4,926
Deferred income taxes	444	293
Other liabilities	1,677	2,049
Total liabilities	11,340	11,004
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	1,004	818
Retained earnings	17,952	16,953
Accumulated other comprehensive income (loss)	(2,451)	(2,621)
Unearned compensation	(33)	(41)
Treasury stock, at cost	(15,633)	(14,386)
Total Colgate-Palmolive Company shareholders’ equity	2,305	2,189
Noncontrolling interests	231	201
Total shareholders’ equity	2,536	2,390
Total liabilities and shareholders’ equity	$13,876	$13,394

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2011	$1,466	$399	$(99)	$(11,305)	$14,329	$(2,115)	$142
Net income					2,431		123
Other comprehensive income (loss), net of tax						(360)	(7)
Dividends					(1,111)		(92)
Stock-based compensation expense		122
Shares issued for stock options		88		251
Shares issued for restricted stock awards		(53)		53
Treasury stock acquired				(1,806)
Other		47	39	(1)
Balance, December 31, 2011	$1,466	$603	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income					2,472		159
Other comprehensive income (loss), net of tax						(146)	2
Dividends					(1,168)		(109)
Stock-based compensation expense		120
Shares issued for stock options		99		297
Shares issued for restricted stock awards		(70)		70
Treasury stock acquired				(1,943)
Other		66	19	(2)			(17)
Balance, December 31, 2012	$1,466	$818	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					2,241		169
Other comprehensive income (loss), net of tax						170	(3)
Dividends					(1,242)		(140)
Stock-based compensation expense		128
Shares issued for stock options		82		201
Shares issued for restricted stock awards		(75)		75
Treasury stock acquired				(1,521)
Other		51	8	(2)			4
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2013	2012	2011
Operating Activities
Net income including noncontrolling interests	$2,410	$2,631	$2,554
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	439	425	421
Restructuring and termination benefits, net of cash	182	35	103
Venezuela devaluation charge	172	—	—
Gain before tax on sales of non-core product lines	—	—	(207)
Voluntary benefit plan contributions	(101)	(101)	(178)
Stock-based compensation expense	128	120	122
Deferred income taxes	71	63	88
Cash effects of changes in:
Receivables	(37)	19	(130)
Inventories	(97)	(21)	(130)
Accounts payable and other accruals	24	(5)	199
Other non-current assets and liabilities	13	30	54
Net cash provided by operations	3,204	3,196	2,896
Investing Activities
Capital expenditures	(670)	(565)	(537)
Sale of property and non-core product lines	15	72	263
Purchases of marketable securities and investments	(505)	(545)	(356)
Proceeds from sale of marketable securities and investments	267	147	423
Payment for acquisitions, net of cash acquired	(3)	(29)	(966)
Other	6	55	(40)
Net cash used in investing activities	(890)	(865)	(1,213)
Financing Activities
Principal payments on debt	(7,554)	(5,011)	(4,429)
Proceeds from issuance of debt	7,976	5,452	5,843
Dividends paid	(1,382)	(1,277)	(1,203)
Purchases of treasury shares	(1,521)	(1,943)	(1,806)
Proceeds from exercise of stock options and excess tax benefits	339	478	353
Net cash used in financing activities	(2,142)	(2,301)	(1,242)
Effect of exchange rate changes on Cash and cash equivalents	(94)	(24)	(53)
Net increase (decrease) in Cash and cash equivalents	78	6	388
Cash and cash equivalents at beginning of year	884	878	490
Cash and cash equivalents at end of year	$962	$884	$878
Supplemental Cash Flow Information
Income taxes paid	$1,087	$1,280	$1,007
Interest paid	118	77	58

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two distinct product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners, bleaches and other similar items. These products are sold primarily to retail trade customers and wholesale distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers and veterinarians. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2013	2012	2011
Oral Care	46%	44%	43%
Personal Care	21%	22%	22%
Home Care	20%	21%	22%
Pet Nutrition	13%	13%	13%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2013 and 2012, equity method investments included in Other assets in the Consolidated Balance Sheets were $27 and $25, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingency reserves. Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,304, $1,262 and $1,250 for the years ended December 31, 2013, 2012 and 2011, respectively.

Marketing Costs

The Company markets its products through advertising and other promotional activities. Advertising costs are included in Selling, general and administrative expenses and are expensed as incurred. Certain consumer and trade promotional programs, such as consumer coupons, are recorded as a reduction of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The cost of approximately 80% of inventories is determined using the first-in, first-out (“FIFO”) method. The cost of all other inventories, predominantly in the U.S. and Mexico, is determined using the last-in, first-out (“LIFO”) method.

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

The Company may also enter into certain foreign currency and interest rate instruments that economically hedge certain of its risks but do not qualify for hedge accounting. Changes in fair value of these derivative instruments, based on quoted market prices, are recognized in earnings each period. The Company’s derivative instruments and other financial instruments are more fully described in Note 7, Fair Value Measurements and Financial Instruments along with the related fair value measurement considerations.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant over the requisite service period.  The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards.  Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2013 and interim periods within those years. This new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

Goodwill of $411 was allocated between the Europe/South Pacific segment (90%) and the Africa/Eurasia segment (10%). The Company expects that substantially all of the goodwill will be deductible for tax purposes.

Pro forma results of operations have not been presented, as the impact on the Company’s consolidated financial statements is not material. In 2011, Other (income) expense, net included $12 in transaction costs related to the acquisition.

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

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is reinvesting these payments to relocate its soap production to a new state-of-the-art facility to be constructed at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. As a result, the Company expects to make capital improvements and incur costs to exit the site through 2014. These exit costs will primarily be related to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2013, 2012 and 2011 the Company recorded $18, $24 and $13 of pretax costs ($12, $18 and $9 of aftertax costs), respectively, related to the sale.

4.        Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program (the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

Implementation of the 2012 Restructuring Program is projected to result in cumulative pretax charges, once all phases are approved and implemented, totaling between $1,100 and $1,250 ($775 and $875 aftertax), which are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (15%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (15%). Anticipated pretax charges for 2014 are expected to amount to approximately $275 to $325 ($200 to $230 aftertax). Over the course of the 2012 Restructuring Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

For the years ended December 31, 2013 and 2012, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2013	2012
Cost of sales	$32	$2
Selling, general and administrative expenses	137	6
Other (income) expense, net	202	81
Total 2012 Restructuring Program charges, pretax	$371	$89

Total 2012 Restructuring Program charges, aftertax	$278	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the year ended December 31, 2013 relate to initiatives undertaken in North America (11%), Europe/South Pacific (28%), Latin America (4%), Africa/Eurasia (7%), Hill’s Pet Nutrition (8%) and Corporate (42%). Total charges for the 2012 Restructuring Program for the year ended December 31, 2012 relate to initiatives undertaken in North America (2%), Europe/South Pacific (55%), Africa/Eurasia (2%), Hill’s Pet Nutrition (3%) and Corporate (38%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (10%), Europe/South Pacific (33%), Latin America (3%), Africa/Eurasia (6%), Hill’s Pet Nutrition (7%) and Corporate (41%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $460 ($348 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2013
Employee-Related Costs	$222
Incremental Depreciation	26
Asset Impairments	1
Other	211
Total	$460

The majority of costs incurred since inception relate to the following projects: restructuring how the Company provides retirement benefits to its U.S.-based employees by shifting them from the Company’s defined benefit retirement plans to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; other exit costs related to office consolidation; and the restructuring of certain commercial operations in advance of implementing an overall hubbing strategy.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Charges	78	—	—	11	89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158

Employee-related costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-related costs also include pension and other retiree benefit enhancements amounting to $17 for the year ended December 31, 2013 which are reflected as Charges against assets within Employee-related costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2013 and 2012 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $50 and $8, respectively, and contract termination costs and charges resulting directly from exit activities of $34 and $3, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the year ended December 31, 2013 are other exit costs of $25 related to office space consolidation and a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2013 and 2012, by segment is as follows:

	2013	2012
Oral, Personal and Home Care
North America	$362	$372
Latin America	353	408
Europe/South Pacific	1,525	1,478
Asia	126	127
Africa/Eurasia	93	100
Total Oral, Personal and Home Care	2,459	2,485
Pet Nutrition	15	15
Total Goodwill, net	$2,474	$2,500

The change in the amount of Goodwill, net in each year is primarily due to the impact of foreign currency translation.

Other intangible assets as of December 31, 2013 and 2012 are comprised of the following:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$551	$(275)	$276	$548	$(254)	$294
Other finite life intangible assets	219	(45)	174	212	(34)	178
Indefinite life intangible assets	1,046	—	1,046	1,027	—	1,027
Total Other intangible assets	$1,816	$(320)	$1,496	$1,787	$(288)	$1,499

The changes in the net carrying amounts of Other intangible assets during 2013, 2012 and 2011 were partially due to amortization expense of $32, $31 and $28, respectively, as well as the impact of foreign currency translation.  In 2013, 2012 and 2011, Indefinite life intangible assets included trademarks of $403 and Other finite life intangible assets included customer relationships of $193 acquired in connection with the Sanex acquisition (see Note 3, Acquisitions and Divestitures). Annual estimated amortization expense for each of the next five years is expected to be approximately $29.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.            Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities			2013	2012
Notes	2.0%	2014	-	2078	$5,644	$4,733
Commercial paper					—	443
					5,644	5,176
Less: Current portion of long-term debt					895	250
Total					$4,749	$4,926

The weighted-average interest rate on short-term borrowings of $13 in 2013 and $54 in 2012 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2013 and 2012 was 2.2% and 1.0%, respectively.

The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2013, are as follows:

Years Ended December 31,
2014	$895
2015	491
2016	255
2017	664
2018	695
Thereafter	2,644
The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

During the fourth quarter of 2013, the Company issued $300 of five-year notes at a fixed rate of 1.50% and $82 of forty-year notes at a variable rate. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. During the third quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 1.95% and during the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30%.

The debt issuances in 2013 and 2012 were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second and fourth quarters of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes. In addition, proceeds from the debt issuance in the second quarter of 2013 were used to repay and retire $250 of notes due in 2013. Proceeds from the debt issuances in the second and third quarters of 2012 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes.

At December 31, 2013, the Company had access to unused domestic and foreign lines of credit of $2,444 (including under the two facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013 and will expire in November 2018. The Company also has the ability to draw $145 from a revolving credit facility that expires in November 2014. Commitment fees related to the credit facilities are not material.

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

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company manages its foreign currency exposures through a combination of cost-containment measures, sourcing strategies, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

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

Interest Rate Risk

The Company manages its targeted mix of fixed and floating rate debt with debt issuances and by entering into interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. The notional amount, interest payment and maturity date of the swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation).

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, pulp, essential oils, tallow, tropical oils, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts.  Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2013 and December 31, 2012:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/13	12/31/12		12/31/13	12/31/12
Interest rate swap contracts	Other current assets	$1	$3	Other accruals	$—	$—
Interest rate swap contracts	Other assets	20	41	Other liabilities	1	—
Foreign currency contracts	Other current assets	14	7	Other accruals	8	10
Foreign currency contracts	Other assets	—	13	Other liabilities	10	—
Commodity contracts	Other current assets	—	1	Other accruals	—	—
Total designated		$35	$65		$19	$10

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$3	$1
Total not designated		$—	$—		$3	$1

Total derivative instruments		$35	$65		$22	$11

Other financial instruments
Marketable securities	Other current assets	$173	$116
Venezuelan bonds, long-term	Other assets	685	618
Total other financial instruments		$858	$734

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2013 and 2012. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2013 and 2012, was $5,690 and $5,484, respectively, and the related carrying value was $5,644 and $5,176, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Fair value hedges

The Company has designated all interest rate swap contracts and certain foreign currency forward and option contracts as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings. The impact of foreign currency contracts is primarily recognized in Selling, general and administrative expenses and the impact of interest rate swap contracts is recognized in Interest (income) expense, net. Activity related to fair value hedges recorded during each period presented was as follows:

	2013			2012
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$1,320	$1,188	$2,508	$1,117	$1,338	$2,455
Gain (loss) on derivative	24	(22)	2	9	6	15
Gain (loss) on hedged items	(24)	22	(2)	(9)	(6)	(15)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Activity related to cash flow hedges recorded during each period presented was as follows:

	2013			2012
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$386	$14	$400	$398	$23	$421
Gain (loss) recognized in OCI	20	—	20	4	9	13
Gain (loss) reclassified into Cost of sales	16	1	17	4	7	11

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

	2013			2012
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$529	$256	$785	$522	$383	$905
Gain (loss) on instruments	(24)	(4)	(28)	(11)	(8)	(19)
Gain (loss) on hedged items	23	4	27	8	8	16

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

	2013	2012
	Cross-currency Swap	Cross-currency Swap
Notional Value at December 31,	$96	$96
Gain (loss) on instrument	(2)	(4)
Gain (loss) on hedged item	2	4

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $173 with original maturities greater than 90 days (Level 1 valuation). Other assets include the long-term portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $685. The current portion of these bonds was $0 as of December 31, 2013.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked devaluation-protected bonds and bolivar fuerte denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of December 31, 2013, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar fuerte denominated fixed interest rate bonds was $233 and $452, respectively. These bonds are considered available-for-sale securities and, as noted above, $685 was included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the twelve months ended December 31:

	2013	2012
Beginning balance as of January 1	$642	$236
Unrealized gain (loss) on investment	(113)	28
Purchases and sales during the period	156	378
Ending balance as of December 31	$685	$642

The Unrealized loss on investment consisted primarily of a one-time loss of $133 in the first quarter of 2013 related to the remeasurement of the fixed interest rate bonds at February 9, 2013, the date of the devaluation. For further information regarding Venezuela and the devaluation, refer to Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Common Stock Split

On March 7, 2013, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock to be effected through a 100% stock dividend (the “2013 Stock Split”). The record date for the 2013 Stock Split was the close of business on April 23, 2013, and the share distribution occurred on May 15, 2013. As a result of the stock split, shareholders received one additional share of Colgate common stock, par value $1.00, for each share they held as of the record date.

All per share amounts and numbers of shares outstanding in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements are presented on a post-split basis. In addition, the impact on the Balance Sheet as a result of the 2013 Stock Split was an increase of $733 to Common Stock and an offsetting reduction in Additional paid-in capital, which has been retroactively restated.

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

The Company repurchased its common stock at a cost of $1,521 during 2013 under a share repurchase program that was approved by the Board of Directors and publicly announced in September 2011 (the “2011 Program”). The 2011 Program authorized the Company to repurchase up to 50 million shares of its common stock. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the 2013 Stock Split. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.  The shares may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2011	989,700,934	476,005,426

Common stock acquired	(42,641,872)	42,641,872
Shares issued for stock options	11,517,758	(11,517,758)
Shares issued for restricted stock units and other	1,459,330	(1,459,330)
Balance, December 31, 2011	960,036,150	505,670,210

Common stock acquired	(38,730,602)	38,730,602
Shares issued for stock options	12,217,230	(12,217,230)
Shares issued for restricted stock units and other	2,205,898	(2,205,898)
Balance, December 31, 2012	935,728,676	529,977,684

Common stock acquired	(25,573,317)	25,573,317
Shares issued for stock options	7,883,834	(7,883,834)
Shares issued for restricted stock units and other	1,907,382	(1,907,382)
Balance, December 31, 2013	919,946,575	545,759,785

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The value of restricted stock units, based on market prices, is amortized on a straight-line basis over the requisite service period. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award.  Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company has one incentive compensation plan, which was approved by the Company’s stockholders on May 10, 2013, pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, comprised entirely of independent directors, administers the plan. Previously, the Company issued these awards pursuant to four different stockholder-approved plans. The total stock-based compensation expense charged against pretax income for these plans was $128, $120 and $122 for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized on stock-based compensation was approximately $39, $37 and $40 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.  The weighted-average estimated fair value of stock options granted in the years ended December 31, 2013, 2012 and 2011 was $7.41, $6.73 and $5.97, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2013	2012	2011
Expected Term of Options	4.5 years	4.5 years	4.5 years
Expected Volatility Rate	18.4%	20.8%	21.3%
Risk-Free Rate	1.5%	0.6%	0.8%
Expected Dividend Yield	2.3%	2.4%	2.6%

The weighted-average expected term of options granted each year was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and contractual term of the awards, among other factors.  Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock.  The risk-free rate for the expected term of the option is based on the yield of a zero-coupon U.S. Treasury bond with a maturity period equal to the option’s expected term.

Restricted Stock Units

The Company grants restricted stock unit awards to officers and other employees. Awards vest at the end of the restriction period, which is generally three years.  As of December 31, 2013, approximately 13,409,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2013 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2013	5,268	$43
Activity:
Granted	1,214	59
Vested	(1,854)	41
Forfeited	(89)	45
Restricted stock units as of December 31, 2013	4,539	$48

As of December 31, 2013, there was $66 of total unrecognized compensation expense related to nonvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $69, $63 and $50, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2013, 54,815,000 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

A summary of stock option activity during 2013 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2013	42,342	$43
Granted	9,219	59
Exercised	(8,285)	38
Forfeited or expired	(444)	49
Options outstanding, December 31, 2013	42,832	47	4	$773
Options exercisable, December 31, 2013	24,151	$42	3	$572

As of December 31, 2013, there was $49 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $180, $210 and $162, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2013, 2012 and 2011 was $51, $60 and $32, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2013, 2012 and 2011 were $289, $409 and $332, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The notes, which were guaranteed by the Company, were repaid in July 2009. The ESOP used the proceeds from the notes issuance to purchase 6,315,149 shares of Series B Convertible Preference stock (the “Series B Preference stock”) from the Company. As a result of rules issued by the IRS related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the remaining shares of Series B Preference stock outstanding on December 29, 2010. At the direction of the Company’s ESOP trustee, these shares of Series B Preference stock were converted into 38,483,072 shares of common stock, adjusted for the 2013 Stock Split (see Note 8, Capital Stock and Stock-Based Compensation Plans). As of December 31, 2013 and 2012, there were 29,119,135 and 31,221,296 shares of common stock, respectively, outstanding and issued to the Company’s ESOP. The common stock for the conversion was issued from treasury shares.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2013, the ESOP had outstanding borrowings from the Company of $33, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total principal and interest payments over the life of the debt. As of December 31, 2013, 19,171,587 shares of common stock were released and allocated to participant accounts and 9,947,548 shares of common stock were available for future allocation to participant accounts.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the leveraged ESOP from the ESOP was $0 in 2013, 2012 and 2011.

The Company paid dividends on the shares held by the ESOP of $41 in 2013, $40 in 2012 and $42 in 2011. The Company did not make any contributions to the ESOP in 2013, 2012 or 2011.

10.     Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and certain of its U.S. and overseas subsidiaries maintain defined benefit retirement plans. Benefits under these plans are based primarily on years of service and employees’ career earnings.

During 2013, the Company announced changes to the way it will provide future retirement benefits to substantially all of its U.S.-based employees participating in its defined benefit retirement plan. Effective January 1, 2014, the Company will provide future retirement benefits for these U.S.-based employees through the Company’s defined contribution plan. As a result, no future service will be considered for future accruals in the U.S. defined benefit retirement plans. Participants in the Company’s U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula will continue to earn interest on their vested balances as of December 31, 2013. Participants whose retirement benefit was determined under the final average earnings formula will continue to have their final average earnings adjusted for pay increases until retirement. These changes resulted in a curtailment charge of $91 as all of the previously unamortized prior service costs recorded in Accumulated other comprehensive income (loss) was recognized in 2013.

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans are as follows:

	United States	International
Asset Category
Equity securities	27%	39%
Fixed income securities	53	48
Real estate and other investments	20	13
Total	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2013 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefits
Investments:
Cash & cash equivalents	Level 1	$97	$23	$3
U.S. common stocks	Level 1	127	—	3
International common stocks	Level 1	51	—	1
Fixed income securities (a)	Level 2	433	—	8
Common/collective trust funds (b):	Level 2
Equity index funds		359	229	9
Emerging market equity index funds		33	9	1
Other common stock funds		123	75	3
Fixed income funds: U.S. or foreign government and agency securities		149	73	3
Fixed income funds: investment grade corporate bonds		203	71	5
Fixed income funds: high yield corporate bonds and other		119	1	4
Guaranteed investment contracts (c)	Level 2	2	56	—
Real estate funds (d)	Level 3	40	21	1
Total Investments at fair value		$1,736	$558	$41

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2012 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefits
Investments:
Cash & cash equivalents	Level 1	$45	$9	$1
U.S. common stocks	Level 1	258	—	6
International common stocks	Level 1	93	—	2
Fixed income securities (a)	Level 2	142	—	—
Common/collective trust funds (b):	Level 2
Equity index funds		444	199	11
Emerging market equity index funds		65	12	2
Other common stock funds		40	65	1
Fixed income funds: U.S. or foreign government and agency securities		227	59	6
Fixed income funds: investment grade corporate bonds		26	72	1
Fixed income funds: high yield corporate bonds and other		185	1	5
Guaranteed investment contracts (c)	Level 2	2	49	—
Real estate funds (d)	Level 3	70	20	2
Total Investments at fair value		$1,597	$486	$37
_______

(a)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2013 and 2012, approximately 50% of the fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

(b)
Interests in common/collective trust funds are valued using the net asset value (“NAV”) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, divided by the number of shares outstanding.

(c)
The guaranteed investment contracts (“GICs”) represent contracts with insurance companies measured at the cash surrender value of each contract. The Level 2 valuation reflects that the cash surrender value is based principally on a referenced pool of investment funds with active redemption.

(d)
Real estate is valued using the NAV per unit of funds that are invested in real estate property. The investment value of the real estate property is determined quarterly using independent market appraisals as determined by the investment manager. Since the appraisals include unobservable inputs, these investments are classified as Level 3. These unobservable inputs may include items such as annual gross rents, projected vacancy rates, collection losses and recovery rates, yield rates, growth assumptions and risk adjusted discount rates.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the year ended December 31:

	2013		2012
	United States Real Estate Fund	International Real Estate Fund	United States Real Estate Fund	International Real Estate Fund
Beginning balance as of January 1	$72	$20	$64	$18
Earned income, net of management expenses	2	—	6	—
Unrealized gain on investment	9	—	2	1
Purchases, sales, issuances and settlements, net	(42)	1	—	1
Ending balance as of December 31	$41	$21	$72	$20

Equity securities in the U.S. plans include investments in the Company’s common stock representing 6% of U.S. plan assets at December 31, 2013 and 11% of U.S. plan assets at December 31, 2012. In 2013, the U.S. plans sold 1,540,215 shares of the Company’s common stock to the Company. No shares of the Company’s common stock were purchased or sold by the plans in 2012. The plans received dividends on the Company’s common stock of $3 in 2013 and $4 in 2012.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Benefits				Other Retiree Benefits
	2013	2012	2013	2012	2013	2012
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,227	$2,025	$888	$760	$875	$776
Service cost	24	24	19	12	11	9
Interest cost	90	97	34	35	38	40
Participants’ contributions	1	1	3	3	—	—
Acquisitions/plan amendments	40	—	2	21	—	(27)
Actuarial loss (gain)	(148)	200	(1)	103	(101)	119
Foreign exchange impact	—	—	12	21	(5)	1
Termination benefits (1)	11	—	—	—	6	—
Curtailments and settlements	(12)	—	(21)	(23)	—	—
Benefit payments	(131)	(128)	(41)	(45)	(32)	(40)
Other	—	8	(1)	1	—	(3)
Benefit obligations at end of year	$2,102	$2,227	$894	$888	$792	$875
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,597	$1,426	$486	$437	$37	$32
Actual return on plan assets	148	173	59	47	4	5
Company contributions	121	125	61	57	32	40
Participants’ contributions	1	1	3	3	—	—
Foreign exchange impact	—	—	2	13	—	—
Settlements	—	—	(11)	(21)	—	—
Benefit payments	(131)	(128)	(41)	(45)	(32)	(40)
Other	—	—	(1)	(5)	—	—
Fair value of plan assets at end of year	$1,736	$1,597	$558	$486	$41	$37
Funded Status
Benefit obligations at end of year	$2,102	$2,227	$894	$888	$792	$875
Fair value of plan assets at end of year	1,736	1,597	558	486	41	37
Net amount recognized	$(366)	$(630)	$(336)	$(402)	$(751)	$(838)
Amounts Recognized in Balance Sheet
Noncurrent assets	$16	$—	$12	$2	$—	$—
Current liabilities	(19)	(17)	(36)	(29)	(39)	(40)
Noncurrent liabilities	(363)	(613)	(312)	(375)	(712)	(798)
Net amount recognized	$(366)	$(630)	$(336)	$(402)	$(751)	$(838)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$674	$932	$181	$235	$296	$421
Transition/prior service cost	3	63	23	26	1	2
	$677	$995	$204	$261	$297	$423
Accumulated benefit obligation	$1,995	$2,093	$802	$798	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Benefits				Other Retiree Benefits
	2013	2012	2013	2012	2013	2012
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.96%	4.14%	3.99%	3.57%	5.24%	4.32%
Long-term rate of return on plan assets	6.80%	7.30%	5.50%	5.39%	6.80%	7.30%
Long-term rate of compensation increase	3.50%	3.50%	3.02%	2.80%	—%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	7.00%	7.50%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2013 pursuant to the 2012 Restructuring Program.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2013 for the U.S. plans was 6.80%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 9%, 11%, 7%, 6%, and 8%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2013 weighted-average rate of return of 5.50%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 7.0% in 2014 to 5.0% by 2020, remaining at 5.0% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$109	$(88)
Total of service and interest cost components	9	(7)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2013	2012
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$1,130	$3,112
Fair value of plan assets	402	2,080

Accumulated benefit obligation	700	2,855
Fair value of plan assets	66	2,044

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Benefits						Other Retiree Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$24	$24	$24	$19	$12	$19	$13	$11	$12
Interest cost	90	97	100	34	35	36	38	40	39
Annual ESOP allocation	—	—	—	—	—	—	(2)	(2)	(2)
Expected return on plan assets	(118)	(112)	(110)	(26)	(26)	(27)	(3)	(3)	(3)
Amortization of transition & prior service costs (credits)	9	9	9	2	2	3	1	3	2
Amortization of actuarial loss	68	62	46	10	9	9	21	18	16
Net periodic benefit cost	$73	$80	$69	$39	$32	$40	$68	$67	$64
Other postretirement charges	102	—	—	3	9	3	6	1	1
Total pension cost	$175	$80	$69	$42	$41	$43	$74	$68	$65
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.14%	4.90%	5.30%	3.57%	4.59%	5.04%	4.32%	5.26%	5.30%
Long-term rate of return on plan assets	7.30%	7.75%	8.00%	5.39%	5.91%	6.23%	7.30%	7.75%	8.00%
Long-term rate of compensation increase	3.50%	4.00%	4.00%	2.80%	2.87%	3.05%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	7.50%	8.00%	8.33%

Other postretirement charges in 2013 primarily relate to a curtailment charge of $91 resulting from changes to the Company’s defined benefit retirement plans in the U.S. and certain other one-time pension and other retiree benefit enhancements incurred pursuant to the 2012 Restructuring Program.

Other postretirement charges in 2012 primarily relate to the sale of land in Mexico.

The Company made voluntary contributions of $101, $101 and $178 in 2013, 2012 and 2011, respectively, to its U.S. retirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	Other Retiree Benefits
Net actuarial loss	$39	$15
Net transition & prior service cost	2	—

Expected Contributions & Benefit Payments

Management does not expect to make a voluntary contribution to U.S. pension plans for the year ending December 31, 2014. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2014 from the Company’s assets are estimated to be approximately $98. Total benefit payments expected to be paid to participants from plan assets, or payments directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Benefits
Years Ended December 31,	United States	International	Other Retiree Benefits	Total
2014	$172	$70	$40	$282
2015	136	55	41	232
2016	135	47	43	225
2017	136	54	44	234
2018	135	50	45	230
2019-2023	691	273	232	1,196

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2013	2012	2011
United States	$1,018	$1,155	$1,098
International	2,547	2,719	2,691
Total Income before income taxes	$3,565	$3,874	$3,789

The provision for income taxes consists of the following for the three years ended December 31:

	2013	2012	2011
United States	$314	$395	$360
International	841	848	875
Total Provision for income taxes	$1,155	$1,243	$1,235

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2013	2012	2011
Goodwill and intangible assets	$(14)	$(7)	$(1)
Property, plant and equipment	—	(13)	(19)
Pension and other retiree benefits	85	(14)	(47)
Stock-based compensation	10	5	11
Tax loss and tax credit carryforwards	(30)	(39)	(14)
Other, net	(33)	32	32
Total deferred tax provision	$18	$(36)	$(38)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2013	2012	2011
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	0.7	0.4
Earnings taxed at other than United States statutory rate	(1.4)	(2.6)	(1.7)
Other, net	(1.6)	(1.0)	(1.1)
Effective tax rate	32.4%	32.1%	32.6%

The components of deferred tax assets (liabilities) are as follows at December 31:

	2013	2012
Deferred tax liabilities:
Goodwill and intangible assets	$(475)	$(476)
Property, plant and equipment	(375)	(365)
Other	(237)	(200)
	(1,087)	(1,041)
Deferred tax assets:
Pension and other retiree benefits	448	544
Tax loss and tax credit carryforwards	28	61
Accrued liabilities	317	280
Stock-based compensation	116	113
Other	95	117
	1,004	1,115
Net deferred income taxes	$(83)	$74

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2013	2012
Deferred taxes included within:
Assets:
Other current assets	$284	$275
Deferred income taxes	77	92
Liabilities:
Deferred income taxes	(444)	(293)
Net deferred income taxes	$(83)	$74

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $4,700 of undistributed earnings of foreign subsidiaries at December 31, 2013. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and currently are not subject to such taxes. Determining the tax liability that would arise if these earnings were remitted is not practicable.

In addition, net tax expense of $116 in 2013, and net tax benefits of $80 in 2012 and $79 in 2011 recorded directly through equity predominantly include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2013, 2012 and 2011 is summarized below:

	2013	2012	2011
Unrecognized tax benefits:
Balance, January 1	$212	$176	$171
Increases as a result of tax positions taken during the current year	23	34	76
Decreases of tax positions taken during prior years	(52)	(6)	(46)
Increases of tax positions taken during prior years	37	10	10
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(22)	(3)	(30)
Effect of foreign currency rate movements	1	1	(5)
Balance, December 31	$199	$212	$176

If all of the unrecognized tax benefits for 2013 above were recognized, approximately $173 would impact the effective tax rate.  Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $5, $5 and $0 of interest (income) expense related to the above unrecognized tax benefits within income tax expense in 2013, 2012 and 2011, respectively.  The Company had accrued interest of approximately $24 and $19 as of December 31, 2013 and 2012, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions.  All U.S. federal income tax returns through December 31, 2009 have been audited by, and settled with, the IRS. Limited matters with respect to years 2002 through 2007 had been in administrative appeals and were settled during 2013 with no adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S., state and local income tax examinations for the years prior to 2009. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2013			For the Year Ended 2012			For the Year Ended 2011
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	2,241	930.8	$2.41	2,472	952.1	$2.60	2,431	976.7	$2.49
Stock options and restricted stock units		9.1			8.1			7.4
Diluted EPS	$2,241	939.9	$2.38	$2,472	960.2	$2.57	$2,431	984.1	$2.47

Basic earnings per common share is computed by dividing net income available for common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per common share is computed using the treasury stock method on the basis of the weighted-average number of shares of common stock plus the dilutive effect of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options and restricted stock units.

As a result of the 2013 Stock Split (see Note 8, Capital Stock and Stock-Based Compensation Plans), all historical per share data and numbers of shares outstanding were retroactively adjusted.

As of December 31, 2013, 2012 and 2011, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,785,032, 3,504,608 and 3,063,536, respectively.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $196 in 2014, $172 in 2015, $138 in 2016, $126 in 2017, $121 in 2018 and $349 thereafter. Rental expense amounted to $232 in 2013, $228 in 2012 and $245 in 2011. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $800 at December 31, 2013.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

As a matter of course, the Company is regularly audited by the IRS and other tax authorities around the world in countries where it conducts business. In this regard, all U.S. federal income tax returns through December 31, 2009 have been audited by, and settled with, the IRS. Limited matters with respect to years 2002 through 2007 had been in administrative appeals and were settled during 2013 with no adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S., state and local income tax examinations for the years prior to 2009. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

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

Brazilian Matters

There are certain tax and civil proceedings outstanding, as described below, related to the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (the “Seller”).

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

Competition Matters

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations, and in some cases, fines by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

Fines have been imposed on the Company in the following matters, although, as noted below, the Company has appealed each of these fines:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland, which the Company appealed. In January 2014, this appeal was denied. The Company is appealing before the Swiss Supreme Court.

▪
In January 2010, the Company’s Spanish subsidiary was fined $3 by the Spanish competition law authority on the basis that it had entered an agreement with other shower gel manufacturers regarding product downsizing, which the Company contested. The fine was annulled by the Court of Appeal in July 2013. The Spanish competition law authority is appealing this judgment before the Spanish Supreme Court.

▪
In December 2010, the Italian competition law authority found that 16 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector, for which the Company’s Italian subsidiary was fined $3. The Company is appealing the fine in the Italian courts.

▪
In December 2011, the French competition law authority found that four consumer goods companies had entered into agreements on pricing and promotion of heavy duty detergents for which the Company’s French subsidiary was fined $46 in connection with a divested business. The decision was confirmed by the Court of Appeal in January 2014, and the Company is reviewing this decision to evaluate its options.

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s French subsidiary, had violated the competition law, for which it imposed a fine of $7 on the Company’s Hill’s French subsidiary for alleged restrictions on exports from France, which the Company contested. In October 2013, the Company’s appeal was denied. The Company is appealing before the French Supreme Court.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Currently, formal claims of violations or statements of objections are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The Company is in the process of responding to this statement of objections.

▪
In June 2013, the French competition law authority issued a statement of objections alleging that the Company’s French subsidiary and a number of its competitors exchanged sensitive information related to the French home care and personal care sectors. The Company has responded to this statement of objections.

An investigation is ongoing in Greece, but no formal claim of violations has been filed.

In March 2013, the German competition authority completed its investigation into alleged exchange of sensitive information by 17 branded goods companies and no penalties were imposed against the Company or its German subsidiary.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra concentrated laundry detergents. The Company intends to challenge these proceedings vigorously. Since the amount of any potential losses from these proceedings cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these proceedings.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has and will continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 13 single plaintiff cases pending against the Company in state courts in Delaware, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. Fourteen similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases at trial cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

In 2014, several of these cases are tentatively scheduled to go to trial, although the Company may succeed in dismissing some or all of them prior to trial. As stated above, the Company believes that it will ultimately prevail as it has in all similar cases.

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

Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. In October 2013, the parties executed a settlement agreement under which the Plan would pay approximately $40 after application of certain offsets to resolve the litigation. The settlement agreement is subject to court approval. On December 16, 2013, a motion for preliminary approval of a class action settlement, class certification and appointment of class counsel was approved and a final approval hearing is scheduled for April 4, 2014. The Company and the Plan intend to contest this action vigorously should the settlement not be approved and finalized.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

14.    Venezuela

Effective January 1, 2010, Venezuela was designated hyper-inflationary and, therefore, the functional currency for the Company’s Venezuelan subsidiary (“CP Venezuela”) is the U.S. dollar and Venezuelan currency fluctuations are reported in income.

The Venezuelan government devalued its currency effective February 9, 2013. As a result of the devaluation the official exchange rate changed from 4.30 to 6.30 Venezuelan bolivares fuerte per dollar. The Company incurred a one-time pretax loss of $172 ($111 aftertax loss) in the first quarter of 2013 related to the remeasurement of the net monetary assets included in the local balance sheet at the date of the devaluation. The impact of this one-time aftertax loss of $111 on diluted earnings per common share was $0.12 for the year ended December 31, 2013. The Company remeasured the financial statements of CP Venezuela at the rate at which it expects to remit future dividends, which was 6.30 for 2013 and 4.30 for 2012 and 2011. As the local currency operations in Venezuela translated into fewer U.S. dollars, this had and will continue to have an ongoing adverse effect on the Company’s reported results.

For the year ended December 31, 2013, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At December 31, 2013, CP Venezuela’s bolivar fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $600. This amount does not include $233 of devaluation-protected bonds issued by the Venezuelan government, as these bonds provide protection against devaluations by adjusting the amount of bolivares fuerte received at maturity for any devaluation subsequent to issuance. CP Venezuela’s local currency-denominated non-monetary assets were approximately $335 at December 31, 2013 and included approximately $225 of fixed assets that could be subject to impairment if the Company continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations or if it does not have sufficient access to U.S. dollars to fund imports.

15.    Segment Information

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition.  The operations of the Oral, Personal and Home Care product segment are managed geographically in five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia. During 2013, the Company made certain changes in its segment reporting affecting several of the geographic operating segments within its Oral, Personal and Home Care product segment. These changes have no impact on the Company’s historical consolidated financial position, results of operations or cash flows.

Effective January 1, 2013, the Company realigned the geographic structure of its North America and Latin America reportable operating segments. In order to better leverage Latin America management’s knowledge of emerging market consumers to accelerate growth in the region, management responsibility for the Puerto Rico and CARICOM operations was transferred from North America to Latin America management. Accordingly, commencing with the Company’s financial reporting for the quarter ended March 31, 2013, the results of the Puerto Rico and CARICOM operations, which represent less than 1% of the Company’s global business, are reported in the Latin America reportable operating segment. Previously, Puerto Rico and CARICOM represented approximately 4% of Net sales of North America and now represent approximately 3% of Net sales of Latin America.

Given the growing importance of the Company’s operations in emerging markets, effective with the quarter ended September 30 2013, the Company began to separately report financial information for its Asia and Africa/Eurasia operating segments. Previously, the financial information for these operating segments was aggregated into the Greater Asia/Africa reportable operating segment.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies.  Intercompany sales have been eliminated.  Corporate operations include costs related to stock options and restricted stock unit awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets.  The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

In 2013, Corporate Operating profit (loss) includes charges of $371 associated with the 2012 Restructuring Program, a one-time $172 charge for the impact of the devaluation in Venezuela, a charge of $23 for a competition law matter in France related to the home care and personal care sectors and costs of $18 related to the sale of land in Mexico. In 2012, Corporate Operating profit (loss) included charges of $89 associated with the 2012 Restructuring Program, costs of $21 associated with various business realignment and other cost-saving initiatives and costs of $24 related to the sale of land in Mexico. In 2011, Corporate Operating profit (loss) included a gain on the sale of the non-core laundry detergent business in Colombia of $207, costs of $190 associated with various business realignment and other cost-saving initiatives, costs of $13 related to the sale of land in Mexico and a charge of $21 for a competition law matter in France related to a divested detergent business. The various business realignment and other cost-saving initiatives included the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the 2012 Restructuring Program, refer to Note 4, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 14, Venezuela. For further information regarding the competition law matter in France, refer to Note 13, Commitments and Contingencies. For further information regarding the sale of land in Mexico and the sale of the non-core laundry detergent business in Colombia, refer to Note 3, Acquisitions and Divestitures.

	2013	2012	2011
Net sales
Oral, Personal and Home Care
North America(1)	$3,072	$2,971	$2,878
Latin America	5,012	5,032	4,895
Europe/South Pacific	3,396	3,417	3,508
Asia	2,472	2,264	2,074
Africa/Eurasia	1,257	1,241	1,207
Total Oral, Personal and Home Care	15,209	14,925	14,562
Pet Nutrition(2)	2,211	2,160	2,172
Total Net sales	$17,420	$17,085	$16,734
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,771, $2,669 and $2,567 in 2013, 2012 and 2011, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,116, $1,052 and $1,032 in 2013, 2012 and 2011, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2013	2012	2011
Operating profit
Oral, Personal and Home Care
North America	$927	$810	$768
Latin America	1,385	1,454	1,437
Europe/South Pacific	805	747	715
Asia	698	619	565
Africa/Eurasia	268	267	242
Total Oral, Personal and Home Care	4,083	3,897	3,727
Pet Nutrition	563	589	560
Corporate	(1,090)	(597)	(446)
Total Operating profit	$3,556	$3,889	$3,841

	2013	2012	2011
Capital expenditures
Oral, Personal and Home Care
North America	$54	$43	$53
Latin America	235	237	195
Europe/South Pacific	74	71	64
Asia	123	88	103
Africa/Eurasia	11	16	16
Total Oral, Personal and Home Care	497	455	431
Pet Nutrition	45	37	32
Corporate	128	73	74
Total Capital expenditures	$670	$565	$537

	2013	2012	2011
Depreciation and amortization
Oral, Personal and Home Care
North America	$51	$50	$56
Latin America	93	91	92
Europe/South Pacific	85	85	82
Asia	72	70	67
Africa/Eurasia	11	11	12
Total Oral, Personal and Home Care	312	307	309
Pet Nutrition	51	50	51
Corporate	76	68	61
Total Depreciation and amortization	$439	$425	$421

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2013	2012	2011
Identifiable assets
Oral, Personal and Home Care
North America	$2,301	$2,157	$2,247
Latin America	4,122	4,288	3,677
Europe/South Pacific	3,949	3,649	3,555
Asia	1,794	1,608	1,548
Africa/Eurasia	557	561	521
Total Oral, Personal and Home Care	12,723	12,263	11,548
Pet Nutrition	1,087	1,045	1,078
Corporate(3)	66	86	98
Total Identifiable assets(4)	$13,876	$13,394	$12,724
____________

(3)
In 2013, Corporate identifiable assets primarily consist of derivative instruments (32%) and investments in equity securities (41%).  In 2012, Corporate identifiable assets primarily consist of derivative instruments (67%) and investments in equity securities (28%).  In 2011, Corporate identifiable assets primarily consist of derivative instruments (73%) and investments in equity securities (22%).

(4)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $8,248, $8,066 and $7,926 in 2013, 2012 and 2011, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

16.    Supplemental Income Statement Information

Other (income) expense, net	2013	2012	2011
Amortization of intangible assets	$32	$31	$28
2012 Restructuring Program	202	81	—
Venezuela devaluation charge	172	—	—
Charges for French competition law matters	23	—	21
Costs related to the sale of land in Mexico	3	—	13
Business realignment and other cost-saving initiatives	—	2	136
Gain on sales of non-core product lines	—	—	(207)
Sanex acquisition transaction costs	—	—	12
Equity (income)	(5)	(7)	(6)
Other, net	(5)	6	(6)
Total Other (income) expense, net	$422	$113	$(9)

Interest (income) expense, net	2013	2012	2011
Interest incurred	$119	$81	$59
Interest capitalized	(3)	(1)	(1)
Interest income	(125)	(65)	(6)
Total Interest (income) expense, net	$(9)	$15	$52

	2013	2012	2011
Research and development	$267	$259	$262
Advertising	$1,891	$1,792	$1,734

17.     Supplemental Balance Sheet Information

Inventories by major class are as follows:

Inventories	2013	2012
Raw materials and supplies	$340	$362
Work-in-process	60	81
Finished goods	1,025	922
Total Inventories	$1,425	$1,365

Inventories valued under LIFO amounted to $289 and $268 at December 31, 2013 and 2012, respectively. The excess of current cost over LIFO cost at the end of each year was $37. The liquidations of LIFO inventory quantities had no material effect on income in 2013, 2012 and 2011.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Property, plant and equipment, net	2013	2012
Land	$254	$251
Buildings	1,625	1,439
Manufacturing machinery and equipment	5,220	4,987
Other equipment	1,231	1,144
	8,330	7,821
Accumulated depreciation	(4,247)	(3,979)
Total Property, plant and equipment, net	$4,083	$3,842

Other accruals	2013	2012
Accrued advertising and coupon redemption	$676	$646
Accrued payroll and employee benefits	361	345
Accrued taxes other than income taxes	22	48
Restructuring accrual	142	89
Pension and other retiree benefits	94	86
Accrued interest	27	26
Derivatives	11	10
Other	647	638
Total Other accruals	$1,980	$1,888

Other liabilities	2013	2012
Pension and other retiree benefits	$1,387	$1,786
Restructuring accrual	16	—
Other	274	263
Total Other liabilities	$1,677	$2,049

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.     Supplemental Other Comprehensive Income (Loss) Information

Other Comprehensive Income (Loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2013		2012		2011
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(188)	$(163)	$18	$(20)	$(291)	$(298)
Pension and other benefits:
Net actuarial gain (loss) and prior service costs arising during the period	295	189	(317)	(207)	(249)	(163)
Amortization of net actuarial loss, transition and prior service costs(1)	111	70	101	62	85	55
Curtailment loss - unamortized prior service costs(1)	91	59	—	—	—	—
Retirement Plan and other retiree benefit adjustments	497	318	(216)	(145)	(164)	(108)
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities	(113)	(73)	28	18	60	46
Reclassification of (gains) losses into net earnings on available- for-sale securities(2)	133	86	—	—	—	—
Gains (losses) on available-for-sale securities	20	13	28	18	60	46
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	20	13	13	8	(10)	(7)
Reclassification of (gains) losses into net earnings on cash flow hedges(3)	(17)	(11)	(11)	(7)	9	7
Gains (losses) on cash flow hedges	3	2	2	1	(1)	—
Total Other comprehensive income (loss)	$332	$170	$(168)	$(146)	$(396)	$(360)
_________

(1)	These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

(2)
Represents the one-time loss related to the remeasurement of the fixed interest rate bonds in Venezuela, which was recorded in Other (income) expense, net. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

(3)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2013 and 2012, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $735 and $1,053, respectively, and cumulative foreign currency translation adjustments of $1,772 and $1,609, respectively. Foreign currency translation adjustments in 2013 primarily reflect gains from the Mexican peso, the Euro and the Swiss franc, which were offset by losses from the Brazilian real, the Australian dollar and the Argentine peso. In 2012, foreign currency translation adjustments primarily reflect gains from the Mexican peso and the Swiss franc, which were partially offset by losses from the Brazilian real, as well as deferred tax related to intercompany loans considered to be long-term in nature.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2013
Net sales	$17,420		$4,315		$4,346		$4,398		$4,361
Gross profit	10,201	(1)	2,515	(3)	2,534	(5)	2,585	(7)	2,567	(9)
Net income including noncontrolling interests	2,410	(2)	506	(4)	604	(6)	699	(8)	601	(10)
Net income attributable to Colgate-Palmolive Company	2,241	(2)	460	(4)	561	(6)	656	(8)	564	(10)
Earnings per common share:
Basic	2.41	(2)	0.49	(4)	0.60	(6)	0.71	(8)	0.61	(10)
Diluted	2.38	(2)	0.48	(4)	0.60	(6)	0.70	(8)	0.60	(10)

2012
Net sales	$17,085		$4,200		$4,267		$4,332		$4,286
Gross profit	9,932	(11)	2,437	(13)	2,461	(15)	2,529	(17)	2,505	(19)
Net income including noncontrolling interests	2,631	(12)	633	(14)	665	(16)	697	(18)	636	(20)
Net income attributable to Colgate-Palmolive Company	2,472	(12)	593	(14)	627	(16)	654	(18)	598	(20)
Earnings per common share:
Basic	2.60	(12)	0.62	(14)	0.66	(16)	0.69	(18)	0.63	(20)
Diluted	2.57	(12)	0.61	(14)	0.65	(16)	0.68	(18)	0.63	(20)
____________

Note:
Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)	Gross profit for the full year of 2013 includes $32 of charges related to the 2012 Restructuring Program and $15 of costs related to the sale of land in Mexico.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2013 include $278 of aftertax charges related to the 2012 Restructuring Program, a $111 one-time aftertax charge for the impact of the devaluation in Venezuela, a $23 charge for a competition law matter in France related to the home care and personal care sectors and $12 of aftertax costs related to the sale of land in Mexico.

(3)	Gross profit for the first quarter of 2013 includes $8 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2013 include $52 of aftertax charges related to the 2012 Restructuring Program, a $111 one-time aftertax charge for the impact of the devaluation in Venezuela and $3 of aftertax costs related to the sale of land in Mexico.

(5)	Gross profit for the second quarter of 2013 includes $10 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2013 include $79 of aftertax charges related to the 2012 Restructuring Program, an $18 charge for a competition law matter in France related to the home care and personal care sectors and $4 of aftertax costs related to the sale of land in Mexico.

(7)	Gross profit for the third quarter of 2013 includes $8 of charges related to the 2012 Restructuring Program and $3 of costs related to the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2013 include $22 of aftertax charges related to the 2012 Restructuring Program and $2 of aftertax costs related to the sale of land in Mexico.

(9)	Gross profit for the fourth quarter of 2013 includes $6 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(10)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2013 include $125 of aftertax charges related to the 2012 Restructuring Program, a $5 charge for a competition law matter in France related to the home care and personal care sectors and $3 of aftertax costs related to the sale of land in Mexico.

(11)
Gross profit for the full year of 2012 includes $2 of charges related to the 2012 Restructuring Program, $24 of costs related to the sale of land in Mexico and $5 of costs associated with various business realignment and other cost-saving initiatives.

(12)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2012 include $70 of aftertax charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(13)	Gross profit for the first quarter of 2012 includes $7 of costs related to the sale of land in Mexico and $2 of costs associated with various business realignment and other cost-saving initiatives.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $3 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(15)	Gross profit for the second quarter of 2012 includes $6 of costs related to the sale of land in Mexico and $2 of costs associated with various business realignment and other cost-saving initiatives.

(16)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $9 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(17)	Gross profit for the third quarter of 2012 includes $7 of costs related to the sale of land in Mexico and $1 of costs associated with various business realignment and other cost-saving initiatives.

(18)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2012 include $5 of aftertax costs related to the sale of land in Mexico and $2 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(19)	Gross profit for the fourth quarter of 2012 includes $2 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(20)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2012 include $70 of aftertax charges related to the 2012 Restructuring Program and $3 of aftertax costs related to the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts and estimated returns	$61	$15	$—	$9	$67
Valuation allowance for deferred tax assets	$1	$6	$—	$(1)	$6

Year Ended December 31, 2012
Allowance for doubtful accounts and estimated returns	$49	$18	$—	$6	$61
Valuation allowance for deferred tax assets	$1	$—	$—	$—	$1

Year Ended December 31, 2011
Allowance for doubtful accounts and estimated returns	$53	$6	$—	$10	$49
Valuation allowance for deferred tax assets	$1	$—	$—	$—	$1

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 51 consecutive years.

Market Price of Common Stock
	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$59.02	$53.04	$48.89	$44.13
June 30	62.38	55.87	52.05	48.09
September 30	61.19	57.25	53.75	51.05
December 31	66.26	58.96	55.31	51.77
Year-end Closing Price	$65.21		$52.27

Dividends Paid Per Common Share

Quarter Ended	2013	2012
March 31	$0.31	$0.29
June 30	0.34	0.31
September 30	0.34	0.31
December 31	0.34	0.31
Total	$1.33	$1.22

____________

Note:	All per share amounts were adjusted for the 2013 Stock Split.

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2013. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2013, the peer company index consisted of Avon Products, Inc., Beiersdorf AG, The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2013		2012		2011		2010		2009	2008		2007		2006		2005		2004
Continuing Operations
Net sales	$17,420		$17,085		$16,734		$15,564		$15,327	$15,330		$13,790		$12,238		$11,397		$10,584
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,241	(1)	2,472	(2)	2,431	(3)	2,203	(4)	2,291	1,957	(5)	1,737	(6)	1,353	(7)	1,351	(8)	1,327	(9)
Per common share, basic	2.41	(1)	2.60	(2)	2.49	(3)	2.22	(4)	2.26	1.91	(5)	1.67	(6)	1.29	(7)	1.27	(8)	1.23	(9)
Per common share, diluted	2.38	(1)	2.57	(2)	2.47	(3)	2.16	(4)	2.18	1.83	(5)	1.60	(6)	1.23	(7)	1.21	(8)	1.17	(9)
Depreciation and amortization expense	439		425		421		376		351	348		334		329		329		328

Financial Position
Current ratio	1.1		1.2		1.2		1.0		1.1	1.3		1.1		1.0		1.0		1.0
Property, plant and equipment, net	4,083		3,842		3,668		3,693		3,516	3,119		3,015		2,696		2,544		2,648
Capital expenditures	670		565		537		550		575	684		583		476		389		348
Total assets	13,876		13,394		12,724		11,172		11,134	9,979		10,112		9,138		8,507		8,673
Long-term debt	4,749		4,926		4,430		2,815		2,821	3,585		3,222		2,720		2,918		3,089
Colgate-Palmolive Company shareholders’ equity	2,305		2,189		2,375		2,675		3,116	1,923		2,286		1,411		1,350		1,245

Share and Other
Book value per common share	2.79		2.60		2.71		2.95		3.26	2.04		2.37		1.51		1.44		1.42
Cash dividends declared and paid per common share	1.33		1.22		1.14		1.02		0.86	0.78		0.70		0.63		0.56		0.48
Closing price	65.21		52.27		46.20		40.19		41.08	34.27		38.98		32.62		27.43		25.58
Number of common shares outstanding (in millions)	919.9		935.8		960.0		989.8		988.4	1,002.8		1,018.0		1,025.4		1,032.4		1,053.2
Number of common shareholders of record	26,900		27,600		28,900		29,900		30,600	31,400		32,200		33,400		35,000		36,500
Number of employees	37,400		37,700		38,600		39,200		38,100	36,600		36,000		34,700		35,800		36,000
____________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the 2013 Stock Split.

(1)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of charges related to the 2012 Restructuring Program, a $111 one-time aftertax charge for the impact of the devaluation in Venezuela, a $23 charge for a competition law matter in France related to the home care and personal care sectors and $12 of aftertax costs related to the sale of land in Mexico.

(2)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(3)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 aftertax costs associated with various business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a competition law matter in France related to a divested detergent business.

(4)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2010 include a $271 one-time charge related to the transition to hyperinflationary accounting in Venezuela, $61 of aftertax charges for termination benefits related to

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
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

(9)	Net income attributable to Colgate-Palmolive Company and earnings per common share in 2004 include $48 of aftertax charges associated with the 2004 Restructuring Program.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2013

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

10-A	a)	Colgate-Palmolive Company 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Annex B to its 2013 Notice of Annual Meeting and Proxy Statement.)

	b)	Form of Nonqualified Stock Option Agreement used in connection with grants under the 2013 Incentive Compensation Plan.**

	c)	Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan.**

10-B	a)	Colgate-Palmolive Company 2009 Executive Incentive Compensation Plan. (Registrant hereby incorporates by reference Appendix A to its 2009 Notice of Meeting and Proxy Statement.)

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

10-C	a)
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

	d)	Amendment, dated as of December 31, 2013, to the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan.**

10-D	a)
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

10-E
Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644.)

10-F	a)
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

10-J
U.S. $1,800,000,000 Five Year Credit Agreement dated as of November 4, 2011, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and the Bank’s party thereto. (Registrant hereby incorporates by reference Exhibit 10-K (a) to its Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-644.)

10-K
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 1, 2010. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-644.)

Exhibit No.	Description

10-L
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-M	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference appendix C to its 2005 Notice of Meeting and Proxy Statement.)

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

10-N	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference appendix B to its 2005 Notice of Meeting and Proxy Statement.)

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

Exhibit No.	Description

g)
Amendment, dated as of July 14, 2011, to the Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No. 1-644.)

10-O
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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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