Form 10-Q
period 2014-03-31
COLGATE PALMOLIVE CO
filed 2014-04-25
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	915,386,382	March 31, 2014

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$4,325	$4,315
Cost of sales	1,801	1,800
Gross profit	2,524	2,515
Selling, general and administrative expenses	1,544	1,536
Other (income) expense, net	346	237
Operating profit	634	742
Interest (income) expense, net	7	(3)
Income before income taxes	627	745
Provision for income taxes	195	239
Net income including noncontrolling interests	432	506
Less: Net income attributable to noncontrolling interests	44	46
Net income attributable to Colgate-Palmolive Company	$388	$460

Earnings per common share, basic	$0.42	$0.49

Earnings per common share, diluted	$0.42	$0.48

Dividends declared per common share *	$0.70	$0.65

* Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income including noncontrolling interests	$432	$506
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(44)	(55)
Retirement plans and other retiree benefit adjustments	13	20
Gains (losses) on available-for-sale securities	(56)	(4)
Gains (losses) on cash flow hedges	—	2
Total Other comprehensive income (loss), net of tax	(87)	(37)
Total Comprehensive income including noncontrolling interests	345	469
Less: Net income attributable to noncontrolling interests	44	46
Less: Cumulative translation adjustments attributable to noncontrolling interests	(1)	—
Total Comprehensive income attributable to noncontrolling interests	43	46
Total Comprehensive income attributable to Colgate-Palmolive Company	$302	$423

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,795	$962
Receivables (net of allowances of $64 and $67, respectively)	1,670	1,636
Inventories	1,478	1,425
Other current assets	734	799
Total current assets	5,677	4,822
Property, plant and equipment:
Cost	8,363	8,330
Less: Accumulated depreciation	(4,326)	(4,247)
	4,037	4,083
Goodwill, net	2,485	2,474
Other intangible assets, net	1,500	1,496
Deferred income taxes	75	77
Other assets	658	924
Total assets	$14,432	$13,876
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$24	$13
Current portion of long-term debt	896	895
Accounts payable	1,264	1,343
Accrued income taxes	253	239
Other accruals	2,265	1,980
Total current liabilities	4,702	4,470
Long-term debt	5,739	4,749
Deferred income taxes	393	444
Other liabilities	1,698	1,677
Total liabilities	12,532	11,340
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,010	1,004
Retained earnings	17,698	17,952
Accumulated other comprehensive income (loss)	(2,537)	(2,451)
Unearned compensation	(26)	(33)
Treasury stock, at cost	(15,981)	(15,633)
Total Colgate-Palmolive Company shareholders’ equity	1,630	2,305
Noncontrolling interests	270	231
Total shareholders’ equity	1,900	2,536
Total liabilities and shareholders’ equity	$14,432	$13,876

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income including noncontrolling interests	$432	$506
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	108	110
Restructuring and termination benefits, net of cash	45	30
Venezuela remeasurement charges	266	172
Stock-based compensation expense	34	32
Deferred income taxes	(21)	(17)
Cash effects of changes in:
Receivables	(77)	(175)
Inventories	(67)	(15)
Accounts payable and other accruals	100	112
Other non-current assets and liabilities	—	22
Net cash provided by operations	820	777
Investing Activities
Capital expenditures	(168)	(94)
Purchases of marketable securities and investments	(151)	(199)
Proceeds from sale of marketable securities and investments	74	54
Payment for acquisitions, net of cash acquired	(25)	—
Other	21	7
Net cash used in investing activities	(249)	(232)
Financing Activities
Principal payments on debt	(1,938)	(1,436)
Proceeds from issuance of debt	2,960	1,553
Dividends paid	(316)	(290)
Purchases of treasury shares	(453)	(385)
Proceeds from exercise of stock options and excess tax benefits	50	96
Net cash provided by (used in) financing activities	303	(462)
Effect of exchange rate changes on Cash and cash equivalents	(41)	(35)
Net increase (decrease) in Cash and cash equivalents	833	48
Cash and cash equivalents at beginning of the period	962	884
Cash and cash equivalents at end of the period	$1,795	$932
Supplemental Cash Flow Information
Income taxes paid	$171	$182

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

For a complete set of financial statement notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is reinvesting these payments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended March 31, 2014 and 2013, the Company recorded $1 and $5 of pretax costs ($1 and $3 of aftertax costs), respectively, related to the sale.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

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

For the three months ended March 31, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$10	$8
Selling, general and administrative expenses	17	8
Other (income) expense, net	75	50
Total 2012 Restructuring Program charges, pretax	$102	$66

Total 2012 Restructuring Program charges, aftertax	$73	$52

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended March 31, 2014 relate to initiatives undertaken in North America (9%), Europe/South Pacific (21%), Latin America (4%), Africa/Eurasia (2%), Hill’s Pet Nutrition (8%) and Corporate (56%). Total charges for the 2012 Restructuring Program for the three months ended March 31, 2013 relate to initiatives undertaken in Europe/South Pacific (31%), Latin America (15%), Africa/Eurasia (6%), Hill’s Pet Nutrition (3%) and Corporate (45%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (10%), Europe/South Pacific (31%), Latin America (3%), Africa/Eurasia (5%), Hill’s Pet Nutrition (7%) and Corporate (44%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $562 ($421 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2014
Employee-Related Costs	$242
Incremental Depreciation	32
Asset Impairments	1
Other	287
Total	$562

The majority of costs incurred since inception relate to the following projects: restructuring how the Company provides retirement benefits to its U.S.-based employees by shifting them from the Company’s defined benefit retirement plan to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the consolidation of facilities; the implementation of the Company’s hubbing strategy in Europe; and the extension of shared business services and streamlining global functions.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended March 31, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	20	6	—	76	102
Cash payments	(31)	—	—	(23)	(54)
Charges against assets	(1)	(6)	—	—	(7)
Foreign exchange	(1)	—	—	(1)	(2)
Balance at March 31, 2014	$103	$—	$—	$94	$197

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements amounting to $1 for the three months ended March 31, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $16 and contract termination costs and charges resulting directly from exit activities of $21 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2014 are other exit costs related to the consolidation of facilities of $39.

6.	Inventories

Inventories by major class are as follows:

	March 31, 2014	December 31, 2013
Raw materials and supplies	$338	$340
Work-in-process	63	60
Finished goods	1,077	1,025
Total Inventories	$1,478	$1,425

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2014 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					388		44
Other comprehensive income (loss), net of tax						(86)	(1)
Dividends					(642)		(4)
Stock-based compensation expense		34
Shares issued for stock options		9		65
Shares issued for restricted stock awards		(40)		40
Treasury stock acquired				(453)
Other		3	7
Balance, March 31, 2014	$1,466	$1,010	$(26)	$(15,981)	$17,698	$(2,537)	$270

Accumulated other comprehensive income (loss) includes cumulative translation losses of $1,815 and $1,772 at March 31, 2014 and December 31, 2013, respectively, and unrecognized retirement plan and other retiree benefits costs of $722 and $735 at March 31, 2014 and December 31, 2013, respectively.

8.	Earnings Per Share

	Three Months Ended
	March 31, 2014			March 31, 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$388	919.5	$0.42	$460	936.6	$0.49
Stock options and restricted stock		9.1			8.4
Diluted EPS	$388	928.6	$0.42	$460	945.0	$0.48

For the three months ended March 31, 2014 and 2013, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 3,374,995 and 3,750,570, respectively.

Basic and diluted earnings per share are computed independently for each quarter and any year-to-date period presented. As a result of changes in shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not necessarily equal the earnings per share for any year-to-date period.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2014 and 2013 were as follows:

	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(39)	$(43)	$(45)	$(55)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	3	2	3	2
Amortization of net actuarial loss, transition and prior service costs (1)	14	11	26	18
Retirement plans and other retiree benefits adjustments	17	13	29	20
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(298)	(194)	(141)	(90)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	211	138	133	86
Gains (losses) on available-for-sale securities	(87)	(56)	(8)	(4)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	2	1	7	5
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(3)	(1)	(4)	(3)
Gains (losses) on cash flow hedges	(1)	—	3	2
Total Other comprehensive income (loss)	$(110)	$(86)	$(21)	$(37)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the three months ended March 31, 2014, these amounts included pretax losses of $276 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluation in the first quarter of 2014.
For the three months ended March 31, 2013, these amounts included pretax losses of $133 only related to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. See Note 13, Fair Value Measurements and Financial Instruments for additional details.
(3)Represents reclassification of (gains) losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluation in the first quarter of 2014 and the devaluation in the first quarter of 2013. See Note 13, Fair Value Measurements and Financial Instruments for additional details.
(4)These (gains) losses are reclassified into Cost of sales. See Note 13, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three-month periods ended March 31, 2014 and 2013 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Service cost	$—	$7	$5	$6	$3	$4
Interest cost	25	23	9	7	10	10
Expected return on plan assets	(27)	(29)	(7)	(6)	—	(1)
Amortization of transition and prior service costs (credits)	—	2	1	—	—	—
Amortization of actuarial loss (gain)	8	16	1	3	4	5
Net periodic benefit cost	$6	$19	$9	$10	$17	$18

For each of the three months ended March 31, 2014 and 2013, the Company did not make any voluntary contributions to its U.S. postretirement plans.

11.	Contingencies

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

The Company has filed a motion for clarification with a special appeals chamber of the Taxpayers’ Council, and further appeals are available within the Brazilian federal courts. The Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since December 31, 2013, the following matter has been resolved:

▪
In January 2014, the French Court of Appeal confirmed the French competition law authority’s December 2011 fine of the Company’s French subsidiary, in the amount of $46, in connection with a divested heavy duty detergent business.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra concentrated laundry detergents. The Company intends to challenge these proceedings vigorously. Since the amount of any potential losses from these proceedings currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these proceedings.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has and will continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 12 single plaintiff cases pending against the Company in state courts in Delaware, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. Fourteen similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases at trial currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

In 2014, two of these cases are tentatively scheduled to go to trial, although the Company may succeed in dismissing some or all of them prior to trial. As stated above, the Company believes that it will ultimately prevail as it has in all similar cases.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. In October 2013, the parties executed a settlement agreement under which the Plan would pay approximately $40 after application of certain offsets to resolve the litigation. The settlement agreement is subject to court approval. On December 16, 2013, a motion for preliminary approval of a class action settlement, class certification and appointment of class counsel was approved. A final approval hearing was held on April 4, 2014 and the court is considering final approval. The Company and the Plan intend to contest this action vigorously should the settlement not be approved and finalized.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of operating segment performance used by the Company to measure the underlying performance of the operating segments.

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2014	2013
Net sales
Oral, Personal and Home Care
North America	$785	$764
Latin America	1,152	1,214
Europe/South Pacific	865	848
Asia	672	655
Africa/Eurasia	298	300
Total Oral, Personal and Home Care	3,772	3,781
Pet Nutrition	553	534
Total Net sales	$4,325	$4,315

Operating profit
Oral, Personal and Home Care
North America	$216	$215
Latin America	290	312
Europe/South Pacific	217	200
Asia	193	186
Africa/Eurasia	59	62
Total Oral, Personal and Home Care	975	975
Pet Nutrition	144	136
Corporate	(485)	(369)
Total Operating profit	$634	$742

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Approximately 80% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended March 31, 2014, Corporate Operating profit (loss) includes charges of $102 associated with the 2012 Restructuring Program, a charge of $266 related to the Venezuela remeasurement and costs of $1 related to the sale of land in Mexico. For the three months ended March 31, 2013, Corporate Operating profit (loss) included charges of $66 associated with the 2012 Restructuring Program, a charge of $172 related to the Venezuela remeasurement and costs of $5 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 14, Venezuela. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures.

13.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material, as it is the Company’s policy to contract only with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. Volatility relating to these exposures is managed on a global basis by utilizing a number of techniques, including working capital management, sourcing strategies, selling price increases, selective borrowings in local currencies and entering into selective derivative instrument transactions, issued with standard features, in accordance with the Company’s treasury and risk management policies, which prohibit the use of derivatives for speculative purposes and leveraged derivatives for any purpose. It is the Company’s policy to enter into derivative instrument contracts with terms that match the underlying exposure being hedged. Hedge ineffectiveness, if any, is not material for any period presented.

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes foreign currency contracts, including forward, option and swap contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2014 and December 31, 2013:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/14	12/31/13		3/31/14	12/31/13
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	17	20	Other liabilities	7	1
Foreign currency contracts	Other current assets	7	14	Other accruals	7	8
Foreign currency contracts	Other assets	—	—	Other liabilities	7	10
Commodity contracts	Other current assets	1	—	Other accruals	—	—
Total designated		$25	$35		$21	$19

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$4	$3
Total not designated		$—	$—		$4	$3

Total derivative instruments		$25	$35		$25	$22

Other financial instruments
Marketable securities	Other current assets	$243	$173
Available-for-sale securities	Other assets	393	685
Total other financial instruments		$636	$858

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2014 and December 31, 2013. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2014 and December 31, 2013, was $6,733 and $5,690, respectively, and the related carrying value was $6,635 and $5,644, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

Activity related to fair value hedges recorded during the three-month periods ended March 31, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$681	$1,688	$2,369	$1,085	$1,338	$2,423
Three months ended March 31:
Gain (loss) on derivative	2	(10)	(8)	12	(7)	5
Gain (loss) on hedged items	(2)	10	8	(12)	7	(5)

Cash flow hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three-month periods ended March 31, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$401	$15	$416	$446	$52	$498
Three months ended March 31:
Gain (loss) recognized in OCI	—	2	2	8	(1)	7
Gain (loss) reclassified into Cost of sales	2	1	3	3	1	4

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
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

Activity related to net investment hedges recorded during the three-month periods ended March 31, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$680	$256	$936	$536	$375	$911
Three months ended March 31:
Gain (loss) on instruments	—	1	1	14	13	27
Gain (loss) on hedged items	1	(1)	—	(13)	(13)	(26)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three-month periods ended March 31, 2014 and 2013 was as follows:

	2014	2013
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$96	$96
Three months ended March 31:
Gain (loss) on instrument	(1)	6
Gain (loss) on hedged item	1	(6)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $195 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $48. The long-term portion of these bonds in the amount of $393 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2014, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds was $137 and $304, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $393 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the three months ended March 31, 2014 and 2013:

	2014	2013
Beginning balance as of January 1,	$685	$642
Unrealized gain (loss) on investment	(298)	(141)
Purchases and sales during the period	54	97
Ending balance as of March 31,	$441	$598

Unrealized loss on investment for the three months ended March 31, 2014 consisted primarily of a charge in the amount of $276 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluation in the first quarter of 2014.

Unrealized loss on investment for the three months ended March 31, 2013 consisted primarily of a charge in the amount of $133 only related to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate.

For further information regarding Venezuela, refer to Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

14.    Venezuela

Venezuela has been designated hyper-inflationary and, therefore, the functional currency for the Company’s Venezuelan subsidiary (“CP Venezuela”) is the U.S. dollar and Venezuelan currency fluctuations are reported in income.

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. The Venezuelan government replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). Although the official exchange rate remains at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market which, in the last auction during the first quarter of 2014, was 10.70 bolivares per dollar. As part of the changes in Venezuela’s foreign exchange system enacted in the first quarter of 2014, the Venezuelan government also introduced an alternative currency market known as SICAD II.

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate. Effective with the quarter ended March 31, 2014, the Company remeasured the majority of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate and incurred a pretax loss of $266 ($174 aftertax loss or $0.19 per diluted common share). Included in the loss is a charge related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate. CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

In the first quarter of 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss) related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar.

For the three months ended March 31, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. CP Venezuela incurred a small operating loss for the quarter ended March 31, 2014, which was insignificant in relation to the Company’s consolidated Operating profit. At March 31, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $489. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $337 at March 31, 2014 and included approximately $226 of fixed assets that could be subject to impairment if CP Venezuela continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

With approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. Price controls, which became effective on April 1, 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluations. In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar that occurred in 2010 and in February 2013, and the effective devaluation in 2014 as a result of the introduction of a multi-tier foreign exchange system implemented during the first quarter of 2014 (discussed below), described in Note 14 to the Condensed Consolidated Financial Statements.

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. The Venezuelan government replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). Although the official exchange rate remains at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market which, in the last auction during the first quarter of 2014, was 10.70 bolivares per dollar. As part of the changes in Venezuela’s foreign exchange system enacted in the first quarter of 2014, the Venezuelan government also introduced an alternative currency market known as SICAD II.

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate. Effective with the quarter ended March 31, 2014, the Company remeasured the majority of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate (the “2014 Remeasurement”) and incurred a pretax loss of $266 ($174 aftertax loss or $0.19 per diluted common share). Included in the loss is a charge related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate. CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

There will be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the SICAD I exchange rate as some imports may still qualify for the official rate. Based on this assumption and the SICAD I rate at the quarter-end rate of 10.70 bolivares per dollar, the Company estimates that the ongoing impacts would be approximately $0.03 per diluted common share per quarter during 2014. Because the SICAD I market is auction-based and auctions are held periodically during each quarter, the exchange rate available through SICAD I may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

As part of the announcements during the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. At this time, it is unclear based on the current regulations how this new law may affect CP Venezuela and its current pricing structure and, as a result, its impact is not included in the range of estimated ongoing impacts outlined above.

In the first quarter of 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss) related to the remeasurement of the net monetary assets in the local balance sheet at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar (the “2013 Remeasurement”). The 2014 Remeasurement and the 2013 Remeasurement are referred to together as the “Venezuela Remeasurements.”

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. Both the SICAD I and SICAD II currency markets are expected to be accessible to the Company, however the Company has not participated in either currency market through March 31, 2014. CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. Additionally, at times, production at CP Venezuela has also been negatively impacted by labor issues within the country.

At March 31, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $489. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $337 at March 31, 2014 and included approximately $226 of fixed assets that could be subject to impairment if CP Venezuela continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports. For the quarter ended March 31, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. CP Venezuela incurred a small operating loss for the quarter ended March 31, 2014, which was insignificant in relation to the Company’s consolidated Operating profit.

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

In the first quarter of 2014, the Company incurred aftertax costs of $73 associated with the 2012 Restructuring Program and aftertax costs of $1 related to the sale of land in Mexico.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. The Company is re-investing these payments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,325 in the first quarter of 2014, even with the year ago quarter, as volume growth of 5.0% and net selling price increases of 1.5% were offset by negative foreign exchange of 6.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 6.5% in the first quarter of 2014.

Net sales in the Oral, Personal and Home Care segment were $3,772 in the first quarter of 2014, even with the year ago quarter, as volume growth of 5.0% and net selling price increases of 1.5% were offset by negative foreign exchange of 6.5%. Organic sales in the Oral, Personal and Home Care segment increased 6.5% in the first quarter of 2014.

The increase in organic sales in the first quarter of 2014 versus the first quarter of 2013 was driven by an increase in Oral Care sales, with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Home Care also contributed to organic sales growth due to strong sales in the fabric softener category.

The Company’s share of the global toothpaste market was 44.3% on a year-to-date basis and its share of the global manual toothbrush market was 33.1% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Europe/South Pacific and down in North America, Latin America, Asia and Africa/Eurasia versus the year ago period. In the manual toothbrush category, year-to-date market shares were up in North America and Asia, flat in Europe/South Pacific and down in Latin America and Africa/Eurasia versus the year ago period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 3.5% in the first quarter of 2014 to $553, as volume growth of 3.5% and net selling price increases of 2.0% were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the first quarter of 2014.

Gains in the Prescription Diet, Advanced Nutrition and Naturals categories contributed to organic sales growth for Hill’s Pet Nutrition.

Gross Profit/Margin

Worldwide Gross profit increased to $2,524 in the first quarter of 2014 from $2,515 in the first quarter of 2013.

Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding the items described above in both periods, Gross profit increased to $2,535 in the first quarter of 2014 from $2,527 in the first quarter of 2013 due to sales growth.

Worldwide Gross profit margin increased to 58.4% in the first quarter of 2014 from 58.3% in the first quarter of 2013.  Excluding the items described above, Gross profit margin was 58.6% in the first quarter of 2014, even with the year ago quarter, as higher pricing (50 bps), cost savings from the Company’s funding-the-growth initiatives (120 bps) and cost savings from the 2012 Restructuring Program (20 bps) were offset by higher raw and packaging material costs (200 bps), which included foreign exchange transaction costs.

	Three Months Ended March 31,
	2014	2013
Gross profit, GAAP	$2,524	$2,515
2012 Restructuring Program	10	8
Costs related to the sale of land in Mexico	1	4
Gross profit, non-GAAP	$2,535	$2,527

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2014	2013	Basis Point Change
Gross profit margin, GAAP	58.4%	58.3%	10
2012 Restructuring Program	0.2	0.2
Costs related to the sale of land in Mexico	—	0.1
Gross profit margin, non-GAAP	58.6%	58.6%	—

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $1,544 in the first quarter of 2014 from $1,536 in the first quarter of 2013.

Selling, general and administrative expenses in both periods included charges associated with the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses were $1,527 in the first quarter of 2014, even with the year ago quarter, reflecting lower overhead expenses of $8 and increased advertising investment of $7.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.7% in the first quarter of 2014 from 35.6% in the first quarter of 2013. Excluding charges associated with the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 35.3% in the first quarter of 2014, a decrease of 10 bps as compared to the first quarter of 2013. This decrease was a result of lower overhead expenses (30 bps), partially offset by increased advertising investment (20 bps), both as a percentage of Net sales. In the first quarter of 2014, advertising investment increased 1.5% to $478, as compared with $471 in the first quarter of 2013, and increased as a percentage of Net sales to 11.1% in the first quarter of 2014 from 10.9% in the first quarter of 2013.

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses, GAAP	$1,544	$1,536
2012 Restructuring Program	(17)	(8)
Selling, general and administrative expenses, non-GAAP	$1,527	$1,528

	Three Months Ended March 31,
	2014	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.7%	35.6%	10
2012 Restructuring Program	(0.4)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.3%	35.4%	(10)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $346 in the first quarter of 2014, as compared to $237 in the first quarter of 2013. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Other (income) expense, net in the first quarter of 2013 also included costs related to the sale of land in Mexico. Excluding these charges, Other (income) expense, net decreased to $5 in the first quarter of 2014 from $14 in the first quarter of 2013.

	Three Months Ended March 31,
	2014	2013
Other (income) expense, net, GAAP	$346	$237
2012 Restructuring Program	(75)	(50)
Venezuela Remeasurement charges	(266)	(172)
Costs related to the sale of land in Mexico	—	(1)
Other (income) expense, net, non-GAAP	$5	$14

Operating Profit

Operating profit decreased 15% to $634 in the first quarter of 2014 from $742 in the first quarter of 2013.

Operating profit in both periods included charges associated with the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico. Excluding the items described above in both periods, Operating profit increased 2% to $1,003 in the first quarter of 2014 from $985 in the first quarter of 2013, partially due to sales growth.

Operating profit margin was 14.7% in the first quarter of 2014, a decrease of 250 bps compared to the first quarter of 2013. Excluding the items described above in both periods, Operating profit margin increased 40 bps to 23.2% in the first quarter of 2014 as compared to 22.8% in the first quarter of 2013. A decrease in Selling, general and administrative expenses as a percentage of Net sales (10 bps), contributed to the increase in Operating profit margin.

	Three Months Ended March 31,
	2014	2013	% Change
Operating profit, GAAP	$634	$742	(15)%
2012 Restructuring Program	102	66
Venezuela Remeasurement charges	266	172
Costs related to the sale of land in Mexico	1	5
Operating profit, non-GAAP	$1,003	$985	2%

	Three Months Ended March 31,
	2014	2013	Basis Point Change
Operating profit margin, GAAP	14.7%	17.2%	(250)
2012 Restructuring Program	2.3	1.5
Venezuela Remeasurement charges	6.2	4.0
Costs related to the sale of land in Mexico	—	0.1
Operating profit margin, non-GAAP	23.2%	22.8%	40

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $7 for the three months ended March 31, 2014 as compared with ($3) in the comparable period of 2013, primarily due to higher debt levels as a result of the debt issuance in the first quarter of 2014 and lower interest income on investments held outside the United States.

Income taxes

The effective tax rate was 31.1% for the first quarter of 2014 as compared to 32.1% for the first quarter of 2013. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.7%, compared to 32.0% in the first quarter of 2013. As reflected in the table below, the non-GAAP effective income tax rate was 31.7% for the three months ended March 31, 2014 as compared to 32.0% in the comparable period of 2013.

	Three Months Ended March 31,
	2014	2013
Effective tax rate, GAAP	31.1%	32.1%
2012 Restructuring Program	(0.4)	(0.9)
Venezuela Remeasurement charges	1.0	0.8
Costs related to the sale of land in Mexico	—	—
Effective tax rate, non-GAAP	31.7%	32.0%

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2014 decreased to $388 from $460 in the first quarter of 2013, and Earnings per common share on a diluted basis decreased to $0.42 per share in the first quarter of 2014 from $0.48 per share in the first quarter of 2013. Net income attributable to Colgate-Palmolive Company in both periods included charges associated with the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico.

Excluding the items described above, Net income attributable to Colgate-Palmolive Company in the first quarter of 2014 increased 2% to $636 and Earnings per common share on a diluted basis increased 3% to $0.68.

	Three Months Ended March 31,
	2014	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$388	$460	(16)%
2012 Restructuring Program	73	52
Venezuela Remeasurement charges	174	111
Costs related to the sale of land in Mexico	1	3
Net income attributable to Colgate-Palmolive Company, non-GAAP	$636	$626	2%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended March 31,
	2014	2013	% Change
Earnings per common share, diluted, GAAP	$0.42	$0.48	(13)%
2012 Restructuring Program	0.07	0.06
Venezuela Remeasurement charges	0.19	0.12
Costs related to the sale of land in Mexico	—	—
Earnings per common share, diluted, non-GAAP	$0.68	$0.66	3%

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$785	$764	2.5%
Operating profit	$216	$215	—%
% of Net sales	27.5%	28.1%	(60)	bps

Net sales in North America increased 2.5% in the first quarter of 2014 to $785, driven by volume growth of 4.5%, which was partially offset by net selling price decreases of 1% due to increased promotional activities and negative foreign exchange of 1%. Organic sales in North America increased 3.5% in the first quarter of 2014.

The increase in organic sales in North America in the first quarter of 2014 versus the first quarter of 2013 was due to an increase in Oral Care, Personal Care and Home care sales. In Oral Care, strong sales in the toothbrush and mouthwash categories were partially offset by sales declines in the toothpaste category. Personal Care and Home Care organic sales growth were driven by gains in the underarm protection and hand dish categories, respectively.

Operating profit in North America was $216 in the first quarter of 2014, even with the year ago quarter, while as a percentage of Net sales it decreased 60 bps to 27.5%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (50 bps) and an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (110 bps) and pricing as noted above, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (110 bps). This increase in Selling, general and administrative expenses was driven by increased advertising investment (130 bps), which was partially offset by lower overhead expenses (100 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$1,152	$1,214	(5.0)%
Operating profit	$290	$312	(7)%
% of Net sales	25.2%	25.7%	(50)	bps

Net sales in Latin America decreased 5.0% to $1,152 in the first quarter of 2014. Volume growth of 4.5% and net selling price increases of 6.5% were more than offset by negative foreign exchange of 16.0%. Organic sales in Latin America increased 11.0% in the first quarter of 2014. Volume gains were led by Venezuela, Brazil, Mexico and Colombia.

The increase in organic sales in Latin America in the first quarter of 2014 versus the first quarter of 2013 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Home Care also contributed to organic sales growth due to strong sales in the fabric softener and hand dish categories.

Operating profit in Latin America decreased 7% in the first quarter of 2014 to $290, or 50 bps to 25.2% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (140 bps), which was partially offset by a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (490 bps), including higher costs in Venezuela due to inflation and the impact of charging Cost of sales, as required, with the historical U.S. dollar cost of inventory acquired prior to the effective devaluation. This decrease was partially offset by cost savings from the Company’s funding-the-growth initiatives (120 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (40 bps) and decreased advertising investment (30 bps).

Europe/South Pacific

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$865	$848	2.0%
Operating profit	$217	$200	9%
% of Net sales	25.1%	23.6%	150	bps

Net sales in Europe/South Pacific increased 2.0% in the first quarter of 2014 to $865. Volume growth of 3.5% and positive foreign exchange of 1.0% were partially offset by net selling price decreases of 2.5% due to increased promotional activities. Organic sales in Europe/South Pacific increased 1.5% in the first quarter of 2014. Volume gains were led by Australia, Poland, France and the United Kingdom.

The increase in organic sales in Europe/South Pacific in the first quarter of 2014 versus the first quarter of 2013 was due to higher Oral Care sales, which were partially offset by declines in sales in the Home Care category. The toothpaste category contributed to the increase in Oral Care sales. The decrease in Home Care sales was due to sales declines in the liquid cleaners category.

Operating profit in Europe/South Pacific increased 9% in the first quarter of 2014 to $217, or 150 bps to 25.1% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (220 bps), which was partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (130 bps), cost savings from the Company’s 2012 Restructuring Program (70 bps) and lower raw and packaging material costs (60 bps), which were partially offset by pricing as noted above. This increase in Selling, general and administrative expenses was driven by increased advertising investment (40 bps), which was partially offset by lower overhead expenses (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Asia

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$672	$655	2.5%
Operating profit	$193	$186	4%
% of Net sales	28.7%	28.4%	30	bps

Net sales in Asia increased 2.5% in the first quarter of 2014 to $672 driven by volume growth of 7.0% and net selling price increases of 0.5%, which were partially offset by negative foreign exchange of 5.0%. Organic sales in Asia grew 7.5% in the first quarter of 2014. Volume gains were led by the Greater China region, India, the Philippines and Malaysia.

The increase in organic sales in the first quarter of 2014 versus the first quarter of 2013 was driven by an increase in Oral Care sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care sales also contributed to organic sales growth with gains in the shampoo category.

Operating profit in Asia increased 4% in the first quarter of 2014 to $193, or 30 bps to 28.7% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit margin (10 bps), as Selling, general and administrative expenses as a percentage of Net sales were flat. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (90 bps) and pricing as noted above, partially offset by higher raw and packaging material costs (100 bps), which included foreign exchange transaction costs.

Africa/Eurasia

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$298	$300	(0.5)%
Operating profit	$59	$62	(5)%
% of Net sales	19.8%	20.7%	(90)	bps

Net sales in Africa/Eurasia decreased 0.5% in the first quarter of 2014 to $298. Volume growth of 9.5% and net selling price increases of 0.5% were more than offset by negative foreign exchange of 10.5%. Organic sales in Africa/Eurasia grew 10.0% in the first quarter of 2014. Volume gains were led by Turkey, Russia, the Central Asia/Caucasus region and South Africa.

The increase in organic sales in the first quarter of 2014 versus the first quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the toothpaste category. Personal Care sales also contributed to organic sales growth with gains in the shower gel category.

Operating profit in Africa/Eurasia decreased 5% in the first quarter of 2014 to $59, or 90 bps to 19.8% of Net sales. This decrease in Operating profit was due to a decrease in Gross profit (130 bps), which was partially offset by a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (360 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (90 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$553	$534	3.5%
Operating profit	$144	$136	6%
% of Net sales	26.0%	25.5%	50	bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the first quarter of 2014 to $553, driven by volume growth of 3.5% and net selling price increases of 2.0%, which were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the first quarter of 2014. Volume gains in Japan, Russia, the United States and France were partially offset by volume declines in Canada. The volume gains in Japan were due to timing of customer shipments.

The increase in organic sales in the first quarter of 2014 versus the first quarter of 2013 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Operating profit in Hill’s Pet Nutrition increased 6% in the first quarter of 2014 to $144, or 50 bps to 26.0% of Net sales. This increase in Operating profit was primarily due to a decrease in Selling, general and administrative expenses (30 bps) and Other (income) expense, net (100 bps), which were partially offset by a decrease in Gross profit (80 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (260 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (150 bps), which was partially offset by higher overhead expenses, due to increased investment in customer development initiatives (120 bps). This decrease in Other (income) expense, net was primarily due to the expiration of a third party royalty agreement.

Corporate

	Three Months Ended March 31,
	2014	2013	Change
Operating profit (loss)	$(485)	$(369)	31%

Operating profit (loss) related to Corporate was ($485) in the first quarter of 2014 as compared to ($369) in the first quarter of 2013. In the first quarter of 2014, Corporate Operating profit (loss) included charges of $102 associated with the 2012 Restructuring Program, a charge of $266 related to the 2014 Remeasurement and costs of $1 related to the sale of land in Mexico. In the first quarter of 2013, Corporate Operating profit (loss) included charges of $66 associated with the 2012 Restructuring Program, a charge of $172 related to the 2013 Remeasurement and costs of $5 related to the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Restructuring and Related Implementation Charges

2012 Restructuring Program

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

For the three months ended March 31, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended March 31,
	2014	2013
Cost of sales	$10	$8
Selling, general and administrative expenses	17	8
Other (income) expense, net	75	50
Total 2012 Restructuring Program charges, pretax	$102	$66

Total 2012 Restructuring Program charges, aftertax	$73	$52

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. Total charges for the 2012 Restructuring Program for the three months ended March 31, 2014 relate to initiatives undertaken in North America (9%), Europe/South Pacific (21%), Latin America (4%), Africa/Eurasia (2%), Hill’s Pet Nutrition (8%) and Corporate (56%). Total charges for the 2012 Restructuring Program for the three months ended March 31, 2013 relate to initiatives undertaken in Europe/South Pacific (31%), Latin America (15%), Africa/Eurasia (6%), Hill’s Pet Nutrition (3%) and Corporate (45%). Total program-to-date accumulated charges for the 2012 Restructuring Program relate to initiatives undertaken in North America (10%), Europe/South Pacific (31%), Latin America (3%), Africa/Eurasia (5%), Hill’s Pet Nutrition (7%) and Corporate (44%).

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $562 ($421 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2014
Employee-Related Costs	$242
Incremental Depreciation	32
Asset Impairments	1
Other	287
Total	$562

The majority of costs incurred since inception relate to the following projects: restructuring how the Company provides retirement benefits to its U.S.-based employees by shifting them from the Company’s defined benefit retirement plan to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the consolidation of facilities; the implementation of the Company’s hubbing strategy in Europe; and the extension of shared business services and streamlining global functions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended March 31, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	20	6	—	76	102
Cash payments	(31)	—	—	(23)	(54)
Charges against assets	(1)	(6)	—	—	(7)
Foreign exchange	(1)	—	—	(1)	(2)
Balance at March 31, 2014	$103	$—	$—	$94	$197

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension enhancements amounting to $1 for the three months ended March 31, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $16 and contract termination costs and charges resulting directly from exit activities of $21 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2014 are other exit costs related to the consolidation of facilities of $39.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three-months ended March 31, 2014 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2014 and 2013 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2014.

Three months ended March 31, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	(1.0)%	0.0%	2.5%
Latin America	11.0%	(16.0)%	0.0%	(5.0)%
Europe/South Pacific	1.5%	1.0%	(0.5)%	2.0%
Asia	7.5%	(5.0)%	0.0%	2.5%
Africa/Eurasia	10.0%	(10.5)%	0.0%	(0.5)%
Total Oral, Personal and Home Care	6.5%	(6.5)%	0.0%	0.0%
Pet Nutrition	5.5%	(2.0)%	0.0%	3.5%
Total Company	6.5%	(6.5)%	0.0%	0.0%

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

Net cash provided by operations increased 6% to $820 in the first three months of 2014, compared with $777 in the comparable period of 2013 due to strong operating earnings and a continued tight focus on working capital.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.8%) of Net sales in the first three months of 2014 as compared to (0.5%) in the first three months of 2013, primarily due to an improvement in accounts receivable days sales outstanding and an increase in accounts payable and accrued liabilities, in part related to the 2012 Restructuring Program.

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

Investing activities used $249 in the first three months of 2014, compared with $232 in the comparable period of 2013. Purchases of marketable securities and investments decreased in the first three months of 2014 to $151 from $199 in the comparable period of 2013 primarily due to a decrease in the Company’s investments through its subsidiary in Venezuela in local currency denominated fixed interest rate bonds issued by the Venezuelan government. Capital spending increased in the first three months of 2014 to $168 from $94 in the comparable period of 2013. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2014 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities provided $303 of cash during the first three months of 2014 compared with a use of $462 in the comparable period of 2013, reflecting higher proceeds from the issuances of debt, partially offset by higher principal payments on debt and higher repurchases of common stock in the first three months of 2014 compared to the first three months of 2013.

Long-term debt, including the current portion, increased to $6,635 as of March 31, 2014 as compared to $5,644 as of December 31, 2013 and total debt increased to $6,659 as of March 31, 2014 as compared to $5,657 as of December 31, 2013. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. The debt issuances were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first three months of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings and will also be used to repay and retire $250 of U.S. dollar denominated notes and €250 euro denominated notes both due in the second quarter of 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

As of March 31, 2014, the Company had no commercial paper outstanding. Commercial paper outstanding was $627 as of March 31, 2013. The average daily balances outstanding for commercial paper in the first three months of 2014 and 2013 were $1,405 and $1,716, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2018.

Certain of the facilities with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2014, the Company increased the annualized common stock dividend by 6% to $1.44 per share, effective in the second quarter of 2014. On September 8, 2011, the Company’s Board of Directors (the “Board”) approved a share repurchase program that authorized the repurchase of up to 50 million shares of the Company’s common stock (the “2011 Program”). The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split in 2013.

Cash and cash equivalents increased $833 during the first three months of 2014 to $1,795 at March 31, 2014, compared to $962 at December 31, 2013, most of which ($1,707 and $865, respectively) were held by the Company’s foreign subsidiaries. These amounts include $19 and $114, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price or profit controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The share repurchase program approved by the Company’s Board of Directors (the “Board”) on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split in 2013. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the share repurchase activity for the three months in the quarter ended March 31, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2014	1,290,010	$63.78	1,263,943	24,673,619
February 1 through 28, 2014	2,981,195	$61.53	2,480,500	22,193,119
March 1 through 31, 2014	2,479,027	$63.52	2,364,353	19,828,766
Total	6,750,232	$62.69	6,108,796

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 641,436 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 25, 2014	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 25, 2014	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 25, 2014	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller