Form 10-Q
period 2014-06-30
COLGATE PALMOLIVE CO
filed 2014-07-31
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	913,309,818	June 30, 2014

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$4,352	$4,346	$8,677	$8,661
Cost of sales	1,800	1,812	3,601	3,612
Gross profit	2,552	2,534	5,076	5,049
Selling, general and administrative expenses	1,507	1,526	3,051	3,062
Other (income) expense, net	65	102	411	339
Operating profit	980	906	1,614	1,648
Interest (income) expense, net	9	(5)	16	(8)
Income before income taxes	971	911	1,598	1,656
Provision for income taxes	310	307	505	546
Net income including noncontrolling interests	661	604	1,093	1,110
Less: Net income attributable to noncontrolling interests	39	43	83	89
Net income attributable to Colgate-Palmolive Company	$622	$561	$1,010	$1,021

Earnings per common share, basic	$0.68	$0.60	$1.10	$1.09

Earnings per common share, diluted	$0.67	$0.60	$1.09	$1.08

Dividends declared per common share *	$0.36	$0.34	$1.06	$0.99

* Two dividends were declared in the first quarter of 2014 and 2013.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$661	$604	$1,093	$1,110
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	25	(200)	(19)	(255)
Retirement plans and other retiree benefit adjustments	8	18	21	38
Gains (losses) on available-for-sale securities	4	8	(52)	4
Gains (losses) on cash flow hedges	(4)	3	(4)	5
Total Other comprehensive income (loss), net of tax	33	(171)	(54)	(208)
Total Comprehensive income including noncontrolling interests	694	433	1,039	902
Less: Net income attributable to noncontrolling interests	39	43	83	89
Less: Cumulative translation adjustments attributable to noncontrolling interests	—	(4)	(1)	(4)
Total Comprehensive income attributable to noncontrolling interests	39	39	82	85
Total Comprehensive income attributable to Colgate-Palmolive Company	$655	$394	$957	$817

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,161	$962
Receivables (net of allowances of $59 and $67, respectively)	1,803	1,636
Inventories	1,508	1,425
Other current assets	702	799
Total current assets	5,174	4,822
Property, plant and equipment:
Cost	8,476	8,330
Less: Accumulated depreciation	(4,399)	(4,247)
	4,077	4,083
Goodwill, net	2,489	2,474
Other intangible assets, net	1,486	1,496
Deferred income taxes	74	77
Other assets	688	924
Total assets	$13,988	$13,876
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$20	$13
Current portion of long-term debt	300	895
Accounts payable	1,251	1,343
Accrued income taxes	244	239
Other accruals	2,246	1,980
Total current liabilities	4,061	4,470
Long-term debt	5,741	4,749
Deferred income taxes	393	444
Other liabilities	1,722	1,677
Total liabilities	11,917	11,340
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,056	1,004
Retained earnings	17,991	17,952
Accumulated other comprehensive income (loss)	(2,504)	(2,451)
Unearned compensation	(22)	(33)
Treasury stock, at cost	(16,208)	(15,633)
Total Colgate-Palmolive Company shareholders’ equity	1,779	2,305
Noncontrolling interests	292	231
Total shareholders’ equity	2,071	2,536
Total liabilities and shareholders’ equity	$13,988	$13,876

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income including noncontrolling interests	$1,093	$1,110
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	215	221
Restructuring and termination benefits, net of cash	68	105
Voluntary benefit plan contribution	—	(100)
Venezuela remeasurement charges	266	172
Stock-based compensation expense	54	52
Deferred income taxes	(37)	(48)
Cash effects of changes in:
Receivables	(198)	(194)
Inventories	(90)	(118)
Accounts payable and other accruals	(8)	89
Other non-current assets and liabilities	26	36
Net cash provided by operations	1,389	1,325
Investing Activities
Capital expenditures	(314)	(243)
Purchases of marketable securities and investments	(165)	(246)
Proceeds from sale of marketable securities and investments	177	92
Payment for acquisitions, net of cash acquired	(25)	—
Other	13	(1)
Net cash used in investing activities	(314)	(398)
Financing Activities
Principal payments on debt	(4,282)	(3,425)
Proceeds from issuance of debt	4,707	3,803
Dividends paid	(662)	(625)
Purchases of treasury shares	(746)	(771)
Proceeds from exercise of stock options and excess tax benefits	153	172
Net cash used in financing activities	(830)	(846)
Effect of exchange rate changes on Cash and cash equivalents	(46)	(81)
Net increase (decrease) in Cash and cash equivalents	199	—
Cash and cash equivalents at beginning of the period	962	884
Cash and cash equivalents at end of the period	$1,161	$884
Supplemental Cash Flow Information
Income taxes paid	$514	$561

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

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning January 1, 2017, with no early adoption permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for the Company beginning with its Consolidated Financial Statements for the year ending December 31, 2015. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility are located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company is reinvesting these payments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended June 30, 2014 and 2013, the Company recorded $2 and $6 of pretax costs ($1 and $4 of aftertax costs), respectively, related to the sale. During the six months ended June 30, 2014 and 2013, the Company recorded $3 and $11 of pretax costs ($2 and $7 of aftertax costs), respectively, related to the sale.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and six months ended June 30, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$6	$10	$16	$18
Selling, general and administrative expenses	12	14	29	22
Other (income) expense, net	56	78	131	128
Total 2012 Restructuring Program charges, pretax	$74	$102	$176	$168

Total 2012 Restructuring Program charges, aftertax	$53	$79	$126	$131

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken in the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2014	2013	2014	2013
North America	11%	35%	10%	21%	10%
Latin America	5%	—%	4%	6%	3%
Europe/South Pacific	16%	42%	19%	38%	29%
Asia	—%	—%	—%	—%	—%
Africa/Eurasia	2%	3%	2%	4%	5%
Hill’s Pet Nutrition	11%	4%	9%	4%	8%
Corporate	55%	16%	56%	27%	45%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $636 ($474 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2014
Employee-Related Costs	$259
Incremental Depreciation	37
Asset Impairments	1
Other	339
Total	$636

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The majority of costs incurred since inception relate to the following projects: restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees by shifting them from the Company’s defined benefit retirement plan to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the consolidation of facilities; the implementation of the Company’s hubbing strategy in Europe; and the extension of shared business services and streamlining global functions.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended June 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2014	$103	$—	$—	$94	$197
Charges	17	5	—	52	74
Cash payments	(16)	—	—	(33)	(49)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	1	—	—	(1)	—
Balance at June 30, 2014	$105	$—	$—	$112	$217

	Six Months Ended June 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	37	11	—	128	176
Cash payments	(47)	—	—	(56)	(103)
Charges against assets	(1)	(11)	—	—	(12)
Foreign exchange	—	—	—	(2)	(2)
Balance at June 30, 2014	$105	$—	$—	$112	$217

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension enhancements amounting to $1 for the six months ended June 30, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $16 and $32, respectively, and contract termination costs and charges resulting directly from exit activities of $6 and $27, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2014 are other exit costs related to the consolidation of facilities of $30 and $69, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Inventories

Inventories by major class are as follows:

	June 30, 2014	December 31, 2013
Raw materials and supplies	$328	$340
Work-in-process	70	60
Finished goods	1,110	1,025
Total Inventories	$1,508	$1,425

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2014 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					1,010		83
Other comprehensive income (loss), net of tax						(53)	(1)
Dividends					(971)		(21)
Stock-based compensation expense		54
Shares issued for stock options		36		128
Shares issued for restricted stock awards		(44)		44
Treasury stock acquired				(746)
Other		6	11	(1)
Balance, June 30, 2014	$1,466	$1,056	$(22)	$(16,208)	$17,991	$(2,504)	$292

Accumulated other comprehensive income (loss) includes cumulative translation losses of $1,790 and $1,772 at June 30, 2014 and December 31, 2013, respectively, and unrecognized retirement plan and other retiree benefits costs of $714 and $735 at June 30, 2014 and December 31, 2013, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	June 30, 2014			June 30, 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$622	916.1	$0.68	$561	933.1	$0.60
Stock options and restricted stock units		9.8			9.2
Diluted EPS	$622	925.9	$0.67	$561	942.3	$0.60

For the three months ended June 30, 2014 and 2013, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 48,362 and 30,428, respectively.

	Six Months Ended
	June 30, 2014			June 30, 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,010	917.8	$1.10	$1,021	934.8	$1.09
Stock options and restricted stock units		9.5			8.8
Diluted EPS	$1,010	927.3	$1.09	$1,021	943.6	$1.08

For the six months ended June 30, 2014 and 2013, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 36,266 and 46,303, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2014 and 2013 were as follows:

	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$29	$25	$(207)	$(196)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	14	8	29	18
Retirement plans and other retiree benefits adjustments	14	8	29	18
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	6	4	13	8
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	6	4	13	8
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(8)	(4)	4	3
Reclassification of (gains) losses into net earnings on cash flow hedges (3)	—	—	(1)	—
Gains (losses) on cash flow hedges	(8)	(4)	3	3
Total Other comprehensive income (loss)	$41	$33	$(162)	$(167)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the three months ended June 30, 2014, these amounts included a pretax gain of $4 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
(3)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2014 and 2013 were as follows:

	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(10)	$(18)	$(252)	$(251)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	3	2	3	2
Amortization of net actuarial loss, transition and prior service costs (1)	28	19	55	36
Retirement plans and other retiree benefits adjustments	31	21	58	38
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(292)	(190)	(128)	(82)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	211	138	133	86
Gains (losses) on available-for-sale securities	(81)	(52)	5	4
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(6)	(3)	11	8
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(3)	(1)	(5)	(3)
Gains (losses) on cash flow hedges	(9)	(4)	6	5
Total Other comprehensive income (loss)	$(69)	$(53)	$(183)	$(204)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the six months ended June 30, 2014, these amounts included pretax net losses of $272 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
For the six months ended June 30, 2013, these amounts included pretax losses of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluation in the first quarter of 2014 and the devaluation in the first quarter of 2013. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$1	$7	$5	$4	$3	$3
Interest cost	26	23	9	7	11	10
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(29)	(30)	(8)	(6)	(1)	—
Amortization of transition and prior service costs (credits)	—	3	2	—	—	—
Amortization of actuarial loss (gain)	8	16	—	4	4	6
Net periodic benefit cost	$6	$19	$8	$9	$16	$18

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$1	$14	$10	$10	$6	$7
Interest cost	51	46	18	14	21	20
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(56)	(59)	(15)	(12)	(1)	(1)
Amortization of transition and prior service costs (credits)	—	5	3	—	—	—
Amortization of actuarial loss (gain)	16	32	1	7	8	11
Net periodic benefit cost	$12	$38	$17	$19	$33	$36

For the six months ended June 30, 2014, the Company did not make any voluntary contributions to its U.S. postretirement plans. For the six months ended June 30, 2013, the Company made voluntary contributions of $100 to its U.S. postretirement plans.

11.	Income Taxes

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. Although it plans to appeal this decision, the Company, as required, reassessed its tax position in light of the decision and concluded it needs to increase its unrecognized tax benefits by $31 and write-off a $37 deferred tax asset. The Company intends to record this $68 income tax charge in the quarter ending September 30, 2014.

Although it is possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions will further increase or decrease during the remainder of 2014, the Company does not expect material changes.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $125. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company is in the process of reviewing the statement of objections. Since the amount of any potential losses from this matter currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to this matter.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has challenged and will continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 15 single plaintiff cases pending against the Company in state courts in California, Delaware, Illinois, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. Fifteen similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases at trial currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

In 2014, two of these cases are tentatively scheduled to go to trial, although the Company may succeed in dismissing one or both of them prior to trial. As stated above, the Company believes that it should ultimately prevail as it has in all similar cases.

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

Two other putative class actions filed earlier in 2007, Abelman, et al. v. Colgate-Palmolive Company Employees’ Retirement Income Plan, et al., in the United States District Court for the Southern District of Ohio, and Caufield v. Colgate-Palmolive Company Employees’ Retirement Income Plan, in the United States District Court for the Southern District of Indiana, both alleging improper calculation of lump sum distributions and, in the case of Abelman, claims for failure to satisfy minimum accrual requirements, were transferred to the Southern District of New York and consolidated with Proesel into one action, In re Colgate-Palmolive ERISA Litigation. The complaint in the consolidated action alleges improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements, but does not include a claim for age discrimination. The relief sought includes recalculation of benefits in unspecified amounts, pre- and post-judgment interest, injunctive relief and attorneys’ fees. In October 2013, the parties executed a settlement agreement under which the Plan would pay approximately $40 after application of certain offsets to resolve the litigation. The settlement agreement is subject to court approval. On December 16, 2013, a motion for preliminary approval of a class action settlement, class certification and appointment of class counsel was approved and on July 8, 2014, final approval was granted by the court. The settlement will be implemented following the expiration of a 30-day appeals period, assuming no appeals are filed. The Company and the Plan intend to contest this action vigorously should the settlement not be finalized.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13.	Segment Information

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales
Oral, Personal and Home Care
North America	$770	$762	$1,555	$1,526
Latin America	1,231	1,282	2,383	2,496
Europe/South Pacific	873	824	1,738	1,672
Asia	610	618	1,282	1,273
Africa/Eurasia	308	311	606	611
Total Oral, Personal and Home Care	3,792	3,797	7,564	7,578
Pet Nutrition	560	549	1,113	1,083
Total Net sales	$4,352	$4,346	$8,677	$8,661

Operating profit
Oral, Personal and Home Care
North America	$231	$227	$447	$442
Latin America	311	352	601	664
Europe/South Pacific	227	189	444	389
Asia	178	173	371	359
Africa/Eurasia	58	65	117	127
Total Oral, Personal and Home Care	1,005	1,006	1,980	1,981
Pet Nutrition	146	136	290	272
Corporate	(171)	(236)	(656)	(605)
Total Operating profit	$980	$906	$1,614	$1,648

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

For the three months ended June 30, 2014, Corporate Operating profit (loss) includes charges of $74 related to the 2012 Restructuring Program and costs of $2 related to the sale of land in Mexico. For the six months ended June 30, 2014, Corporate Operating profit (loss) includes charges of $176 related to the 2012 Restructuring Program, a charge of $266 related to the Venezuela remeasurement and costs of $3 related to the sale of land in Mexico. For the three months ended June 30, 2013, Corporate Operating profit (loss) included charges of $102 related to the 2012 Restructuring Program, costs of $6 related to the sale of land in Mexico and a charge of $18 for a competition law matter in France related to the home care and personal care sectors. For the six months ended June 30, 2013, Corporate Operating profit (loss) included charges of $168 related to the 2012 Restructuring Program, a charge of $172 related to the Venezuela remeasurement, costs of $11 related to the sale of land in Mexico and a charge of $18 for a competition law matter in France related to the home care and personal care sectors. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 15, Venezuela. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2014 and December 31, 2013:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/14	12/31/13		6/30/14	12/31/13
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	18	20	Other liabilities	2	1
Foreign currency contracts	Other current assets	4	14	Other accruals	9	8
Foreign currency contracts	Other assets	—	—	Other liabilities	4	10
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$22	$35		$16	$19

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$—	$3
Total not designated		$—	$—		$—	$3

Total derivative instruments		$22	$35		$16	$22

Other financial instruments
Marketable securities	Other current assets	$155	$173
Available-for-sale securities	Other assets	399	685
Total other financial instruments		$554	$858

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2014 and December 31, 2013. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2014 and December 31, 2013, was $6,208 and $5,690, respectively, and the related carrying value was $6,041 and $5,644, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and six months ended June 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$1,210	$1,438	$2,648	$1,250	$1,088	$2,338
Three months ended June 30:
Gain (loss) on derivative	—	7	7	—	(13)	(13)
Gain (loss) on hedged items	—	(7)	(7)	—	13	13
Six months ended June 30:
Gain (loss) on derivative	2	(3)	(1)	12	(20)	(8)
Gain (loss) on hedged items	(2)	3	1	(12)	20	8

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$521	$14	$535	$420	$12	$432
Three months ended June 30:
Gain (loss) recognized in OCI	(7)	(1)	(8)	3	1	4
Gain (loss) reclassified into Cost of sales	(1)	1	—	1	—	1
Six months ended June 30:
Gain (loss) recognized in OCI	(7)	1	(6)	11	—	11
Gain (loss) reclassified into Cost of sales	1	2	3	4	1	5

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

Activity related to net investment hedges recorded during the three and six months ended June 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$631	$53	$684	$538	$379	$917
Three months ended June 30:
Gain (loss) on instruments	—	2	2	(4)	(4)	(8)
Gain (loss) on hedged items	(1)	(2)	(3)	4	4	8
Six months ended June 30:
Gain (loss) on instruments	—	3	3	10	9	19
Gain (loss) on hedged items	—	(3)	(3)	(9)	(9)	(18)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and six months ended June 30, 2014 and 2013 was as follows:

	2014	2013
	Cross-currency Swap	Cross-currency Swap
Notional Value at June 30,	$102	$96
Three months ended June 30:
Gain (loss) on instrument	(2)	—
Gain (loss) on hedged item	2	—
Six months ended June 30:
Gain (loss) on instrument	(3)	6
Gain (loss) on hedged item	3	(6)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $107 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $48. The long-term portion of these bonds in the amount of $399 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2014, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds was $129 and $318, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $399 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the six months ended June 30, 2014 and 2013:

	2014	2013
Beginning balance as of January 1,	$685	$642
Unrealized gain (loss) on investment	(292)	(128)
Purchases and sales during the period	54	97
Ending balance as of June 30,	$447	$611

Unrealized loss on investment for the six months ended June 30, 2014 consisted primarily of a net loss in the amount of $272 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.

Unrealized loss on investment for the six months ended June 30, 2013 consisted primarily of a charge in the amount of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate.

For further information regarding Venezuela, refer to Note 15, Venezuela.

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

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. The Venezuelan government replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). Although the official exchange rate remains at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market. The Venezuelan government also introduced an alternative currency market known as SICAD II. The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate.

Effective with the quarter ended March 31, 2014, the Company remeasured the majority of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.70 bolivares per dollar and incurred a pretax loss of $266 ($174 aftertax loss or $0.19 per diluted common share). Included in the loss was a charge related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate which resulted in an impairment in the fair value of the bonds.

During the second quarter of 2014, the SICAD I rate revalued slightly and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.60 bolivares per dollar. The impact of the remeasurement during the quarter was insignificant in relation to the Company’s consolidated Net income.

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

For the six months ended June 30, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. CP Venezuela generated a small operating profit for the six months ended June 30, 2014, which was insignificant in relation to the Company’s consolidated Operating profit. At June 30, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $505. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $323 at June 30, 2014 and included approximately $229 of fixed assets that could be subject to impairment if CP Venezuela continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

With approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. Price controls, which became effective on April 1, 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluations. In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar that occurred in 2010 and in February 2013, and the effective devaluation in 2014 as a result of the introduction of a multi-tier foreign exchange system implemented during the first quarter of 2014 (discussed below).

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system whereby there are now three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. The Venezuelan government replaced CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). Although the official exchange rate remains at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market. The Venezuelan government also introduced an alternative currency market known as SICAD II. The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate.

Effective with the quarter ended March 31, 2014, the Company remeasured the majority of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.70 bolivares per dollar (the “2014 Remeasurement”) and incurred a pretax loss of $266 ($174 aftertax loss or $0.19 per diluted common share). Included in the loss was a charge related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate which resulted in an impairment in the fair value of the bonds.

During the second quarter of 2014, the SICAD I rate revalued slightly and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.60 bolivares per dollar. The impact of the remeasurement during the quarter was insignificant in relation to the Company’s consolidated Net income.

There will be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the SICAD I exchange rate as some imports may still qualify for the official rate. Based on this assumption and the SICAD I rate at the quarter-end rate of 10.60 bolivares per dollar, the Company still estimates that the ongoing impacts would be approximately $0.03 per diluted common share per quarter during 2014. Because the SICAD I market is auction-based and auctions are held periodically during each quarter, the exchange rate available through SICAD I may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

As part of the announcements during the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. Because most of the products in CP Venezuela’s portfolio are subject to price controls, as described above, the new law does not impact the majority of its product portfolio. At this time, it remains unclear how this new law may affect the remainder of CP Venezuela’s portfolio and, as a result, its impact is not included in the range of estimated ongoing impacts outlined above.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first quarter of 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar (the “2013 Remeasurement”). The 2014 Remeasurement and the 2013 Remeasurement are referred to together as the “Venezuela Remeasurements.”

CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. The Company was invited to participate in the SICAD I currency market during the second quarter of 2014 and received less than $1 at a rate of 10.50 bolivares per dollar. The SICAD II currency market is accessible to the Company, however the Company has not participated in this currency market through June 30, 2014. CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. Additionally, at times, production at CP Venezuela has also been negatively impacted by labor issues within the country.

For the six months ended June 30, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. CP Venezuela generated a small operating profit for the six months ended June 30, 2014, which was insignificant in relation to the Company’s consolidated Operating profit. At June 30, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $505. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $323 at June 30, 2014 and included approximately $229 of fixed assets that could be subject to impairment if CP Venezuela continues to be unable to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

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

In the three and six months ended June 30, 2014, the Company incurred aftertax costs of $53 and $126, respectively, associated with the 2012 Restructuring Program and aftertax costs of $1 and $2, respectively, related to the sale of land in Mexico.

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

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brand names, its broad international presence in both mature and emerging markets and initiatives such as the 2012 Restructuring Program, should position the Company well to increase shareholder value over the long term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,352 in the second quarter of 2014, even with the second quarter of 2013, as volume growth of 2.5% and net selling price increases of 1.5% were offset by negative foreign exchange of 4.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 4.0% in the second quarter of 2014.

Net sales in the Oral, Personal and Home Care segment were $3,792 in the second quarter of 2014, even with the second quarter of 2013, as volume growth of 3.5% and net selling price increases of 1.0% were offset by negative foreign exchange of 4.5%. Organic sales in the Oral, Personal and Home Care segment increased 4.5% in the second quarter of 2014.

The Company’s share of the global toothpaste market was 44.4% on a year-to-date basis and its share of the global manual toothbrush market was 33.5% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Europe/South Pacific and down in North America, Latin America, Asia and Africa/Eurasia versus the comparable 2013 period. In the manual toothbrush category, year-to-date market shares were up in North America, Europe/South Pacific and Asia and down in Latin America and Africa/Eurasia versus the comparable 2013 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 2.0% in the second quarter of 2014 to $560, as a volume decline of 1.5% and negative foreign exchange of 0.5% were more than offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 2.5% in the second quarter of 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 1% to $2,552 in the second quarter of 2014 from $2,534 in the second quarter of 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit increased to $2,560 in the second quarter of 2014 from $2,548 in the second quarter of 2013 due to sales growth ($3) and gross profit margin expansion ($9).

Worldwide Gross profit margin increased to 58.6% in the second quarter of 2014 from 58.3% in the second quarter of 2013.  Excluding the items described above in both periods, Gross profit margin increased by 20 bps to 58.8% in the second quarter of 2014 from 58.6% in the second quarter of 2013, as higher pricing (50 bps), cost savings from the Company’s funding-the-growth initiatives (200 bps) and cost savings from the 2012 Restructuring Program (20 bps) more than offset higher raw and packaging material costs (250 bps), which included foreign exchange transaction costs.

	Three Months Ended June 30,
	2014	2013
Gross profit, GAAP	$2,552	$2,534
2012 Restructuring Program	6	10
Costs related to the sale of land in Mexico	2	4
Gross profit, non-GAAP	$2,560	$2,548

	Three Months Ended June 30,
	2014	2013	Basis Point Change
Gross profit margin, GAAP	58.6%	58.3%	30
2012 Restructuring Program	0.2	0.2
Costs related to the sale of land in Mexico	—	0.1
Gross profit margin, non-GAAP	58.8%	58.6%	20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $1,507 in the second quarter of 2014 from $1,526 in the second quarter of 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $1,495 in the second quarter of 2014 from $1,512 in the second quarter of 2013, reflecting decreased advertising investment of $29, which was partially offset by higher overhead expenses of $12.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.6% in the second quarter of 2014 from 35.1% in the second quarter of 2013. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.4% in the second quarter of 2014, a decrease of 40 bps as compared to the second quarter of 2013. This decrease was a result of decreased advertising investment (60 bps), partially offset by higher overhead expenses (20 bps), both as a percentage of Net sales. In the second quarter of 2014, advertising investment decreased 5.8% to $468, as compared with $497 in the second quarter of 2013, and decreased as a percentage of Net sales to 10.8% in the second quarter of 2014 from 11.4% in the second quarter of 2013.

	Three Months Ended June 30,
	2014	2013
Selling, general and administrative expenses, GAAP	$1,507	$1,526
2012 Restructuring Program	(12)	(14)
Selling, general and administrative expenses, non-GAAP	$1,495	$1,512

	Three Months Ended June 30,
	2014	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.6%	35.1%	(50)
2012 Restructuring Program	(0.2)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.4%	34.8%	(40)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $65 in the second quarter of 2014, as compared to $102 in the second quarter of 2013. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program. Other (income) expense, net in the second quarter of 2013 also included costs related to the sale of land in Mexico and a charge for a competition matter in France related to the home care and personal care sectors. Excluding these charges, Other (income) expense, net was $9 in the second quarter of 2014, as compared to $4 in the second quarter of 2013.

	Three Months Ended June 30,
	2014	2013
Other (income) expense, net, GAAP	$65	$102
2012 Restructuring Program	(56)	(78)
Costs related to the sale of land in Mexico	—	(2)
Charge for a French competition law matter	—	(18)
Other (income) expense, net, non-GAAP	$9	$4

Operating Profit

Operating profit increased 8% to $980 in the second quarter of 2014 from $906 in the second quarter of 2013. Operating profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Operating profit in the second quarter of 2013 also included a charge for a competition matter in France related to the home care and personal care sectors. Excluding these items in both periods, Operating profit increased 2% to $1,056 in the second quarter of 2014 from $1,032 in the second quarter of 2013, due to higher Gross profit margin and a decrease in Selling, general and administrative expenses.

Operating profit margin was 22.5% in the second quarter of 2014, an increase of 170 bps compared to the second quarter of 2013. Excluding the items described above in both periods, Operating profit margin increased 60 bps to 24.3% in the second quarter of 2014 as compared to 23.7% in the second quarter of 2013. This increase in Operating profit margin was due to an increase in Gross profit margin (20 bps) and a decrease in Selling, general and administrative expenses as a percentage of Net sales (40 bps).

	Three Months Ended June 30,
	2014	2013	% Change
Operating profit, GAAP	$980	$906	8%
2012 Restructuring Program	74	102
Costs related to the sale of land in Mexico	2	6
Charge for a French competition law matter	—	18
Operating profit, non-GAAP	$1,056	$1,032	2%

	Three Months Ended June 30,
	2014	2013	Basis Point Change
Operating profit margin, GAAP	22.5%	20.8%	170
2012 Restructuring Program	1.7	2.4
Costs related to the sale of land in Mexico	0.1	0.1
Charge for a French competition law matter	—	0.4
Operating profit margin, non-GAAP	24.3%	23.7%	60

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $9 for the three months ended June 30, 2014 as compared with ($5) in the comparable period of 2013, primarily due to higher debt levels as a result of the debt issuance in the first quarter of 2014 and lower interest income on investments held outside the United States.

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2014 increased to $622 from $561 in the second quarter of 2013, and Earnings per common share on a diluted basis increased to $0.67 per share in the second quarter of 2014 from $0.60 per share in the second quarter of 2013. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the second quarter of 2013 also included a charge for a competition matter in France related to the home care and personal care sectors.

Excluding the items described above in both periods, Net income attributable to Colgate-Palmolive Company in the second quarter of 2014 increased 2% to $676 and Earnings per common share on a diluted basis increased 4% to $0.73.

	Three Months Ended June 30,
	2014	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$622	$561	11%
2012 Restructuring Program	53	79
Costs related to the sale of land in Mexico	1	4
Charge for a French competition law matter	—	18
Net income attributable to Colgate-Palmolive Company, non-GAAP	$676	$662	2%

	Three Months Ended June 30,
	2014	2013	% Change
Earnings per common share, diluted, GAAP	$0.67	$0.60	12%
2012 Restructuring Program	0.06	0.08
Costs related to the sale of land in Mexico	—	—
Charge for a French competition law matter	—	0.02
Earnings per common share, diluted, non-GAAP	$0.73	$0.70	4%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$770	$762	1.0%
Operating profit	$231	$227	2%
% of Net sales	30.0%	29.8%	20	bps

Net sales in North America increased 1.0% in the second quarter of 2014 to $770, driven by volume growth of 2.5%, which was partially offset by net selling price decreases of 1% due to increased promotional activities and negative foreign exchange of 0.5%. Organic sales in North America increased 1.5% in the second quarter of 2014.

The increase in organic sales in North America in the second quarter of 2014 versus the second quarter of 2013 was driven by higher Oral Care sales, which were partially offset by declines in sales in the Personal Care category. The increase in Oral Care organic sales growth was driven by strong sales in the toothpaste category. The decrease in Personal Care organic sales growth was primarily due to sales declines in the underarm protection category.

Operating profit in North America increased 2% in the second quarter of 2014 to $231, or 20 bps to 30.0% of Net sales. This increase in Operating profit was primarily due to a decrease in Selling, general and administrative expenses (60 bps), which was partially offset by a decrease in Gross profit (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (190 bps) and pricing as noted above, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (20 bps) and decreased advertising investment (40 bps), the latter due to the timing of new product launches.

Latin America

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$1,231	$1,282	(4.0)%
Operating profit	$311	$352	(12)%
% of Net sales	25.3%	27.5%	(220)	bps

Net sales in Latin America decreased 4.0% to $1,231 in the second quarter of 2014. Volume growth of 3.0% and net selling price increases of 5.0% were more than offset by negative foreign exchange of 12.0%. Organic sales in Latin America increased 8.0% in the second quarter of 2014. Volume gains were led by Venezuela, Mexico and Colombia and were partially offset by volume declines in Brazil.

The increase in organic sales in Latin America in the second quarter of 2014 versus the second quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the toothpaste category. Home Care also contributed to organic sales growth due to strong sales in the fabric softener category.

Operating profit in Latin America decreased 12% in the second quarter of 2014 to $311, or 220 bps to 25.3% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (120 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (500 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and pricing as noted above. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$873	$824	6.0%
Operating profit	$227	$189	20%
% of Net sales	26.0%	22.9%	310	bps

Net sales in Europe/South Pacific increased 6.0% in the second quarter of 2014 to $873. Volume growth of 4.5% and positive foreign exchange of 4.0% were partially offset by net selling price decreases of 2.5% due to increased promotional activities. Organic sales in Europe/South Pacific increased 2.5% in the second quarter of 2014. Volume gains were led by Australia and France.

The increase in organic sales in Europe/South Pacific in the second quarter of 2014 versus the second quarter of 2013 was driven by higher Oral Care sales due to strong sales in the toothpaste category.

Operating profit in Europe/South Pacific increased 20% in the second quarter of 2014 to $227, or 310 bps to 26.0% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (270 bps) and a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (180 bps), cost savings from the 2012 Restructuring Program (80 bps) and lower raw and packaging material costs (60 bps), which were partially offset by pricing as noted above. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (10 bps) and decreased advertising investment (60 bps), the latter due to the timing of new product launches.

Asia

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$610	$618	(1.5)%
Operating profit	$178	$173	3%
% of Net sales	29.2%	28.0%	120	bps

Net sales in Asia decreased 1.5% in the second quarter of 2014 to $610. Volume growth of 2.5% and net selling price increases of 0.5% were more than offset by negative foreign exchange of 4.5%. Organic sales in Asia grew 3.0% in the second quarter of 2014. Volume gains were led by the Philippines, India and Thailand.

The increase in organic sales in the second quarter of 2014 versus the second quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the manual toothbrush category. Personal Care sales also contributed to organic sales growth with gains in the shampoo category.

Operating profit in Asia increased 3% in the second quarter of 2014 to $178, or 120 bps to 29.2% of Net sales. This increase in Operating profit was primarily due to a decrease in Selling, general and administrative expenses (200 bps), which was partially offset by a decrease in Gross profit (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs, which included foreign exchange transaction costs, and higher manufacturing costs (310 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (250 bps), which was partially offset by higher overhead expenses (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$308	$311	(1.0)%
Operating profit	$58	$65	(11)%
% of Net sales	18.8%	20.9%	(210)	bps

Net sales in Africa/Eurasia decreased 1.0% in the second quarter of 2014 to $308. Volume growth of 5.5% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 7.5%. Organic sales in Africa/Eurasia grew 6.5% in the second quarter of 2014. Volume gains were led by South Africa, Turkey and Russia.

The increase in organic sales in the second quarter of 2014 versus the second quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 11% in the second quarter of 2014 to $58, or 210 bps to 18.8% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (100 bps) and an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (290 bps), driven by higher foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps), cost savings from the 2012 Restructuring Program (10 bps) and pricing as noted above. This increase in Selling, general and administrative expenses was due to higher overhead expenses (240 bps), partially offset by decreased advertising investment (140 bps).

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2014	2013	Change
Net sales	$560	$549	2.0%
Operating profit	$146	$136	7%
% of Net sales	26.1%	24.8%	130	bps

Net sales for Hill’s Pet Nutrition increased 2.0% in the second quarter of 2014 to $560, as a volume decline of 1.5% and negative foreign exchange of 0.5% were more than offset by net selling price increases of 4.0%. Organic sales in Hill’s Pet Nutrition increased 2.5% in the second quarter of 2014. Volume declines in the United States and Japan were partially offset by volume gains in Russia. The volume declines in Japan were due to timing of customer shipments.

The increase in organic sales in the second quarter of 2014 versus the second quarter of 2013 was driven by continued growth in the Prescription Diet category.

Operating profit in Hill’s Pet Nutrition increased 7% in the second quarter of 2014 to $146, or 130 bps to 26.1% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (40 bps) and a decrease in Other (income) expense, net (160 bps), which were partially offset by an increase in Selling, general and administrative expenses (80 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (160 bps) and pricing as noted above, partially offset by higher raw and packaging material costs (230 bps), due in part to formulation changes and foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (20 bps) and higher overhead expenses, the latter due to increased investment in customer development initiatives (60 bps). This decrease in Other (income) expense, net was in part due to the expiration of a third-party royalty agreement.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2014	2013	Change
Operating profit (loss)	$(171)	$(236)	(28)%

Operating profit (loss) related to Corporate was ($171) in the second quarter of 2014 as compared to ($236) in the second quarter of 2013. In the second quarter of 2014, Corporate Operating profit (loss) included charges of $74 related to the 2012 Restructuring Program and costs of $2 related to the sale of land in Mexico. In the second quarter of 2013, Corporate Operating profit (loss) included charges of $102 related to the 2012 Restructuring Program, costs of $6 related to the sale of land in Mexico and a charge of $18 related to a competition law matter in France related to the home care and personal care sectors.

Six Months

Worldwide Net sales were $8,677 in the first six months of 2014, even with the first six months of 2013, as volume growth of 4.0% and net selling price increases of 1.5% were offset by negative foreign exchange of 5.5%. Organic sales increased 5.5% in the first six months of 2014.

Net sales in the Oral, Personal and Home Care segment were $7,564 in the first six months of 2014, even with the first six months of 2013, as volume growth of 4.5% and net selling price increases of 1.0% were offset by negative foreign exchange of 5.5%. Organic sales in the Oral, Personal and Home Care segment increased 5.5% in the first six months of 2014.

The increase in organic sales in the first six months of 2014 versus the first six months of 2013 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Home Care sales also contributed to growth behind sales gains in the fabric softener category.

Net sales for the Hill’s Pet Nutrition segment increased 3.0% as volume growth of 1.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 1.0%. Organic sales increased 4.0% in the first six months of 2014.

The increase in organic sales in the first six months of 2014 versus the first six months of 2013 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2014	2013
Net sales
Oral, Personal and Home Care
North America	$1,555	$1,526
Latin America	2,383	2,496
Europe/South Pacific	1,738	1,672
Asia	1,282	1,273
Africa/Eurasia	606	611
Total Oral, Personal and Home Care	7,564	7,578
Pet Nutrition	1,113	1,083
Total Net sales	$8,677	$8,661

Operating profit
Oral, Personal and Home Care
North America	$447	$442
Latin America	601	664
Europe/South Pacific	444	389
Asia	371	359
Africa/Eurasia	117	127
Total Oral, Personal and Home Care	1,980	1,981
Pet Nutrition	290	272
Corporate	(656)	(605)
Total Operating profit	$1,614	$1,648

Within the Oral, Personal and Home Care segment, North America Net sales increased 2.0%, driven by volume growth of 3.5%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.5%. Latin America Net sales decreased 4.5% as volume growth of 4.0% and net selling price increases of 5.5% were more than offset by negative foreign exchange of 14.0%. Organic sales in Latin America increased 9.5%. Europe/South Pacific Net sales increased 4.0% as volume growth of 4.0% and positive foreign exchange of 2.5% were partially offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific increased 2.0%. Asia Net sales increased 0.5% as volume growth of 5.0% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 5.0%. Organic sales in Asia increased 5.5%. Africa/Eurasia Net sales decreased 1.0%, as volume growth of 7.5% and net selling price increases of 0.5% were more than offset by negative foreign exchange of 9.0%. Organic sales in Africa/Eurasia increased 8.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first six months of 2014, Operating profit (loss) related to Corporate was ($656) as compared to ($605) in the first six months of 2013. In the first six months of 2014, Corporate Operating profit (loss) included charges of $176 related to the 2012 Restructuring Program, a charge of $266 related to the 2014 Remeasurement and costs of $3 related to the sale of land in Mexico. In the first six months of 2013, Corporate Operating profit (loss) included charges of $168 related to the 2012 Restructuring Program, a charge of $172 related to the 2013 Remeasurement, costs of $11 related to the sale of land in Mexico and a charge of $18 related to a competition law matter in France related to the home care and personal care sectors.

Gross Profit/Margin

Worldwide Gross profit increased 1% to $5,076 in the first six months of 2014 from $5,049 in the first six months of 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit increased to $5,095 in the first six months of 2014 from $5,075 in the first six months of 2013, primarily due to sales growth ($11) and gross profit margin expansion ($9).

Worldwide Gross profit margin increased to 58.5% in the first six months of 2014 from 58.3% in the first six months of 2013. Excluding the items described above in both periods, Gross profit margin increased by 10 bps to 58.7% in the first six months of 2014 from 58.6% in the first six months of 2013. The increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (160 bps), cost savings from the 2012 Restructuring Program (10 bps) and higher pricing (50 bps), which were partially offset by higher raw and packaging material costs (220 bps), which included foreign exchange transaction costs.

	Six Months Ended June 30,
	2014	2013
Gross profit, GAAP	$5,076	$5,049
2012 Restructuring Program	16	18
Costs related to the sale of land in Mexico	3	8
Gross profit, non-GAAP	$5,095	$5,075

	Six Months Ended June 30,
	2014	2013	Basis Point Change
Gross profit margin, GAAP	58.5%	58.3%	20
2012 Restructuring Program	0.2	0.2
Costs related to the sale of land in Mexico	—	0.1
Gross profit margin, non-GAAP	58.7%	58.6%	10

Selling, General and Administrative expenses

Selling, general and administrative expenses were $3,051 in the first six months of 2014, as compared to $3,062 in the first six months of 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $3,022 in the first six months of 2014, reflecting decreased advertising investment of $22, which was partially offset by higher overhead expenses of $4.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 35.2% in the first six months of 2014 from 35.4% in the first six months of 2013. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.8%, a decrease of 30 bps as compared to the first six months of 2013. This decrease was a result of decreased advertising investment (30 bps) as a percentage of Net sales. In the first six months of 2014, advertising investment decreased 2.3% to $946, as compared with $968 in the first six months of 2013.

	Six Months Ended June 30,
	2014	2013
Selling, general and administrative expenses, GAAP	$3,051	$3,062
2012 Restructuring Program	(29)	(22)
Selling, general and administrative expenses, non-GAAP	$3,022	$3,040

	Six Months Ended June 30,
	2014	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.2%	35.4%	(20)
2012 Restructuring Program	(0.4)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.8%	35.1%	(30)

Other (income) expense, net

Other (income) expense, net was $411 in the first six months of 2014, as compared to $339 in the first six months of 2013.
Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Other (income) expense, net in the first six months of 2013 also included costs related to the sale of land in Mexico and a charge for a competition law matter in France related to the home care and personal care sectors. Excluding these items in both periods, Other (income) expense, net was $14 in the first six months of 2014, as compared to $18 in the first six months of 2013.

	Six Months Ended June 30,
	2014	2013
Other (income) expense, net, GAAP	$411	$339
2012 Restructuring Program	(131)	(128)
Venezuela Remeasurement charges	(266)	(172)
Costs related to the sale of land in Mexico	—	(3)
Charge for a French competition law matter	—	(18)
Other (income) expense, net, non-GAAP	$14	$18

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit decreased 2% to $1,614 in the first six months of 2014 from $1,648 in the first six months of 2013. Operating profit in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico. Operating profit in the first six months of 2013 also included a charge for a competition law matter in France related to the home care and personal care sectors. Excluding these items in both periods, Operating profit for the first six months of 2014 increased 2% to $2,059 from $2,017 in the first six months of 2013, due to higher Gross profit margin and a decrease in Selling, general and administrative expenses.

Operating profit margin was 18.6% in the first six months of 2014, a decrease of 40 bps compared to the first six months of 2013. Excluding the items described above in both periods, Operating profit margin was 23.7%, an increase of 40 bps compared to the first six months of 2013. This increase was mainly due to an increase in Gross profit margin (10 bps) and a decrease in advertising investment (30 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2014	2013	% Change
Operating profit, GAAP	$1,614	$1,648	(2)%
2012 Restructuring Program	176	168
Venezuela Remeasurement charges	266	172
Costs related to the sale of land in Mexico	3	11
Charge for a French competition law matter	—	18
Operating profit, non-GAAP	$2,059	$2,017	2%

	Six Months Ended June 30,
	2014	2013	Basis Point Change
Operating profit margin, GAAP	18.6%	19.0%	(40)
2012 Restructuring Program	2.0	2.0
Venezuela Remeasurement charges	3.1	2.0
Costs related to the sale of land in Mexico	—	0.1
Charge for a French competition law matter	—	0.2
Operating profit margin, non-GAAP	23.7%	23.3%	40

Interest (Income) Expense, Net

Interest (income) expense, net was $16 for the six months ended June 30, 2014 as compared with ($8) in the comparable period of 2013, primarily due to higher debt levels as a result of the debt issuance in the first quarter of 2014 and lower interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income taxes

The effective tax rate was 31.9% for the second quarter of 2014 as compared to 33.7% for the second quarter of 2013. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent and unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.7%, compared to 32.0% in the second quarter of 2013. As reflected in the table below, the non-GAAP effective income tax rate was 31.7% for the three-month and six-month periods ended June 30, 2014, respectively, as compared to 32.0% in the comparable periods of 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Effective tax rate, GAAP	31.9%	33.7%	31.6%	33.0%
2012 Restructuring Program	(0.2)	(1.1)	(0.3)	(1.0)
Venezuela Remeasurement charges	—	—	0.4	0.2
Charge for a French competition law matter	—	(0.6)	—	(0.2)
Effective tax rate, non-GAAP	31.7%	32.0%	31.7%	32.0%

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. Although it plans to appeal this decision, the Company, as required, reassessed its tax position in light of the decision and concluded it needs to increase its unrecognized tax benefits by $31 and write-off a $37 deferred tax asset. The Company intends to record this $68 income tax charge in the quarter ending September 30, 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first six months of 2014 decreased to $1,010 from $1,021 in the comparable 2013 period. Earnings per common share on a diluted basis increased to $1.09 per share from $1.08 per share in the comparable 2013 period. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the first six months of 2013 also included a charge for a competition law matter in France related to the home care and personal care sectors.

Excluding these items, Net income attributable to Colgate-Palmolive Company increased 2% to $1,312 in the first six months of 2014 from $1,288 in the first six months of 2013 and earnings per common share on a diluted basis increased 4% to $1.41 in the first six months of 2014 from $1.36 in the first six months of 2013.

	Six Months Ended June 30,
	2014	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,010	$1,021	(1)%
2012 Restructuring Program	126	131
Venezuela Remeasurement charges	174	111
Costs related to the sale of land in Mexico	2	7
Charge for a French competition law matter	—	18
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,312	$1,288	2%

	Six Months Ended June 30,
	2014	2013	% Change
Earnings per common share, diluted, GAAP	$1.09	$1.08	1%
2012 Restructuring Program	0.13	0.14
Venezuela Remeasurement charges	0.19	0.12
Costs related to the sale of land in Mexico	—	—
Charge for a French competition law matter	—	0.02
Earnings per common share, diluted, non-GAAP	$1.41	$1.36	4%

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

For the three and six months ended June 30, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$6	$10	$16	$18
Selling, general and administrative expenses	12	14	29	22
Other (income) expense, net	56	78	131	128
Total 2012 Restructuring Program charges, pretax	$74	$102	$176	$168

Total 2012 Restructuring Program charges, aftertax	$53	$79	$126	$131

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken in the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2014	2013	2014	2013
North America	11%	35%	10%	21%	10%
Latin America	5%	—%	4%	6%	3%
Europe/South Pacific	16%	42%	19%	38%	29%
Asia	—%	—%	—%	—%	—%
Africa/Eurasia	2%	3%	2%	4%	5%
Hill’s Pet Nutrition	11%	4%	9%	4%	8%
Corporate	55%	16%	56%	27%	45%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $636 ($474 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2014
Employee-Related Costs	$259
Incremental Depreciation	37
Asset Impairments	1
Other	339
Total	$636

The majority of costs incurred since inception relate to the following projects: restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees by shifting them from the Company’s defined benefit retirement plan to the Company’s defined contribution plan; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the consolidation of facilities; the implementation of the Company’s hubbing strategy in Europe; and the extension of shared business services and streamlining global functions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended June 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2014	$103	$—	$—	$94	$197
Charges	17	5	—	52	74
Cash payments	(16)	—	—	(33)	(49)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	1	—	—	(1)	—
Balance at June 30, 2014	$105	$—	$—	$112	$217

	Six Months Ended June 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	37	11	—	128	176
Cash payments	(47)	—	—	(56)	(103)
Charges against assets	(1)	(11)	—	—	(12)
Foreign exchange	—	—	—	(2)	(2)
Balance at June 30, 2014	$105	$—	$—	$112	$217

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension enhancements amounting to $1 for the six months ended June 30, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $16 and $32, respectively, and contract termination costs and charges resulting directly from exit activities of $6 and $27, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2014 are other exit costs related to the consolidation of facilities of $30 and $69, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2014 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2014 and 2013 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended June 30, 2014.

Three months ended June 30, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	1.5%	(0.5)%	0.0%	1.0%
Latin America	8.0%	(12.0)%	0.0%	(4.0)%
Europe/South Pacific	2.5%	4.0%	(0.5)%	6.0%
Asia	3.0%	(4.5)%	0.0%	(1.5)%
Africa/Eurasia	6.5%	(7.5)%	0.0%	(1.0)%
Total Oral, Personal and Home Care	4.5%	(4.5)%	0.0%	0.0%
Pet Nutrition	2.5%	(0.5)%	0.0%	2.0%
Total Company	4.0%	(4.0)%	0.0%	0.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the six months ended June 30, 2014.

Six months ended June 30, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	0.0%	2.0%
Latin America	9.5%	(14.0)%	0.0%	(4.5)%
Europe/South Pacific	2.0%	2.5%	(0.5)%	4.0%
Asia	5.5%	(5.0)%	0.0%	0.5%
Africa/Eurasia	8.0%	(9.0)%	0.0%	(1.0)%
Total Oral, Personal and Home Care	5.5%	(5.5)%	0.0%	0.0%
Pet Nutrition	4.0%	(1.0)%	0.0%	3.0%
Total Company	5.5%	(5.5)%	0.0%	0.0%

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

Net cash provided by operations increased 5% to $1,389 in the first six months of 2014, compared with $1,325 in the comparable period of 2013 due to strong operating earnings.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to 0.7% of Net sales in the first six months of 2014 as compared to (0.2%) in the first six months of 2013, primarily due to higher inventory levels driven by initiatives undertaken as part of the 2012 Restructuring Program and the timing of new product launches and a decrease in accounts payable and accrued liabilities.

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

Investing activities used $314 in the first six months of 2014, compared with $398 in the comparable period of 2013. Purchases of marketable securities and investments decreased in the first six months of 2014 to $165 from $246 in the comparable period of 2013 partially due to a decrease in the Company’s investments through its subsidiary in Venezuela in local currency denominated fixed interest rate bonds issued by the Venezuelan government. Capital spending increased in the first six months of 2014 to $314 from $243 in the comparable period of 2013. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2014 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $830 of cash during the first six months of 2014 compared with a use of $846 in the comparable period of 2013, reflecting higher proceeds from the issuances of debt, partially offset by higher principal payments on debt and higher dividend payments in the first six months of 2014 compared to the first six months of 2013.

Long-term debt, including the current portion, increased to $6,041 as of June 30, 2014 as compared to $5,644 as of December 31, 2013 and total debt increased to $6,061 as of June 30, 2014 as compared to $5,657 as of December 31, 2013. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. The debt issuances were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings and were used to repay and retire $250 of U.S. dollar denominated notes and €250 of euro denominated notes, both of which became due in the second quarter of 2014. Proceeds from the debt issuances in the second quarter of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes and to repay and retire $250 of notes which became due in 2013.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

As of June 30, 2014, the Company had no commercial paper outstanding. Commercial paper outstanding was $359 as of June 30, 2013. The average daily balances outstanding for commercial paper in the first six months of 2014 and 2013 were $1,261 and $1,700, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2018.

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

Cash and cash equivalents increased $199 during the first six months of 2014 to $1,161 at June 30, 2014, compared to $962 at December 31, 2013, most of which ($1,124 and $865, respectively) were held by the Company’s foreign subsidiaries. These amounts include $54 and $114, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Note 13 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

The following table shows the share repurchase activity for the three months in the quarter ended June 30, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2014	666,167	$65.91	592,500	19,236,266
May 1 through 31, 2014	2,067,966	$66.88	2,025,200	17,211,066
June 1 through 30, 2014	1,584,654	$68.08	1,558,385	15,652,681
Total	4,318,787	$67.17	4,176,085

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 142,702 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 31, 2014	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 31, 2014	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 31, 2014	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller