Form 10-Q
period 2014-09-30
COLGATE PALMOLIVE CO
filed 2014-10-24
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	911,398,318	September 30, 2014

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$4,379	$4,398	$13,056	$13,059
Cost of sales	1,821	1,813	5,422	5,425
Gross profit	2,558	2,585	7,634	7,634
Selling, general and administrative expenses	1,497	1,549	4,548	4,611
Other (income) expense, net	113	20	524	359
Operating profit	948	1,016	2,562	2,664
Interest (income) expense, net	4	—	20	(8)
Income before income taxes	944	1,016	2,542	2,672
Provision for income taxes	364	317	869	863
Net income including noncontrolling interests	580	699	1,673	1,809
Less: Net income attributable to noncontrolling interests	38	43	121	132
Net income attributable to Colgate-Palmolive Company	$542	$656	$1,552	$1,677

Earnings per common share, basic	$0.59	$0.71	$1.69	$1.80

Earnings per common share, diluted	$0.59	$0.70	$1.68	$1.78

Dividends declared per common share	$0.36	$0.34	$1.42	$1.33

* Two dividends were declared in the first quarter of 2014 and 2013.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$580	$699	$1,673	$1,809
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(367)	90	(386)	(165)
Retirement plans and other retiree benefit adjustments	(17)	18	4	56
Gains (losses) on available-for-sale securities	(4)	3	(56)	7
Gains (losses) on cash flow hedges	3	(5)	(1)	—
Total Other comprehensive income (loss), net of tax	(385)	106	(439)	(102)
Total Comprehensive income including noncontrolling interests	195	805	1,234	1,707
Less: Net income attributable to noncontrolling interests	38	43	121	132
Less: Cumulative translation adjustments attributable to noncontrolling interests	(2)	(3)	(3)	(7)
Total Comprehensive income attributable to noncontrolling interests	36	40	118	125
Total Comprehensive income attributable to Colgate-Palmolive Company	$159	$765	$1,116	$1,582

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,355	$962
Receivables (net of allowances of $58 and $67, respectively)	1,747	1,636
Inventories	1,422	1,425
Other current assets	657	799
Total current assets	5,181	4,822
Property, plant and equipment:
Cost	8,413	8,330
Less: Accumulated depreciation	(4,375)	(4,247)
	4,038	4,083
Goodwill, net	2,355	2,474
Other intangible assets, net	1,424	1,496
Deferred income taxes	31	77
Other assets	656	924
Total assets	$13,685	$13,876
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$14	$13
Current portion of long-term debt	600	895
Accounts payable	1,215	1,343
Accrued income taxes	294	239
Other accruals	2,289	1,980
Total current liabilities	4,412	4,470
Long-term debt	5,441	4,749
Deferred income taxes	355	444
Other liabilities	1,731	1,677
Total liabilities	11,939	11,340
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,126	1,004
Retained earnings	18,210	17,952
Accumulated other comprehensive income (loss)	(2,887)	(2,451)
Unearned compensation	(18)	(33)
Treasury stock, at cost	(16,477)	(15,633)
Total Colgate-Palmolive Company shareholders’ equity	1,420	2,305
Noncontrolling interests	326	231
Total shareholders’ equity	1,746	2,536
Total liabilities and shareholders’ equity	$13,685	$13,876

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income including noncontrolling interests	$1,673	$1,809
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	329	329
Restructuring and termination benefits, net of cash	69	82
Voluntary benefit plan contribution	(2)	(101)
Venezuela remeasurement charges	327	172
Charge for a foreign tax matter	66	—
Stock-based compensation expense	109	105
Deferred income taxes	(35)	35
Cash effects of changes in:
Receivables	(222)	(137)
Inventories	(51)	(107)
Accounts payable and other accruals	100	121
Other non-current assets and liabilities	29	57
Net cash provided by operations	2,392	2,365
Investing Activities
Capital expenditures	(493)	(419)
Purchases of marketable securities and investments	(232)	(408)
Proceeds from sale of marketable securities and investments	277	195
Payment for acquisitions, net of cash acquired	(25)	—
Other	18	4
Net cash used in investing activities	(455)	(628)
Financing Activities
Principal payments on debt	(6,220)	(5,504)
Proceeds from issuance of debt	6,597	5,563
Dividends paid	(990)	(1,030)
Purchases of treasury shares	(1,119)	(1,115)
Proceeds from exercise of stock options and excess tax benefits	295	276
Net cash used in financing activities	(1,437)	(1,810)
Effect of exchange rate changes on Cash and cash equivalents	(107)	(90)
Net increase (decrease) in Cash and cash equivalents	393	(163)
Cash and cash equivalents at beginning of the period	962	884
Cash and cash equivalents at end of the period	$1,355	$721
Supplemental Cash Flow Information
Income taxes paid	$781	$781

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

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which, subject to the Company obtaining still outstanding regulatory approvals, is expected to occur in 2014. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The Company has reinvested these payments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended September 30, 2014 and 2013, the Company recorded $1 and $3 of pretax costs ($1 and $2 of aftertax costs), respectively, related to the sale. During the nine months ended September 30, 2014 and 2013, the Company recorded $4 and $14 of pretax costs ($3 and $9 of aftertax costs), respectively, related to the sale.

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

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and nine months ended September 30, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$7	$8	$23	$26
Selling, general and administrative expenses	13	9	42	31
Other (income) expense, net	35	13	166	141
Total 2012 Restructuring Program charges, pretax	$55	$30	$231	$198

Total 2012 Restructuring Program charges, aftertax	$41	$22	$167	$153

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken in the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2014	2013	2014	2013
North America	9%	13%	9%	20%	10%
Latin America	3%	6%	4%	6%	3%
Europe/South Pacific	17%	22%	18%	35%	28%
Asia	15%	—%	4%	—%	1%
Africa/Eurasia	4%	—%	3%	4%	5%
Hill’s Pet Nutrition	6%	29%	9%	8%	8%
Corporate	46%	30%	53%	27%	45%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $691 ($515 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2014
Employee-Related Costs	$277
Incremental Depreciation	42
Asset Impairments	1
Other	371
Total	$691

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

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended September 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2014	$105	$—	$—	$112	$217
Charges	18	5	—	32	55
Cash payments	(20)	—	—	(27)	(47)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	(4)	—	—	(2)	(6)
Balance at September 30, 2014	$99	$—	$—	$115	$214

	Nine Months Ended September 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	55	16	—	160	231
Cash payments	(67)	—	—	(83)	(150)
Charges against assets	(1)	(16)	—	—	(17)
Foreign exchange	(4)	—	—	(4)	(8)
Balance at September 30, 2014	$99	$—	$—	$115	$214

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension enhancements amounting to $1 for the nine months ended September 30, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $15 and $47, respectively, and contract termination costs and charges resulting directly from exit activities of $6 and $33, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2014 are other exit costs related to the consolidation of facilities of $11 and $80, respectively.

On October 23, 2014, the Company’s Board of Directors approved an expansion of the 2012 Restructuring Program. Refer to Note 16, Subsequent Events for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Inventories

Inventories by major class are as follows:

	September 30, 2014	December 31, 2013
Raw materials and supplies	$339	$340
Work-in-process	58	60
Finished goods	1,025	1,025
Total Inventories	$1,422	$1,425

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2014 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					1,552		121
Other comprehensive income (loss), net of tax						(436)	(3)
Dividends					(1,294)		(23)
Stock-based compensation expense		109
Shares issued for stock options		77		200
Shares issued for restricted stock awards		(76)		76
Treasury stock acquired				(1,119)
Other		12	15	(1)
Balance, September 30, 2014	$1,466	$1,126	$(18)	$(16,477)	$18,210	$(2,887)	$326

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,155 and $1,772 at September 30, 2014 and December 31, 2013, respectively, and unrecognized retirement plan and other retiree benefits costs of $731 and $735 at September 30, 2014 and December 31, 2013, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	September 30, 2014			September 30, 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$542	913.8	$0.59	$656	928.1	$0.71
Stock options and restricted stock units		9.0			8.8
Diluted EPS	$542	922.8	$0.59	$656	936.9	$0.70

For the three months ended September 30, 2014 and 2013, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,369,775 and 1,956,750, respectively.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,552	916.4	$1.69	$1,677	932.5	$1.80
Stock options and restricted stock units		9.3			8.9
Diluted EPS	$1,552	925.7	$1.68	$1,677	941.4	$1.78

For the nine months ended September 30, 2014 and 2013, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 484,913 and 703,219, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2014 and 2013 were as follows:

	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(362)	$(365)	$82	$93
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(43)	(26)	1	1
Amortization of net actuarial loss, transition and prior service costs (1)	17	9	27	17
Retirement plans and other retiree benefits adjustments	(26)	(17)	28	18
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(62)	(40)	4	3
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	56	36	—	—
Gains (losses) on available-for-sale securities	(6)	(4)	4	3
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	5	2	2	—
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	2	1	(8)	(5)
Gains (losses) on cash flow hedges	7	3	(6)	(5)
Total Other comprehensive income (loss)	$(387)	$(383)	$108	$109

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the three months ended September 30, 2014, these amounts included a pretax loss of $52 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluation in the third quarter of 2014. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(4)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2014 and 2013 were as follows:

	2014		2013
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(372)	$(383)	$(170)	$(158)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(40)	(24)	4	3
Amortization of net actuarial loss, transition and prior service costs (1)	45	28	82	53
Retirement plans and other retiree benefits adjustments	5	4	86	56
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(354)	(230)	(124)	(79)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	267	174	133	86
Gains (losses) on available-for-sale securities	(87)	(56)	9	7
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(1)	(1)	13	8
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(1)	—	(13)	(8)
Gains (losses) on cash flow hedges	(2)	(1)	—	—
Total Other comprehensive income (loss)	$(456)	$(436)	$(75)	$(95)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the nine months ended September 30, 2014, these amounts included pretax net losses of $324 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
For the nine months ended September 30, 2013, these amounts included pretax losses of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the first and third quarters of 2014 and the devaluation in the first quarter of 2013. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$—	$6	$5	$6	$2	$3
Interest cost	25	22	8	8	11	8
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(28)	(29)	(7)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	—	1	—	1	—	—
Amortization of actuarial loss (gain)	11	17	2	3	4	5
Net periodic benefit cost	$8	$17	$8	$11	$16	$15

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Service cost	$1	$20	$15	$16	$8	$10
Interest cost	76	68	26	22	32	28
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(84)	(88)	(22)	(19)	(2)	(2)
Amortization of transition and prior service costs (credits)	—	6	3	1	—	—
Amortization of actuarial loss (gain)	27	49	3	10	12	16
Net periodic benefit cost	$20	$55	$25	$30	$49	$51

For the nine months ended September 30, 2014, the Company made a voluntary contribution of $2 to a postretirement plan of one of its U.S. subsidiaries. For the nine months ended September 30, 2013, the Company made voluntary contributions of $101 to its U.S. postretirement plans.

11.	Income Taxes

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. Although it plans to appeal this decision, the Company, as required, reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. The Company recorded this $66 income tax charge in the quarter ended September 30, 2014.

Although it is possible that the amount of unrecognized tax benefits with respect to the Company’s uncertain tax positions will further increase or decrease during the remainder of 2014, the Company does not expect material changes.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $115. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process with the following results to date:

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $70, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company is disputing the assessment within the internal revenue authority’s administrative appeals process. In October 2007, the Second Board of Taxpayers, which has jurisdiction over these matters, ruled in favor of the internal revenue authority. In January 2008, the Company appealed this decision, and in January 2012, a special appeals chamber of the Taxpayers’ Council denied the Company’s appeal. The Company has filed a motion for clarification with a special appeals chamber of the Taxpayers’ Council and further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the advice of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

Currently, formal claims of violations, or statements of objections, are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The defendants have raised a number of procedural issues which need to be resolved before the case can proceed further.

▪
In June 2013, the French competition law authority issued a statement of objections alleging that the Company’s French subsidiary and a number of its competitors exchanged sensitive information related to the French home care and personal care sectors. The Company has responded to this statement of objections.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has challenged, and will continue to challenge, these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 14 single plaintiff cases pending against the Company in state courts in California, Delaware, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. 17 similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases at trial currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

ERISA Matters

In July 2014, the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) settled a putative class action alleging improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements under the Plan. Under the settlement agreement, the Plan agreed to pay approximately $40 after application of certain offsets to resolve the litigation.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales
Oral, Personal and Home Care
North America	$789	$774	$2,344	$2,300
Latin America	1,194	1,251	3,577	3,747
Europe/South Pacific	886	880	2,624	2,552
Asia	634	627	1,916	1,900
Africa/Eurasia	310	321	916	932
Total Oral, Personal and Home Care	3,813	3,853	11,377	11,431
Pet Nutrition	566	545	1,679	1,628
Total Net sales	$4,379	$4,398	$13,056	$13,059

Operating profit
Oral, Personal and Home Care
North America	$240	$244	$687	$686
Latin America	330	358	931	1,022
Europe/South Pacific	237	216	681	605
Asia	187	174	558	533
Africa/Eurasia	60	65	177	192
Total Oral, Personal and Home Care	1,054	1,057	3,034	3,038
Pet Nutrition	149	138	439	410
Corporate	(255)	(179)	(911)	(784)
Total Operating profit	$948	$1,016	$2,562	$2,664

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

For the three months ended September 30, 2014, Corporate Operating profit (loss) includes charges of $55 related to the 2012 Restructuring Program, a charge of $61 related to the 2014 Venezuela remeasurements, costs of $1 related to the sale of land in Mexico and a charge of $11 for a European competition law matter. For the nine months ended September 30, 2014, Corporate Operating profit (loss) includes charges of $231 related to the 2012 Restructuring Program, a charge of $327 related to the 2014 Venezuela remeasurements, costs of $4 related to the sale of land in Mexico and a charge of $11 for a European competition law matter.

For the three months ended September 30, 2013, Corporate Operating profit (loss) included charges of $30 related to the 2012 Restructuring Program and costs of $3 related to the sale of land in Mexico. For the nine months ended September 30, 2013, Corporate Operating profit (loss) included charges of $198 related to the 2012 Restructuring Program, a charge of $172 related to the 2013 Venezuela remeasurement, costs of $14 related to the sale of land in Mexico and a charge of $18 for a European competition law matter. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 15, Venezuela. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures. For further information regarding the European competition law matters, refer to Note 12, Contingencies.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2014 and December 31, 2013:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/14	12/31/13		9/30/14	12/31/13
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	13	20	Other liabilities	6	1
Foreign currency contracts	Other current assets	17	14	Other accruals	7	8
Foreign currency contracts	Other assets	37	—	Other liabilities	—	10
Commodity contracts	Other current assets	—	—	Other accruals	3	—
Total designated		$67	$35		$16	$19

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$—	$3
Foreign currency contracts	Other assets	4	—	Other liabilities	—	—
Total not designated		$4	$—		$—	$3

Total derivative instruments		$71	$35		$16	$22

Other financial instruments
Marketable securities	Other current assets	$124	$173
Available-for-sale securities	Other assets	337	685
Total other financial instruments		$461	$858

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2014 and December 31, 2013. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2014 and December 31, 2013, was $6,170 and $5,690, respectively, and the related carrying value was $6,041 and $5,644, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and nine months ended September 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$1,372	$1,438	$2,810	$1,568	$1,088	$2,656
Three months ended September 30:
Gain (loss) on derivative	7	(9)	(2)	(9)	2	(7)
Gain (loss) on hedged items	(7)	9	2	9	(2)	7
Nine months ended September 30:
Gain (loss) on derivative	9	(12)	(3)	3	(18)	(15)
Gain (loss) on hedged items	(9)	12	3	(3)	18	15

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended September 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$509	$11	$520	$441	$15	$456
Three months ended September 30:
Gain (loss) recognized in OCI	8	(3)	5	2	—	2
Gain (loss) reclassified into Cost of sales	(1)	(1)	(2)	8	—	8
Nine months ended September 30:
Gain (loss) recognized in OCI	1	(2)	(1)	13	—	13
Gain (loss) reclassified into Cost of sales	—	1	1	12	1	13

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

Activity related to net investment hedges recorded during the three and nine months ended September 30, 2014 and 2013 was as follows:

	2014			2013
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$669	$—	$669	$557	$238	$795
Three months ended September 30:
Gain (loss) on instruments	44	1	45	(18)	(9)	(27)
Gain (loss) on hedged items	(44)	(1)	(45)	18	9	27
Nine months ended September 30:
Gain (loss) on instruments	44	4	48	(8)	—	(8)
Gain (loss) on hedged items	(44)	(4)	(48)	9	—	9

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and nine months ended September 30, 2014 and 2013 was as follows:

	2014	2013
	Cross-currency Swap	Cross-currency Swap
Notional Value at September 30,	$102	$96
Three months ended September 30:
Gain (loss) on instrument	5	(6)
Gain (loss) on hedged item	(5)	6
Nine months ended September 30:
Gain (loss) on instrument	2	—
Gain (loss) on hedged item	(2)	—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities, which consist of bank deposits of $76 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $48. The long-term portion of these bonds in the amount of $337 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2014, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds was $114 and $271, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $337 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the nine months ended September 30, 2014 and 2013:

	2014	2013
Beginning balance as of January 1,	$685	$642
Unrealized gain (loss) on investment	(354)	(124)
Purchases and sales during the period	54	182
Ending balance as of September 30,	$385	$700

Unrealized loss on investment for the nine months ended September 30, 2014 included a net loss of $324 primarily related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the first and third quarters of 2014.

Unrealized loss on investment for the nine months ended September 30, 2013 consisted primarily of a charge of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate.

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

During the third quarter of 2014, the SICAD I rate devalued and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 12.00 bolivares per dollar and incurred a pretax loss of $61 ($40 aftertax loss or $0.04 per diluted common share).

Included in the losses incurred in the first and third quarters of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate, which resulted in an impairment in the fair value of the bonds.

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

For the nine months ended September 30, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. At September 30, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $444. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $328 at September 30, 2014 and included approximately $233 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

16.	Subsequent events

Acquisition

On October 3, 2014, the Company acquired an oral care business in Myanmar for $62 in cash plus additional consideration contingent upon achievement of performance targets under a distribution services agreement. As a result of the acquisition, the Company expects to be the market leader in the toothpaste category in Myanmar. The Company will record the acquisition in the quarter ending December 31, 2014.

Credit Facility

On October 17, 2014, the Company entered into an amendment of its five-year revolving credit facility whereby the facility was extended by one year to November 2019 and the capacity of the facility was increased by $520 to $2,370.

Restructuring and Related Implementation Charges

On October 23, 2014, the Company’s Board of Directors approved an expansion of the 2012 Restructuring Program. The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

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

The Board authorized the expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities identified in all three areas.

As a result of the expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), increased from $1,100 to $1,250 ($775 to $875 aftertax). Implementation of the 2012 Restructuring Program is still expected to be substantially completed by December 31, 2016. Also as a result of the expansion, the anticipated pretax charges for 2014 increased to approximately $300 to $350 ($225 to $255 aftertax).

These pretax charges are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures.

Charges related to the 2012 Restructuring Program will continue to be recorded in the Corporate segment as these decisions are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance. It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Executive Overview and Outlook

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers globally with products that make their lives healthier and more enjoyable.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

With approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations and high inflation and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. Price controls, which became effective on April 1, 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and thereby further restrict the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluations. In particular, the Company has been, and will continue to be, impacted as a result of the significant devaluations of the Venezuelan bolivar that occurred in 2010 and in February 2013, and the effective devaluations that have occurred in 2014 as a result of the introduction of a multi-tier foreign exchange system implemented during the first quarter of 2014 (discussed below).

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

During the third quarter of 2014, the SICAD I rate devalued and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 12.00 bolivares per dollar and incurred a pretax loss of $61 ($40 aftertax loss or $0.04 per diluted common share).

Included in the losses incurred in the first and third quarters of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remains at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate, which resulted in an impairment in the fair value of the bonds.

The remeasurement losses incurred in the first and third quarters of 2014 are referred to as the “2014 Venezuela Remeasurements.”

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

There will be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the SICAD I exchange rate as some imports may still qualify for the official rate. Based on this assumption and the SICAD I quarter-end rate of 12.00 bolivares per dollar, the Company still estimates that the ongoing impacts would be approximately $0.03 per diluted common share per quarter during 2014. Because the SICAD I market is auction-based and auctions are held periodically during each quarter, the exchange rate available through SICAD I may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

As part of the announcements during the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. Because most of the products in CP Venezuela’s portfolio are subject to price controls, as described above, the new law does not impact the majority of its product portfolio. At this time, it remains unclear how this new law may affect the remainder of CP Venezuela’s portfolio and, as a result, its impact is not included in the range of estimated ongoing impacts outlined above. During the third quarter of 2014, the Venezuelan government approved price increases for the majority of the products in CP Venezuela’s portfolio.
In the first quarter of 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar (the “2013 Venezuela Remeasurement”). The 2014 Venezuela Remeasurements and the 2013 Venezuela Remeasurement are referred to together as the “Venezuela Remeasurements.”

CP Venezuela funds its requirements for imported goods primarily through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. The Company was invited to participate in the SICAD I currency market during the second quarter of 2014 and received less than $1 at a rate of 10.50 bolivares per dollar. The SICAD II currency market is accessible to the Company, however the Company has not participated in this currency market through September 30, 2014. CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had, and is expected to continue to have, an adverse effect on the business. Additionally, at times, production at CP Venezuela has also been negatively impacted by labor issues within the country.

For the nine months ended September 30, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales and less than 1% of the Company’s consolidated Operating profit excluding the impacts of the Venezuela Remeasurements, charges related to the 2012 Restructuring Program, a European competition law matter, a foreign tax matter and the sale of land in Mexico (discussed below). At September 30, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was approximately $444. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were approximately $328 at September 30, 2014 and included approximately $233 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

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

On October 23, 2014, the Company’s Board of Directors approved an expansion of the 2012 Restructuring Program. The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

The Board authorized the expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities identified in all three areas.

As a result of the expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), increased from $1,100 to $1,250 ($775 to $875 aftertax). Implementation of the 2012 Restructuring Program is still expected to be substantially completed by December 31, 2016. Savings, substantially all of which are expected to increase future cash flows, are also projected to increase to approximately $405 to $475 pretax ($340 to $390 aftertax) from $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In the three and nine months ended September 30, 2014, the Company incurred aftertax costs of $41 and $167, respectively, associated with the 2012 Restructuring Program and aftertax costs of $1 and $3, respectively, related to the sale of land in Mexico.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which, subject to the Company obtaining still outstanding regulatory approvals, is expected to occur in 2014. The Company has reinvested these payments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,379 in the third quarter of 2014, down 0.5% from the third quarter of 2013, as volume growth of 2.0% and net selling price increases of 1.5% were more than offset by negative foreign exchange of 4.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 3.5% in the third quarter of 2014.

Net sales in the Oral, Personal and Home Care product segment were $3,813 in the third quarter of 2014, down 1.0% from the third quarter of 2013, as volume growth of 2.0% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 4.0%. Organic sales in the Oral, Personal and Home Care product segment increased 3.0% in the third quarter of 2014.

The Company’s share of the global toothpaste market was 44.6% on a year-to-date basis and its share of the global manual toothbrush market was 33.4% on a year-to-date basis. Year-to-date market shares in toothpaste were up in Europe/South Pacific and down in North America, Latin America, Asia and Africa/Eurasia versus the comparable 2013 period. In the manual toothbrush category, year-to-date market shares were up in North America, Europe/South Pacific and Asia and down in Latin America and Africa/Eurasia versus the comparable 2013 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 4.0% in the third quarter of 2014 to $566, as volume growth of 1.0% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 0.5%. Organic sales in Hill’s Pet Nutrition increased 4.5% in the third quarter of 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 1% to $2,558 in the third quarter of 2014 from $2,585 in the third quarter of 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit decreased to $2,566 in the third quarter of 2014 from $2,596 in the third quarter of 2013 due to lower sales ($12), as higher organic sales were more than offset by the impact of negative foreign exchange, and lower gross profit margin ($18).

Worldwide Gross profit margin decreased to 58.4% in the third quarter of 2014 from 58.8% in the third quarter of 2013.  Excluding the items described above in both periods, Gross profit margin decreased by 40 bps to 58.6% in the third quarter of 2014 from 59.0% in the third quarter of 2013, primarily as a result of higher pricing (60 bps), cost savings from the Company’s funding-the-growth initiatives (220 bps) and cost savings from the 2012 Restructuring Program (20 bps) being more than offset by higher raw and packaging material costs (300 bps), which included foreign exchange transaction costs.

	Three Months Ended September 30,
	2014	2013
Gross profit, GAAP	$2,558	$2,585
2012 Restructuring Program	7	8
Costs related to the sale of land in Mexico	1	3
Gross profit, non-GAAP	$2,566	$2,596

	Three Months Ended September 30,
	2014	2013	Basis Point Change
Gross profit margin, GAAP	58.4%	58.8%	(40)
2012 Restructuring Program	0.2	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.6%	59.0%	(40)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $1,497 in the third quarter of 2014 from $1,549 in the third quarter of 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $1,484 in the third quarter of 2014 from $1,540 in the third quarter of 2013, reflecting decreased advertising investment of $50 and lower overhead expenses of $6.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.2% in the third quarter of 2014 from 35.2% in the third quarter of 2013. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 33.9% in the third quarter of 2014, a decrease of 110 bps as compared to the third quarter of 2013. This decrease was a result of decreased advertising investment as a percentage of Net sales (110 bps). In the third quarter of 2014, advertising investment decreased 10.5% to $428, as compared with $478 in the third quarter of 2013, and decreased as a percentage of Net sales to 9.8% in the third quarter of 2014 from 10.9% in the third quarter of 2013.

	Three Months Ended September 30,
	2014	2013
Selling, general and administrative expenses, GAAP	$1,497	$1,549
2012 Restructuring Program	(13)	(9)
Selling, general and administrative expenses, non-GAAP	$1,484	$1,540

	Three Months Ended September 30,
	2014	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.2%	35.2%	(100)
2012 Restructuring Program	(0.3)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	33.9%	35.0%	(110)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $113 in the third quarter of 2014, as compared to $20 in the third quarter of 2013. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program. Other (income) expense, net in the third quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements and a charge for a European competition law matter. Excluding these charges, Other (income) expense, net was $6 in the third quarter of 2014, as compared to $7 in the third quarter of 2013.

	Three Months Ended September 30,
	2014	2013
Other (income) expense, net, GAAP	$113	$20
2012 Restructuring Program	(35)	(13)
Venezuela remeasurement charge	(61)	—
Charge for a European competition law matter	(11)	—
Other (income) expense, net, non-GAAP	$6	$7

Operating Profit

Operating profit decreased 7% to $948 in the third quarter of 2014 from $1,016 in the third quarter of 2013. Operating profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Operating profit in the third quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements and a charge for a European competition law matter. Excluding these items in both periods, Operating profit increased 3% to $1,076 in the third quarter of 2014 from $1,049 in the third quarter of 2013, primarily due to a decrease in Selling, general and administrative expenses, partially offset by lower Gross profit.

Operating profit margin was 21.6% in the third quarter of 2014, a decrease of 150 bps compared to 23.1% in the third quarter of 2013. Excluding the items described above in both periods, Operating profit margin increased 70 bps to 24.6% in the third quarter of 2014 as compared to 23.9% in the third quarter of 2013. This increase in Operating profit margin was due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (110 bps), partially offset by a decrease in Gross profit margin (40 bps).

	Three Months Ended September 30,
	2014	2013	% Change
Operating profit, GAAP	$948	$1,016	(7)%
2012 Restructuring Program	55	30
Venezuela remeasurement charge	61	—
Costs related to the sale of land in Mexico	1	3
Charge for a European competition law matter	11	—
Operating profit, non-GAAP	$1,076	$1,049	3%

	Three Months Ended September 30,
	2014	2013	Basis Point Change
Operating profit margin, GAAP	21.6%	23.1%	(150)
2012 Restructuring Program	1.3	0.7
Venezuela remeasurement charge	1.4	—
Costs related to the sale of land in Mexico	—	0.1
Charge for a European competition law matter	0.3	—
Operating profit margin, non-GAAP	24.6%	23.9%	70

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $4 in the third quarter of 2014 as compared to $0 in the third quarter of 2013, primarily due to higher debt levels as a result of the debt issuance in the first quarter of 2014.

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2014 decreased to $542 from $656 in the third quarter of 2013, and Earnings per common share on a diluted basis decreased to $0.59 per share in the third quarter of 2014 from $0.70 per share in the third quarter of 2013. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Net income attributable to Colgate-Palmolive Company in the third quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements, a charge for a foreign tax matter (see “Income taxes” below for further information) and a charge for a European competition law matter.

Excluding the items described above in both periods, Net income attributable to Colgate-Palmolive Company in the third quarter of 2014 increased 3% to $701 and Earnings per common share on a diluted basis increased 4% to $0.76.

	Three Months Ended September 30,
	2014	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$542	$656	(17)%
2012 Restructuring Program	41	22
Venezuela remeasurement charge	40	—
Costs related to the sale of land in Mexico	1	2
Charge for a foreign tax matter	66	—
Charge for a European competition law matter	11	—
Net income attributable to Colgate-Palmolive Company, non-GAAP	$701	$680	3%

	Three Months Ended September 30,
	2014	2013	% Change
Earnings per common share, diluted, GAAP	$0.59	$0.70	(16)%
2012 Restructuring Program	0.05	0.02
Venezuela remeasurement charge	0.04	—
Costs related to the sale of land in Mexico	—	0.01
Charge for a foreign tax matter	0.07	—
Charge for a European competition law matter	0.01	—
Earnings per common share, diluted, non-GAAP	$0.76	$0.73	4%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$789	$774	2.0%
Operating profit	$240	$244	(2)%
% of Net sales	30.4%	31.5%	(110)	bps

Net sales in North America increased 2.0% in the third quarter of 2014 to $789, driven by volume growth of 3.0%, which was partially offset by net selling price decreases of 0.5% due to increased promotional activities and negative foreign exchange of 0.5%. Organic sales in North America increased 2.5% in the third quarter of 2014.

The increase in organic sales in North America in the third quarter of 2014 versus the third quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the toothpaste category.

Operating profit in North America decreased 2% in the third quarter of 2014 to $240, or 110 bps to 30.4% of Net sales. This decrease in Operating profit was primarily due to an increase in Selling, general and administrative expenses (120 bps), which was partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (210 bps), which were partially offset by higher costs (180 bps), driven by higher raw and packaging material costs, and pricing as noted above. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (100 bps).

Latin America

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$1,194	$1,251	(4.5)%
Operating profit	$330	$358	(8)%
% of Net sales	27.6%	28.6%	(100)	bps

Net sales in Latin America decreased 4.5% to $1,194 in the third quarter of 2014. Volume growth of 1.5% and net selling price increases of 5.0% were more than offset by negative foreign exchange of 11.0%. Organic sales in Latin America increased 6.0% in the third quarter of 2014. Volume gains were led by Venezuela, Mexico and Colombia and were partially offset by volume declines in Brazil.

The increase in organic sales in Latin America in the third quarter of 2014 versus the third quarter of 2013 was due to an increase in Oral Care, Personal Care and Home Care sales. The increase in Oral Care sales was driven by strong sales in the toothpaste category. Personal Care and Home Care organic sales growth was driven by gains in the bar soap and the fabric softener categories, respectively.

Operating profit in Latin America decreased 8% in the third quarter of 2014 to $330, or 100 bps to 27.6% of Net sales. This decrease in Operating profit was due to a decrease in Gross profit (170 bps), which was partially offset by a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (620 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (170 bps), which was partially offset by higher overhead expenses (100 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$886	$880	0.5%
Operating profit	$237	$216	10%
% of Net sales	26.7%	24.5%	220	bps

Net sales in Europe/South Pacific increased 0.5% in the third quarter of 2014 to $886. Volume growth of 2.5% and positive foreign exchange of 0.5% were partially offset by net selling price decreases of 2.5% due to increased promotional activities. Organic sales in Europe/South Pacific increased 0.5% in the third quarter of 2014. Volume gains were led by the United Kingdom and France.

The increase in organic sales in Europe/South Pacific in the third quarter of 2014 versus the third quarter of 2013 was driven by higher Oral Care sales due to strong sales in the toothpaste category.

Operating profit in Europe/South Pacific increased 10% in the third quarter of 2014 to $237, or 220 bps to 26.7% of Net sales. This increase in Operating profit was primarily due to an increase in Gross profit (90 bps) and a decrease in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (230 bps), cost savings from the 2012 Restructuring Program (60 bps), partially offset by higher raw and packaging material costs (110 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (110 bps), mainly due to the timing of new product launches.

Asia

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$634	$627	1.0%
Operating profit	$187	$174	7%
% of Net sales	29.5%	27.8%	170	bps

Net sales in Asia increased 1.0% in the third quarter of 2014 to $634, driven by volume growth of 0.5% and net selling price increases of 0.5%, while foreign exchange was flat. Organic sales in Asia grew 1.0% in the third quarter of 2014. Volume gains were led by India and were partially offset by volume declines in the Greater China region.

The increase in organic sales in the third quarter of 2014 versus the third quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the manual toothbrush category.

Operating profit in Asia increased 7% in the third quarter of 2014 to $187, or 170 bps to 29.5% of Net sales. This increase in Operating profit was primarily due to a decrease in Selling, general and administrative expenses (180 bps), which was partially offset by a decrease in Gross profit (30 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (290 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (180 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$310	$321	(3.5)%
Operating profit	$60	$65	(8)%
% of Net sales	19.4%	20.2%	(80)	bps

Net sales in Africa/Eurasia decreased 3.5% in the third quarter of 2014 to $310. Volume growth of 3.5% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 8.0%. Organic sales in Africa/Eurasia grew 4.5% in the third quarter of 2014. Volume gains were led by Russia and South Africa and were partially offset by volume declines in the Central Asia/Caucasus region.

The increase in organic sales in the third quarter of 2014 versus the third quarter of 2013 was driven by an increase in Oral Care sales due to strong sales in the toothpaste and manual toothbrush categories. Personal Care sales also contributed to organic sales growth with gains in the shower gel category.

Operating profit in Africa/Eurasia decreased 8% in the third quarter of 2014 to $60, or 80 bps to 19.4% of Net sales. This decrease in Operating profit was primarily due to a decrease in Gross profit (140 bps), which was partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (330 bps), driven by higher foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps), cost savings from the 2012 Restructuring Program (20 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (130 bps), partially offset by higher overhead expenses (70 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2014	2013	Change
Net sales	$566	$545	4.0%
Operating profit	$149	$138	8%
% of Net sales	26.3%	25.3%	100	bps

Net sales for Hill’s Pet Nutrition increased 4.0% in the third quarter of 2014 to $566. Volume growth of 1.0% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 0.5%. Organic sales in Hill’s Pet Nutrition increased 4.5% in the third quarter of 2014. Volume gains were led by Russia and South Africa.

The increase in organic sales in the third quarter of 2014 versus the third quarter of 2013 was driven by continued growth in the Prescription Diet category.

Operating profit in Hill’s Pet Nutrition increased 8% in the third quarter of 2014 to $149, or 100 bps to 26.3% of Net sales. This increase in Operating profit was primarily due to a decrease in Selling, general and administrative expenses (130 bps) and a decrease in Other (income) expense, net (60 bps), which were partially offset by a decrease in Gross profit (70 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (320 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and pricing as noted above. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (180 bps), partially offset by higher overhead expenses, the latter due to increased investment in customer development initiatives (60 bps). This decrease in Other (income) expense, net was in part due to the expiration of a third-party royalty agreement.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2014	2013	Change
Operating profit (loss)	$(255)	$(179)	42%

Operating profit (loss) related to Corporate was ($255) in the third quarter of 2014 as compared to ($179) in the third quarter of 2013. In the third quarter of 2014, Corporate Operating profit (loss) included charges of $55 related to the 2012 Restructuring Program, a charge of $61 related to the 2014 Venezuela Remeasurements, costs of $1 related to the sale of land in Mexico and a charge of $11 for a European competition law matter. In the third quarter of 2013, Corporate Operating profit (loss) included charges of $30 related to the 2012 Restructuring Program and costs of $3 related to the sale of land in Mexico.

Nine Months

Worldwide Net sales were $13,056 in the first nine months of 2014, even with the first nine months of 2013, as volume growth of 3.0% and net selling price increases of 1.5% were offset by negative foreign exchange of 4.5%. Organic sales increased 4.5% in the first nine months of 2014.

Net sales in the Oral, Personal and Home Care product segment were $11,377 in the first nine months of 2014, down 0.5% from the first nine months of 2013, as volume growth of 3.5% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 5.0%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first nine months of 2014.

The increase in organic sales in the first nine months of 2014 versus the first nine months of 2013 was driven by an increase in Oral Care sales with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Home Care sales also contributed to growth behind sales gains in the fabric softener category.

Net sales for the Hill’s Pet Nutrition segment increased 3.0% as volume growth of 1.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 1.0%. Organic sales increased 4.0% in the first nine months of 2014.

The increase in organic sales in the first nine months of 2014 versus the first nine months of 2013 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2014	2013
Net sales
Oral, Personal and Home Care
North America	$2,344	$2,300
Latin America	3,577	3,747
Europe/South Pacific	2,624	2,552
Asia	1,916	1,900
Africa/Eurasia	916	932
Total Oral, Personal and Home Care	11,377	11,431
Pet Nutrition	1,679	1,628
Total Net sales	$13,056	$13,059

Operating profit
Oral, Personal and Home Care
North America	$687	$686
Latin America	931	1,022
Europe/South Pacific	681	605
Asia	558	533
Africa/Eurasia	177	192
Total Oral, Personal and Home Care	3,034	3,038
Pet Nutrition	439	410
Corporate	(911)	(784)
Total Operating profit	$2,562	$2,664

Within the Oral, Personal and Home Care product segment, North America Net sales increased 2.0%, driven by volume growth of 3.5%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.5%. Latin America Net sales decreased 4.5% as volume growth of 3.0% and net selling price increases of 5.5% were more than offset by negative foreign exchange of 13.0%. Organic sales in Latin America increased 8.5%. Europe/South Pacific Net sales increased 3.0% as volume growth of 3.5% and positive foreign exchange of 2.0% were partially offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific increased 1.5%. Asia Net sales increased 1.0% as volume growth of 3.5% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 3.0%. Organic sales in Asia increased 4.0%. Africa/Eurasia Net sales decreased 1.5%, as volume growth of 6.5% and net selling price increases of 0.5% were more than offset by negative foreign exchange of 8.5%. Organic sales in Africa/Eurasia increased 7.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2014, Operating profit (loss) related to Corporate was ($911) as compared to ($784) in the first nine months of 2013. In the first nine months of 2014, Corporate Operating profit (loss) included charges of $231 related to the 2012 Restructuring Program, charges of $327 related to the 2014 Venezuela Remeasurements, costs of $4 related to the sale of land in Mexico and a charge of $11 for a European competition law matter. In the first nine months of 2013, Corporate Operating profit (loss) included charges of $198 related to the 2012 Restructuring Program, a charge of $172 related to the 2013 Venezuela Remeasurement, costs of $14 related to the sale of land in Mexico and a charge of $18 for a European competition law matter.

Gross Profit/Margin

Worldwide Gross profit was $7,634 in the first nine months of 2014, even with the first nine months of 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit decreased to $7,661 in the first nine months of 2014 from $7,671 in the first nine months of 2013.

Worldwide Gross profit margin was 58.5% in the first nine months of 2014, even with the first nine months of 2013. Excluding the items described above in both periods, Gross profit margin was 58.7% in the first nine months of 2014, also even with the first nine months of 2013, as cost savings from the Company’s funding-the-growth initiatives (180 bps), cost savings from the 2012 Restructuring Program (20 bps) and higher pricing (60 bps) were largely offset by higher raw and packaging material costs (250 bps), which included foreign exchange transaction costs.

	Nine Months Ended September 30,
	2014	2013
Gross profit, GAAP	$7,634	$7,634
2012 Restructuring Program	23	26
Costs related to the sale of land in Mexico	4	11
Gross profit, non-GAAP	$7,661	$7,671

	Nine Months Ended September 30,
	2014	2013	Basis Point Change
Gross profit margin, GAAP	58.5%	58.5%	—
2012 Restructuring Program	0.2	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.7%	58.7%	—

Selling, General and Administrative expenses

Selling, general and administrative expenses decreased 1% to $4,548 in the first nine months of 2014 from $4,611 in the first nine months of 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $4,506 in the first nine months of 2014, reflecting decreased advertising investment of $72 and lower overhead expenses of $2.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.8% in the first nine months of 2014 from 35.3% in the first nine months of 2013. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.5%, a decrease of 60 bps as compared to the first nine months of 2013. This decrease was a result of decreased advertising investment (60 bps) as a percentage of Net sales. In the first nine months of 2014, advertising investment decreased 5.0% to $1,374, as compared with $1,446 in the first nine months of 2013.

	Nine Months Ended September 30,
	2014	2013
Selling, general and administrative expenses, GAAP	$4,548	$4,611
2012 Restructuring Program	(42)	(31)
Selling, general and administrative expenses, non-GAAP	$4,506	$4,580

	Nine Months Ended September 30,
	2014	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.8%	35.3%	(50)
2012 Restructuring Program	(0.3)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.5%	35.1%	(60)

Other (income) expense, net

Other (income) expense, net was $524 in the first nine months of 2014, as compared to $359 in the first nine months of 2013.
Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and charges for European competition law matters. Other (income) expense, net in the first nine months of 2013 also included costs related to the sale of land in Mexico. Excluding these items in both periods, Other (income) expense, net was $20 in the first nine months of 2014, as compared to $25 in the first nine months of 2013.

	Nine Months Ended September 30,
	2014	2013
Other (income) expense, net, GAAP	$524	$359
2012 Restructuring Program	(166)	(141)
Venezuela remeasurement charges	(327)	(172)
Costs related to the sale of land in Mexico	—	(3)
Charges for European competition law matters	(11)	(18)
Other (income) expense, net, non-GAAP	$20	$25

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit decreased 4% to $2,562 in the first nine months of 2014 from $2,664 in the first nine months of 2013. Operating profit in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, costs related to the sale of land in Mexico and charges for European competition law matters. Excluding these items in both periods, Operating profit for the first nine months of 2014 increased 2% to $3,135 from $3,066 in the first nine months of 2013, primarily due to a decrease in Selling, general and administrative expenses.

Operating profit margin was 19.6% in the first nine months of 2014, a decrease of 80 bps compared to 20.4% in the first nine months of 2013. Excluding the items described above in both periods, Operating profit margin was 24.0%, an increase of 50 bps compared to 23.5% in the first nine months of 2013. This increase was mainly due to a decrease in Selling, general and administrative expenses as a percentage of Net sales.

	Nine Months Ended September 30,
	2014	2013	% Change
Operating profit, GAAP	$2,562	$2,664	(4)%
2012 Restructuring Program	231	198
Venezuela remeasurement charges	327	172
Costs related to the sale of land in Mexico	4	14
Charges for European competition law matters	11	18
Operating profit, non-GAAP	$3,135	$3,066	2%

	Nine Months Ended September 30,
	2014	2013	Basis Point Change
Operating profit margin, GAAP	19.6%	20.4%	(80)
2012 Restructuring Program	1.8	1.5
Venezuela remeasurement charges	2.5	1.3
Costs related to the sale of land in Mexico	—	0.1
Charges for European competition law matters	0.1	0.2
Operating profit margin, non-GAAP	24.0%	23.5%	50

Interest (Income) Expense, Net

Interest (income) expense, net was $20 in the first nine months of 2014 as compared with ($8) in the first nine months of 2013, primarily due to higher debt levels as a result of the debt issuance in the first quarter of 2014 and lower interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income taxes

The effective tax rate was 38.6% for the third quarter of 2014 as compared to 31.2% for the third quarter of 2013. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.5%, compared to 31.7% in the third quarter of 2013. As reflected in the table below, the non-GAAP effective income tax rate was 31.1% for the three-month period ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Effective tax rate, GAAP	38.6%	31.2%	34.2%	32.3%
2012 Restructuring Program	(0.7)	(0.1)	(0.6)	(0.6)
Venezuela remeasurement charges	(0.2)	—	0.1	0.2
Charge for a foreign tax matter	(6.3)	—	(2.1)	—
Charges for European competition law matters	(0.3)	—	(0.1)	(0.2)
Effective tax rate, non-GAAP	31.1%	31.1%	31.5%	31.7%

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. Although it plans to appeal this decision, the Company, as required, reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. The Company recorded this $66 income tax charge in the quarter ended September 30, 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2014 decreased to $1,552 from $1,677 in the comparable 2013 period. Earnings per common share on a diluted basis decreased to $1.68 per share from $1.78 per share in the comparable 2013 period. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, costs related to the sale of land in Mexico and charges for European competition law matters. Net income attributable to Colgate-Palmolive Company in the first nine months of 2014 also included a charge for a foreign tax matter.

Excluding the items described above in both periods, Net income attributable to Colgate-Palmolive Company increased 2% to $2,013 in the first nine months of 2014 from $1,968 in the first nine months of 2013 and earnings per common share on a diluted basis increased 4% to $2.17 in the first nine months of 2014 from $2.09 in the first nine months of 2013.

	Nine Months Ended September 30,
	2014	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,552	$1,677	(7)%
2012 Restructuring Program	167	153
Venezuela remeasurement charges	214	111
Costs related to the sale of land in Mexico	3	9
Charge for a foreign tax matter	66	—
Charges for European competition law matters	11	18
Net income attributable to Colgate-Palmolive Company, non-GAAP	$2,013	$1,968	2%

	Nine Months Ended September 30,
	2014	2013	% Change
Earnings per common share, diluted, GAAP	$1.68	$1.78	(6)%
2012 Restructuring Program	0.18	0.16
Venezuela remeasurement charges	0.23	0.12
Costs related to the sale of land in Mexico	—	0.01
Charge for a foreign tax matter	0.07	—
Charges for European competition law matters	0.01	0.02
Earnings per common share, diluted, non-GAAP	$2.17	$2.09	4%

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

On October 23, 2014, the Company’s Board of Directors approved an expansion of the 2012 Restructuring Program. The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

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

The Board authorized the expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities identified in all three areas.

As a result of the expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), increased from $1,100 to $1,250 ($775 to $875 aftertax). Implementation of the 2012 Restructuring Program is still expected to be substantially completed by December 31, 2016. Also as a result of the expansion, the anticipated pretax charges for 2014 increased to approximately $300 to $350 ($225 to $255 aftertax).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

These pretax charges are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, by the end of 2016, the 2012 Restructuring Program will reduce the Company’s global employee workforce by approximately 6% from the 2012 level of approximately 38,000.

Savings, substantially all of which are expected to increase future cash flows, are also projected to increase to be in the range of $405 to $475 pretax ($340 to $390 aftertax) from $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program.

For the three and nine months ended September 30, 2014 and 2013, restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$7	$8	$23	$26
Selling, general and administrative expenses	13	9	42	31
Other (income) expense, net	35	13	166	141
Total 2012 Restructuring Program charges, pretax	$55	$30	$231	$198

Total 2012 Restructuring Program charges, aftertax	$41	$22	$167	$153

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken in the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2014	2013	2014	2013
North America	9%	13%	9%	20%	10%
Latin America	3%	6%	4%	6%	3%
Europe/South Pacific	17%	22%	18%	35%	28%
Asia	15%	—%	4%	—%	1%
Africa/Eurasia	4%	—%	3%	4%	5%
Hill’s Pet Nutrition	6%	29%	9%	8%	8%
Corporate	46%	30%	53%	27%	45%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $691 ($515 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2014
Employee-Related Costs	$277
Incremental Depreciation	42
Asset Impairments	1
Other	371
Total	$691

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended September 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2014	$105	$—	$—	$112	$217
Charges	18	5	—	32	55
Cash payments	(20)	—	—	(27)	(47)
Charges against assets	—	(5)	—	—	(5)
Foreign exchange	(4)	—	—	(2)	(6)
Balance at September 30, 2014	$99	$—	$—	$115	$214

	Nine Months Ended September 30, 2014
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	55	16	—	160	231
Cash payments	(67)	—	—	(83)	(150)
Charges against assets	(1)	(16)	—	—	(17)
Foreign exchange	(4)	—	—	(4)	(8)
Balance at September 30, 2014	$99	$—	$—	$115	$214

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension enhancements amounting to $1 for the nine months ended September 30, 2014, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2014 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $15 and $47, respectively, and contract termination costs and charges resulting directly from exit activities of $6 and $33, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2014 are other exit costs related to the consolidation of facilities of $11 and $80, respectively.

Due to the acceleration of the implementation of certain program initiatives, savings from the 2012 Restructuring Program in 2014 are now projected to be approximately $115 to $135 pretax ($100 to $115 aftertax).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2014 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, costs related to the sale of land in Mexico, a charge for a foreign tax matter and charges for European competition law matters (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2014 and 2013 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended September 30, 2014.

Three months ended September 30, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	0.0%	2.0%
Latin America	6.0%	(11.0)%	0.5%	(4.5)%
Europe/South Pacific	0.5%	0.5%	(0.5)%	0.5%
Asia	1.0%	0.0%	0.0%	1.0%
Africa/Eurasia	4.5%	(8.0)%	0.0%	(3.5)%
Total Oral, Personal and Home Care	3.0%	(4.0)%	0.0%	(1.0)%
Pet Nutrition	4.5%	(0.5)%	0.0%	4.0%
Total Company	3.5%	(4.0)%	0.0%	(0.5)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the nine months ended September 30, 2014.

Nine months ended September 30, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	0.0%	2.0%
Latin America	8.5%	(13.0)%	0.0%	(4.5)%
Europe/South Pacific	1.5%	2.0%	(0.5)%	3.0%
Asia	4.0%	(3.0)%	0.0%	1.0%
Africa/Eurasia	7.0%	(8.5)%	0.0%	(1.5)%
Total Oral, Personal and Home Care	4.5%	(5.0)%	0.0%	(0.5)%
Pet Nutrition	4.0%	(1.0)%	0.0%	3.0%
Total Company	4.5%	(4.5)%	0.0%	0.0%

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

Net cash provided by operations increased 1% to $2,392 in the first nine months of 2014, compared with $2,365 in the comparable period of 2013, due to higher operating earnings.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital increased to (0.5%) of Net sales in the first nine months of 2014 as compared to (0.9%) in the first nine months of 2013, primarily due to a decrease in accounts payable and accrued liabilities.

On October 23, 2014, the Company’s Board of Directors approved an expansion of the 2012 Restructuring Program. As a result of the expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), increased from $1,100 to $1,250 ($775 to $875 aftertax). Implementation of the 2012 Restructuring Program is still expected to be substantially completed by December 31, 2016. Also as a result of the expansion, the anticipated pretax charges for 2014 increased to approximately $300 to $350 ($225 to $255 aftertax). Savings, substantially all of which are expected to increase future cash flows, are also projected to increase to be in the range of $405 to $475 pretax ($340 to $390 aftertax) from $365 to $435 pretax ($275 to $325 aftertax) annually by the fourth year of the program. Due to the acceleration of the implementation of certain program initiatives, savings in 2014 are now projected to be approximately $115 to $135 pretax ($100 to $115 aftertax). Approximately 75% of total program charges related to the 2012 Restructuring Program are expected to result in cash expenditures. It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows.

Investing activities used $455 of cash in the first nine months of 2014, compared with $628 in the comparable period of 2013. Purchases of marketable securities and investments decreased in the first nine months of 2014 to $232 from $408 in the comparable period of 2013 partially due to a decrease in the Company’s investments through its subsidiary in Venezuela in local currency-denominated fixed interest rate bonds issued by the Venezuelan government. Capital spending increased in the first nine months of 2014 to $493 from $419 in the comparable period of 2013. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2014 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $1,437 of cash during the first nine months of 2014 compared with $1,810 in the comparable period of 2013, reflecting higher proceeds from the issuances of debt, partially offset by higher principal payments on debt in the first nine months of 2014 compared to the first nine months of 2013.

Long-term debt, including the current portion, increased to $6,041 as of September 30, 2014 as compared to $5,644 as of December 31, 2013 and total debt increased to $6,055 as of September 30, 2014 as compared to $5,657 as of December 31, 2013. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. The debt issuances were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings and were used to repay and retire $250 of U.S. dollar denominated notes and €250 of euro denominated notes, both of which became due in the second quarter of 2014. Proceeds from the debt issuances in the second quarter of 2013 were used to reduce commercial paper borrowings, which were used by the Company for general corporate purposes and to repay and retire $250 of notes which became due in 2013.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

On October 17, 2014, the Company entered into an amendment of its five-year revolving credit facility whereby the facility was extended by one year to November 2019 and the capacity of the facility was increased by $520 to $2,370.

As of September 30, 2014 and 2013, the Company had no commercial paper outstanding. The average daily balances outstanding for commercial paper in the first nine months of 2014 and 2013 were $1,399 and $1,761, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2019.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

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

Cash and cash equivalents increased $393 during the first nine months of 2014 to $1,355 at September 30, 2014, compared to $962 at December 31, 2013, most of which ($1,301 and $865, respectively) were held by the Company’s foreign subsidiaries. These amounts include $68 and $114, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the share repurchase activity for the three months in the quarter ended September 30, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2014	394,747	$67.60	240,000	15,412,681
August 1 through 31, 2014	3,076,634	$64.52	2,877,095	12,535,586
September 1 through 30, 2014	2,288,104	$65.75	2,155,000	10,380,586
Total	5,759,485	$65.22	5,272,095

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 487,390 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under its compensation and benefit programs.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 24, 2014	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 24, 2014	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 24, 2014	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller