Form 10-K
period 2014-12-31
COLGATE PALMOLIVE CO
filed 2015-02-19
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2014 (the last business day of its most recently completed second quarter) was approximately $62.1 billion.
There were 907,081,762 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to market share data. Colgate’s Oral Care products include Colgate Total, Colgate Sensitive Pro-Relief, Colgate Max Fresh, Colgate Optic White and Colgate Luminous White toothpastes, Colgate 360° and Colgate Slim Soft manual toothbrushes and Colgate Optic White, Colgate Total and Colgate Plax mouthwash. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, which it sells under the Palmolive, Protex and Softsoap brands. Colgate’s Personal Care products also include Palmolive, Sanex and Softsoap brand shower gels, Palmolive, Irish Spring and Protex bar soaps and Speed Stick, Lady Speed Stick and Sanex deodorants and antiperspirants. Colgate is the market leader in liquid hand soap in the U.S. with its line of Softsoap brand products according to market share data. Colgate’s Personal Care business outside the U.S. also includes Palmolive and Caprice shampoos and conditioners.

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric softeners with leading brands including Suavitel in Latin America and Soupline in Europe. Colgate is a market leader in fabric softeners in the South Pacific according to market share data.

Sales of Oral, Personal and Home Care products accounted for 46%, 21% and 20%, respectively, of the Company’s total worldwide Net sales in 2014. Geographically, Oral Care is a significant part of the Company’s business in Asia, comprising approximately 86% of Net sales in that region for 2014.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 95 countries worldwide. Hill’s markets pet foods primarily under three trademarks: Hill’s Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; Hill’s Prescription Diet, a range of therapeutic products sold by veterinarians and authorized pet supply retailers to help nutritionally manage disease conditions in dogs and cats; and Hill’s Ideal Balance, a range of products with natural ingredients, sold by authorized pet supply retailers and veterinarians. Sales of Pet Nutrition products accounted for 13% of the Company’s total worldwide Net sales in 2014.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 15, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $277 million in 2014, $267 million in 2013 and $259 million in 2012.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers. No single customer accounts for 10% or more of the Company’s sales.

The majority of raw and packaging materials are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to market price variations.

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

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $41 million for 2014. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

Employees

As of December 31, 2014, the Company employed approximately 37,700 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 19, 2015:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	62	1996	Chairman of the Board
			President and Chief Executive Officer
Fabian T. Garcia	55	2003	Chief Operating Officer
			Global Innovation and Growth, Europe/South Pacific
			and Hill’s Pet Nutrition
Franck J. Moison	61	2002	Chief Operating Officer
			Emerging Markets and Business Development
Dennis J. Hickey	66	1998	Chief Financial Officer
Andrew D. Hendry	67	1991	Vice Chairman
Jennifer M. Daniels	51	2014	Chief Legal Officer and Secretary
Victoria L. Dolan	55	2011	Vice President and Corporate Controller
John J. Huston	60	2002	Senior Vice President
			Office of the Chairman
Delia H. Thompson	65	2002	Senior Vice President
			Investor Relations
Daniel B. Marsili	54	2005	Senior Vice President
			Global Human Resources
P. Justin Skala	55	2008	President
			Colgate – North America and Global Sustainability
Noel R. Wallace	50	2009	President
			Colgate – Latin America
Patricia Verduin	55	2011	Chief Technology Officer
Nigel B. Burton	56	2012	Chief Marketing Officer

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years with the exception of Jennifer M. Daniels, who joined the Company in 2014 as Chief Legal Officer and Secretary. Ms. Daniels joined the Company from NCR Corporation where she was Senior Vice President, General Counsel and Secretary. Prior to joining NCR Corporation in 2010, Ms. Daniels was Vice President, General Counsel and Secretary of Barnes & Noble, Inc., which she joined in 2007.

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

▪	exchange controls and other limits on our ability to import raw materials or finished product or to repatriate earnings from overseas,

▪	political or economic instability, social or labor unrest or changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil,

▪	lack of well-established or reliable legal systems in certain countries where we operate,

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, and

▪
other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions, price controls, labor laws, profit controls or other government controls.

These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, results of operations, cash flows and financial condition.
In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. However, these measures may not succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations.

For example, the Company’s ability to manage its Venezuelan operations has been and will continue to be negatively impacted by difficult conditions in Venezuela, including the significant devaluations of the Venezuelan bolivar that occurred in 2010 and in February 2013 and the effective devaluations that occurred in 2014 as a result of the introduction of a multi-tier foreign exchange system in 2014. Since April 2012, when price controls affecting most of our Venezuelan subsidiary’s (“CP Venezuela”) product portfolio became effective, we have not been able to implement price increases without government approval, which has limited our ability to offset the effects of continuing high inflation and the impact of currency devaluations. In addition, labor laws limit our ability to manage overhead costs and, at times, production at CP Venezuela has been negatively impacted by local labor issues. Going forward, additional government actions, including in the form of further currency devaluations or effective devaluations or continued or worsening import authorization controls, foreign exchange, price or profit controls or expropriation or other form of government take-over could have further adverse impacts on our business, results of operations, cash flows and financial condition, as could economic instability resulting from the decline in the price of oil. For additional information regarding these and other risks associated with our operations in Venezuela, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview and Outlook” and Note 14, Venezuela to the Consolidated Financial Statements.

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

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition.  For example, from time to time, various regulatory authorities and consumer groups in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products. Triclosan, an ingredient used by us primarily in Colgate Total toothpaste and certain other oral care products, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide. Triclosan is currently being evaluated under the European Union’s Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), which requires the registration of all covered chemicals used in the European Union by 2018. In the U.S., the FDA is evaluating the use of benzalkoniam chloride (an ingredient used in certain of our hand soap products) and triclosan in hand soaps and hand sanitizers. In 2014, a law banning the sale of certain products containing triclosan was passed in Minnesota, but the law does not cover Colgate Total toothpaste. Similar legislation has been proposed in Iowa, New York and Michigan, while legislation seeking to ban the sale of all consumer products containing triclosan has been proposed in Chicago, Illinois. Environment Canada, the federal environmental authority in Canada, is also conducting a review to assess human and environmental risks of triclosan and is expected to issue its final assessment in March 2015. Depending on the findings in the final assessment, it is possible that Environment Canada will issue voluntary or mandatory risk management measures for triclosan. A decision by a regulatory or governmental authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could adversely impact our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients.  Additionally, an inability to develop new or reformulated products containing alternative ingredients or to obtain regulatory approval of such products on a timely basis could likewise adversely affect our business.

Because of our extensive international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws. The FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

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

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets could limit the availability of credit. Recent and proposed changes in the bank regulatory environment could reduce the ability of financial institutions to extend credit or increase the cost we are charged to receive credit. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our revolving credit facilities supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate or foreign currency exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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

We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products could adversely impact our business, results of operations, cash flows and financial condition. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soaps and shower gels. The emergence of new sales channels, such as sales via e-commerce, may affect consumer preferences and market dynamics and could also adversely impact our business, results of operations, cash flows and financial condition.

The growth of our business depends on the successful identification, development and launch of innovative new products.

Our growth depends on the continued success of existing products as well as the successful identification, development and launch of innovative new products and line extensions. The identification, development and introduction of innovative new products and line extensions involve considerable costs, and any new product or line extension may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product or line extension could be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	identify, develop and fund technological innovations,

▪	obtain and maintain necessary patent and trademark protection and avoid infringing intellectual property rights of others,

▪	obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad, and

▪	anticipate and respond to consumer needs and preferences.

The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition.

If, in the course of identifying or developing new products, we are found to have infringed the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, such a finding could adversely affect our ability to develop innovative new products and adversely affect our business, results of operations, cash flows and financial condition. Even if we are not found to infringe on a third party’s intellectual property rights, claims of infringement could adversely affect us, including by increasing costs and by delaying the launch of new products.

We may not realize the benefits that we expect from our 2012 Restructuring Program.

In the fourth quarter of 2012, we commenced a four-year Global Growth and Efficiency Program for sustained growth, which was expanded in the fourth quarter of 2014 to take advantage of additional savings opportunities (as expanded, the “2012 Restructuring Program”). The 2012 Restructuring Program’s initiatives are expected to help us ensure continued and solid worldwide growth in unit volume, organic sales and earnings per share and enhance our global leadership positions in our core businesses. The successful implementation of the remainder of the 2012 Restructuring Program presents significant organizational challenges and in many cases requires successful negotiations with third parties, including labor organizations, suppliers and other business partners. As a result, we may not be able to continue to realize the anticipated benefits from the 2012 Restructuring Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the 2012 Restructuring Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the 2012 Restructuring Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the 2012 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook” and “– Restructuring and Related Implementation Charges.”

Volatility in material and other costs and our increasing dependence on key suppliers could adversely impact our profitability.

Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. In addition, our move to global suppliers for materials and other services in order to achieve cost reductions and simplify our business has resulted in an increasing dependence on key suppliers. For certain key materials, including the triclosan used in Colgate Total toothpaste, we use single-source suppliers. In addition, for certain materials, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time. While we believe that the supplies of raw materials needed to manufacture our products are adequate, global economic conditions, supplier capacity constraints, climatic events such, as droughts or hurricanes, and other factors could affect the availability of, or prices for, those raw materials, and an interruption in their supply could adversely affect our business, results of operations, cash flows and financial condition.

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

Similarly, adverse publicity about us, our brands or our ingredients regarding health concerns, legal or regulatory proceedings, environmental impacts, including packaging, energy and water use and waste management, or other sustainability issues, whether or not deserved, could jeopardize our reputation. In addition, negative posts or comments about us on any social media web site could harm our reputation. Damage to our reputation or loss of consumer confidence in our products for these or any other reasons could adversely affect our business, results of operations, cash flows and financial condition, as well as require resources to rebuild our reputation.

Our business is subject to product liability, false advertising and consumer fraud claims.

From time to time, we may be subject to product liability claims alleging, among other things, that our products cause damage to property or persons, provide inadequate instructions or warnings regarding their use or contain design or manufacturing defects or contaminants. In addition, from time to time, we may be subject to claims from competitors and consumers, including consumer class actions, alleging that our product claims are deceptive or that our ingredient or content labeling is defective. Regardless of their merit, these claims can require significant time and expense to investigate and defend. For example, as described in Item 3 “Legal Proceedings,” we have been named in product liability actions alleging that certain talc products we sold prior to 1996 were contaminated with asbestos, causing harm to consumers. In addition, if one of our products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a product liability, false advertising or consumer fraud claim is successful, or a recall is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image.

There is no guarantee that our ongoing efforts to reduce costs will be successful.

We develop investments needed to support growth through our continuous, Company-wide initiatives to lower costs and increase effective asset utilization, which we refer to as our funding-the-growth initiatives. These initiatives are designed to reduce costs associated with direct materials, indirect expenses and distribution and logistics. The achievement of our funding-the-growth targets depends on our ability to successfully identify and realize additional savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of our funding-the-growth initiatives, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement our funding-the-growth initiatives in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our funding-the-growth initiatives, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook.”

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

A breach of information security, a cyber-security incident or a failure of a key information technology system could adversely impact our business or reputation.

We rely extensively on information technology systems, including some which are managed, hosted, provided and/or used by third parties and their vendors, in order to conduct our business.  Our uses of these systems include, but are not limited to:

▪	communicating within the Company and with other parties,

▪	ordering and managing materials from suppliers,

▪	converting materials to finished products,

▪	receiving and processing orders from and shipping products to our customers,

▪	marketing products to consumers,

▪	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data,

▪	processing transactions, including but not limited to employee payroll and employee benefits,

▪	hosting, processing and sharing confidential and proprietary research, business plans and financial information,

▪	complying with legal, regulatory or tax requirements,

▪	providing data security, and

▪	handling other processes involved in managing our business.
Although we have network security measures in place, our information technology systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks; however, we cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ databases or systems. If we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our information technology systems, including those of third-party service providers with whom we have contracted, we may suffer reputational, competitive, and/or business harm, incur significant costs and be subject to government investigations, civil litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition. Furthermore, while we have disaster recovery and business continuity plans in place, if the systems are damaged or cease to function properly for any reason, including the poor performance, failure or cyber-attack of third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or other similar events, and if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business as well as reputational harm and litigation, which may adversely impact our business, results of operations, cash flows and financial condition.

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

We may acquire or divest brands or businesses, which could adversely impact our results.

We may pursue acquisitions of brands or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired brands or businesses, estimation of and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business priorities, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, we may be unable to achieve anticipated benefits or cost savings from acquisitions in the timeframe we anticipate, or at all.

Moreover, acquisitions could result in substantial additional debt, exposure to contingent liabilities such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transaction costs, all of which may adversely impact our business, results of operations, cash flows and financial condition.

We also may periodically divest brands or businesses. These divestitures may adversely impact our results of operations if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for or otherwise subject to divestiture may be adversely impacted prior to the divestiture, which could negatively impact our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns or leases approximately 360 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates approximately 70 properties, of which 15 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Morristown, New Jersey; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey, and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates approximately 290 properties, of which 79 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

The Company has shared business service centers in Mexico, Poland and India, which are located in leased properties.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $107 million. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful, further appeals are available within the Brazilian federal courts. The Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts.

In July 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company, as represented by its Brazilian subsidiary, in the 6th. Lower Federal Court in the City of São Paulo, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. The case has been pending since 2002, and the Lower Federal Court has not issued a decision. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the Company should ultimately prevail in this action. The Company intends to challenge this action vigorously.

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $66 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company has been disputing the assessment within the internal revenue authority’s administrative appeals process. In November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s most recent appeal. Further appeals are available both at the administrative level and within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s French subsidiary, had violated competition law, for which it imposed a fine of $7 million on the Company’s Hill’s French subsidiary for alleged restrictions on exports from France, which the Company contested. In October 2013, the Company’s appeal was denied. The Company is appealing before the French Supreme Court.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57 million. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sanex Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with another consumer goods company, are jointly and severally liable for fines of $25 million assessed against Sara Lee’s French subsidiary. The Company is seeking indemnification for the $25 million fine from Unilever under the Sanex Purchase Agreement. The Company is appealing both fines in the French courts.

Currently, formal claims of violations or statements of objections are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The defendants have initiated preliminary talks with the authority regarding a possible settlement.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra-concentrated laundry detergents. The Company is defending these proceedings. Since the amount of any potential losses from these proceedings currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these proceedings.

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. While the Company cannot predict the final financial impact of these competition law issues, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has challenged and intends to continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 13 single plaintiff cases pending against the Company in state courts in California, Delaware, Illinois, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. 19 similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

Some of these cases are currently expected to go to trial in 2015, although the Company may succeed in dismissing or otherwise resolving some or all of them prior to trial. As stated above, while the Company believes, based on the advice of its legal counsel, that it should ultimately prevail, there can be no assurances of the outcome at trial.

ERISA Matters

In July 2014, the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) settled a putative class action alleging improper calculation of lump sum distributions and failure to satisfy minimum accrual requirements under the Plan. Under the settlement agreement, the Plan agreed to pay approximately $40 million after application of certain offsets to resolve the litigation.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For information regarding the market for the Company’s common stock, including quarterly market prices and dividends and stock price performance graphs, refer to “Market and Dividend Information” included in Part IV, Item 15 of this report. For information regarding the number of common shareholders of record, refer to “Historical Financial Summary” included in Part IV, Item 15 of this report.  For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

The share repurchase program approved by the Board on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split of the Company’s common stock in 2013. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares will be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2014:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 through 31, 2014	864,507	$65.56	791,500	9,589,086
November 1 through 30, 2014	1,715,867	$68.19	1,661,705	7,927,381
December 1 through 31, 2014	3,722,203	$69.50	3,660,593	4,266,788
Total	6,302,577	$68.60	6,113,798
_______

(1)	Includes share repurchases under the 2011 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 188,779 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes maximum number of shares that were available to be purchased under the publicly announced plans or programs that were in effect on December 31, 2014.

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2015 Program”), which replaced the 2011 Program. The Company will commence repurchase of shares of the Company’s common stock under the 2015 Program after February 19, 2015.

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

The Oral, Personal and Home Care product segment is operated through five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians.

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

(Dollars in Millions Except Per Share Amounts)

As discussed in Part I, Item 1A “Risk Factors,” with approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations, high inflation and the decline in the price of oil, and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. Price controls, which became effective in April 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and restrict the Company’s ability to implement price increases without government approval, which has limited the Company’s ability to offset the effects of continuing high inflation and the impact of currency devaluations. In particular, the Company has been and will continue to be impacted as a result of the significant devaluations of the Venezuelan bolivar that occurred in 2010 and in February 2013, and the effective devaluations that have occurred in 2014 as a result of the introduction of a multi-tier foreign exchange system implemented during the first quarter of 2014. In addition, the decline in the price of oil may result in a reduced availability of U.S. dollars to fund CP Venezuela’s imports.

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system creating three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. Although the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market. The Venezuelan government also introduced an alternative currency market known as SICAD II. The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate.

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax losses or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014. The SICAD I rate did not revalue during the fourth quarter of 2014 and remained at 12.00 bolivares per dollar as of December 31, 2014. Included in the net remeasurement losses during 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate which resulted in an impairment in the fair value of the bonds. The net remeasurement losses incurred in 2014 are referred to as the “2014 Venezuela Remeasurements.”

There continue to be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the SICAD I exchange rate as some imports may still qualify for the official rate. Because the SICAD I market is auction-based and auctions are held periodically during each quarter, the exchange rate available through SICAD I may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

As part of the announcements during the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. The new law does not apply to products that are subject to price controls, which includes most of the products in CP Venezuela’s portfolio. During the third quarter of 2014, the Venezuelan government approved price increases for the majority of CP Venezuela’s product portfolio, which were implemented in the fourth quarter of 2014.

(Dollars in Millions Except Per Share Amounts)

During the year ended December 31, 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss or $0.12 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar (the “2013 Venezuela Remeasurement”). The 2014 Venezuela Remeasurements and the 2013 Venezuela Remeasurement are referred to together as the “Venezuela Remeasurements.”
CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. CP Venezuela was invited to participate in the SICAD I currency market during the second and fourth quarters of 2014 and received less than $1 in each of those quarters at a rate of 10.50 bolivares per dollar and 12.00 bolivares per dollar, respectively. Although accessible to the Company, the Company did not participate in the SICAD II currency market during 2014. CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. Additionally, at times, production at CP Venezuela has also been negatively impacted by labor issues within the country.

For the year ended December 31, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales and approximately 1% of the Company’s consolidated Operating profit excluding the impacts of the 2014 Venezuela Remeasurements, charges related to the 2012 Restructuring Program and certain European competition law matters and the sale of land in Mexico (discussed below). At December 31, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was $549. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were $310 at December 31, 2014 and included $235 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

In February 2015, the Venezuelan government announced changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by CENCOEX, remains at 6.30 bolivares per dollar and the SICAD I market (now known as SICAD) is unchanged and the rate currently remains at 12.00 bolivares per dollar, the SICAD II market, discussed above, has been eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), has been created with a floating exchange rate determined by market participants. The SIMADI market became operational with an initial exchange rate of 170.04 bolivares per dollar. While the Company will continue to assess the impact, if any, of these changes as the government of Venezuela issues regulations to implement them, if CP Venezuela is unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods and instead needs to access the SIMADI market, it could significantly impact the Company’s operations in Venezuela.

The Company continues to actively manage its investment in and limit its exposure to Venezuela. The Company’s business in Venezuela, and the Company’s ability to repatriate its earnings, continue to be negatively affected by the difficult conditions described above. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations, both of which could result in an impairment of the Company’s investment in CP Venezuela. At December 31, 2014, the Company’s total investment in CP Venezuela was $955, which included intercompany payables of CP Venezuela.

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help the Company ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

(Dollars in Millions Except Per Share Amounts)

On October 23, 2014, the Company’s Board of Directors approved an expansion of the Global Growth and Efficiency Program (as expanded, the “2012 Restructuring Program”). The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

The Board authorized the expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities identified in all three areas.

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). Implementation of the 2012 Restructuring Program is expected to be substantially completed by December 31, 2016. Savings, substantially all of which are expected to increase future cash flows, are projected to be approximately $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program. In 2014, 2013 and 2012, the Company incurred aftertax costs of $208, $278 and $70, respectively, associated with the 2012 Restructuring Program. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments, with the final installment due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by March 20, 2015. While these conditions are not expected to be fully satisfied by March 20, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installment payments), based on the transaction to date, the Company believes that the transfer of the property is likely to occur in 2015. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

In 2014, 2013 and 2012, the Company incurred aftertax costs of $3, $12 and $18, respectively, related to the sale of land in Mexico and, in 2012, the Company incurred aftertax costs of $14 associated with various business realignment and other cost-saving initiatives.

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from local competitors and other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, the Company continues to experience volatile foreign currency fluctuations and high raw and packaging material costs, driven by foreign exchange transaction costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brand names, its broad international presence in both mature and emerging markets and initiatives, such as the 2012 Restructuring Program, should position the Company well to increase shareholder value over the long term.

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $17,277 in 2014, down 1.0% from 2013, as volume growth of 3.0% and net selling price increases of 2.0% were more than offset by negative foreign exchange of 6.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.0% in 2014.

Net sales in the Oral, Personal and Home Care product segment were $15,022 in 2014, down 1.0% from 2013, as volume growth of 3.5% and net selling price increases of 1.5% were more than offset by negative foreign exchange of 6.0%. Organic sales in the Oral, Personal and Home Care product segment increased 5.0% in 2014.

The increase in organic sales in 2014 versus 2013 was driven by an increase in Oral Care organic sales, with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care and Home Care also contributed to organic sales growth due to strong organic sales in the bar soap and the fabric softener categories, respectively.

The Company’s share of the global toothpaste market was 44.4% for full year 2014 and its share of the global manual toothbrush market was 33.4% for full year 2014. Full year 2014 market shares in toothpaste were up in Europe/South Pacific and Africa/Eurasia and down in North America, Latin America and Asia versus full year 2013. In the manual toothbrush category, full year 2014 market shares were up in North America, Europe/South Pacific and Asia and down in Latin America and Africa/Eurasia versus full year 2013. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition increased 2.0% in 2014 to $2,255, as volume growth of 1.0% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 2.0%. Organic sales for Hill’s Pet Nutrition increased 4.0% in 2014.

The increase in organic sales in 2014 versus 2013 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Worldwide Net sales were $17,420 in 2013, up 2.0% from 2012, as volume growth of 5.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 4.0%. Organic sales increased 6.0% in 2013.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 1% to $10,109 in 2014 from $10,201 in 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit decreased to $10,142 in 2014 from $10,248 in 2013, primarily due to lower sales ($84), as the growth in organic sales was more than offset by the impact of negative foreign exchange, and lower Gross profit margin ($22).

Worldwide Gross profit margin decreased to 58.5% in 2014 from 58.6% in 2013. Excluding the items described above in both periods, Gross profit margin decreased by 10 basis points (bps) to 58.7% in 2014 from 58.8% in 2013. This decrease was primarily due to higher raw and packaging material costs (290 bps), which included foreign exchange transaction costs, which were largely offset by the benefits from cost savings from the Company’s funding-the-growth initiatives (200 bps), higher pricing (70 bps) and cost savings from the 2012 Restructuring Program (20 bps).

Worldwide Gross profit increased 3% to $10,201 in 2013 from $9,932 in 2012. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Gross profit in 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding these items in both periods as applicable, Gross profit increased to $10,248 in 2013 from $9,963 in 2012, primarily due to sales growth ($195) and Gross profit margin expansion ($90).

Worldwide Gross profit margin increased to 58.6% in 2013 from 58.1% in 2012. Excluding the items described above in both periods as applicable, Gross profit margin increased by 50 bps to 58.8% in 2013. The increase was primarily due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (30 bps), which were partially offset by higher raw and packaging material costs (210 bps), which included foreign exchange transaction costs.

	2014	2013	2012
Gross profit, GAAP	$10,109	$10,201	$9,932
2012 Restructuring Program	29	32	2
Costs related to the sale of land in Mexico	4	15	24
Business realignment and other cost-saving initiatives	—	—	5
Gross profit, non-GAAP	$10,142	$10,248	$9,963

	2014	2013	Basis Point Change	2012	Basis Point Change
Gross profit margin, GAAP	58.5%	58.6%	(10)	58.1%	50
2012 Restructuring Program	0.2	0.2	—	—
Costs related to the sale of land in Mexico	—	—	—	0.2
Business realignment and other cost-saving initiatives	—	—	—	—
Gross profit margin, non-GAAP	58.7%	58.8%	(10)	58.3%	50

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $5,982 in 2014 from $6,223 in 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $5,920 in 2014 from $6,086 in 2013, reflecting decreased advertising investment of $107 and lower overhead expenses of $59.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.6% in 2014 from 35.7% in 2013. Excluding charges related to the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.3%, a decrease of 60 bps as compared to 2013. This decrease in 2014 was primarily driven by decreased advertising investment as a percentage of Net sales (60 bps). In 2014, advertising investment decreased 5.7% to $1,784 as compared with $1,891 in 2013 and decreased as a percentage of Net sales to 10.3% from 10.9% in 2013.

Selling, general and administrative expenses increased 5% to $6,223 in 2013 from $5,930 in 2012. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Selling, general and administrative expenses in 2012 also included costs associated with various business realignment and other cost-saving initiatives. Excluding these items in both periods as applicable, Selling, general and administrative expenses increased to $6,086 in 2013 from $5,910 in 2012, reflecting increased advertising investment of $99 and higher overhead expenses of $77.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.7% in 2013 from 34.7% in 2012. Excluding the items described above in both periods as applicable, Selling, general and administrative expenses as a percentage of Net sales were 34.9%, an increase of 30 bps as compared to 2012. This increase in 2013 was driven by increased advertising investment (40 bps) as a percentage of Net sales. In 2013, advertising investment increased 5.5% to $1,891 as compared with $1,792 in 2012 and increased as a percentage of Net sales to 10.9% from 10.5% in 2012.

	2014	2013	2012
Selling, general and administrative expenses, GAAP	$5,982	$6,223	$5,930
2012 Restructuring Program	(62)	(137)	(6)
Business realignment and other cost-saving initiatives	—	—	(14)
Selling, general and administrative expenses, non-GAAP	$5,920	$6,086	$5,910

	2014	2013	Basis Point Change	2012	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.6%	35.7%	(110)	34.7%	100
2012 Restructuring Program	(0.3)	(0.8)	—	—
Business realignment and other cost-saving initiatives	—	—	—	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.3%	34.9%	(60)	34.6%	30

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $570, $422 and $113 in 2014, 2013 and 2012, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2014	2013	2012
Amortization of intangible assets	$32	$32	$31
2012 Restructuring Program	195	202	81
Venezuela remeasurement charges	327	172	—
Charges for European competition law matters	41	23	—
Costs related to the sale of land in Mexico	—	3	—
Business realignment and other cost-saving initiatives	—	—	2
Equity (income)	(7)	(5)	(7)
Other, net	(18)	(5)	6
Total Other (income) expense, net	$570	$422	$113

Other (income) expense, net was $570 in 2014 as compared to $422 in 2013. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements and charges for European competition law matters. In 2013, Other (income) expense, net also included costs related to the sale of land in Mexico.

Other (income) expense, net was $422 in 2013 as compared to $113 in 2012. In 2012, Other (income) expense, net included charges related to the 2012 Restructuring Program and costs associated with various business realignment and other cost-saving initiatives.

Excluding the items described above in all years, as applicable, Other (income) expense, net was $7 in 2014, $22 in 2013 and $30 in 2012.

	2014	2013	2012
Other (income) expense, net, GAAP	$570	$422	$113
2012 Restructuring Program	(195)	(202)	(81)
Venezuela remeasurement charges	(327)	(172)	—
Charges for European competition law matters	(41)	(23)	—
Costs related to the sale of land in Mexico	—	(3)	—
Business realignment and other cost-saving initiatives	—	—	(2)
Other (income) expense, net, non-GAAP	$7	$22	$30

(Dollars in Millions Except Per Share Amounts)

Operating Profit

In 2014, Operating profit was $3,557, even with 2013. In 2013, Operating profit decreased 9% to $3,556 from $3,889 in 2012.

In 2014 and 2013, Operating profit included charges related to the Venezuela Remeasurements and charges for European competition law matters. In 2014, 2013 and 2012, Operating profit included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. In 2012, Operating profit also included costs associated with various business realignment and other cost-saving initiatives. Excluding these items in all years, as applicable, Operating profit increased 2% in 2014, primarily due to lower Selling, general and administrative expenses, which more than offset the decrease in Gross profit, and Operating profit increased 3% in 2013, primarily due to sales growth and higher Gross profit margin.

Operating profit margin was 20.6% in 2014, compared with 20.4% in 2013 and 22.8% in 2012. Excluding the items described above in both periods as applicable, Operating profit margin increased 60 bps to 24.4% in 2014 compared to 23.8% in 2013. This increase is mainly due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (60 bps).

Excluding the items described above in both periods as applicable, Operating profit margin increased 30 bps in 2013 compared to 2012, primarily due to an increase in Gross profit (50 bps), which was partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	2014	2013	% Change	2012	% Change
Operating profit, GAAP	$3,557	$3,556	—%	$3,889	(9)%
2012 Restructuring Program	286	371		89
Venezuela remeasurement charges	327	172		—
Charges for European competition law matters	41	23		—
Costs related to the sale of land in Mexico	4	18		24
Business realignment and other cost-saving initiatives	—	—		21
Operating profit, non-GAAP	$4,215	$4,140	2%	$4,023	3%

	2014	2013	Basis Point Change	2012	Basis Point Change
Operating profit margin, GAAP	20.6%	20.4%	20	22.8%	(240)
2012 Restructuring Program	1.7	2.2		0.5
Venezuela remeasurement charges	1.9	1.0		—
Charges for European competition law matters	0.2	0.1		—
Costs related to the sale of land in Mexico	—	0.1		0.1
Business realignment and other cost-saving initiatives	—	—		0.1
Operating profit margin, non-GAAP	24.4%	23.8%	60	23.5%	30

(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $24 in 2014 compared with $(9) in 2013 and $15 in 2012. The increase in Interest (income) expense, net from 2013 to 2014 was primarily due to higher debt levels as a result of the debt issuances in the first and fourth quarters of 2014 and lower interest income on investments held outside the United States. The decrease in Interest (income) expense, net from 2012 to 2013 was primarily due to an increase in interest income on investments held outside of the United States, which was partially offset by an increase in interest expense due to higher debt balances.

Income Taxes

The effective income tax rate was 33.8% in 2014, 32.4% in 2013 and 32.1% in 2012.  As reflected in the table below, the non-GAAP effective income tax rate was 31.5% in 2014, 31.7% in 2013 and 31.8% in 2012.

	2014	2013	2012
Effective income tax rate, GAAP	33.8%	32.4%	32.1%
2012 Restructuring Program	(0.5)	(0.7)	(0.3)
Venezuela remeasurement charges	0.1	0.2	—
Charges for European competition law matters	(0.3)	(0.2)	—
Costs related to the sale of land in Mexico	—	—	—
Charge for a foreign tax matter	(1.6)	—	—
Business realignment and other cost-saving initiatives	—	—	—
Effective income tax rate, non-GAAP	31.5%	31.7%	31.8%

The charge for a foreign tax matter relates to a notice of an adverse decision in a foreign court regarding a tax position taken in prior years received by the Company in the second quarter of 2014. Although it plans to appeal this decision, the Company, as required, reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. The Company recorded this $66 income tax charge in the third quarter of 2014.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

(Dollars in Millions Except Per Share Amounts)

Net Income attributable to Colgate-Palmolive Company and Earnings per share, diluted

Net income attributable to Colgate-Palmolive Company was $2,180, or $2.36 per share on a diluted basis, in 2014 compared to $2,241, or $2.38 per share on a diluted basis, in 2013 and $2,472, or $2.57 per share on a diluted basis, in 2012. In 2014 and 2013, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the Venezuela Remeasurements and charges for European competition law matters. In 2014, 2013 and 2012, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the 2012 Restructuring Program and aftertax costs related to the sale of land in Mexico. In 2014, Net income attributable to Colgate-Palmolive Company also included a charge for a foreign tax matter. In 2012, Net income attributable to Colgate-Palmolive Company also included aftertax costs associated with various business realignment and other cost-saving initiatives.

Excluding the items described above in all years, as applicable, Net income attributable to Colgate-Palmolive Company increased 2% to $2,712 in 2014 and Earnings per share, diluted increased 3% to $2.93, and Net income attributable to Colgate-Palmolive Company increased 4% to $2,665 in 2013, as compared to $2,574 in 2012, and Earnings per share, diluted increased 6% to $2.84 in 2013.

	2014	2013	% Change	2012	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$2,180	$2,241	(3)%	$2,472	(9)%
2012 Restructuring Program	208	278		70
Venezuela remeasurement charges	214	111		—
Charges for European competition law matters	41	23		—
Costs related to the sale of land in Mexico	3	12		18
Charge for a foreign tax matter	66	—		—
Business realignment and other cost-saving initiatives	—	—		14
Net income attributable to Colgate-Palmolive Company, non-GAAP	$2,712	$2,665	2%	$2,574	4%

	2014	2013	% Change	2012	% Change
Earnings per share, diluted, GAAP	$2.36	$2.38	(1)%	$2.57	(7)%
2012 Restructuring Program	0.23	0.30		0.07
Venezuela remeasurement charges	0.23	0.12		—
Charges for European competition law matters	0.04	0.03		—
Costs related to the sale of land in Mexico	—	0.01		0.02
Charge for a foreign tax matter	0.07	—		—
Business realignment and other cost-saving initiatives	—	—		0.02
Earnings per share, diluted, non-GAAP	$2.93	$2.84	3%	$2.68	6%

(Dollars in Millions Except Per Share Amounts)

Segment Results

The Company markets its products in over 200 countries and territories throughout the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition.  The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of the operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

Oral, Personal and Home Care

North America

	2014	2013	% Change		2012	% Change
Net sales	$3,124	$3,072	1.5%		$2,971	3.5%
Operating profit	$926	$927	—%		$810	14%
% of Net sales	29.6%	30.2%	(60)	bps	27.3%	290	bps

Net sales in North America increased 1.5% in 2014 to $3,124, driven by volume growth of 3.5%, which was partially offset by net selling prices decreases of 1.0% due to increased promotional activities and negative foreign exchange of 1.0%. Organic sales in North America increased 2.5% in 2014.

The increase in organic sales in North America in 2014 versus 2013 was driven by an increase in Oral Care organic sales due to strong organic sales in the toothpaste and the manual toothbrush categories.

Net sales in North America increased 3.5% in 2013 to $3,072, driven by volume growth of 3.5%, while net selling prices and foreign exchange were flat. Organic sales in North America increased 3.5% in 2013.

Operating profit in North America was $926 in 2014, even with 2013, while as a percentage of Net sales it decreased 60 bps to 29.6%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (30 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (200 bps) and lower pricing due to increased promotional activities, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and the 2012 Restructuring Program (10 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (40 bps), which was partially offset by lower overhead expenses (30 bps).

Operating profit in North America increased 14% in 2013 to $927, or 290 bps to 30.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (230 bps) and a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (200 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps), which were partially offset by increased advertising investment (30 bps).

(Dollars in Millions Except Per Share Amounts)

Latin America

	2014	2013	% Change		2012	% Change
Net sales	$4,769	$5,012	(5.0)%		$5,032	(0.5)%
Operating profit	$1,279	$1,385	(8)%		$1,454	(5)%
% of Net sales	26.8%	27.6%	(80)	bps	28.9%	(130)	bps

Net sales in Latin America decreased 5.0% in 2014 to $4,769, as volume growth of 2.5% and net selling price increases of 7.0% were more than offset by negative foreign exchange of 14.5%. Organic sales in Latin America increased 9.0% in 2014. Volume gains were led by Venezuela, Mexico and Colombia and were partially offset by volume declines in Brazil.

The increase in organic sales in Latin America in 2014 versus 2013 was due to an increase in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales in the toothpaste category. Personal Care and Home Care organic sales growth was driven by gains in the bar soap and the fabric softener categories, respectively.

Net sales in Latin America decreased 0.5% in 2013 to $5,012, as volume growth of 5.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 9.5%. Organic sales in Latin America increased 9.5% in 2013.

Operating profit in Latin America decreased 8% in 2014 to $1,279, or 80 bps to 26.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps), which was partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (570 bps), which included the impact of foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (70 bps).

Operating profit in Latin America decreased 5% in 2013 to $1,385, or 130 bps to 27.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (110 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher costs (490 bps), primarily in Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing. This increase in Selling, general and administrative expenses was driven by increased advertising investment (10 bps).

(Dollars in Millions Except Per Share Amounts)

Europe/South Pacific

	2014	2013	% Change		2012	% Change
Net sales	$3,406	$3,396	0.5%		$3,417	(0.5)%
Operating profit	$877	$805	9%		$747	8%
% of Net sales	25.7%	23.7%	200	bps	21.9%	180	bps

Net sales in Europe/South Pacific increased 0.5% in 2014 to $3,406, as volume growth of 3.5% was partially offset by net selling price decreases of 2.5% due to increased promotional activities and negative foreign exchange of 0.5%. Organic sales in Europe/South Pacific increased by 1.5% in 2014. Volume gains were led by Australia, France and the United Kingdom.

The increase in organic sales in Europe/South Pacific in 2014 versus 2013 was driven by higher Oral Care organic sales, which were partially offset by declines in organic sales in the Home Care category. The toothpaste category contributed to the increase in Oral Care organic sales. The decrease in Home Care organic sales was due to organic sales declines in the liquid cleaners category.

Net sales in Europe/South Pacific decreased 0.5% in 2013 to $3,396, as volume growth of 1.5% and positive foreign exchange of 0.5% were more than offset by net selling price decreases of 2.5%. Organic sales in Europe/South Pacific decreased by 0.5% in 2013.

Operating profit in Europe/South Pacific increased 9% in 2014 to $877, or 200 bps to 25.7% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (170 bps) and a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was driven by cost savings from the Company’s funding-the-growth initiatives (190 bps) and the 2012 Restructuring Program (70 bps), which more than offset higher raw and packaging material costs (20 bps) and lower pricing due to increased promotional activities. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (50 bps), which was partially offset by higher overhead expenses (20 bps).

Operating profit in Europe/South Pacific increased 8% in 2013 to $805, or 180 bps to 23.7% of Net sales. The increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (200 bps), which was partially offset by an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This increase in Gross profit was driven by cost savings from the Company’s funding-the-growth initiatives (220 bps), which were partially offset by lower pricing. This increase in Selling, general and administrative expenses was primarily driven by increased advertising investment (90 bps), which was partially offset by lower overhead expenses (80 bps).

(Dollars in Millions Except Per Share Amounts)

Asia

	2014	2013	% Change		2012	% Change
Net sales	$2,515	$2,472	1.5%		$2,264	9.0%
Operating profit	$736	$698	5%		$619	13%
% of Net sales	29.3%	28.2%	110	bps	27.3%	90	bps

Net sales in Asia increased 1.5% in 2014 to $2,515, driven by volume growth of 3.5% and net selling prices increases of 1.0%, which were largely offset by negative foreign exchange of 3.0%. Organic sales in Asia grew 4.5% in 2014. Volume gains were led by the Philippines, India and the Greater China region.

The increase in organic sales in 2014 versus 2013 was driven by an increase in Oral Care organic sales with the toothpaste and the manual toothbrush categories contributing to growth. Personal Care organic sales also contributed to organic sales growth with gains in the shampoo category.

Net sales in Asia increased 9.0% in 2013 to $2,472, driven by volume growth of 10.5% as net selling prices were flat and foreign exchange was negative 1.5%. Organic sales in Asia grew 10.5% in 2013.

Operating profit in Asia increased 5% in 2014 to $736, or 110 bps to 29.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (120 bps), which was partially offset by a decrease in Gross profit (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (250 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (110 bps).

Operating profit in Asia increased 13% in 2013 to $698, or 90 bps to 28.2% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (140 bps), which was partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (220 bps), partially offset by higher raw and packaging material costs (90 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was driven by increased advertising investment (50 bps).

Africa/Eurasia

	2014	2013	% Change		2012	% Change
Net sales	$1,208	$1,257	(4.0)%		$1,241	1.5%
Operating profit	$235	$268	(12)%		$267	—%
% of Net sales	19.5%	21.3%	(180)	bps	21.5%	(20)	bps

Net sales in Africa/Eurasia decreased 4.0% in 2014 to $1,208. Volume growth of 6.0% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 11.0%. Organic sales in Africa/Eurasia grew 7.0% in 2014. Volume gains were led by South Africa, the Sub-Saharan Africa region, Russia and Turkey.

The increase in organic sales in 2014 versus 2013 was driven by an increase in Oral Care organic sales due to strong organic sales in the toothpaste and the manual toothbrush categories. Personal Care organic sales also contributed to organic sales growth with gains in the shower gel category.

Net sales in Africa/Eurasia increased 1.5% in 2013 to $1,257, driven by volume growth of 8.0%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 5.5%. Organic sales in Africa/Eurasia grew 7.0% in 2013.

(Dollars in Millions Except Per Share Amounts)

Operating profit in Africa/Eurasia decreased 12% in 2014 to $235, or 180 bps to 19.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (200 bps), while Selling, general and administrative expenses were even with 2013. This decrease in Gross profit was primarily due to higher raw and packaging material costs (470 bps), driven by higher foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and the 2012 Restructuring Program (10 bps) and higher pricing. Selling, general and administrative expenses were even with 2013, as higher overhead expenses (100 bps) were offset by decreased advertising investment (100 bps).

While Operating profit in Africa/Eurasia was flat in 2013 at $268, it decreased 20 bps as a percentage of Net sales to 21.3%. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (110 bps) and Other (income) expense, net (30 bps), which were partially offset by an increase in Gross profit (120 bps), all as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (110 bps), which were partially offset by lower pricing. This increase in Selling, general and administrative expenses was driven by higher overhead expenses (70 bps) and increased advertising investment (40 bps).

Hill’s Pet Nutrition

	2014	2013	% Change		2012	% Change
Net sales	$2,255	$2,211	2.0%		$2,160	2.5%
Operating profit	$592	$563	5%		$589	(4)%
% of Net sales	26.3%	25.5%	80	bps	27.3%	(180)	bps

Net sales for Hill’s Pet Nutrition increased 2.0% in 2014 to $2,255, driven by volume growth of 1.0% and net selling price increases of 3.0%, which were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 4.0% in 2014. Volume gains were led by Russia and South Africa and were partially offset by volume declines in the United States.

The increase in organic sales in 2014 versus 2013 was driven by continued growth in the Prescription Diet category. Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Net sales for Hill’s Pet Nutrition increased 2.5% in 2013 to $2,211, driven by volume growth of 1.5% and net selling price increases of 3.5%, which were partially offset by negative foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 5.0% in 2013.

Operating profit in Hill’s Pet Nutrition increased 5% in 2014 to $592, or 80 bps to 26.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (20 bps) and a decrease in Other (income) expense, net (100 bps), which were partially offset by a decrease in Gross profit (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (290 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (90 bps), partially offset by higher overhead expenses as a result of increased investment in customer development initiatives (60 bps). This decrease in Other (income) expense, net was in part due to the expiration of a third-party royalty agreement.

Operating profit in Hill’s Pet Nutrition decreased 4% in 2013 to $563, or 180 bps to 25.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (190 bps) and an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (470 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing. This increase in Selling, general and administrative expenses was primarily due to increased investment in customer development initiatives (20 bps) and increased advertising investment (10 bps).

(Dollars in Millions Except Per Share Amounts)

Corporate

	2014	2013	% Change	2012	% Change
Operating profit (loss)	$(1,088)	$(1,090)	—%	$(597)	83%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2014	2013	2012
2012 Restructuring Program	$(286)	$(371)	$(89)
Venezuela remeasurement charges	(327)	(172)	—
Charges for European competition law matters	(41)	(23)	—
Costs related to the sale of land in Mexico	(4)	(18)	(24)
Business realignment and other cost-saving initiatives	—	—	(21)
Corporate overhead costs and other, net	(430)	(506)	(463)
Total Corporate Operating profit (loss)	$(1,088)	$(1,090)	$(597)

Corporate overhead costs and other, net decreased to $430 in 2014 from $506 in 2013 primarily due to a decrease in pension expense as a result of changes to the Company’s defined benefit retirement plans in the U.S. For more information regarding the Company’s pension and other postretirement plans, refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

2012 Restructuring Program

In the fourth quarter of 2012, the Company commenced the 2012 Restructuring Program. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

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

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). Implementation of the 2012 Restructuring Program is expected to be substantially completed by December 31, 2016. These pretax charges are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Anticipated pretax charges for 2015 are expected to amount to approximately $330 to $385 ($245 to $285 aftertax). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures.

(Dollars in Millions Except Per Share Amounts)

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, by the end of 2016, the 2012 Restructuring Program will contribute a net reduction of approximately 2,000-2,500 positions from the Company’s global employee workforce.

Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program. Savings in 2015 are expected to amount to approximately $80 to $100 pretax ($60 to $75 aftertax).

For the years ended December 31, 2014, 2013 and 2012, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2014	2013	2012
Cost of sales	$29	$32	$2
Selling, general and administrative expenses	62	137	6
Other (income) expense, net	195	202	81
Total 2012 Restructuring Program charges, pretax	$286	$371	$89

Total 2012 Restructuring Program charges, aftertax	$208	$278	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2014	2013	2012	Accumulated Charges
North America	11%	11%	2%	10%
Latin America	4%	4%	—%	4%
Europe/South Pacific	20%	28%	55%	28%
Asia	3%	—%	—%	1%
Africa/Eurasia	3%	7%	2%	5%
Hill’s Pet Nutrition	10%	8%	3%	8%
Corporate	49%	42%	38%	44%

(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $746 ($556 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2014
Employee-Related Costs	$295
Incremental Depreciation	51
Asset Impairments	2
Other	398
Total	$746

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; the extension of shared business services and streamlining of global functions; and the closing of the Morristown, New Jersey personal care facility.

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Charges	78	—	—	11	89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192

(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $5, $17 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2014, 2013 and 2012 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $65, $50 and $8, respectively, and contract termination costs and charges resulting directly from exit activities of $40, $34 and $3, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2014 and 2013 are other exit costs of $82 and $25, respectively, related to the consolidation of facilities. Other charges for the year ended December 31, 2013 also included a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

Non-GAAP Financial Measures

This Annual Report on Form 10-K discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2014 and 2013 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, costs related to the sale of land in Mexico, charges for European competition law matters, a charge for a foreign tax matter and costs associated with various business realignment and other cost-saving initiatives (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2014, 2013, and 2012 is presented within the applicable section of Results of Operations.

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

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of organic sales growth to Net sales growth for each of the years ended December 31, 2014 and 2013 versus the prior year:

Year ended December 31, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(1.0)%	—%	1.5%
Latin America	9.0%	(14.5)%	0.5%	(5.0)%
Europe/South Pacific	1.5%	(0.5)%	(0.5)%	0.5%
Asia	4.5%	(3.0)%	—%	1.5%
Africa/Eurasia	7.0%	(11.0)%	—%	(4.0)%
Total Oral, Personal and Home Care	5.0%	(6.0)%	—%	(1.0)%
Pet Nutrition	4.0%	(2.0)%	—%	2.0%
Total Company	5.0%	(6.0)%	—%	(1.0)%

Year ended December 31, 2013	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	3.5%	—%	—%	3.5%
Latin America	9.5%	(9.5)%	(0.5)%	(0.5)%
Europe/South Pacific	(0.5)%	0.5%	(0.5)%	(0.5)%
Asia	10.5%	(1.5)%	—%	9.0%
Africa/Eurasia	7.0%	(5.5)%	—%	1.5%
Total Oral, Personal and Home Care	6.0%	(4.0)%	—%	2.0%
Pet Nutrition	5.0%	(2.5)%	—%	2.5%
Total Company	6.0%	(4.0)%	—%	2.0%

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

Cash Flow

Net cash provided by operations was $3,298 in 2014, compared to $3,204 in 2013 and $3,196 in 2012. Net cash provided by operations for 2014 increased due to strong operating earnings and a continued tight focus on working capital. The increase in 2013 as compared to 2012 was primarily due to strong operating earnings and a continued tight focus on working capital, partially offset by higher cash spending related to the 2012 Restructuring Program.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales was 0.8% and 0.7% in 2014 and 2013, respectively.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,285 to $1,435 pretax ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2015 are expected to amount to approximately $330 to $385 ($245 to $285 aftertax) and savings in 2015 are expected to amount to approximately $80 to $100 pretax ($60 to $75 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at December 31, 2014 is expected to be paid before year end 2015.

Investing activities used $859 of cash in 2014, compared to $890 and $865 during 2013 and 2012, respectively. Purchases of marketable securities and investments decreased in 2014 to $340 from $505 in 2013 partially due to a decrease in purchases of investments by the Company’s subsidiary in Venezuela of local currency-denominated fixed interest rate bonds issued by the Venezuelan government. In 2012, the Company acquired the remaining interest in Tom’s of Maine for $18. In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The final installment of $60 is due upon transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by March 20, 2015. While these conditions are not expected to be fully satisfied by March 20, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installment payments), based on the transaction to date, the Company believes that the transfer of the property is likely to occur in 2015. Capital expenditures were $757, $670 and $565 for 2014, 2013 and 2012, respectively. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2015 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5% primarily due to the 2012 Restructuring Program.

Financing activities used $2,170 of cash during 2014 compared to $2,142 and $2,301 during 2013 and 2012, respectively. The increase in cash used in 2014 as compared to 2013 was primarily due to higher principal payments on debt and higher dividends paid, which were partially offset by higher proceeds from the issuances of debt. The decrease in cash used in 2013 as compared to 2012 was primarily due to a lower level of share repurchases, partially offset by higher dividends paid and lower proceeds from exercises of stock options.

(Dollars in Millions Except Per Share Amounts)

Long-term debt, including the current portion, increased to $6,132 as of December 31, 2014, as compared to $5,644 as of December 31, 2013 and total debt increased to $6,148 as of December 31, 2014 as compared to $5,657 as of December 31, 2013. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the fourth quarter of 2014, the Company issued $134 of forty-year notes at a variable rate. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. During the fourth quarter of 2013, the Company issued $300 of five-year notes at a fixed rate of 1.50% and $82 of forty-year notes at a variable rate. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. During the third quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 1.95% and during the second quarter of 2012, the Company issued $500 of ten-year notes at a fixed rate of 2.30%. The debt issuances in 2014, 2013 and 2012 were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first and fourth quarters of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuance in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar denominated notes and €250 of euro denominated notes, both of which became due in the second quarter of 2014. Proceeds from the debt issuances in the second and fourth quarters of 2013 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuance in the second quarter of 2013 were also used to repay and retire $250 of notes due in 2013. Proceeds from the debt issuances in the second and third quarters of 2012 were used for general corporate purposes which included the retirement of commercial paper borrowings.

At December 31, 2014, the Company had access to unused domestic and foreign lines of credit of $3,001 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2015. In addition, the Company has the ability to draw $20 from a new credit facility entered into during 2014, which expires in December 2015. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $255 and $0 as of December 31, 2014 and December 31, 2013, respectively. The average daily balances outstanding for commercial paper in 2014 and 2013 were $1,486 and $1,736, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2019.

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2014 and 2013:

	2014			2013
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	1.9%	2015	$16	2.2%	2014	$13
Commercial paper	—%	2015	255			—
Total			$271			$13

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

Dividend payments in 2014 were $1,446, an increase from $1,382 in 2013 and $1,277 in 2012. Dividend payments increased to $1.42 per share in 2014 from $1.33 per share in 2013 and $1.22 per share in 2012. In the first quarter of 2014, the Company’s Board of Directors increased the quarterly common stock cash dividend to $0.36 per share from $0.34 per share, effective in the second quarter of 2014.

(Dollars in Millions Except Per Share Amounts)

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. The share repurchase program approved by the Board of Directors on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split of the Company’s common stock in 2013. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a new share repurchase program (the “2015 Program”), which replaced the 2011 Program. The Company will commence repurchase of shares of the Company’s common stock under the 2015 Program after February 19, 2015.

Aggregate share repurchases in 2014 consisted of 21.7 million common shares under the 2011 Program and 1.5 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,530. Aggregate repurchases in 2013 consisted of 24.6 million common shares under the 2011 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,521. Aggregate repurchases in 2012 consisted of 37.6 million common shares under the 2011 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,943.

Cash and cash equivalents increased $127 during 2014 to $1,089 at December 31, 2014, compared to $962 at December 31, 2013, most of which ($1,034 and $865, respectively) were held by the Company’s foreign subsidiaries. These amounts include $64 and $114 at December 31, 2014 and 2013, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2014, the Company had approximately $4,900 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2014:

		Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt including current portion	$6,132	$743	$263	$660	$697	$498	$3,271
Net cash interest payments on long-term debt(1)	398	59	51	35	35	41	177
Leases	1,063	201	170	148	138	126	280
Purchase obligations(2)	774	500	140	99	35	—	—
Total	$8,367	$1,503	$624	$942	$905	$665	$3,728
_______

(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2014 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

(Dollars in Millions Except Per Share Amounts)

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2015. Management also does not expect to make a voluntary contribution to the U.S. pension plans for the year ending December 31, 2015. In addition, total benefit payments to be paid to participants for the year ending December 31, 2015 from the Company’s assets is estimated to be approximately $69.

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

For subsidiaries operating in highly inflationary environments (currently, Venezuela), local currency-denominated non-monetary assets including inventories, goodwill and property, plant and equipment are remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $22 and $5 at December 31, 2014 and 2013, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2014, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $29.

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

Based on year-end 2014 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $10 in 2014.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized gains of $1 and $0 at December 31, 2014 and 2013, respectively. At the end of 2014, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $2.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning January 1, 2017, with no early adoption permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective for the Company on a prospective basis beginning January 1, 2015. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of the Company’s Consolidated Financial Statements are those that are both important to the presentation of the Consolidated Financial Statements and require significant or complex judgments and estimates on the part of management. The Company’s critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs and inventories.

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 770 bps, from 58.5% to 50.8% in 2014 and decreased by 750 bps and 740 bps in 2013 and 2012, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (80% of inventories) and the last-in, first-out (“LIFO”) method (20% of inventories). There would have been no material impact on reported earnings for 2014, 2013 or 2012 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances and legal and other contingency reserves.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.24%, 4.96% and 4.14% as of December 31, 2014, 2013 and 2012, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 4.36%, 5.24% and 4.32% as of December 31, 2014, 2013 and 2012, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.80% as of December 31, 2014, 6.80% as of December 31, 2013 and 7.30% as of December 31, 2012. As the funded status of the U.S. postretirement plans improved in 2013, the Company reallocated a portion of the assets of those plans from equity securities to fixed income securities and other investments. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

(Dollars in Millions Except Per Share Amounts)

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 11%, 10%, 7%, 5%, and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 53% in fixed income securities, 27% in equity securities and 20% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $11. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $4. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2014, December 31, 2013 and December 31, 2012. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 7.0% for 2015, declining to 5.0% by 2021 and remaining at 5.0% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $7.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2014 was $7.60. The Black-Scholes model uses various assumptions to determine the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in term would result in a change in fair value of approximately 8%. A 1% change in volatility would change fair value by approximately 7%.

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

The estimated fair value of the Company’s intangible assets substantially exceeds the recorded carrying value, except for the intangible assets acquired in the Sanex acquisition in 2011, which were recorded at fair value. The estimated fair value of the Company’s reporting units also substantially exceeds the recorded carrying value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets. Asset impairment analysis related to certain fixed assets in connection with the 2012 Restructuring Program requires management’s best estimate of net realizable values. Asset impairment analysis related to the fixed assets of the Company’s subsidiary in Venezuela requires management’s best estimate of future exchange rates between the U.S. dollar and the Venezuelan bolivares, the rate of inflation in Venezuela, the timing and amount of future selling price increases for products sold in Venezuela, whether the Company has sufficient access to U.S. dollars to fund imports.

(Dollars in Millions Except Per Share Amounts)

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2014.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and has expressed an unqualified opinion in their report, which appears in this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the 2012 Restructuring Program, the Company has begun implementing a shared business service organization model, already successful in Europe, in all regions of the world. This implementation is expected to continue in a phased approach in future years. At this time, certain financial transaction processing activities have been transitioned to these newly established shared business services centers. The Company does not expect this transition to materially affect its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman, President and Chief Executive Officer, the Chief Financial Officer and the Vice President and Corporate Controller, and the Company’s directors. The Code of Conduct is available on the Company’s web site at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s web site. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its web site or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2015 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2014:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	46,596	(1)	$47.69	(2)	58,476	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	46,596		$47.69		58,476
_______

(1)
Consists of 42,902 options outstanding and 3,694 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans.

(2)	Includes the weighted-average exercise price of stock options outstanding of $51.80 and restricted stock units of $0.00.

(3)	Amount includes 46,062 options available for issuance and 12,414 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2015 Proxy Statement is incorporated herein by reference.

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

Colgate-Palmolive Company (Registrant)

Date: February 19, 2015	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 19, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	John T. Cahill, Helene D. Gayle, Ellen M. Hancock, Joseph Jimenez, Richard J. Kogan, Delano E. Lewis, Michael B. Polk, J. Pedro Reinhard, Stephen I. Sadove

/s/ Dennis J. Hickey	/s/ Jennifer M. Daniels
Dennis J. Hickey Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 19, 2015

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2014	2013	2012
Net sales	$17,277	$17,420	$17,085
Cost of sales	7,168	7,219	7,153
Gross profit	10,109	10,201	9,932
Selling, general and administrative expenses	5,982	6,223	5,930
Other (income) expense, net	570	422	113
Operating profit	3,557	3,556	3,889
Interest (income) expense, net	24	(9)	15
Income before income taxes	3,533	3,565	3,874
Provision for income taxes	1,194	1,155	1,243
Net income including noncontrolling interests	2,339	2,410	2,631
Less: Net income attributable to noncontrolling interests	159	169	159
Net income attributable to Colgate-Palmolive Company	$2,180	$2,241	$2,472
Earnings per common share, basic	$2.38	$2.41	$2.60
Earnings per common share, diluted	$2.36	$2.38	$2.57

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2014	2013	2012
Net income including noncontrolling interests	$2,339	$2,410	$2,631
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(685)	(166)	(18)
Retirement Plan and other retiree benefit adjustments	(329)	318	(145)
Gains (losses) on available-for-sale securities	(48)	13	18
Gains (losses) on cash flow hedges	2	2	1
Total Other comprehensive income (loss), net of tax	(1,060)	167	(144)
Total Comprehensive income including noncontrolling interests	1,279	2,577	2,487
Less: Net income attributable to noncontrolling interests	159	169	159
Less: Cumulative translation adjustments attributable to noncontrolling interests	(4)	(3)	2
Total Comprehensive income attributable to noncontrolling interests	155	166	161
Total Comprehensive income attributable to Colgate-Palmolive Company	$1,124	$2,411	$2,326

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$1,089	$962
Receivables (net of allowances of $54 and $67, respectively)	1,552	1,636
Inventories	1,382	1,425
Other current assets	840	908
Total current assets	4,863	4,931
Property, plant and equipment, net	4,080	4,083
Goodwill	2,307	2,474
Other intangible assets, net	1,413	1,496
Deferred income taxes	76	77
Other assets	720	924
Total assets	$13,459	$13,985
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$16	$13
Current portion of long-term debt	488	895
Accounts payable	1,231	1,343
Accrued income taxes	294	239
Other accruals	1,917	2,089
Total current liabilities	3,946	4,579
Long-term debt	5,644	4,749
Deferred income taxes	261	444
Other liabilities	2,223	1,677
Total liabilities	12,074	11,449
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	1,236	1,004
Retained earnings	18,832	17,952
Accumulated other comprehensive income (loss)	(3,507)	(2,451)
Unearned compensation	(20)	(33)
Treasury stock, at cost	(16,862)	(15,633)
Total Colgate-Palmolive Company shareholders’ equity	1,145	2,305
Noncontrolling interests	240	231
Total shareholders’ equity	1,385	2,536
Total liabilities and shareholders’ equity	$13,459	$13,985

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2012	$1,466	$603	$(60)	$(12,808)	$15,649	$(2,475)	$166
Net income					2,472		159
Other comprehensive income (loss), net of tax						(146)	2
Dividends					(1,168)		(109)
Stock-based compensation expense		120
Shares issued for stock options		99		297
Shares issued for restricted stock awards		(70)		70
Treasury stock acquired				(1,943)
Other		66	19	(2)			(17)
Balance, December 31, 2012	$1,466	$818	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					2,241		169
Other comprehensive income (loss), net of tax						170	(3)
Dividends					(1,242)		(140)
Stock-based compensation expense		128
Shares issued for stock options		82		201
Shares issued for restricted stock awards		(75)		75
Treasury stock acquired				(1,521)
Other		51	8	(2)			4
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					2,180		159
Other comprehensive income (loss), net of tax						(1,056)	(4)
Dividends					(1,300)		(146)
Stock-based compensation expense		131
Shares issued for stock options		100		225
Shares issued for restricted stock awards		(77)		77
Treasury stock acquired				(1,530)
Other		78	13	(1)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2014	2013	2012
Operating Activities
Net income including noncontrolling interests	$2,339	$2,410	$2,631
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	442	439	425
Restructuring and termination benefits, net of cash	64	182	35
Venezuela remeasurement charges	327	172	—
Voluntary benefit plan contributions	(2)	(101)	(101)
Charge for a foreign tax matter	66	—	—
Stock-based compensation expense	131	128	120
Deferred income taxes	18	71	63
Cash effects of changes in:
Receivables	(109)	(37)	19
Inventories	(60)	(97)	(21)
Accounts payable and other accruals	57	24	(5)
Other non-current assets and liabilities	25	13	30
Net cash provided by operations	3,298	3,204	3,196
Investing Activities
Capital expenditures	(757)	(670)	(565)
Sale of property and non-core product lines	24	15	72
Purchases of marketable securities and investments	(340)	(505)	(545)
Proceeds from sale of marketable securities and investments	283	267	147
Payment for acquisitions, net of cash acquired	(87)	(3)	(29)
Other	18	6	55
Net cash used in investing activities	(859)	(890)	(865)
Financing Activities
Principal payments on debt	(8,525)	(7,554)	(5,011)
Proceeds from issuance of debt	8,960	7,976	5,452
Dividends paid	(1,446)	(1,382)	(1,277)
Purchases of treasury shares	(1,530)	(1,521)	(1,943)
Proceeds from exercise of stock options and excess tax benefits	371	339	478
Net cash used in financing activities	(2,170)	(2,142)	(2,301)
Effect of exchange rate changes on Cash and cash equivalents	(142)	(94)	(24)
Net increase (decrease) in Cash and cash equivalents	127	78	6
Cash and cash equivalents at beginning of year	962	884	878
Cash and cash equivalents at end of year	$1,089	$962	$884
Supplemental Cash Flow Information
Income taxes paid	$1,009	$1,087	$1,280
Interest paid	$133	$118	$77

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners, bleaches and other similar items. These products are sold primarily to retail trade customers and wholesale distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers and veterinarians. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2014	2013	2012
Oral Care	46%	46%	44%
Personal Care	21%	21%	22%
Home Care	20%	20%	21%
Pet Nutrition	13%	13%	13%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2014 and 2013, equity method investments included in Other assets in the Consolidated Balance Sheets were $31 and $27, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,326, $1,304 and $1,262 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of approximately 80% of inventories is determined using the first-in, first-out (“FIFO”) method. The cost of all other inventories, in the U.S. and Mexico, is determined using the last-in, first-out (“LIFO”) method.

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

Goodwill and Other Intangibles

Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as local brands and trademarks, customer relationships and non-compete agreements, are amortized over their estimated useful lives, generally ranging from 5 to 40 years. Amortization expense related to intangible assets is included in Other (income) expense, net, which is included in Operating profit.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Income Taxes

The provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based upon the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect at the time such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Provision is made currently for taxes payable on remittances of overseas earnings; no provision is made for taxes on overseas retained earnings that are deemed to be indefinitely reinvested.

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

For subsidiaries operating in highly inflationary environments (currently, Venezuela), local currency-denominated non-monetary assets, including inventories, goodwill and property, plant and equipment, are remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning January 1, 2017, with no early adoption permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

On April 10, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective for the Company on a prospective basis beginning January 1, 2015. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Additionally, Other current assets in the December 31, 2013 Consolidated Balance Sheet were adjusted to include certain non-income tax receivables which were previously included in Other accruals.

3.    Acquisitions and Divestitures

Acquisition

On October 3, 2014, the Company acquired an oral care business in Myanmar for $62 in cash plus additional consideration contingent upon achievement of performance targets under a distribution services agreement.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The final installment is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by March 20, 2015. While these conditions are not expected to be fully satisfied by March 20, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installment payments), based on the transaction to date, the Company believes that the transfer of the property is likely to occur in 2015. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2014, 2013 and 2012 the Company recorded $4, $18 and $24 of pretax costs ($3, $12 and $18 of aftertax costs), respectively, related to the sale.

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

On October 23, 2014, the Company’s Board of Directors approved an expansion of the Global Growth and Efficiency Program (as expanded the “2012 Restructuring Program”) to take advantage of additional savings opportunities.

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). Implementation of the 2012 Restructuring Program is expected to be substantially completed by December 31, 2016. These pretax charges are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Anticipated pretax charges for 2015 are expected to amount to approximately $330 to $385 ($245 to $285 aftertax). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, by the end of 2016, the 2012 Restructuring Program will contribute a net reduction of approximately 2,000-2,500 positions from the Company’s global employee workforce.

For the years ended December 31, 2014, 2013 and 2012, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2014	2013	2012
Cost of sales	$29	$32	$2
Selling, general and administrative expenses	62	137	6
Other (income) expense, net	195	202	81
Total 2012 Restructuring Program charges, pretax	$286	$371	$89

Total 2012 Restructuring Program charges, aftertax	$208	$278	$70

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2014	2013	2012	Accumulated Charges
North America	11%	11%	2%	10%
Latin America	4%	4%	—%	4%
Europe/South Pacific	20%	28%	55%	28%
Asia	3%	—%	—%	1%
Africa/Eurasia	3%	7%	2%	5%
Hill’s Pet Nutrition	10%	8%	3%	8%
Corporate	49%	42%	38%	44%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $746 ($556 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2014
Employee-Related Costs	$295
Incremental Depreciation	51
Asset Impairments	2
Other	398
Total	$746

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; the extension of shared business services and streamlining of global functions; and the closing of the Morristown, New Jersey personal care facility.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Charges	78	—	—	11	89
Cash payments	(1)	—	—	(4)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	7	—	—	(2)	5
Balance at December 31, 2012	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $5, $17 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2014, 2013 and 2012 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $65, $50 and $8, respectively, and contract termination costs and charges resulting directly from exit activities of $40, $34 and $3, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2014 and 2013 are other exit costs of $82 and $25, respectively, related to the consolidation of facilities. Other charges for the year ended December 31, 2013 also included a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2014 and 2013, by segment is as follows:

	2014	2013
Oral, Personal and Home Care
North America	$352	$362
Latin America	320	353
Europe/South Pacific	1,374	1,525
Asia	160	126
Africa/Eurasia	86	93
Total Oral, Personal and Home Care	2,292	2,459
Pet Nutrition	15	15
Total Goodwill	$2,307	$2,474

The change in the amount of Goodwill in each year is primarily due to the impact of foreign currency translation.

Other intangible assets as of December 31, 2014 and 2013 are comprised of the following:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$552	$(285)	$267	$551	$(275)	$276
Other finite life intangible assets	213	(54)	159	219	(45)	174
Indefinite life intangible assets	987	—	987	1,046	—	1,046
Total Other intangible assets	$1,752	$(339)	$1,413	$1,816	$(320)	$1,496

The changes in the net carrying amounts of Other intangible assets during 2014, 2013 and 2012 were primarily due to amortization expense of $32, $32 and $31, respectively, as well as the impact of foreign currency translation. Annual estimated amortization expense for each of the next five years is expected to be approximately $30.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.            Long-Term Debt and Credit Facilities

Long-term debt consists of the following at December 31:

	Weighted Average Interest Rate	Maturities			2014	2013
Notes	1.9%	2015	-	2078	$5,877	$5,644
Commercial paper	—%	2015			255	—
					6,132	5,644
Less: Current portion of long-term debt					488	895
Total					$5,644	$4,749

The weighted-average interest rate on short-term borrowings of $16 in 2014 and $13 in 2013 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2014 and 2013 was 1.9% and 2.2%, respectively.

The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2014, are as follows:

Years Ended December 31,
2015	$488
2016	263
2017	660
2018	697
2019	498
Thereafter	3,271
The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.
During the fourth quarter of 2014, the Company issued $134 of forty-year notes at a variable rate. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed-rate of 3.25%. During the fourth quarter of 2013, the Company issued $300 of five-year notes at a fixed rate of 1.50% and $82 of forty-year notes at a variable rate. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%.

The debt issuances in 2014 and 2013 were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first and fourth quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuances in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar denominated notes and €250 of euro denominated notes, both of which became due in the second quarter of 2014. Proceeds from the debt issuances in the second and fourth quarters of 2013 were used for general corporate purposes which included the retirement of commercial paper borrowings. In addition, proceeds from the debt issuance in the second quarter of 2013 were used to repay and retire $250 of notes due in 2013.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2014, the Company had access to unused domestic and foreign lines of credit of $3,001 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2015. In addition, the Company has the ability to draw $20 from a new credit facility entered into during 2014, which expires in December 2015. Commitment fees related to the credit facilities are not material.

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

The Company utilizes foreign currency contracts, including forward and swap contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates (Level 2 valuation).

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

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts.  Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2014 and December 31, 2013:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/14	12/31/13		12/31/14	12/31/13
Interest rate swap contracts	Other current assets	$1	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	12	20	Other liabilities	2	1
Foreign currency contracts	Other current assets	21	14	Other accruals	4	8
Foreign currency contracts	Other assets	60	—	Other liabilities	—	10
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$94	$35		$7	$19

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$—	$3
Foreign currency contracts	Other assets	8	—	Other liabilities	—	—
Total not designated		$8	$—		$—	$3

Total derivative instruments		$102	$35		$7	$22

Other financial instruments
Marketable securities	Other current assets	$200	$173
Available-for-sale securities	Other assets	322	685
Note receivable	Other current assets	42	—
Total other financial instruments		$564	$858

The carrying amount of cash, cash equivalents, accounts receivable, a note receivable and short-term debt approximated fair value as of December 31, 2014 and 2013. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2014 and 2013, was $6,346 and $5,690, respectively, and the related carrying value was $6,132 and $5,644, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Fair Value Hedges

The Company has designated all interest rate swap contracts and certain foreign currency forward and option contracts as fair value hedges, for which the gain or loss on the derivative and the offsetting gain or loss on the hedged item are recognized in current earnings. The impact of foreign currency contracts is primarily recognized in Selling, general and administrative expenses and the impact of interest rate swap contracts is recognized in Interest (income) expense, net.

Activity related to fair value hedges recorded during each period presented was as follows:

	2014			2013
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$1,163	$1,438	$2,601	$1,320	$1,188	$2,508
Gain (loss) on derivative	3	(8)	(5)	24	(22)	2
Gain (loss) on hedged items	(3)	8	5	(24)	22	(2)

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during each period presented was as follows:

	2014			2013
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$511	$14	$525	$386	$14	$400
Gain (loss) recognized in OCI	9	—	9	20	—	20
Gain (loss) reclassified into Cost of sales	5	—	5	16	1	17

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Activity related to net investment hedges recorded during each period presented was as follows:

	2014			2013
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$567	$297	$864	$529	$256	$785
Gain (loss) on instruments	73	11	84	(24)	(4)	(28)
Gain (loss) on hedged items	(73)	(11)	(84)	23	4	27

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during each period presented was as follows:

	2014	2013
	Cross-currency Swap	Cross-currency Swap
Notional Value at December 31,	$102	$96
Gain (loss) on instrument	5	(2)
Gain (loss) on hedged item	(5)	2

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities and a fixed interest rate note receivable. Marketable securities consist of bank deposits of $123 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $77. The long-term portion of these bonds in the amount of $322 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of December 31, 2014, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds was $114 and $285, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $322 is included in Other assets.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents a reconciliation of the Venezuelan bonds at fair value for the twelve months ended December 31:

	2014	2013
Beginning balance as of January 1	$685	$642
Unrealized gain (loss) on investment	(341)	(113)
Purchases and sales during the period	55	156
Ending balance as of December 31	$399	$685

Unrealized loss on investment for the year ended December 31, 2014 included a net loss of $324 primarily related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the first and third quarters of 2014.

Unrealized loss on investment for the year ended December 31, 2013 consisted primarily of a charge of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. For further information regarding Venezuela, refer to Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

The Company repurchased its common stock at a cost of $1,530 during 2014 under a share repurchase program that was approved by the Board of Directors and publicly announced in September 2011 (the “2011 Program”). The 2011 Program authorized the Company to repurchase up to 50 million shares of its common stock. The Board authorized that the number of shares remaining under the 2011 Program as of May 15, 2013 be increased by 100% as a result of the two-for-one stock split of the Company’s common stock in 2013. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a new share repurchase program (the “2015 Program”), which replaced the 2011 Program. The Company will commence repurchase of shares of the Company’s common stock under the 2015 Program after February 19, 2015.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2012	960,036,150	505,670,210

Common stock acquired	(38,730,602)	38,730,602
Shares issued for stock options	12,217,230	(12,217,230)
Shares issued for restricted stock units and other	2,205,898	(2,205,898)
Balance, December 31, 2012	935,728,676	529,977,684

Common stock acquired	(25,573,317)	25,573,317
Shares issued for stock options	7,883,834	(7,883,834)
Shares issued for restricted stock units and other	1,907,382	(1,907,382)
Balance, December 31, 2013	919,946,575	545,759,785

Common stock acquired	(23,131,081)	23,131,081
Shares issued for stock options	7,977,124	(7,977,124)
Shares issued for restricted stock units and other	1,919,527	(1,919,527)
Balance, December 31, 2014	906,712,145	558,994,215

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

The Company has one incentive compensation plan, which was approved by the Company’s stockholders on May 10, 2013, pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. Previously, the Company issued these awards pursuant to four different stockholder-approved plans. The total stock-based compensation expense charged against pretax income for these plans was $131, $128 and $120 for the years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized on stock-based compensation was approximately $42, $39 and $37 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2014, 2013 and 2012 was $7.60, $7.41 and $6.73, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2014	2013	2012
Expected Term of Options	4.5 years	4.5 years	4.5 years
Expected Volatility Rate	17.1%	18.4%	20.8%
Risk-Free Interest Rate	1.6%	1.5%	0.6%
Expected Dividend Yield	2.3%	2.3%	2.4%

The weighted-average expected term of options granted each year was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and contractual term of the awards, among other factors. Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. The risk-free interest rate for the expected term of the option is based on the yield of a zero-coupon U.S. Treasury bond with a maturity period equal to the option’s expected term.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Restricted Stock Units

The Company grants restricted stock unit awards to officers and other employees. Awards vest at the end of the restriction period, which is generally three years.  As of December 31, 2014, approximately 12,414,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2014 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2014	4,539	$48
Activity:
Granted	1,092	64
Vested	(1,867)	42
Forfeited	(70)	52
Restricted stock units as of December 31, 2014	3,694	$56

As of December 31, 2014, there was $63 of total unrecognized compensation expense related to nonvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $71, $69 and $63, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2014, 46,062,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2014 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2014	42,832	$47
Granted	9,036	64
Exercised	(8,526)	41
Forfeited or expired	(440)	57
Options outstanding, December 31, 2014	42,902	52	4	$746
Options exercisable, December 31, 2014	24,946	$46	3	$582

As of December 31, 2014, there was $46 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $211, $180 and $210, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2014, 2013 and 2012 was $63, $51 and $60, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2014, 2013 and 2012 were $314, $289 and $409, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. The ESOP issued $410 of long-term notes due through July 2009 bearing an average interest rate of 8.7%. The notes, which were guaranteed by the Company, were repaid in July 2009. The ESOP used the proceeds from the notes issuance to purchase 6,315,149 shares of Series B Convertible Preference stock (the “Series B Preference stock”) from the Company. As a result of rules issued by the Internal Revenue Service (“IRS”) related to employer stock held in defined contribution plans, the Company issued a notice of redemption with respect to the remaining shares of Series B Preference stock outstanding on December 29, 2010. At the direction of the Company’s ESOP trustee, these shares of Series B Preference stock were converted into 38,483,072 shares of common stock, adjusted for the two-for-one stock split of the Company’s common stock in 2013. As of December 31, 2014 and 2013, there were 26,137,798 and 29,119,135 shares of common stock, respectively, outstanding and issued to the Company’s ESOP. The common stock for the conversion was issued from treasury shares.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2014, the ESOP had outstanding borrowings from the Company of $20, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2014, 18,489,250 shares of common stock were released and allocated to participant accounts and 7,648,548 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $2, $0, and $0 in 2014, 2013 and 2012, respectively.

The Company paid dividends on the shares held by the ESOP of $40 in 2014, $41 in 2013 and $40 in 2012. The Company contributed $2 to the ESOP in 2014. The Company did not make any contributions to the ESOP in 2013 or 2012.

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

Effective January 1, 2014, the Company changed the way it provides retirement benefits to substantially all of its U.S.-based employees participating in its defined benefit retirement plan. For these employees, the Company now provides all future retirement benefits through the Company’s defined contribution plan. As a result, no future service is considered for these employees for future accruals in the U.S. defined benefit retirement plans. Participants in the Company’s U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula continue to earn interest on their vested balances as of December 31, 2013. Participants whose retirement benefit was determined under the final average earnings formula continue to have their final average earnings adjusted for pay increases until termination of employment. These changes resulted in a curtailment charge of $91 as all of the previously unamortized prior service costs recorded in Accumulated other comprehensive income (loss) was recognized in 2013.

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans are as follows:

	United States	International
Asset Category
Equity securities	27%	39%
Fixed income securities	53	47
Real estate and other investments	20	14
Total	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2014 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans
Investments:
Cash & cash equivalents	Level 1	$48	$10	$1
U.S. common stocks	Level 1	130	3	3
International common stocks	Level 1	—	2	—
Fixed income securities(a)	Level 2	625	—	13
Common/collective trust funds(b):	Level 2
Developed market equity index funds		352	193	9
Emerging market equity index funds		32	8	1
Other common stock funds		118	27	3
Fixed income funds: U.S. or foreign government and agency securities		115	107	3
Fixed income funds: investment grade corporate bonds		168	75	4
Fixed income funds: high yield corporate bonds and other		136	54	3
Guaranteed investment contracts(c)	Level 2	1	54	—
Real estate funds(d)	Level 3	46	19	1
Total Investments at fair value		$1,771	$552	$41

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2013 the allocation of the Company’s plan assets and the level of valuation input for each major asset category was as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans
Investments:
Cash & cash equivalents	Level 1	$97	$23	$3
U.S. common stocks	Level 1	127	—	3
International common stocks	Level 1	51	—	1
Fixed income securities(a)	Level 2	433	—	8
Common/collective trust funds(b):	Level 2
Developed market equity index funds		359	229	9
Emerging market equity index funds		33	9	1
Other common stock funds		123	41	3
Fixed income funds: U.S. or foreign government and agency securities		149	73	3
Fixed income funds: investment grade corporate bonds		203	71	5
Fixed income funds: high yield corporate bonds and other		119	35	4
Guaranteed investment contracts(c)	Level 2	2	56	—
Real estate funds(d)	Level 3	40	21	1
Total Investments at fair value		$1,736	$558	$41
_______

(a)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2014 and 2013, approximately 50% of the fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the year ended December 31:

	2014		2013
	United States Real Estate Fund	International Real Estate Fund	United States Real Estate Fund	International Real Estate Fund
Beginning balance as of January 1	$41	$21	$72	$20
Earned income, net of management expenses	2	—	2	—
Unrealized gain (loss) on investment	4	(1)	9	—
Purchases, sales, issuances and settlements, net	—	(1)	(42)	1
Ending balance as of December 31	$47	$19	$41	$21

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% of U.S. plan assets at December 31, 2014 and 6% of U.S. plan assets at December 31, 2013. No shares of the Company’s common stock were purchased or sold by the U.S. plans in 2014. In 2013, the U.S. plans sold 1,540,215 shares of the Company’s common stock to the Company. The plans received dividends on the Company’s common stock of $2 in 2014 and $3 in 2013.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans are as follows:

	Pension Plans				Other Retiree Benefit Plans
	2014	2013	2014	2013	2014	2013
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,102	$2,227	$894	$888	$792	$875
Service cost	1	24	17	19	10	11
Interest cost	102	90	35	34	42	38
Participants’ contributions	—	1	4	3	—	—
Acquisitions/plan amendments	—	40	—	2	—	—
Actuarial loss (gain)	362	(148)	123	(1)	203	(101)
Foreign exchange impact	—	—	(88)	12	(3)	(5)
Termination benefits (1)	5	11	—	—	—	6
Curtailments and settlements	—	(12)	(28)	(21)	—	—
Benefit payments	(154)	(131)	(40)	(41)	(33)	(32)
Other	(12)	—	(1)	(1)	—	—
Benefit obligations at end of year	$2,406	$2,102	$916	$894	$1,011	$792
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,736	$1,597	$558	$486	$41	$37
Actual return on plan assets	178	148	65	59	4	4
Company contributions	23	121	36	61	29	32
Participants’ contributions	—	1	4	3	—	—
Foreign exchange impact	—	—	(43)	2	—	—
Settlements	—	—	(27)	(11)	—	—
Benefit payments	(154)	(131)	(40)	(41)	(33)	(32)
Other	(12)	—	(1)	(1)	—	—
Fair value of plan assets at end of year	$1,771	$1,736	$552	$558	$41	$41
Funded Status
Benefit obligations at end of year	$2,406	$2,102	$916	$894	$1,011	$792
Fair value of plan assets at end of year	1,771	1,736	552	558	41	41
Net amount recognized	$(635)	$(366)	$(364)	$(336)	$(970)	$(751)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$16	$6	$12	$—	$—
Current liabilities	(20)	(19)	(28)	(36)	(41)	(39)
Noncurrent liabilities	(615)	(363)	(342)	(312)	(929)	(712)
Net amount recognized	$(635)	$(366)	$(364)	$(336)	$(970)	$(751)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$933	$674	$259	$181	$481	$296
Transition/prior service cost	2	3	19	23	(3)	1
	$935	$677	$278	$204	$478	$297
Accumulated benefit obligation	$2,283	$1,995	$817	$802	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2014	2013	2014	2013	2014	2013
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.24%	4.96%	3.06%	3.99%	4.36%	5.24%
Long-term rate of return on plan assets	6.80%	6.80%	5.05%	5.50%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	2.83%	3.02%	—%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	7.00%	7.00%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2014 and 2013 pursuant to the 2012 Restructuring Program.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2014 for the U.S. plans was 6.80%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 11%, 10%, 7%, 5%, and 8%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2014 weighted-average rate of return of 5.05%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 7.0% in 2015 to 5.0% by 2021, remaining at 5.0% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$150	$(119)
Total of service and interest cost components	11	(9)

Expected mortality is a key assumption in the measurement for pension and other postretirement benefit obligations. For the Company’s U.S. plans, this assumption was updated as of December 31, 2014 in order to reflect the Society of Actuaries’ Retirement Plan Experience Committee’s updated mortality tables and mortality improvement scale published in October 2014. This resulted in an increase of 6% and 9% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively.

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consist of the following:

	Years Ended December 31,
	2014	2013
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,958	$1,130
Fair value of plan assets	1,955	402

Accumulated benefit obligation	2,725	700
Fair value of plan assets	1,922	66

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$24	$24	$17	$19	$12	$11	$13	$11
Interest cost	102	90	97	35	34	35	42	38	40
Annual ESOP allocation	—	—	—	—	—	—	(1)	(2)	(2)
Expected return on plan assets	(112)	(118)	(112)	(29)	(26)	(26)	(3)	(3)	(3)
Amortization of transition & prior service costs (credits)	1	9	9	4	2	2	3	1	3
Amortization of actuarial loss	37	68	62	6	10	9	16	21	18
Net periodic benefit cost	$29	$73	$80	$33	$39	$32	$68	$68	$67
Other postretirement charges	5	102	—	(8)	3	9	—	6	1
Total pension cost	$34	$175	$80	$25	$42	$41	$68	$74	$68
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.96%	4.14%	4.90%	3.99%	3.57%	4.59%	5.24%	4.32%	5.26%
Long-term rate of return on plan assets	6.80%	7.30%	7.75%	5.50%	5.39%	5.91%	6.80%	7.30%	7.75%
Long-term rate of compensation increase	3.50%	3.50%	4.00%	3.02%	2.80%	2.87%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	7.00%	7.50%	8.00%

Other postretirement charges in 2014 include pension and other benefit enhancements amounting to $5 incurred pursuant to the 2012 Restructuring Program.

Other postretirement charges in 2013 primarily relate to a curtailment charge of $91 resulting from changes to the Company’s defined benefit retirement plans in the U.S. and certain other one-time pension and other retiree benefit enhancements incurred pursuant to the 2012 Restructuring Program.

Other postretirement charges in 2012 primarily relate to the sale of land in Mexico.

The Company made voluntary contributions of $2, $101 and $101 in 2014, 2013 and 2012, respectively, to its U.S. retirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Plans	Other Retiree Benefit Plans
Net actuarial loss	$48	$27
Net transition & prior service cost	11	3

Expected Contributions & Benefit Payments

Management does not expect to make a voluntary contribution to U.S. pension plans for the year ending December 31, 2015. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2015 from the Company’s assets are estimated to be approximately $69. Total benefit payments expected to be paid to participants from plan assets, or directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2015	$139	$63	$42	$244
2016	139	45	43	227
2017	139	55	44	238
2018	139	54	45	238
2019	140	64	46	250
2020-2024	721	646	247	1,614

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2014	2013	2012
United States	$1,094	$1,018	$1,155
International	2,439	2,547	2,719
Total Income before income taxes	$3,533	$3,565	$3,874

The provision for income taxes consists of the following for the three years ended December 31:

	2014	2013	2012
United States	$348	$314	$395
International	846	841	848
Total Provision for income taxes	$1,194	$1,155	$1,243

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2014	2013	2012
Goodwill and intangible assets	$(40)	$(14)	$(7)
Property, plant and equipment	(13)	—	(13)
Pension and other retiree benefits	19	85	(14)
Stock-based compensation	11	10	5
Tax loss and tax credit carryforwards	5	(30)	(39)
Other, net	(19)	(33)	32
Total deferred tax provision	$(37)	$18	$(36)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2014	2013	2012
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	0.4	0.7
Earnings taxed at other than United States statutory rate	(2.3)	(1.4)	(2.6)
Charge for a foreign tax matter (1)	1.9	—	—
Other, net	(1.5)	(1.6)	(1.0)
Effective tax rate	33.8%	32.4%	32.1%
_________

(1)	The charge for a foreign tax matter relates to a notice of an adverse decision in a foreign court regarding a tax position taken in prior years received by the Company in the second quarter of 2014.

The components of deferred tax assets (liabilities) are as follows at December 31:

	2014	2013
Deferred tax liabilities:
Goodwill and intangible assets	$(497)	$(475)
Property, plant and equipment	(380)	(375)
Other	(266)	(237)
	(1,143)	(1,087)
Deferred tax assets:
Pension and other retiree benefits	638	448
Tax loss and tax credit carryforwards	33	28
Accrued liabilities	276	317
Stock-based compensation	119	116
Other	148	95
	1,214	1,004
Net deferred income taxes	$71	$(83)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2014	2013
Deferred taxes included within:
Assets:
Other current assets	$256	$284
Deferred income taxes	76	77
Liabilities:
Deferred income taxes	(261)	(444)
Net deferred income taxes	$71	$(83)

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $4,900 of undistributed earnings of foreign subsidiaries at December 31, 2014. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and currently are not subject to such taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

In addition, net tax expense of $251 in 2014, net tax expense of $116 in 2013, and net tax benefits of $80 in 2012 recorded directly through equity predominantly include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	2014	2013	2012
Unrecognized tax benefits:
Balance, January 1	$199	$212	$176
Increases as a result of tax positions taken during the current year	23	23	34
Decreases of tax positions taken during prior years	(11)	(52)	(6)
Increases of tax positions taken during prior years	32	37	10
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(10)	(22)	(3)
Effect of foreign currency rate movements	(15)	1	1
Balance, December 31	$218	$199	$212

If all of the unrecognized tax benefits for 2014 above were recognized, approximately $195 would impact the effective tax rate. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $4, $5 and $5 of interest expense related to the above unrecognized tax benefits within income tax expense in 2014, 2013 and 2012, respectively. The Company had accrued interest of approximately $24, $24 and $19 as of December 31, 2014, 2013 and 2012, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2009 have been audited by, and settled with, the IRS. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2009. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

	For the Year Ended 2014			For the Year Ended 2013			For the Year Ended 2012
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	2,180	915.1	$2.38	2,241	930.8	$2.41	2,472	952.1	$2.60
Stock options and restricted stock units		9.2			9.1			8.1
Diluted EPS	$2,180	924.3	$2.36	$2,241	939.9	$2.38	$2,472	960.2	$2.57

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

As of December 31, 2014, 2013 and 2012, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 1,729,511, 1,785,032 and 3,504,608, respectively. As of December 31, 2014, 2013 and 2012, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,311, 3,709, and 2,252, respectively.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $201 in 2015, $170 in 2016, $148 in 2017, $138 in 2018, $126 in 2019 and $280 thereafter. Rental expense amounted to $234 in 2014, $232 in 2013 and $228 in 2012. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $774 at December 31, 2014.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $107. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful, further appeals are available within the Brazilian federal courts. The Company intends to challenge these assessments vigorously. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel and other advisors, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts.

In July 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company, as represented by its Brazilian subsidiary, in the 6th. Lower Federal Court in the City of São Paulo, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. The case has been pending since 2002, and the Lower Federal Court has not issued a decision. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the Company should ultimately prevail in this action. The Company intends to challenge this action vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

 In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $66, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company has been disputing the assessment within the internal revenue authority’s administrative appeals process. In November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s most recent appeal. Further appeals are available both at the administrative level and within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

▪
In March 2012, the French competition law authority found that three pet food producers, including the Company’s Hill’s French subsidiary, had violated competition law, for which it imposed a fine of $7 on the Company’s Hill’s French subsidiary for alleged restrictions on exports from France, which the Company contested. In October 2013, the Company’s appeal was denied. The Company is appealing before the French Supreme Court.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sanex Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with another consumer goods company, are jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is seeking indemnification for the $25 fine from Unilever under the Sanex Purchase Agreement. The Company is appealing both fines in the French courts.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Currently, formal claims of violations or statements of objections are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices on the Belgian market. The defendants have initiated preliminary talks with the authority regarding a possible settlement.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra-concentrated laundry detergents. The Company is defending these proceedings. Since the amount of any potential losses from these proceedings currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these proceedings.

The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found. While the Company cannot predict the final financial impact of these competition law issues, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. Since 2008, the Company has challenged and intends to continue to challenge these cases vigorously, and although there can be no assurances, it believes, based on the advice of its legal counsel, that they are without merit and the Company should ultimately prevail. Currently, there are 13 single plaintiff cases pending against the Company in state courts in California, Delaware, Illinois, Maryland, New Jersey and New York and one case pending in federal court in North Carolina. 19 similar cases previously filed against the Company have been dismissed and final judgment entered in favor of the Company. To date, there have been no findings of liability against the Company in any of these cases. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

Some of these cases are currently expected to go to trial in 2015, although the Company may succeed in dismissing or otherwise resolving some or all of them prior to trial. As stated above, while the Company believes, based on the advice of its legal counsel, that it should ultimately prevail, there can be no assurances of the outcome at trial.

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

During the first quarter of 2014, the Venezuelan government enacted several changes to Venezuela’s foreign exchange regime, introducing a multi-tier foreign exchange system creating three exchange rate mechanisms available to convert Venezuelan bolivares to U.S. dollars. Although the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar, the exchange rate for foreign investments moved to the rate available on the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market. The Venezuelan government also introduced an alternative currency market known as SICAD II. The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is the SICAD I rate.

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax losses or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014. The SICAD I rate did not revalue during the fourth quarter of 2014 and remained at 12.00 bolivares per dollar as of December 31, 2014. Included in the net remeasurement losses during 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD I currency market but remained at the official exchange rate which resulted in an impairment in the fair value of the bonds.

CP Venezuela continues to be able to settle certain of its U.S. dollar obligations for imported materials at the official rate of 6.30 bolivares per dollar and records the gains related to such transactions when the funds are authorized by CENCOEX and the liabilities are paid.

During the year ended December 31, 2013, the Company incurred a pretax loss of $172 ($111 aftertax loss or $0.12 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar.

For the year ended December 31, 2014, CP Venezuela represented approximately 3% of the Company’s consolidated Net sales. At December 31, 2014, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD I rate, was $549. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated non-monetary assets were $310 at December 31, 2014 and included $235 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars to fund imports.

Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations, both of which could result in an impairment of the Company’s investment in CP Venezuela. At December 31, 2014, the Company’s total investment in CP Venezuela was $955, which included intercompany payables of CP Venezuela.

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

In 2014, Corporate Operating profit (loss) includes charges of $286 related to the 2012 Restructuring Program, charges of $327 related to the 2014 Venezuela Remeasurements, charges of $41 for European competition law matters and costs of $4 related to the sale of land in Mexico. In 2013, Corporate Operating profit (loss) included charges of $371 related to the 2012 Restructuring Program, a charge of $172 related to the 2013 Venezuela Remeasurement, a charge of $23 for a European competition law matter and costs of $18 related to the sale of land in Mexico. In 2012, Corporate Operating profit (loss) included charges of $89 related to the 2012 Restructuring Program, costs of $24 related to the sale of land in Mexico and costs of $21 associated with various business realignment and other cost-saving initiatives. The various business realignment and other cost-saving initiatives included the integration of Sanex, the right-sizing of the Colombia business and the closing of an oral care facility in Mississauga, Canada and a Hill’s facility in Los Angeles, California. For further information regarding the 2012 Restructuring Program, refer to Note 4, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 14, Venezuela. For further information regarding the European competition law matters, refer to Note 13, Commitments and Contingencies. For further information regarding the sale of land in Mexico, refer to Note 3, Acquisitions and Divestitures.

	2014	2013	2012
Net sales
Oral, Personal and Home Care
North America(1)	$3,124	$3,072	$2,971
Latin America	4,769	5,012	5,032
Europe/South Pacific	3,406	3,396	3,417
Asia	2,515	2,472	2,264
Africa/Eurasia	1,208	1,257	1,241
Total Oral, Personal and Home Care	15,022	15,209	14,925
Pet Nutrition(2)	2,255	2,211	2,160
Total Net sales	$17,277	$17,420	$17,085
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,835, $2,771 and $2,669 in 2014, 2013 and 2012, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,149, $1,116 and $1,052 in 2014, 2013 and 2012, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2014	2013	2012
Operating profit
Oral, Personal and Home Care
North America	$926	$927	$810
Latin America	1,279	1,385	1,454
Europe/South Pacific	877	805	747
Asia	736	698	619
Africa/Eurasia	235	268	267
Total Oral, Personal and Home Care	4,053	4,083	3,897
Pet Nutrition	592	563	589
Corporate	(1,088)	(1,090)	(597)
Total Operating profit	$3,557	$3,556	$3,889

	2014	2013	2012
Capital expenditures
Oral, Personal and Home Care
North America	$136	$54	$43
Latin America	205	235	237
Europe/South Pacific	78	74	71
Asia	147	123	88
Africa/Eurasia	14	11	16
Total Oral, Personal and Home Care	580	497	455
Pet Nutrition	40	45	37
Corporate	137	128	73
Total Capital expenditures	$757	$670	$565

	2014	2013	2012
Depreciation and amortization
Oral, Personal and Home Care
North America	$43	$51	$50
Latin America	93	93	91
Europe/South Pacific	84	85	85
Asia	78	72	70
Africa/Eurasia	10	11	11
Total Oral, Personal and Home Care	308	312	307
Pet Nutrition	52	51	50
Corporate	82	76	68
Total Depreciation and amortization	$442	$439	$425

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2014	2013	2012
Identifiable assets
Oral, Personal and Home Care
North America	$2,326	$2,301	$2,157
Latin America	3,693	4,202	4,288
Europe/South Pacific	3,836	3,978	3,649
Asia	1,903	1,794	1,608
Africa/Eurasia	510	557	561
Total Oral, Personal and Home Care	12,268	12,832	12,263
Pet Nutrition	1,051	1,087	1,045
Corporate(3)	140	66	86
Total Identifiable assets(4)	$13,459	$13,985	$13,394
____________

(3)
In 2014, Corporate identifiable assets primarily consist of derivative instruments (62%) and investments in equity securities (22%).  In 2013, Corporate identifiable assets primarily consist of derivative instruments (32%) and investments in equity securities (41%).  In 2012, Corporate identifiable assets primarily consist of derivative instruments (67%) and investments in equity securities (28%).

(4)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $8,086, $8,248 and $8,066 in 2014, 2013 and 2012, respectively.

16.    Supplemental Income Statement Information

Other (income) expense, net	2014	2013	2012
Amortization of intangible assets	$32	$32	$31
2012 Restructuring Program	195	202	81
Venezuela remeasurement charges	327	172	—
Charges for European competition law matters	41	23	—
Costs related to the sale of land in Mexico	—	3	—
Business realignment and other cost-saving initiatives	—	—	2
Equity (income)	(7)	(5)	(7)
Other, net	(18)	(5)	6
Total Other (income) expense, net	$570	$422	$113

Interest (income) expense, net	2014	2013	2012
Interest incurred	$134	$119	$81
Interest capitalized	(4)	(3)	(1)
Interest income	(106)	(125)	(65)
Total Interest (income) expense, net	$24	$(9)	$15

	2014	2013	2012
Research and development	$277	$267	$259
Advertising	$1,784	$1,891	$1,792

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.     Supplemental Balance Sheet Information

Inventories by major class are as follows:

Inventories	2014	2013
Raw materials and supplies	$349	$340
Work-in-process	55	60
Finished goods	978	1,025
Total Inventories	$1,382	$1,425

Inventories valued under LIFO amounted to $287 and $289 at December 31, 2014 and 2013, respectively. The excess of current cost over LIFO cost at the end of each year was $18 and $37, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2014, 2013 and 2012.

Property, plant and equipment, net	2014	2013
Land	$250	$254
Buildings	1,660	1,625
Manufacturing machinery and equipment	5,220	5,220
Other equipment	1,255	1,231
	8,385	8,330
Accumulated depreciation	(4,305)	(4,247)
Total Property, plant and equipment, net	$4,080	$4,083

Other accruals	2014	2013
Accrued advertising and coupon redemption	$550	$676
Accrued payroll and employee benefits	332	361
Accrued taxes other than income taxes	122	131
Restructuring accrual	114	142
Pension and other retiree benefits	89	94
Accrued interest	28	27
Derivatives	5	11
Other	677	647
Total Other accruals	$1,917	$2,089

Other liabilities	2014	2013
Pension and other retiree benefits	$1,886	$1,387
Restructuring accrual	78	16
Other	259	274
Total Other liabilities	$2,223	$1,677

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.     Supplemental Other Comprehensive Income (Loss) Information

Other Comprehensive Income (Loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2014		2013		2012
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(663)	$(681)	$(188)	$(163)	$18	$(20)
Pension and other benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(580)	(374)	295	189	(317)	(207)
Amortization of net actuarial loss, transition and prior service costs(1)	67	45	111	70	101	62
Curtailment loss - unamortized prior service costs(1)	—	—	91	59	—	—
Retirement Plan and other retiree benefit adjustments	(513)	(329)	497	318	(216)	(145)
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities(2)	(341)	(222)	(113)	(73)	28	18
Reclassification of (gains) losses into net earnings on available- for-sale securities(3)	267	174	133	86	—	—
Gains (losses) on available-for-sale securities	(74)	(48)	20	13	28	18
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	9	6	20	13	13	8
Reclassification of (gains) losses into net earnings on cash flow hedges(4)	(5)	(4)	(17)	(11)	(11)	(7)
Gains (losses) on cash flow hedges	4	2	3	2	2	1
Total Other comprehensive income (loss)	$(1,246)	$(1,056)	$332	$170	$(168)	$(146)
_________

(1)	These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

(2)
For the year ended December 31, 2014, these amounts included pretax net losses of $324 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.

For the year ended December 31, 2013, these amounts included pretax losses of $133 related only to the remeasurement of the bolivar denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

(3)
Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the first and third quarters of 2014 and the devaluation in 2013. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

(4)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2014 and 2013, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,064 and $735, respectively, and cumulative foreign currency translation adjustments of $2,453 and $1,772, respectively. Foreign currency translation adjustments in 2014 primarily reflect losses from the Euro, the Brazilian real, the Mexican peso, and the Swiss franc. In 2013, foreign currency translation adjustments primarily reflect gains from the Mexican peso, the Euro and the Swiss franc, which were offset by losses from the Brazilian real, the Australian dollar and the Argentine peso.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2014
Net sales	$17,277		$4,325		$4,352		$4,379		$4,221
Gross profit	10,109	(1)	2,524	(3)	2,552	(5)	2,558	(7)	2,475	(9)
Net income including noncontrolling interests	2,339	(2)	432	(4)	661	(6)	580	(8)	666	(10)
Net income attributable to Colgate-Palmolive Company	2,180	(2)	388	(4)	622	(6)	542	(8)	628	(10)
Earnings per common share:
Basic	2.38	(2)	0.42	(4)	0.68	(6)	0.59	(8)	0.69	(10)
Diluted	2.36	(2)	0.42	(4)	0.67	(6)	0.59	(8)	0.68	(10)

2013
Net sales	$17,420		$4,315		$4,346		$4,398		$4,361
Gross profit	10,201	(11)	2,515	(13)	2,534	(15)	2,585	(17)	2,567	(19)
Net income including noncontrolling interests	2,410	(12)	506	(14)	604	(16)	699	(18)	601	(20)
Net income attributable to Colgate-Palmolive Company	2,241	(12)	460	(14)	561	(16)	656	(18)	564	(20)
Earnings per common share:
Basic	2.41	(12)	0.49	(14)	0.60	(16)	0.71	(18)	0.61	(20)
Diluted	2.38	(12)	0.48	(14)	0.60	(16)	0.70	(18)	0.60	(20)
____________

Note:
Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)	Gross profit for the full year of 2014 includes $29 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2014 include $208 of aftertax charges related to the 2012 Restructuring Program, $214 of aftertax charges related to the 2014 Venezuela Remeasurements, $41 of charges for European competition law matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(3)	Gross profit for the first quarter of 2014 includes $10 of charges related to the 2012 Restructuring Program and $1 of costs related to the sale of land in Mexico.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2014 include $73 of aftertax charges related to the 2012 Restructuring Program, a $174 aftertax charge related to the 2014 Venezuela Remeasurements and $1 of aftertax costs related to the sale of land in Mexico.

(5)	Gross profit for the second quarter of 2014 includes $6 of charges related to the 2012 Restructuring Program and $2 of costs related to the sale of land in Mexico.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2014 include $53 of aftertax charges related to the 2012 Restructuring Program and $1 of aftertax costs related to the sale of land in Mexico.

(7)	Gross profit for the third quarter of 2014 includes $7 of charges related to the 2012 Restructuring Program and $1 of costs related to the sale of land in Mexico.

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2014 include $41 of aftertax charges related to the 2012 Restructuring Program, a $40 aftertax charge related to

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

the 2014 Venezuela Remeasurements, an $11 charge for a European competition law matter, $1 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(9)	Gross profit for the fourth quarter of 2014 includes $6 of charges related to the 2012 Restructuring Program.

(10)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2014 include $41 of aftertax charges related to the 2012 Restructuring Program and a $30 charge for a European competition law matter.

(11)	Gross profit for the full year of 2013 includes $32 of charges related to the 2012 Restructuring Program and $15 of costs related to the sale of land in Mexico.

(12)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2013 include $278 of aftertax charges related to the 2012 Restructuring Program, a $111 aftertax charge related to the 2013 Venezuela Remeasurement, a $23 charge for a European competition law matter and $12 of aftertax costs related to the sale of land in Mexico.

(13)	Gross profit for the first quarter of 2013 includes $8 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2013 include $52 of aftertax charges related to the 2012 Restructuring Program, a $111 aftertax charge related to the 2013 Venezuela Remeasurement and $3 of aftertax costs related to the sale of land in Mexico.

(15)	Gross profit for the second quarter of 2013 includes $10 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(16)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2013 include $79 of aftertax charges related to the 2012 Restructuring Program, an $18 charge for a European competition law matter and $4 of aftertax costs related to the sale of land in Mexico.

(17)	Gross profit for the third quarter of 2013 includes $8 of charges related to the 2012 Restructuring Program and $3 of costs related to the sale of land in Mexico.

(18)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2013 include $22 of aftertax charges related to the 2012 Restructuring Program and $2 of aftertax costs related to the sale of land in Mexico.

(19)	Gross profit for the fourth quarter of 2013 includes $6 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(20)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2013 include $125 of aftertax charges related to the 2012 Restructuring Program, a $5 charge for a European competition law matter and $3 of aftertax costs related to the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts and estimated returns	$67	$—	$—	$13	$54
Valuation allowance for deferred tax assets	$6	$—	$—	$6	$—

Year Ended December 31, 2013
Allowance for doubtful accounts and estimated returns	$61	$15	$—	$9	$67
Valuation allowance for deferred tax assets	$1	$6	$—	$1	$6

Year Ended December 31, 2012
Allowance for doubtful accounts and estimated returns	$49	$18	$—	$6	$61
Valuation allowance for deferred tax assets	$1	$—	$—	$—	$1

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 52 consecutive years.

Market Price of Common Stock
	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$65.08	$60.17	$59.02	$53.04
June 30	69.43	64.22	62.38	55.87
September 30	69.79	63.40	61.19	57.25
December 31	71.00	63.11	66.26	58.96
Year-end Closing Price	$69.19		$65.21

Dividends Paid Per Common Share

Quarter Ended	2014	2013
March 31	$0.34	$0.31
June 30	0.36	0.34
September 30	0.36	0.34
December 31	0.36	0.34
Total	$1.42	$1.33

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total stockholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2014. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2014, the peer company index consisted of Avon Products, Inc., Beiersdorf AG, The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

20-Year Stock Price Performance Graph

DOLLARS
1,400
1,200
1,000
800
600
400
200
0
1994
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
Colgate
Peer Group
S&P 500

Colgate ■	100	153	317	451	376	380	506	554	683	936	1295
S&P 500 ○	100	169	290	319	219	313	380	252	367	435	655
Peer Group ▲	100	175	293	276	291	381	467	456	546	648	876

COLGATE-PALMOLIVE COMPANY
Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2014		2013		2012		2011		2010		2009	2008		2007		2006		2005
Continuing Operations
Net sales	$17,277		$17,420		$17,085		$16,734		$15,564		$15,327	$15,330		$13,790		$12,238		$11,397
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,180	(1)	2,241	(2)	2,472	(3)	2,431	(4)	2,203	(5)	2,291	1,957	(6)	1,737	(7)	1,353	(8)	1,351	(9)
Per common share, basic	2.38	(1)	2.41	(2)	2.60	(3)	2.49	(4)	2.22	(5)	2.26	1.91	(6)	1.67	(7)	1.29	(8)	1.27	(9)
Per common share, diluted	2.36	(1)	2.38	(2)	2.57	(3)	2.47	(4)	2.16	(5)	2.18	1.83	(6)	1.60	(7)	1.23	(8)	1.21	(9)
Depreciation and amortization expense	442		439		425		421		376		351	348		334		329		329

Financial Position
Current ratio	1.2		1.1		1.2		1.2		1.0		1.1	1.3		1.1		1.0		1.0
Property, plant and equipment, net	4,080		4,083		3,842		3,668		3,693		3,516	3,119		3,015		2,696		2,544
Capital expenditures	757		670		565		537		550		575	684		583		476		389
Total assets	13,459		13,985		13,394		12,724		11,172		11,134	9,979		10,112		9,138		8,507
Long-term debt	5,644		4,749		4,926		4,430		2,815		2,821	3,585		3,222		2,720		2,918
Colgate-Palmolive Company shareholders’ equity	1,145		2,305		2,189		2,375		2,675		3,116	1,923		2,286		1,411		1,350

Share and Other
Book value per common share	1.55		2.79		2.60		2.71		2.95		3.26	2.04		2.37		1.51		1.44
Cash dividends declared and paid per common share	1.42		1.33		1.22		1.14		1.02		0.86	0.78		0.70		0.63		0.56
Closing price	69.19		65.21		52.27		46.20		40.19		41.08	34.27		38.98		32.62		27.43
Number of common shares outstanding (in millions)	906.7		919.9		935.8		960.0		989.8		988.4	1,002.8		1,018.0		1,025.4		1,032.4
Number of common shareholders of record	25,400		26,900		27,600		28,900		29,900		30,600	31,400		32,200		33,400		35,000
Number of employees	37,700		37,400		37,700		38,600		39,200		38,100	36,600		36,000		34,700		35,800
____________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2014 include $208 of aftertax charges related to the 2012 Restructuring Program, $214 of aftertax charges related to the 2014 Venezuela Remeasurements, $41 of charges for European competition law matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(2)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of aftertax charges related to the 2012 Restructuring Program, a $111 aftertax charge related to the 2013 Venezuela Remeasurement, a $23 charge for European competition law matter and $12 of aftertax costs related to the sale of land in Mexico.

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

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2014

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

b)
Form of Nonqualified Stock Option Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference exhibit 10-A b) to its Annual Report on Form 10-K for the year ended December 31, 2013.)

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference exhibit 10-A c) to its Annual Report on Form 10-K for the year ended December 31, 2013.)

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

d)
Amendment, dated as of December 31, 2013, to the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan. (Registrant hereby incorporates by reference exhibit 10-C d) to its Annual Report on Form 10-K for the year ended December 31, 2013.)

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

Exhibit No.	Description

	b)	Amendment No. 1 to the Credit Agreement dated as of October 17, 2014, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Banks party thereto. **

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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

__________

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