Form 10-Q
period 2015-03-31
COLGATE PALMOLIVE CO
filed 2015-04-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	904,569,917	March 31, 2015

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$4,070	$4,325
Cost of sales	1,678	1,801
Gross profit	2,392	2,524
Selling, general and administrative expenses	1,450	1,544
Other (income) expense, net	82	346
Operating profit	860	634
Interest (income) expense, net	8	7
Income before income taxes	852	627
Provision for income taxes	269	195
Net income including noncontrolling interests	583	432
Less: Net income attributable to noncontrolling interests	41	44
Net income attributable to Colgate-Palmolive Company	$542	$388

Earnings per common share, basic	$0.60	$0.42

Earnings per common share, diluted	$0.59	$0.42

Dividends declared per common share *	$0.74	$0.70

* Two dividends were declared in each period.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income including noncontrolling interests	$583	$432
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(351)	(44)
Retirement plans and other retiree benefit adjustments	13	13
Gains (losses) on available-for-sale securities	(1)	(56)
Gains (losses) on cash flow hedges	—	—
Total Other comprehensive income (loss), net of tax	(339)	(87)
Total Comprehensive income including noncontrolling interests	244	345
Less: Net income attributable to noncontrolling interests	41	44
Less: Cumulative translation adjustments attributable to noncontrolling interests	1	(1)
Total Comprehensive income attributable to noncontrolling interests	42	43
Total Comprehensive income attributable to Colgate-Palmolive Company	$202	$302

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$859	$1,089
Receivables (net of allowances of $58 and $54, respectively)	1,611	1,552
Inventories	1,350	1,382
Other current assets	880	840
Total current assets	4,700	4,863
Property, plant and equipment:
Cost	8,212	8,385
Less: Accumulated depreciation	(4,244)	(4,305)
	3,968	4,080
Goodwill	2,186	2,307
Other intangible assets, net	1,356	1,413
Deferred income taxes	79	76
Other assets	867	720
Total assets	$13,156	$13,459
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$18	$16
Current portion of long-term debt	488	488
Accounts payable	1,167	1,231
Accrued income taxes	417	294
Other accruals	2,233	1,917
Total current liabilities	4,323	3,946
Long-term debt	5,622	5,644
Deferred income taxes	233	261
Other liabilities	2,239	2,223
Total liabilities	12,417	12,074
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,272	1,236
Retained earnings	18,704	18,832
Accumulated other comprehensive income (loss)	(3,847)	(3,507)
Unearned compensation	(13)	(20)
Treasury stock, at cost	(17,122)	(16,862)
Total Colgate-Palmolive Company shareholders’ equity	460	1,145
Noncontrolling interests	279	240
Total shareholders’ equity	739	1,385
Total liabilities and shareholders’ equity	$13,156	$13,459

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income including noncontrolling interests	$583	$432
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	114	108
Restructuring and termination benefits, net of cash	57	45
Venezuela remeasurement charges	—	266
Stock-based compensation expense	32	34
Deferred income taxes	(22)	(21)
Cash effects of changes in:
Receivables	(150)	(77)
Inventories	(23)	(67)
Accounts payable and other accruals	111	100
Other non-current assets and liabilities	25	—
Net cash provided by operations	727	820
Investing Activities
Capital expenditures	(122)	(168)
Purchases of marketable securities and investments	(252)	(151)
Proceeds from sale of marketable securities and investments	110	74
Payment for acquisitions, net of cash acquired	—	(25)
Other	7	21
Net cash used in investing activities	(257)	(249)
Financing Activities
Principal payments on debt	(2,171)	(1,938)
Proceeds from issuance of debt	2,105	2,960
Dividends paid	(329)	(316)
Purchases of treasury shares	(374)	(453)
Proceeds from exercise of stock options and excess tax benefits	128	50
Net cash (used in) provided by financing activities	(641)	303
Effect of exchange rate changes on Cash and cash equivalents	(59)	(41)
Net (decrease) increase in Cash and cash equivalents	(230)	833
Cash and cash equivalents at beginning of the period	1,089	962
Cash and cash equivalents at end of the period	$859	$1,795
Supplemental Cash Flow Information
Income taxes paid	$164	$171

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

For a complete set of financial statement notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On February 18, 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09 “Revenue from Contracts with Customers” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is currently effective for the Company beginning January 1, 2017, with no early adoption permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

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

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties subsequently amended that agreement to extend the closing date and are in the process of negotiating an additional amendment. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 19, 2015. While these conditions are not expected to be fully satisfied by May 19, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that the transfer of the property is still likely to occur in 2015. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended March 31, 2015 and 2014, the Company recorded $0 and $1 of pretax costs ($0 and $1 of aftertax costs), respectively, related to the sale.

5.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors approved an expansion of the Global Growth and Efficiency Program (as expanded, the “2012 Restructuring Program”) to take advantage of additional savings opportunities.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three months ended March 31, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2015	2014
Cost of sales	$4	$10
Selling, general and administrative expenses	18	17
Other (income) expense, net	78	75
Total 2012 Restructuring Program charges, pretax	$100	$102

Total 2012 Restructuring Program charges, aftertax	$67	$73

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

			Program-to-date
	Three Months Ended March 31,		Accumulated Charges
	2015	2014
North America	18%	9%	11%
Latin America	—%	4%	3%
Europe/South Pacific	7%	21%	25%
Asia	—%	—%	1%
Africa/Eurasia	3%	2%	5%
Hill’s Pet Nutrition	4%	8%	8%
Corporate	68%	56%	47%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $846 ($623 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2015
Employee-Related Costs	$330
Incremental Depreciation	57
Asset Impairments	2
Other	457
Total	$846

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the extension of shared business services and streamlining of global functions; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the closing of the Morristown, New Jersey personal care facility.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended March 31, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	35	6	—	59	100
Cash payments	(15)	—	—	(26)	(41)
Charges against assets	(8)	(6)	—	—	(14)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at March 31, 2015	$92	$—	$—	$139	$231

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $8 for the three months ended March 31, 2015, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $12 and contract termination costs and charges resulting directly from exit activities of $3 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2015 are other exit costs of $44 related to the consolidation of facilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Inventories

Inventories by major class are as follows:

	March 31, 2015	December 31, 2014
Raw materials and supplies	$323	$349
Work-in-process	56	55
Finished goods	971	978
Total Inventories	$1,350	$1,382

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2015 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					542		41
Other comprehensive income (loss), net of tax						(340)	1
Dividends					(670)		(3)
Stock-based compensation expense		32
Shares issued for stock options		32		85
Shares issued for restricted stock awards		(29)		29
Treasury stock acquired				(374)
Other		1	7
Balance, March 31, 2015	$1,466	$1,272	$(13)	$(17,122)	$18,704	$(3,847)	$279

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,805 and $2,453 at March 31, 2015 and December 31, 2014, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,051 and $1,064 at March 31, 2015 and December 31, 2014, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	March 31, 2015			March 31, 2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$542	907.7	$0.60	$388	919.5	$0.42
Stock options and restricted stock units		8.6			9.1
Diluted EPS	$542	916.3	$0.59	$388	928.6	$0.42

For the three months ended March 31, 2015 and 2014, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,566,993 and 3,374,995, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2015 and 2014 were as follows:

	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(340)	$(352)	$(39)	$(43)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(1)	(1)	3	2
Amortization of net actuarial loss, transition and prior service costs (1)	22	14	14	11
Retirement plans and other retiree benefits adjustments	21	13	17	13
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(1)	(1)	(298)	(194)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	—	—	211	138
Gains (losses) on available-for-sale securities	(1)	(1)	(87)	(56)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	6	4	2	1
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(6)	(4)	(3)	(1)
Gains (losses) on cash flow hedges	—	—	(1)	—
Total Other comprehensive income (loss)	$(320)	$(340)	$(110)	$(86)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2015 and 2014 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$5	$5	$4	$3
Interest cost	25	25	8	9	11	10
Expected return on plan assets	(29)	(27)	(8)	(7)	(1)	—
Amortization of transition and prior service costs (credits)	—	—	—	1	—	—
Amortization of actuarial loss (gain)	12	8	3	1	7	4
Net periodic benefit cost	$8	$6	$8	$9	$21	$17

For the three months ended March 31, 2015 and March 31, 2014, the Company did not make any voluntary contributions to its U.S. postretirement plans.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $90. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail on appeal, if necessary, in the Brazilian federal courts. The Company intends to challenge these assessments vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $55, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company has been disputing the assessment within the internal revenue authority’s administrative appeals process. In November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s most recent appeal. Further appeals are available both at the administrative level and within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations, and in some cases fines, by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

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

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sanex Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine under the Sanex Purchase Agreement and is seeking indemnification from Unilever. The Company is appealing both fines in the French courts.

Currently, formal claims of violations or statements of objections are pending against the Company as follows:

▪
In October 2012, the Belgian competition law authority alleged that 11 branded goods companies, including the Company’s Belgian subsidiary, assisted retailers to coordinate their retail prices in the Belgian market. The defendants have initiated preliminary talks with the authority regarding a possible settlement.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

Since December 31, 2014, the following matter has been resolved:

▪	In March 2015, the French Supreme Court confirmed the French competition law authority’s March 2012 fine of the Company’s Hill’s French subsidiary in the amount of $7.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. The Company is challenging these cases vigorously. Nineteen cases filed against the Company have been dismissed and had final judgment entered in favor of the Company. In April 2015, an agreement in principle was reached to settle four individual cases following a trial and jury verdict in one of the cases in California against the Company and others. The amount of the settlement in principle is not material to the Company’s results of operations for the quarter ended March 31, 2015.

There are 13 additional individual cases pending against the Company in state courts in Illinois, Maryland, New Jersey, New York and South Carolina. Some of these cases are expected to go to trial in 2015, although the Company may succeed in dismissing or otherwise resolving them. While the Company and its legal counsel believe these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these additional cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock unit awards, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net sales
Oral, Personal and Home Care
North America	$789	$785
Latin America	1,087	1,152
Europe/South Pacific	741	865
Asia	661	672
Africa/Eurasia	254	298
Total Oral, Personal and Home Care	3,532	3,772
Pet Nutrition	538	553
Total Net sales	$4,070	$4,325

Operating profit
Oral, Personal and Home Care
North America	$218	$216
Latin America	308	290
Europe/South Pacific	184	217
Asia	193	193
Africa/Eurasia	39	59
Total Oral, Personal and Home Care	942	975
Pet Nutrition	147	144
Corporate	(229)	(485)
Total Operating profit	$860	$634

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

For the three months ended March 31, 2015, Corporate Operating profit (loss) includes charges of $100 related to the 2012 Restructuring Program. For the three months ended March 31, 2014, Corporate Operating profit (loss) included charges of $102 related to the 2012 Restructuring Program, a charge of $266 related to the 2014 Venezuela Remeasurements and costs of $1 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 14, Venezuela. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures.

13.	Fair Value Measurements and Financial Instruments

The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. The Company is exposed to the risk of credit loss in the event of nonperformance by counterparties to financial instrument contracts; however, nonperformance is considered unlikely and any nonperformance is unlikely to be material as it is the Company’s policy to contract only with diverse, credit-worthy counterparties based upon both strong credit ratings and other credit considerations.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2015 and December 31, 2014:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/15	12/31/14		3/31/15	12/31/14
Interest rate swap contracts	Other current assets	$1	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	16	12	Other liabilities	—	2
Foreign currency contracts	Other current assets	36	21	Other accruals	18	4
Foreign currency contracts	Other assets	121	60	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	1	1
Total designated		$174	$94		$19	$7

Derivatives not designated
Foreign currency contracts	Other assets	$13	$8	Other liabilities	$—	$—
Total not designated		$13	$8		$—	$—

Total derivative instruments		$187	$102		$19	$7

Other financial instruments
Marketable securities	Other current assets	$250	$200
Available-for-sale securities	Other assets	398	322
Note receivable	Other current assets	42	42
Total other financial instruments		$690	$564

The carrying amount of cash, cash equivalents, accounts receivable, a note receivable and short-term debt approximated fair value as of March 31, 2015 and December 31, 2014. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2015 and December 31, 2014, was $6,463 and $6,346, respectively, and the related carrying value was $6,110 and $6,132, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three months ended March 31, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$1,213	$1,438	$2,651	$681	$1,688	$2,369
Three months ended March 31:
Gain (loss) on derivative	2	6	8	2	(10)	(8)
Gain (loss) on hedged items	(2)	(6)	(8)	(2)	10	8

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended March 31, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$595	$12	$607	$401	$15	$416
Three months ended March 31:
Gain (loss) recognized in OCI	7	(1)	6	—	2	2
Gain (loss) reclassified into Cost of sales	7	(1)	6	2	1	3

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is expected to be recognized in Cost of sales within the next twelve months.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net Investment Hedges

The Company has designated certain foreign currency forward and option contracts and certain foreign currency-denominated debt as net investment hedges, for which the gain or loss on the instrument is reported as a component of Cumulative translation adjustments within OCI, along with the offsetting gain or loss on the hedged items.

Activity related to net investment hedges recorded during the three months ended March 31, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$768	$273	$1,041	$680	$256	$936
Three months ended March 31:
Gain (loss) on instruments	62	27	89	—	1	1
Gain (loss) on hedged items	(62)	(27)	(89)	1	(1)	—

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to this contract during the three months ended March 31, 2015 and 2014 was as follows:

	2015	2014
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$102	$96
Three months ended March 31:
Gain (loss) on instrument	5	(1)
Gain (loss) on hedged item	(5)	1

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities and a fixed interest rate note receivable. Marketable securities consist of bank deposits of $217 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $33. The long-term portion of these bonds in the amount of $398 is included in Other assets.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of March 31, 2015, the fair market value of U.S. dollar-linked devaluation-protected bonds and bolivar denominated fixed interest rate bonds was $72 and $359, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $398 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the three months ended March 31, 2015 and 2014:

	2015	2014
Beginning balance as of January 1,	$399	$685
Unrealized gain (loss) on investment	(1)	(298)
Purchases and sales during the period	33	54
Ending balance as of March 31,	$431	$441

Unrealized loss on investment for the three months ended March 31, 2014 consisted primarily of a charge of $276 related to the remeasurement of the bolivar denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluation in the first quarter of 2014.

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

In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remains at 6.30 bolivares per dollar and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, is unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants.

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. During the quarter ended March 31, 2015, the SICAD rate did not revalue, remaining at 12.00 bolivares per dollar as of March 31, 2015.

During the quarter ended March 31, 2014, the Company incurred pretax losses of $266 ($174 aftertax losses, or $0.19 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate. Included in the remeasurement losses were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD currency market but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials and the gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid.

Although the SIMADI market was accessible to CP Venezuela, it did not participate in the market through March 31, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited and the exchange rate at March 31, 2015 was 192.95 bolivares per dollar.

For the three months ended March 31, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At March 31, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $589. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s local currency-denominated net non-monetary assets were $302 at March 31, 2015 and included $234 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports.

Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations, both of which could result in an impairment of the Company’s investment in CP Venezuela. At March 31, 2015, the Company’s total investment in CP Venezuela was $987, which included intercompany payables of CP Venezuela.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

With approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations in 2010 and 2013 and the effective devaluations in 2014, high inflation and the decline in the price of oil, and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. In addition, at times, the Company’s production in Venezuela has also been negatively impacted by labor issues within the country. Price controls, which became effective in April 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and restrict the Company’s ability to implement price increases without government approval, which has limited the Company’s ability to offset the effects of continuing high inflation and the impact of currency devaluations. In addition, during the first quarter of 2014, the Venezuelan government issued a new Law on Fair Pricing, establishing a maximum profit margin of 30% for products and services. The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions.

In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remains at 6.30 bolivares per dollar and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, is unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants.

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. During the quarter ended March 31, 2015, the SICAD rate did not revalue, remaining at 12.00 bolivares per dollar as of March 31, 2015.

There continue to be ongoing impacts primarily related to the translation of the local financial statements and, to a lesser degree, the import of materials at the SICAD exchange rate as most imports still qualify for the official rate. Because the SICAD market is auction-based and auctions are held periodically during the year, the exchange rate available through SICAD may vary throughout the year which would cause additional remeasurements of CP Venezuela’s local currency-denominated net monetary assets and further impact CP Venezuela’s ongoing results.

Although the SIMADI market was accessible to CP Venezuela, it did not participate in the market through March 31, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited and the exchange rate at March 31, 2015 was 192.95 bolivares per dollar.

During the quarter ended March 31, 2014, the Company incurred pretax losses of $266 ($174 aftertax losses, or $0.19 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate. Included in the remeasurement losses were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD currency market but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds. The net remeasurement losses incurred in the quarter ended March 31, 2014 are referred to as the “2014 Venezuela Remeasurements.”

During the third quarter of 2014, the Venezuelan government approved price increases for the majority of CP Venezuela’s product portfolio, which were implemented in the fourth quarter of 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials and the gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid. However, CP Venezuela’s supply of U.S. dollars to fund imports has been limited and sporadic. CP Venezuela was invited to participate in the SICAD currency market during the second and fourth quarters of 2014 and received less than $1 in each of those quarters at rates of 10.50 bolivares per dollar and 12.00 bolivares per dollar, respectively. No SICAD auctions were held during the first quarter of 2015. CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. Additionally, the decline in the price of oil may result in reduced availability of U.S. dollars in Venezuela to fund CP Venezuela’s imports. If CP Venezuela is unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods and instead needs to access the SIMADI market, it could significantly impact the Company’s operations in Venezuela.

For the three months ended March 31, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales and approximately 3% of the Company’s consolidated Operating profit excluding charges related to the 2012 Restructuring Program. At March 31, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $589. This amount includes the devaluation-protected bonds issued by the Venezuelan government. If the Company had to use the SIMADI rate to remeasure CP Venezuela’s local currency-denominated net monetary asset position at March 31, 2015, which could occur if CP Venezuela were unable to continue to obtain sufficient U.S. dollars from CENCOEX or SICAD to fund its requirements for imported goods, the Company would have incurred a remeasurement loss related to CP Venezuela’s local currency-denominated net monetary assets of approximately $500 ($321 aftertax loss, or $0.35 per diluted common share). CP Venezuela’s local currency-denominated net non-monetary assets were $302 at March 31, 2015 and included $234 of fixed assets that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations, both of which could result in an impairment of the Company’s investment in CP Venezuela. At March 31, 2015, the Company’s total investment in CP Venezuela was $987, which included intercompany payables of CP Venezuela. The Company continues to actively manage its investment in and limit its exposure to Venezuela.

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help the Company ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the Global Growth and Efficiency Program (as expanded, the “2012 Restructuring Program”). The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

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

In the first quarter of 2015, the Company incurred aftertax costs of $67 associated with the 2012 Restructuring Program.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties subsequently amended that agreement to extend the closing date and are in the process of negotiating an additional amendment. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 19, 2015. While these conditions are not expected to be fully satisfied by May 19, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that the transfer of the property is still likely to occur in 2015. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Net Sales

Worldwide Net sales were $4,070 in the first quarter of 2015, down 6.0% from the first quarter of 2014, as volume growth of 1.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 10.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 4.0% in the first quarter of 2015.

Net sales in the Oral, Personal and Home Care product segment were $3,532 in the first quarter of 2015, down 6.5% from the first quarter of 2014, as volume growth of 1.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 10.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.0% in the first quarter of 2015.

The increase in organic sales in the first quarter of 2015 versus the first quarter of 2014 was driven by an increase in Oral Care organic sales with the toothpaste and the manual toothbrush categories contributing to growth. Personal Care and Home Care also contributed to organic sales growth. The increase in Personal Care organic sales was due to strong growth in the bar soap and the shower gel categories. Home Care organic sales growth was driven by gains in the fabric softener category.

The Company’s share of the global toothpaste market was 45.2% on a year-to-date basis, up 0.7% from the year ago period, and its share of the global manual toothbrush market was 33.8% on a year-to-date basis, up 0.3% from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America, Europe/South Pacific and Africa/Eurasia and down in Asia versus the comparable 2014 period. In the manual toothbrush category, year-to-date market shares were up in North America and Europe/South Pacific and down in Latin America, Asia and Africa/Eurasia versus the comparable 2014 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition decreased 2.5% in the first quarter of 2015 to $538, as volume growth of 2.0% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 8.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the first quarter of 2015.

The increase in organic sales in the first quarter of 2015 versus the first quarter of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 5% to $2,392 in the first quarter of 2015 from $2,524 in the first quarter of 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in the first quarter of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Gross profit decreased to $2,396 in the first quarter of 2015 from $2,535 in the first quarter of 2014, primarily due to lower sales ($150), as the growth in organic sales was more than offset by the impact of negative foreign exchange, partially offset by higher Gross profit margin ($11).

Worldwide Gross profit margin increased to 58.8% in the first quarter of 2015 from 58.4% in the first quarter of 2014.  Excluding the items described above in both periods as applicable, Gross profit margin increased by 30 bps to 58.9% in the first quarter of 2015 from 58.6% in the first quarter of 2014, as higher pricing (100 bps) and cost savings from the Company’s funding-the-growth initiatives (160 bps) and the 2012 Restructuring Program (10 bps) more than offset higher raw and packaging material costs (230 bps), driven by significant foreign exchange transaction costs.

	Three Months Ended March 31,
	2015	2014
Gross profit, GAAP	$2,392	$2,524
2012 Restructuring Program	4	10
Costs related to the sale of land in Mexico	—	1
Gross profit, non-GAAP	$2,396	$2,535

	Three Months Ended March 31,
	2015	2014	Basis Point Change
Gross profit margin, GAAP	58.8%	58.4%	40
2012 Restructuring Program	0.1	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.9%	58.6%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 6% to $1,450 in the first quarter of 2015 from $1,544 in the first quarter of 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $1,432 in the first quarter of 2015 from $1,527 in the first quarter of 2014, reflecting decreased advertising investment ($48) and lower overhead expenses ($47).

Selling, general and administrative expenses as a percentage of Net sales decreased to 35.6% in the first quarter of 2015 from 35.7% in the first quarter of 2014. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 35.2% in the first quarter of 2015, a decrease of 10 bps as compared to the first quarter of 2014. This decrease was a result of decreased advertising investment (50 bps), partially offset by higher overhead expenses (40 bps), both as a percentage of Net sales. In the first quarter of 2015, advertising investment decreased 10.0% to $430, as compared with $478 in the first quarter of 2014, and decreased as a percentage of Net sales to 10.6% in the first quarter of 2015 from 11.1% in the first quarter of 2014.

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses, GAAP	$1,450	$1,544
2012 Restructuring Program	(18)	(17)
Selling, general and administrative expenses, non-GAAP	$1,432	$1,527

	Three Months Ended March 31,
	2015	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.6%	35.7%	(10)
2012 Restructuring Program	(0.4)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.2%	35.3%	(10)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $82 in the first quarter of 2015, as compared to $346 in the first quarter of 2014. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program. Other (income) expense, net in the first quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements. Excluding these charges in both periods as applicable, Other (income) expense, net was $4 in the first quarter of 2015, as compared to $5 in the first quarter of 2014.

	Three Months Ended March 31,
	2015	2014
Other (income) expense, net, GAAP	$82	$346
2012 Restructuring Program	(78)	(75)
Venezuela remeasurement charges	—	(266)
Other (income) expense, net, non-GAAP	$4	$5

Operating Profit

Operating profit increased 36% to $860 in the first quarter of 2015 from $634 in the first quarter of 2014. Operating profit in both periods included charges related to the 2012 Restructuring Program. Operating profit in the first quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements and costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Operating profit decreased 4% to $960 in the first quarter of 2015 from $1,003 in the first quarter of 2014, primarily due to lower Gross profit, which was partially offset by the decrease in Selling, general and administrative expenses.

Operating profit margin was 21.1% in the first quarter of 2015, an increase of 640 bps compared to 14.7% in the first quarter of 2014. Excluding the items described above in both periods as applicable, Operating profit margin increased 40 bps to 23.6% in the first quarter of 2015 as compared to 23.2% in the first quarter of 2014. This increase in Operating profit margin was due to an increase in Gross profit margin (30 bps) and a decrease in Selling, general and administrative expenses as a percentage of Net sales (10 bps).

	Three Months Ended March 31,
	2015	2014	% Change
Operating profit, GAAP	$860	$634	36%
2012 Restructuring Program	100	102
Venezuela remeasurement charges	—	266
Costs related to the sale of land in Mexico	—	1
Operating profit, non-GAAP	$960	$1,003	(4)%

	Three Months Ended March 31,
	2015	2014	Basis Point Change
Operating profit margin, GAAP	21.1%	14.7%	640
2012 Restructuring Program	2.5	2.3
Venezuela remeasurement charges	—	6.2
Operating profit margin, non-GAAP	23.6%	23.2%	40

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $8 in the first quarter of 2015 as compared to $7 in the first quarter of 2014, primarily due to lower interest income on investments held outside the United States.

Income taxes

The effective tax rate was 31.6% for the first quarter of 2015 as compared to 31.1% for the first quarter of 2014. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.5%, compared to 31.7% in the first quarter of 2014. As reflected in the table below, the non-GAAP effective income tax rate was 31.5% for the three-month period ended March 31, 2015 as compared to 31.7% in the comparable period of 2014.

	Three Months Ended
	March 31,
	2015	2014
Effective tax rate, GAAP	31.6%	31.1%
2012 Restructuring Program	(0.1)	(0.4)
Venezuela remeasurement charges	—	1.0
Costs related to the sale of land in Mexico	—	—
Effective tax rate, non-GAAP	31.5%	31.7%

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2015 increased to $542 from $388 in the first quarter of 2014, and Earnings per common share on a diluted basis increased to $0.59 per share in the first quarter of 2015 from $0.42 per share in the first quarter of 2014. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the first quarter of 2014 also included a charge related to the 2014 Venezuela Remeasurements and costs related to the sale of land in Mexico.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2015 decreased 4% to $609 and Earnings per common share on a diluted basis decreased 3% to $0.66.

	Three Months Ended March 31,
	2015	2014	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$542	$388	40%
2012 Restructuring Program	67	73
Venezuela remeasurement charges	—	174
Costs related to the sale of land in Mexico	—	1
Net income attributable to Colgate-Palmolive Company, non-GAAP	$609	$636	(4)%

	Three Months Ended March 31,
	2015	2014	% Change
Earnings per common share, diluted, GAAP	$0.59	$0.42	40%
2012 Restructuring Program	0.07	0.07
Venezuela remeasurement charges	—	0.19
Earnings per common share, diluted, non-GAAP	$0.66	$0.68	(3)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$789	$785	0.5%
Operating profit	$218	$216	1%
% of Net sales	27.6%	27.5%	10	bps

Net sales in North America increased 0.5% in the first quarter of 2015 to $789, driven by net selling price increases of 1.5%, as volume was flat and foreign exchange was negative 1%. Organic sales in North America increased 1.5% in the first quarter of 2015.

The increase in organic sales in North America in the first quarter of 2015 versus the first quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste category.

Operating profit in North America increased 1% in the first quarter of 2015 to $218, or 10 bps to 27.6% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (10 bps) and a decrease in Selling, general and administrative expenses (70 bps), partially offset by an increase in Other (income) expense, net (70 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and higher pricing, which more than offset higher costs (180 bps), primarily due to higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (70 bps) due to the timing of new product launches. This increase in Other (income) expense, net was due to higher intercompany expense from purchases of inventory from the Latin America reportable operating segment.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$1,087	$1,152	(5.5)%
Operating profit	$308	$290	6%
% of Net sales	28.3%	25.2%	310	bps

Net sales in Latin America decreased 5.5% to $1,087 in the first quarter of 2015. Volume growth of 1.5% and net selling price increases of 8.0% were more than offset by negative foreign exchange of 15.0%. Acquisitions contributed 0.5% to volume. Organic sales in Latin America increased 9.0% in the first quarter of 2015. Volume gains were led by Mexico, Ecuador and Central America and were partially offset by volume declines in Brazil and Venezuela.

The increase in organic sales in Latin America in the first quarter of 2015 versus the first quarter of 2014 was due to an increase in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales in the toothpaste category. Personal Care organic sales growth was driven by gains in the bar soap and the underarm protection categories. Home Care organic sales growth was due to strong organic sales in the fabric softener category.

Operating profit in Latin America increased 6% in the first quarter of 2015 to $308, or 310 bps to 28.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (150 bps), a decrease in Selling, general and administrative expenses (70 bps) and a decrease in Other (income) expense, net (90 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (130 bps) and the 2012 Restructuring Program (20 bps) and higher pricing, which more than offset higher costs (400 bps), primarily due to higher raw and packaging material costs, driven by foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (20 bps) and decreased advertising investment (50 bps), reflecting a shift from advertising investment to in-store promotional activities. This decrease in Other (income) expense, net was primarily due to higher intercompany income from sales of inventory to the North America reportable operating segment.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$741	$865	(14.5)%
Operating profit	$184	$217	(15)%
% of Net sales	24.8%	25.1%	(30)	bps

Net sales in Europe/South Pacific decreased 14.5% in the first quarter of 2015 to $741. Volume growth of 5.0% was more than offset by net selling price decreases of 4.5% due to increased promotional activities and negative foreign exchange of 15.0%. Divestments decreased volume by 0.5%. Organic sales in Europe/South Pacific increased 1.0% in the first quarter of 2015. Volume gains were led by the United Kingdom, Australia and Germany.

The increase in organic sales in Europe/South Pacific in the first quarter of 2015 versus the first quarter of 2014 was driven by Personal Care with strong organic sales growth in the shower gel and the underarm protection categories.

Operating profit in Europe/South Pacific decreased 15% in the first quarter of 2015 to $184, or 30 bps to 24.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses as a percentage of Net sales (20 bps). Gross profit as a percentage of Net sales was even with the first quarter of 2014, as cost savings from the Company’s funding-the-growth initiatives (260 bps) and the 2012 Restructuring Program (50 bps) fully offset higher raw and packaging material costs (180 bps), driven by foreign exchange transaction costs, and the impact of lower pricing due to increased promotional activities. This increase in Selling, general and administrative expenses was due to higher overhead expenses (10 bps) and increased advertising investment (10 bps).

Asia

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$661	$672	(1.5)%
Operating profit	$193	$193	—%
% of Net sales	29.2%	28.7%	50	bps

Net sales in Asia decreased 1.5% in the first quarter of 2015 to $661. Volume growth of 1.0% was more than offset by net selling price decreases of 1.0% due to increased promotional activities and negative foreign exchange of 1.5%. Acquisitions contributed 0.5% to volume. Organic sales in Asia decreased 0.5% in the first quarter of 2015. Volume gains in India, the Philippines and Thailand were partially offset by volume declines in the Greater China region.

The decrease in organic sales in the first quarter of 2015 versus the first quarter of 2014 was due to a decline in organic sales in the Oral Care category, which was partially offset by higher organic sales in the Personal Care category. The decrease in Oral Care organic sales was due to a decline in the toothpaste category, partially offset by an increase in the manual toothbrush category. The increase in Personal Care organic sales was driven by gains in the shampoo category.

Operating profit in Asia was $193 in the first quarter of 2015, even with the first quarter of 2014, while as a percentage of Net sales, it increased 50 bps to 29.2%. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (100 bps), which was partially offset by a decrease in Gross profit (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (130 bps), which included foreign exchange transaction costs, and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (20 bps) and decreased advertising investment (80 bps), the latter due to the timing of new product launches and a shift from advertising investment to in-store promotional activities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$254	$298	(15.0)%
Operating profit	$39	$59	(34)%
% of Net sales	15.4%	19.8%	(440)	bps

Net sales in Africa/Eurasia decreased 15.0% in the first quarter of 2015 to $254. Volume growth of 0.5% and net selling price increases of 7.5% were more than offset by negative foreign exchange of 23.0%. Organic sales in Africa/Eurasia grew 8.0% in the first quarter of 2015. Volume gains were led by the Sub-Saharan Africa region and South Africa and were partially offset by volume declines in the Central Asia/Caucasus region.

The increase in organic sales in the first quarter of 2015 versus the first quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste and the manual toothbrush categories. Personal Care and Home Care also contributed to organic sales growth with gains in the bar soap and the fabric softener categories, respectively.

Operating profit in Africa/Eurasia decreased 34% in the first quarter of 2015 to $39, or 440 bps to 15.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (290 bps) and an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (680 bps), driven by higher foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (230 bps), partially offset by decreased advertising investment (130 bps).

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$538	$553	(2.5)%
Operating profit	$147	$144	2%
% of Net sales	27.3%	26.0%	130	bps

Net sales for Hill’s Pet Nutrition decreased 2.5% in the first quarter of 2015 to $538. Volume growth of 2.0% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 8.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the first quarter of 2015. Volume gains were led by the United States and Australia and were partially offset by volume declines in Japan. The volume declines in Japan were due to the timing of customer shipments in the first quarter of 2014.

The increase in organic sales in the first quarter of 2015 versus the first quarter of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Operating profit in Hill’s Pet Nutrition increased 2% in the first quarter of 2015 to $147, or 130 bps to 27.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (100 bps) and a decrease in Selling, general and administrative expenses (110 bps), partially offset by an increase in Other (income) expense, net (80 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, which more than offset higher raw and packaging material costs (140 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (50 bps) and decreased advertising investment (60 bps). This increase in Other (income) expense, net was in part due to the expiration of a foreign sales tax exemption.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended March 31,
	2015	2014	Change
Operating profit (loss)	$(229)	$(485)	(53)%

Operating profit (loss) related to Corporate was ($229) in the first quarter of 2015 as compared to ($485) in the first quarter of 2014. In the first quarter of 2015, Corporate Operating profit (loss) included charges of $100 related to the 2012 Restructuring Program. In the first quarter of 2014, Corporate Operating profit (loss) included charges of $102 related to the 2012 Restructuring Program, a charge of $266 related to the 2014 Venezuela Remeasurements and costs of $1 related to the sale of land in Mexico.

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

For the three months ended March 31, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2015	2014
Cost of sales	$4	$10
Selling, general and administrative expenses	18	17
Other (income) expense, net	78	75
Total 2012 Restructuring Program charges, pretax	$100	$102

Total 2012 Restructuring Program charges, aftertax	$67	$73

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

			Program-to-date
	Three Months Ended March 31,		Accumulated Charges
	2015	2014
North America	18%	9%	11%
Latin America	—%	4%	3%
Europe/South Pacific	7%	21%	25%
Asia	—%	—%	1%
Africa/Eurasia	3%	2%	5%
Hill’s Pet Nutrition	4%	8%	8%
Corporate	68%	56%	47%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $846 ($623 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2015
Employee-Related Costs	$330
Incremental Depreciation	57
Asset Impairments	2
Other	457
Total	$846

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the extension of shared business services and streamlining of global functions; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the closing of the Morristown, New Jersey personal care facility.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended March 31, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	35	6	—	59	100
Cash payments	(15)	—	—	(26)	(41)
Charges against assets	(8)	(6)	—	—	(14)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at March 31, 2015	$92	$—	$—	$139	$231

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $8 for the three months ended March 31, 2015, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $12 and contract termination costs and charges resulting directly from exit activities of $3 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2015 are other exit costs of $44 related to the consolidation of facilities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2015 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, a charge related to the 2014 Venezuela Remeasurements and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2015 and 2014 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2015.

Three months ended March 31, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	1.5%	(1.0)%	0.0%	0.5%
Latin America	9.0%	(15.0)%	0.5%	(5.5)%
Europe/South Pacific	1.0%	(15.0)%	(0.5)%	(14.5)%
Asia	(0.5)%	(1.5)%	0.5%	(1.5)%
Africa/Eurasia	8.0%	(23.0)%	0.0%	(15.0)%
Total Oral, Personal and Home Care	4.0%	(10.5)%	0.0%	(6.5)%
Pet Nutrition	5.5%	(8.0)%	0.0%	(2.5)%
Total Company	4.0%	(10.0)%	0.0%	(6.0)%

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

Net cash provided by operations decreased 11% to $727 in the first three months of 2015, compared with $820 in the comparable period of 2014. The decrease in the first three months of 2015 is primarily due to a decrease in Operating profit excluding a charge related to the 2014 Venezuela Remeasurements, charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico in both periods as applicable and an increase in Other current assets driven by higher tax receivables.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital improved to (1.3%) of Net sales in the first three months of 2015 as compared to (0.8%) in the first three months of 2014, primarily due to an increase in Accrued income taxes and a decrease in Inventories, partially offset by an increase in Other current assets.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2015 are expected to amount to approximately $330 to $385 ($245 to $285 aftertax) and savings in 2015 are expected to amount to approximately $80 to $100 pretax ($60 to $75 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 50% of the restructuring accrual at March 31, 2015 is expected to be paid in the next twelve months.

Investing activities used $257 of cash in the first three months of 2015, compared with $249 in the comparable period of 2014. Purchases of marketable securities and investments increased in the first three months of 2015 to $252 from $151 in the comparable period of 2014 primarily due to an increase in bank deposits with original maturities greater than 90 days and an increase in the Company’s investments through its subsidiary in Venezuela in local currency-denominated fixed interest rate bonds issued by the Venezuelan government. In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties subsequently amended that agreement to extend the closing date and are in the process of negotiating an additional amendment. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 19, 2015. While these conditions are not expected to be fully satisfied by May 19, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that the transfer of the property is still likely to occur in 2015. Capital spending decreased in the first three months of 2015 to $122 from $168 in the comparable period of 2014. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2015 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $641 of cash during the first three months of 2015 compared with cash provided of $303 in the comparable period of 2014, primarily due to lower proceeds from the issuances of debt in the first three months of 2015 compared to the first three months of 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Long-term debt, including the current portion, decreased to $6,110 as of March 31, 2015 as compared to $6,132 as of December 31, 2014 and total debt decreased to $6,128 as of March 31, 2015 as compared to $6,148 as of December 31, 2014. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. The debt issuances were U.S. dollar denominated and were under the Company’s shelf registration statement. Proceeds from the debt issuances in the first quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings and were also used to repay and retire $250 of U.S. dollar denominated notes and €250 of euro denominated notes, both of which became due in the second quarter of 2014.

As of March 31, 2015 and December 31, 2014, domestic and foreign commercial paper outstanding was $227 and $255, respectively. The average daily balances outstanding for commercial paper in the first three months of 2015 and 2014 were $2,036 and $1,405, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2019.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2015, the Company increased the annualized common stock dividend by 6% to $1.52 per share, effective in the second quarter of 2015. On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program (the “2011 Program”). The Company commenced the repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015.

Cash and cash equivalents decreased $230 during the first three months of 2015 to $859 at March 31, 2015, compared to $1,089 at December 31, 2014, most of which ($804 and $1,034, respectively) were held by the Company’s foreign subsidiaries. These amounts include $90 and $64 at March 31, 2015 and December 31, 2014, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2014, the Company had approximately $4,900 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world, and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price or profit controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Note 13 to the Consolidated Financial Statements included therein and Note 11 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from January 1, 2015 through February 18, 2015 were repurchased pursuant to a program approved by the Board on September 8, 2011 (the “2011 Program”). On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2015 Program”), which replaced the 2011 Program. The Company commenced the repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2015	897,425	$68.60	831,700	—
February 1 through 28, 2015	1,485,650	$69.83	1,277,684	$4,973
March 1 through 31, 2015	2,956,711	$69.05	2,810,000	$4,779
Total	5,339,786	$69.19	4,919,384

(1)	Includes share repurchases under the 2011 Program and 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 420,402 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)
Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect on March 31, 2015. As discussed above, on February 19, 2015, the Board authorized the 2015 Program, which replaced the 2011 Program. As of January 31, 2015, there were 3,435,088 shares available to be purchased under the 2011 Program.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 30, 2015	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 30, 2015	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 30, 2015	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller