Form 10-Q
period 2015-06-30
COLGATE PALMOLIVE CO
filed 2015-07-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	900,131,529	June 30, 2015

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$4,066	$4,352	$8,136	$8,677
Cost of sales	1,699	1,800	3,377	3,601
Gross profit	2,367	2,552	4,759	5,076
Selling, general and administrative expenses	1,381	1,507	2,831	3,051
Other (income) expense, net	54	65	136	411
Operating profit	932	980	1,792	1,614
Interest (income) expense, net	6	9	14	16
Income before income taxes	926	971	1,778	1,598
Provision for income taxes	310	310	579	505
Net income including noncontrolling interests	616	661	1,199	1,093
Less: Net income attributable to noncontrolling interests	42	39	83	83
Net income attributable to Colgate-Palmolive Company	$574	$622	$1,116	$1,010

Earnings per common share, basic	$0.63	$0.68	$1.23	$1.10

Earnings per common share, diluted	$0.63	$0.67	$1.22	$1.09

Dividends declared per common share *	$0.38	$0.36	$1.12	$1.06

* Two dividends were declared in the first quarter of 2015 and 2014.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$616	$661	$1,199	$1,093
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	66	25	(285)	(19)
Retirement plans and other retiree benefit adjustments	14	8	27	21
Gains (losses) on available-for-sale securities	(7)	4	(8)	(52)
Gains (losses) on cash flow hedges	(3)	(4)	(3)	(4)
Total Other comprehensive income (loss), net of tax	70	33	(269)	(54)
Total Comprehensive income including noncontrolling interests	686	694	930	1,039
Less: Net income attributable to noncontrolling interests	42	39	83	83
Less: Cumulative translation adjustments attributable to noncontrolling interests	(1)	—	—	(1)
Total Comprehensive income attributable to noncontrolling interests	41	39	83	82
Total Comprehensive income attributable to Colgate-Palmolive Company	$645	$655	$847	$957

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$1,059	$1,089
Receivables (net of allowances of $61 and $54, respectively)	1,691	1,552
Inventories	1,324	1,382
Other current assets	914	840
Total current assets	4,988	4,863
Property, plant and equipment:
Cost	8,418	8,385
Less: Accumulated depreciation	(4,379)	(4,305)
	4,039	4,080
Goodwill	2,241	2,307
Other intangible assets, net	1,371	1,413
Deferred income taxes	144	76
Other assets	877	720
Total assets	$13,660	$13,459
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$9	$16
Current portion of long-term debt	488	488
Accounts payable	1,169	1,231
Accrued income taxes	297	294
Other accruals	2,243	1,917
Total current liabilities	4,206	3,946
Long-term debt	6,186	5,644
Deferred income taxes	261	261
Other liabilities	2,250	2,223
Total liabilities	12,903	12,074
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,310	1,236
Retained earnings	18,936	18,832
Accumulated other comprehensive income (loss)	(3,776)	(3,507)
Unearned compensation	(9)	(20)
Treasury stock, at cost	(17,473)	(16,862)
Total Colgate-Palmolive Company shareholders’ equity	454	1,145
Noncontrolling interests	303	240
Total shareholders’ equity	757	1,385
Total liabilities and shareholders’ equity	$13,660	$13,459

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income including noncontrolling interests	$1,199	$1,093
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	225	215
Restructuring and termination benefits, net of cash	59	68
Venezuela remeasurement charges	16	266
Stock-based compensation expense	51	54
Deferred income taxes	(60)	(37)
Cash effects of changes in:
Receivables	(222)	(198)
Inventories	8	(90)
Accounts payable and other accruals	(77)	(8)
Other non-current assets and liabilities	24	26
Net cash provided by operations	1,223	1,389
Investing Activities
Capital expenditures	(280)	(314)
Purchases of marketable securities and investments	(365)	(165)
Proceeds from sale of marketable securities and investments	195	177
Payment for acquisitions, net of cash acquired	—	(25)
Other	12	13
Net cash used in investing activities	(438)	(314)
Financing Activities
Principal payments on debt	(4,178)	(4,282)
Proceeds from issuance of debt	4,686	4,707
Dividends paid	(689)	(662)
Purchases of treasury shares	(767)	(746)
Proceeds from exercise of stock options and excess tax benefits	192	153
Net cash used in financing activities	(756)	(830)
Effect of exchange rate changes on Cash and cash equivalents	(59)	(46)
Net (decrease) increase in Cash and cash equivalents	(30)	199
Cash and cash equivalents at beginning of the period	1,089	962
Cash and cash equivalents at end of the period	$1,059	$1,161
Supplemental Cash Flow Information
Income taxes paid	$640	$514

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

On May 28, 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09 “Revenue from Contracts with Customers” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. ASU No. 2014-09 was to be effective for the Company beginning January 1, 2017. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now expected to be effective for the Company beginning January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

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

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties have subsequently amended that agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by September 15, 2015. While these conditions are not expected to be fully satisfied by September 15, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is likely to occur in the first half of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended June 30, 2015 and 2014, the Company recorded $0 and $2 of pretax costs ($0 and $1 of aftertax costs), respectively, related to the sale. During the six months ended June 30, 2015 and 2014, the Company recorded $0 and $3 of pretax costs ($0 and $2 of aftertax costs), respectively, related to the sale.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three and six months ended June 30, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$4	$6	$8	$16
Selling, general and administrative expenses	11	12	29	29
Other (income) expense, net	37	56	115	131
Total 2012 Restructuring Program charges, pretax	$52	$74	$152	$176

Total 2012 Restructuring Program charges, aftertax	$40	$53	$107	$126

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2015	2014	2015	2014
North America	14%	11%	17%	10%	11%
Latin America	5%	5%	2%	4%	3%
Europe/South Pacific	19%	16%	11%	19%	25%
Asia	11%	—%	4%	—%	2%
Africa/Eurasia	4%	2%	3%	2%	5%
Hill’s Pet Nutrition	13%	11%	7%	9%	8%
Corporate	34%	55%	56%	56%	46%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $898 ($663 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2015
Employee-Related Costs	$362
Incremental Depreciation	60
Asset Impairments	3
Other	473
Total	$898

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the closing of the Morristown, New Jersey personal care facility.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended June 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2015	$92	$—	$—	$139	$231
Charges	32	3	1	16	52
Cash payments	(29)	—	—	(18)	(47)
Charges against assets	(1)	(3)	(1)	—	(5)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2015	$94	$—	$—	$137	$231

	Six Months Ended June 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	67	9	1	75	152
Cash payments	(44)	—	—	(44)	(88)
Charges against assets	(9)	(9)	(1)	—	(19)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at June 30, 2015	$94	$—	$—	$137	$231

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $9 for the six months ended June 30, 2015, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $14 and $26, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $4, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2015 are other exit costs related to the consolidation of facilities of $1 and $45, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.	Inventories

Inventories by major class are as follows:

	June 30, 2015	December 31, 2014
Raw materials and supplies	$315	$349
Work-in-process	58	55
Finished goods	951	978
Total Inventories	$1,324	$1,382

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2015 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					1,116		83
Other comprehensive income (loss), net of tax						(269)
Dividends					(1,012)		(20)
Stock-based compensation expense		51
Shares issued for stock options		50		125
Shares issued for restricted stock units		(31)		31
Treasury stock acquired				(767)
Other		4	11
Balance, June 30, 2015	$1,466	$1,310	$(9)	$(17,473)	$18,936	$(3,776)	$303

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,738 and $2,453 at June 30, 2015 and December 31, 2014, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,037 and $1,064 at June 30, 2015 and December 31, 2014, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	June 30, 2015			June 30, 2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$574	904.6	$0.63	$622	916.1	$0.68
Stock options and restricted stock units		7.8			9.8
Diluted EPS	$574	912.4	$0.63	$622	925.9	$0.67

For the three months ended June 30, 2015 and 2014, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,571,872 and 48,362, respectively.

	Six Months Ended
	June 30, 2015			June 30, 2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,116	906.1	$1.23	$1,010	917.8	$1.10
Stock options and restricted stock units		8.3			9.5
Diluted EPS	$1,116	914.4	$1.22	$1,010	927.3	$1.09

For the six months ended June 30, 2015 and 2014, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,573,532 and 36,266, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2015 and 2014 were as follows:

	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$64	$67	$29	$25
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	22	14	14	8
Retirement plans and other retiree benefits adjustments	22	14	14	8
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(19)	(12)	6	4
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	7	5	—	—
Gains (losses) on available-for-sale securities	(12)	(7)	6	4
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(5)	(3)	(8)	(4)
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(1)	—	—	—
Gains (losses) on cash flow hedges	(6)	(3)	(8)	(4)
Total Other comprehensive income (loss)	$68	$71	$41	$33

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the three months ended June 30, 2015, these amounts included a pretax loss of $28 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela. For the three months ended June 30, 2014, these amounts included a pretax gain of $4 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluation in the second quarter of 2015. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(4)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2015 and 2014 were as follows:

	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(276)	$(285)	$(10)	$(18)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(1)	(1)	3	2
Amortization of net actuarial loss, transition and prior service costs (1)	44	28	28	19
Retirement plans and other retiree benefits adjustments	43	27	31	21
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(20)	(13)	(292)	(190)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	7	5	211	138
Gains (losses) on available-for-sale securities	(13)	(8)	(81)	(52)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	1	1	(6)	(3)
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(7)	(4)	(3)	(1)
Gains (losses) on cash flow hedges	(6)	(3)	(9)	(4)
Total Other comprehensive income (loss)	$(252)	$(269)	$(69)	$(53)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the six months ended June 30, 2015, these amounts included a pretax loss of $28 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
For the six months ended June 30, 2014, these amounts included a pretax loss of $272 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the second quarter of 2015 and the first quarter of 2014. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$5	$5	$4	$3
Interest cost	25	26	7	9	12	11
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(29)	(29)	(6)	(8)	—	(1)
Amortization of transition and prior service costs (credits)	—	—	1	2	—	—
Amortization of actuarial loss (gain)	12	8	2	—	7	4
Net periodic benefit cost	$9	$6	$9	$8	$22	$16

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$10	$10	$8	$6
Interest cost	50	51	15	18	23	21
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(58)	(56)	(14)	(15)	(1)	(1)
Amortization of transition and prior service costs (credits)	—	—	1	3	—	—
Amortization of actuarial loss (gain)	24	16	5	1	14	8
Net periodic benefit cost	$17	$12	$17	$17	$43	$33

For the six months ended June 30, 2015 and June 30, 2014, the Company did not make any voluntary contributions to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

11. Income Taxes

At December 31, 2014, the Company had unrecognized tax benefits of $218. In May 2015, the Company became aware of several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those now disallowed by the Court. As a result, as required, the Company reassessed its tax position in light of the recent rulings and concluded it needed to increase its unrecognized tax benefits by $15. The Company recorded this $15 income tax charge in the quarter ended June 30, 2015.

Although it is possible that the amount of unrecognized tax benefits with respect to the Company’s uncertain tax positions will further increase or decrease during the remainder of 2015, the Company does not expect material changes.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $200 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

Based on current knowledge, management does not believe that the ultimate resolution of loss contingencies arising from the matters discussed herein will have a material effect on the Company’s consolidated financial position or its ongoing results of operations or cash flows. However, in light of the inherent uncertainties noted above, an adverse outcome in one or more matters could be material to the Company’s results of operations or cash flows for any particular quarter or year.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Brazilian Matters

There are certain tax and civil proceedings outstanding, as described below, related to the Company’s 1995 acquisition of the Kolynos oral care business from Wyeth (the “Seller”).

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $94. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process since October 2001. Numerous appeals are currently pending at the administrative level.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $58, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company has been disputing the assessment within the internal revenue authority’s administrative appeals process. In November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s most recent appeal. Further appeals are available both at the administrative level and within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company intends to challenge this assessment vigorously.

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

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine from Unilever as provided in the Sale and Purchase Agreement. The Company is appealing both fines in the French courts.

As of June 30, 2015, the following formal claim of violations is pending against the Company:

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since December 31, 2014, the following matters have been resolved:

▪	In March 2015, the French Supreme Court confirmed the French competition law authority’s March 2012 fine of the Company’s Hill’s French subsidiary in the amount of $7.

▪	In June 2015, the Spanish Supreme Court confirmed the annulment of the Spanish competition law authority’s January 2010 fine of the Company’s Spanish subsidiary.

▪
In June 2015, the Belgian competition law authority issued a final settlement decision related to price coordination involving 11 branded goods companies, including the Company’s Belgian subsidiary, and a number of retailers in Belgium. As the Company was an immunity applicant, the Company’s Belgian subsidiary was not fined.

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. The Company is challenging these cases vigorously. Twenty-one cases filed against the Company have been voluntarily dismissed and/or had final judgment entered in favor of the Company. In April 2015, an agreement in principle was reached to settle four individual cases following a trial and jury verdict in one of the cases in California against the Company and others and the settlements were finalized in June 2015. The amount of the settlements is not material to the Company’s results of operations.

There are 23 additional individual cases pending against the Company in state and federal courts in California, Delaware, the District of Columbia, Illinois, Maryland, New Jersey, New York, South Carolina and Wisconsin. Eleven of these cases have been filed against the Company since the quarter ended March 31, 2015; all but one of these cases have multiple defendants named in addition to the Company. Some of these cases are expected to go to trial in 2015, although the Company may succeed in dismissing or otherwise resolving them. While the Company and its legal counsel believe these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these additional cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation costs, and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales
Oral, Personal and Home Care
North America	$780	$770	$1,569	$1,555
Latin America	1,126	1,231	2,213	2,383
Europe/South Pacific	731	873	1,472	1,738
Asia	623	610	1,284	1,282
Africa/Eurasia	254	308	508	606
Total Oral, Personal and Home Care	3,514	3,792	7,046	7,564
Pet Nutrition	552	560	1,090	1,113
Total Net sales	$4,066	$4,352	$8,136	$8,677

Operating profit
Oral, Personal and Home Care
North America	$223	$231	$441	$447
Latin America	321	311	629	601
Europe/South Pacific	183	227	367	444
Asia	181	178	374	371
Africa/Eurasia	45	58	84	117
Total Oral, Personal and Home Care	953	1,005	1,895	1,980
Pet Nutrition	146	146	293	290
Corporate	(167)	(171)	(396)	(656)
Total Operating profit	$932	$980	$1,792	$1,614

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

For the three months ended June 30, 2015, Corporate Operating profit (loss) includes charges of $52 related to the 2012 Restructuring Program and a charge of $16 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation. For the six months ended June 30, 2015, Corporate Operating profit (loss) includes charges of $152 related to the 2012 Restructuring Program and a charge of $16 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation.

For the three months ended June 30, 2014, Corporate Operating profit (loss) included charges of $74 related to the 2012 Restructuring Program and costs of $2 related to the sale of land in Mexico. For the six months ended June 30, 2014, Corporate Operating profit (loss) included charges of $176 related to the 2012 Restructuring Program, charges of $266 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation and costs of $3 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 15, Venezuela. For further information regarding the sale of land in Mexico, refer to Note 4, Acquisitions and Divestitures.

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

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes foreign currency contracts, including forward and swap contracts, option contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2015 and December 31, 2014:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/15	12/31/14		6/30/15	12/31/14
Interest rate swap contracts	Other current assets	$1	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	12	12	Other liabilities	—	2
Foreign currency contracts	Other current assets	22	21	Other accruals	10	4
Foreign currency contracts	Other assets	103	60	Other liabilities	—	—
Commodity contracts	Other current assets	1	—	Other accruals	—	1
Total designated		$139	$94		$10	$7

Derivatives not designated
Foreign currency contracts	Other current assets	$3	$—	Other accruals	$—	$—
Foreign currency contracts	Other assets	7	8	Other liabilities	—	—
Total not designated		$10	$8		$—	$—

Total derivative instruments		$149	$102		$10	$7

Other financial instruments
Marketable securities	Other current assets	$248	$200
Note receivable	Other current assets	38	42
Available-for-sale securities	Other assets	391	322
Total other financial instruments		$677	$564

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2015 and December 31, 2014. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2015 and December 31, 2014, was $6,838 and $6,346, respectively, and the related carrying value was $6,674 and $6,132, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and six months ended June 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$1,136	$1,438	$2,574	$1,210	$1,438	$2,648
Three months ended June 30:
Gain (loss) on derivative	(5)	(4)	(9)	—	7	7
Gain (loss) on hedged items	5	4	9	—	(7)	(7)
Six months ended June 30:
Gain (loss) on derivative	(3)	2	(1)	2	(3)	(1)
Gain (loss) on hedged items	3	(2)	1	(2)	3	1

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$666	$10	$676	$521	$14	$535
Three months ended June 30:
Gain (loss) recognized in OCI	(6)	1	(5)	(7)	(1)	(8)
Gain (loss) reclassified into Cost of sales	1	—	1	(1)	1	—
Six months ended June 30:
Gain (loss) recognized in OCI	1	—	1	(7)	1	(6)
Gain (loss) reclassified into Cost of sales	8	(1)	7	1	2	3

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

Activity related to net investment hedges recorded during the three and six months ended June 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$786	$836	$1,622	$631	$53	$684
Three months ended June 30:
Gain (loss) on instruments	(29)	(2)	(31)	—	2	2
Gain (loss) on hedged items	29	2	31	(1)	(2)	(3)
Six months ended June 30:
Gain (loss) on instruments	33	25	58	—	3	3
Gain (loss) on hedged items	(33)	(25)	(58)	—	(3)	(3)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Derivatives not designated as hedging instruments as of June 30, 2015 also include a foreign currency option contract for which the gain or loss on the instrument is recognized in Other (income) expense, net for the six months ended June 30, 2015.

Activity related to these contracts during the three and six months ended June 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contract	Cross-currency Swap	Total	Foreign Currency Contract	Cross-currency Swap	Total
Notional Value at June 30,	$79	$102	$181	$—	$102	$102
Three months ended June 30:
Gain (loss) on instrument	1	(6)	(5)	—	(2)	(2)
Gain (loss) on hedged item	—	6	6	—	2	2
Six months ended June 30:
Gain (loss) on instrument	1	(1)	—	—	(3)	(3)
Gain (loss) on hedged item	—	1	1	—	3	3

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities and a fixed interest rate note receivable. Marketable securities consist of bank deposits of $218 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $30. As more fully discussed below, the long-term portion of these bonds in the amount of $391 is included in Other assets. The fixed interest rate note receivable of $38 is carried at cost, which approximated fair value as of June 30, 2015.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar-denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of June 30, 2015, the fair market value of the Company’s U.S. dollar-linked devaluation-protected bonds and bolivar-denominated fixed interest rate bonds was $73 and $348, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $391 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the six months ended June 30, 2015 and 2014:

	2015	2014
Beginning balance as of January 1,	$399	$685
Unrealized gain (loss) on investment	(20)	(292)
Purchases and sales during the period	42	54
Ending balance as of June 30,	$421	$447

Unrealized loss on investment for the six months ended June 30, 2015 consisted primarily of a loss in the amount of $28 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluation in the second quarter of 2015. Unrealized loss on investment for the six months ended June 30, 2014 consisted primarily of a loss in the amount of $272 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluation in the first quarter of 2014. For further information regarding Venezuela, refer to Note 15, Venezuela.

Other assets also include $35 of fixed income securities maturing in 2016. These securities are considered held-to-maturity and are carried at amortized cost, which approximated fair value as of June 30, 2015.

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

In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar, and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, was unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants.

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. During the second quarter of 2015, the SICAD rate devalued to 12.80 bolivares per dollar as of June 30, 2015 from 12.00 bolivares per dollar as of March 31, 2015. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at June 30, 2015 at the rate of 12.80 bolivares per dollar and, as a result, incurred a pretax loss of $16 ($10 aftertax loss or $0.01 per diluted common share).

During the second quarter of 2014, the SICAD I rate revalued slightly and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.60 bolivares per dollar. The impact of the remeasurement during the quarter was insignificant in relation to the Company’s consolidated Net income. During the first quarter of 2014, the Company incurred pretax losses of $266 ($174 aftertax losses or $0.19 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.70 bolivares per dollar.

Included in the remeasurement losses during the second quarter of 2015 and the first quarter of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD currency market but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials and the gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid. The decline in the price of oil has contributed to a reduced availability of U.S. dollars in Venezuela and, recently, CP Venezuela’s supply of U.S. dollars to fund imports has become even more limited and sporadic.

Although the SIMADI market was accessible to CP Venezuela, it did not participate in that market through June 30, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited and the exchange rate at June 30, 2015 was 197.30 bolivares per dollar.

For the six months ended June 30, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At June 30, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $602. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s net non-monetary assets were $296 at June 30, 2015, including $231 of fixed assets, that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports. At June 30, 2015, the Company’s total investment in CP Venezuela was $1,009, which included intercompany payables of CP Venezuela.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

With approximately 80% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations in 2010 and 2013 and effective devaluations in 2014 and 2015, high inflation and the decline in the price of oil, and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. In addition, at times, the Company’s production in Venezuela has also been negatively impacted by labor issues within the country as well as material shortages caused by limited access to U.S. dollars for imported materials and delays in the importation process due to regulations and controls imposed by the Venezuelan government. Price controls, which became effective in April 2012, affect most products in the portfolio of the Company’s Venezuelan subsidiary (“CP Venezuela”) and restrict the Company’s ability to implement price increases without government approval, which has limited the Company’s ability to offset the effects of continuing high inflation and the impact of currency devaluations. In addition, during the first quarter of 2014, the Venezuelan government issued the Law on Fair Pricing, establishing a maximum profit margin of 30% for products and services. The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions.

In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, was unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants. The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate.

During the second quarter of 2015, the SICAD rate devalued to 12.80 bolivares per dollar as of June 30, 2015 from 12.00 bolivares per dollar as of March 31, 2015. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at June 30, 2015 at the rate of 12.80 bolivares per dollar and, as a result, incurred a pretax loss of $16 ($10 aftertax loss or $0.01 per diluted common share). Included in the remeasurement loss is a charge related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds. The remeasurement loss incurred in the second quarter of 2015 is referred to as the “2015 Venezuela Remeasurement.”

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

During the second quarter of 2014, the SICAD I rate revalued slightly and the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate of 10.60 bolivares per dollar. The impact of the remeasurement during the quarter was insignificant in relation to the Company’s consolidated Net income. During the first quarter of 2014, the Company incurred pretax losses of $266 ($174 aftertax losses or $0.19 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate of 10.70 bolivares per dollar. Included in the remeasurement losses during the first quarter of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. The net remeasurement losses incurred during the first and second quarters of 2014 are referred to as the “2014 Venezuela Remeasurements.” The 2015 Venezuela Remeasurement and the 2014 Venezuela Remeasurements are referred to together as the “Venezuela Remeasurements.”

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

During the third quarter of 2014, the Venezuelan government approved price increases for the majority of CP Venezuela’s product portfolio, which were implemented in the fourth quarter of 2014.

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials and the gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid. CP Venezuela did not participate in the SICAD currency market during either the first or second quarter of 2015. Although the SIMADI market was accessible to CP Venezuela, it did not participate in that market through June 30, 2015. Since its inception, the volume of transactions in the SIMADI market as a whole has been very limited, and the exchange rate at June 30, 2015 was 197.30 bolivares per dollar. In 2014, CP Venezuela was invited to participate in the SICAD currency market during the second and fourth quarters and received less than $1 in each of those quarters at rates of 10.50 bolivares per dollar and 12.00 bolivares per dollar, respectively.

CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. The decline in the price of oil has contributed to the reduced availability of U.S. dollars in Venezuela and, recently, CP Venezuela’s supply of U.S. dollars to fund imports has become even more limited and sporadic. If CP Venezuela is unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods and instead needs to access the SIMADI market, which may not have sufficient liquidity to cover CP Venezuela’s need for U.S. dollars, it could significantly impact the Company’s operations in Venezuela.

For the six months ended June 30, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales and approximately 2% of the Company’s consolidated Operating profit excluding the impacts of the 2015 Venezuela Remeasurement, charges related to the 2012 Restructuring Program and a foreign tax matter (as described below). At June 30, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $602. This amount includes the devaluation-protected bonds issued by the Venezuelan government. If the Company had to use the SIMADI rate to remeasure CP Venezuela’s local currency-denominated net monetary asset position at June 30, 2015, which could occur if CP Venezuela were unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods, the Company would have incurred a remeasurement loss related to CP Venezuela’s local currency-denominated net monetary assets of approximately $528 ($336 aftertax loss, or $0.37 per diluted common share). CP Venezuela’s net non-monetary assets were $296 at June 30, 2015, including $231 of fixed assets, that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports.

The Company continuously monitors factors such as CP Venezuela’s ability to access and transact in the various exchange mechanisms currently in place and the current political and economic environment in Venezuela. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations. This could result in an impairment of the Company’s investment in CP Venezuela or a decision by the Company to deconsolidate its Venezuelan operations. A decision by the Company to deconsolidate its operations in Venezuela would be driven by the inability, on an ongoing basis, of CP Venezuela to exchange bolivares for U.S. dollars and the imposition of significant additional restrictions on the Company’s ability to make key operational decisions regarding its business in Venezuela, such as its ability to manage CP Venezuela’s capital structure, material sourcing, product pricing and labor relations. Based on the Company’s evaluation of such factors as of June 30, 2015, it continued to consolidate CP Venezuela. At June 30, 2015, the Company’s total investment in CP Venezuela was $1,009, which included intercompany payables of CP Venezuela. The Company continues to actively manage its investment in and limit its exposure to Venezuela.

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

In the three and six months ended June 30, 2015, the Company incurred aftertax costs of $40 and $107, respectively, associated with the 2012 Restructuring Program.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties have subsequently amended that agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by September 15, 2015. While these conditions are not expected to be fully satisfied by September 15, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is likely to occur in the first half of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,066 in the second quarter of 2015, down 6.5% from the second quarter of 2014, as volume growth of 3.0% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 12.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.5% in the second quarter of 2015.

Net sales in the Oral, Personal and Home Care product segment were $3,514 in the second quarter of 2015, down 7.5% from the second quarter of 2014, as volume growth of 2.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 12.5%. Organic sales in the Oral, Personal and Home Care product segment increased 5.0% in the second quarter of 2015.

The Company’s share of the global toothpaste market was 45.0% on a year-to-date basis, up 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 34.1% on a year-to-date basis, up 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America, Europe/South Pacific and Africa/Eurasia and down in Asia versus the comparable 2014 period. In the manual toothbrush category, year-to-date market shares were up in North America and Europe/South Pacific, flat in Latin America and down in Asia and Africa/Eurasia versus the comparable 2014 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $552 in the second quarter of 2015, down 1.5% from the second quarter of 2014, as volume growth of 5.5% and net selling price increases of 1.5% were more than offset by negative foreign exchange of 8.5%. Organic sales in Hill’s Pet Nutrition increased 7.0% in the second quarter of 2015.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 7% to $2,367 in the second quarter of 2015 from $2,552 in the second quarter of 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in the second quarter of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Gross profit decreased to $2,371 in the second quarter of 2015 from $2,560 in the second quarter of 2014 due to lower Net sales ($168), as the growth in organic sales was more than offset by the impact of negative foreign exchange, and lower Gross profit margin ($21).

Worldwide Gross profit margin decreased to 58.2% in the second quarter of 2015 from 58.6% in the second quarter of 2014.  Excluding the items described above in both periods as applicable, Gross profit margin decreased by 50 basis points (bps) to 58.3% in the second quarter of 2015 from 58.8% in the second quarter of 2014, as higher pricing (100 bps) and cost savings from the Company’s funding-the-growth initiatives (200 bps) and the 2012 Restructuring Program (20 bps) were more than offset by higher raw and packaging material costs (350 bps), driven by significant foreign exchange transaction costs.

	Three Months Ended June 30,
	2015	2014
Gross profit, GAAP	$2,367	$2,552
2012 Restructuring Program	4	6
Costs related to the sale of land in Mexico	—	2
Gross profit, non-GAAP	$2,371	$2,560

	Three Months Ended June 30,
	2015	2014	Basis Point Change
Gross profit margin, GAAP	58.2%	58.6%	(40)
2012 Restructuring Program	0.1	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.3%	58.8%	(50)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $1,381 in the second quarter of 2015 from $1,507 in the second quarter of 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $1,370 in the second quarter of 2015 from $1,495 in the second quarter of 2014, reflecting decreased advertising investment of $58 and lower overhead expenses of $67.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.0% in the second quarter of 2015 from 34.6% in the second quarter of 2014. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 33.7% in the second quarter of 2015, a decrease of 70 bps as compared to the second quarter of 2014. This decrease was a result of decreased advertising investment as percentage of Net sales (70 bps). In the second quarter of 2015, advertising investment decreased 12.4% to $410, as compared with $468 in the second quarter of 2014, and decreased as a percentage of Net sales to 10.1% in the second quarter of 2015 from 10.8% in the second quarter of 2014.

	Three Months Ended June 30,
	2015	2014
Selling, general and administrative expenses, GAAP	$1,381	$1,507
2012 Restructuring Program	(11)	(12)
Selling, general and administrative expenses, non-GAAP	$1,370	$1,495

	Three Months Ended June 30,
	2015	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.0%	34.6%	(60)
2012 Restructuring Program	(0.3)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	33.7%	34.4%	(70)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $54 in the second quarter of 2015, as compared to $65 in the second quarter of 2014. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program. Other (income) expense, net in the second quarter of 2015 also included a charge related to the 2015 Venezuela Remeasurement. Excluding these charges in both periods as applicable, Other (income) expense, net was $1 in the second quarter of 2015, as compared to $9 in the second quarter of 2014.

	Three Months Ended June 30,
	2015	2014
Other (income) expense, net, GAAP	$54	$65
2012 Restructuring Program	(37)	(56)
Venezuela remeasurement charges	(16)	—
Other (income) expense, net, non-GAAP	$1	$9

Operating Profit

Operating profit decreased 5% to $932 in the second quarter of 2015 from $980 in the second quarter of 2014. Operating profit in both periods included charges related to the 2012 Restructuring Program. Operating profit in the second quarter of 2015 also included a charge related to the 2015 Venezuela Remeasurement. Operating profit in the second quarter of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Operating profit decreased 5% to $1,000 in the second quarter of 2015 from $1,056 in the second quarter of 2014, primarily due to lower Gross profit, which was partially offset by the decrease in Selling, general and administrative expenses.

Operating profit margin was 22.9% in the second quarter of 2015, an increase of 40 bps compared to 22.5% in the second quarter of 2014. Excluding the items described above in both periods as applicable, Operating profit margin increased 30 bps to 24.6% in the second quarter of 2015 as compared to 24.3% in the second quarter of 2014. This increase in Operating profit margin was primarily due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (70 bps), partially offset by a decrease in Gross profit margin (50 bps).

	Three Months Ended June 30,
	2015	2014	% Change
Operating profit, GAAP	$932	$980	(5)%
2012 Restructuring Program	52	74
Venezuela remeasurement charges	16	—
Costs related to the sale of land in Mexico	—	2
Operating profit, non-GAAP	$1,000	$1,056	(5)%

	Three Months Ended June 30,
	2015	2014	Basis Point Change
Operating profit margin, GAAP	22.9%	22.5%	40
2012 Restructuring Program	1.3	1.7
Venezuela remeasurement charges	0.4	—
Costs related to the sale of land in Mexico	—	0.1
Operating profit margin, non-GAAP	24.6%	24.3%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $6 in the second quarter of 2015 as compared to $9 in the second quarter of 2014, primarily due to lower average interest rates on debt.

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2015 decreased to $574 from $622 in the second quarter of 2014, and Earnings per common share on a diluted basis decreased to $0.63 per share in the second quarter of 2015 from $0.67 per share in the second quarter of 2014. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the second quarter of 2015 also included a charge related to the 2015 Venezuela Remeasurement and a charge for a previously disclosed foreign tax matter (see “Income taxes” below for further information). Net income attributable to Colgate-Palmolive Company in the second quarter of 2014 also included costs related to the sale of land in Mexico.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2015 decreased 5% to $639 and Earnings per common share on a diluted basis decreased 4% to $0.70.

	Three Months Ended June 30,
	2015	2014	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$574	$622	(8)%
2012 Restructuring Program	40	53
Venezuela remeasurement charge	10	—
Charge for a foreign tax matter	15	—
Costs related to the sale of land in Mexico	—	1
Net income attributable to Colgate-Palmolive Company, non-GAAP	$639	$676	(5)%

	Three Months Ended June 30,
	2015	2014	% Change
Earnings per common share, diluted, GAAP	$0.63	$0.67	(6)%
2012 Restructuring Program	0.04	0.06
Venezuela remeasurement charge	0.01	—
Charge for a foreign tax matter	0.02	—
Earnings per common share, diluted, non-GAAP	$0.70	$0.73	(4)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$780	$770	1.5%
Operating profit	$223	$231	(3)%
% of Net sales	28.6%	30.0%	(140)	bps

Net sales in North America increased 1.5% in the second quarter of 2015 to $780, driven by volume growth of 3.0%, which was partially offset by net selling price decreases of 0.5%, due to increased promotional activities, and negative foreign exchange of 1%. Organic sales in North America increased 2.5% in the second quarter of 2015.

The increase in organic sales in North America in the second quarter of 2015 versus the second quarter of 2014 was due to increases in Oral Care, Personal Care as well as Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales growth in the toothpaste category. Personal Care organic sales growth was driven by gains in the shower gel and underarm protection categories. Home Care organic sales growth was due to strong organic sales in the fabric softener category.

Operating profit in North America decreased 3% in the second quarter of 2015 to $223, or 140 bps to 28.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (120 bps) and an increase in Other (income) expense, net (100 bps), which were partially offset by an increase in Gross profit (80 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (180 bps), which were partially offset by higher costs (80 bps), which included higher raw and packaging material costs, and lower pricing due to increased promotional activities. This increase in Selling, general and administrative expenses was due to higher overhead expenses (60 bps) and increased advertising investment (60 bps). This increase in Other (income) expense, net was in part due to higher intercompany expense from purchases of inventory from the Latin America reportable operating segment.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$1,126	$1,231	(8.5)%
Operating profit	$321	$311	3%
% of Net sales	28.5%	25.3%	320	bps

Net sales in Latin America decreased 8.5% to $1,126 in the second quarter of 2015. Volume growth of 0.5% and net selling price increases of 9.0% were more than offset by negative foreign exchange of 18.0%. Acquisitions contributed 0.5% to volume. Organic sales in Latin America increased 9.0% in the second quarter of 2015. Volume gains were led by Mexico, Argentina and Brazil and were partially offset by volume declines in Venezuela.

The increase in organic sales in Latin America in the second quarter of 2015 versus the second quarter of 2014 was driven by Oral Care with strong organic sales in the toothpaste, manual toothbrush and mouthwash categories. Personal Care and Home Care also contributed to organic sales growth. Personal Care organic sales growth was driven by gains in the shampoo, underarm protection and shower gel categories. The increase in Home Care organic sales was due to strong growth in the liquid cleaners and hand dish categories.

Operating profit in Latin America increased 3% in the second quarter of 2015 to $321, or 320 bps to 28.5% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (300 bps) and a decrease in Other (income) expense, net (150 bps), partially offset by a decrease in Gross profit (130 bps), all as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (730 bps), driven by foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and the 2012 Restructuring Program (30 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (250 bps), reflecting in part a shift from advertising investment to in-store promotional activities, and lower overhead expenses (50 bps). This decrease in Other (income) expense, net was in part due to higher intercompany income from sales of inventory to the North America reportable operating segment.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$731	$873	(16.5)%
Operating profit	$183	$227	(19)%
% of Net sales	25.0%	26.0%	(100)	bps

Net sales in Europe/South Pacific decreased 16.5% in the second quarter of 2015 to $731. Volume growth of 4.5% was more than offset by net selling price decreases of 3.0%, due to increased promotional activities, and negative foreign exchange of 18.0%. Divestments decreased volume by 0.5%. Organic sales in Europe/South Pacific increased 2.0% in the second quarter of 2015. Volume gains were led by Germany, Australia and France.

The increase in organic sales in Europe/South Pacific in the second quarter of 2015 versus the second quarter of 2014 was due to an increase in Oral Care and Personal Care organic sales. The increase in Oral Care organic sales was driven by gains in the manual toothbrush category. Personal Care organic sales growth was due to strong organic sales in the shower gel and underarm protection categories.

Operating profit in Europe/South Pacific decreased 19% in the second quarter of 2015 to $183, or 100 bps to 25.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit as a percentage of Net sales (80 bps). This decrease in Gross profit was primarily due to higher raw and packaging material costs (180 bps), driven by foreign exchange transaction costs, and lower pricing due to increased promotional activities, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and the 2012 Restructuring Program (60 bps). Selling, general and administrative expenses as a percentage of Net sales were even with the second quarter of 2014, as lower overhead expenses (40 bps) were fully offset by increased advertising investment (40 bps).

Asia

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$623	$610	2.0%
Operating profit	$181	$178	2%
% of Net sales	29.1%	29.2%	(10)	bps

Net sales in Asia increased 2.0% in the second quarter of 2015 to $623, driven by volume growth of 5.5%, which was partially offset by net selling price decreases of 0.5%, due to increased promotional activities, and negative foreign exchange of 3.0%. Organic sales in Asia grew 5.0% in the second quarter of 2015. Volume gains were led by the Greater China region, the Philippines and India.

The increase in organic sales in Asia in the second quarter of 2015 versus the second quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the shampoo category.

While Operating profit in Asia increased 2% in the second quarter of 2015 to $181, it decreased 10 bps as a percentage of Net sales to 29.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (20 bps), which was partially offset by an increase in Gross profit (10 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (210 bps), which were partially offset by higher costs (190 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (110 bps), which was partially offset by lower overhead expenses (90 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$254	$308	(17.5)%
Operating profit	$45	$58	(22)%
% of Net sales	17.7%	18.8%	(110)	bps

Net sales in Africa/Eurasia decreased 17.5% in the second quarter of 2015 to $254. Net selling price increases of 7.0% were more than offset by volume declines of 3.0% and negative foreign exchange of 21.5%. Organic sales in Africa/Eurasia grew 4.0% in the second quarter of 2015. Volume declines in the Central Asia/Caucasus region, Ukraine, South Africa and Russia were partially offset by volume gains in the Sub-Saharan Africa region.

The increase in organic sales in Africa/Eurasia in the second quarter of 2015 versus the second quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste category.

Operating profit in Africa/Eurasia decreased 22% in the second quarter of 2015 to $45, or 110 bps to 17.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (330 bps), which was partially offset by a decrease in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (830 bps), driven by higher foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (30 bps) and decreased advertising investment (140 bps).

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2015	2014	Change
Net sales	$552	$560	(1.5)%
Operating profit	$146	$146	—%
% of Net sales	26.4%	26.1%	30	bps

Net sales for Hill’s Pet Nutrition decreased 1.5% in the second quarter of 2015 to $552. Volume growth of 5.5% and net selling price increases of 1.5% were more than offset by negative foreign exchange of 8.5%. Organic sales in Hill’s Pet Nutrition increased 7.0% in the second quarter of 2015. Volume gains were led by the United States and Japan.

The increase in organic sales in the second quarter of 2015 versus the second quarter of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Operating profit in Hill’s Pet Nutrition was $146 in the second quarter of 2015, even with the second quarter of 2014, while as a percentage of Net sales, it increased 30 bps to 26.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (210 bps), partially offset by an increase in Other (income) expense, net (180 bps), both as a percentage of Net sales. Gross profit as a percentage of Net sales was even with the second quarter of 2014, as cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing fully offset higher costs (240 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment. This increase in Other (income) expense, net was in part due to the expiration of a foreign sales tax exemption.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2015	2014	Change
Operating profit (loss)	$(167)	$(171)	(2)%

Operating profit (loss) related to Corporate was ($167) in the second quarter of 2015 as compared to ($171) in the second quarter of 2014. In the second quarter of 2015, Corporate Operating profit (loss) included charges of $52 related to the 2012 Restructuring Program and a charge of $16 related to the 2015 Venezuela Remeasurement. In the second quarter of 2014, Corporate Operating profit (loss) included charges of $74 related to the 2012 Restructuring Program and costs of $2 related to the sale of land in Mexico.

Six Months

Worldwide Net sales were $8,136 in the first six months of 2015, down 6.0% from the first six months of 2014, as volume growth of 2.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 11.0%. Acquisitions contributed 0.5% to volume. Organic sales increased 4.5% in the first six months of 2015.

Net sales in the Oral, Personal and Home Care product segment were $7,046 in the first six months of 2015, down 7.0% from the first six months of 2014, as volume growth of 2.0% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 11.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first six months of 2015.

The increase in organic sales in the first six months of 2015 versus the first six months of 2014 was driven by an increase in Oral Care organic sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care and Home Care also contributed to organic sales growth. The increase in Personal Care organic sales was due to strong growth in the shower gel, underarm protection and bar soap categories. Home Care organic sales growth was driven by gains in the fabric softener and liquid cleaners categories.

Net sales for the Hill’s Pet Nutrition segment were $1,090 in the first six months of 2015, down 2.0% from the first six months of 2014, as volume growth of 3.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 8.0%. Organic sales increased 6.0% in the first six months of 2015.

The increase in organic sales in the first six months of 2015 versus the first six months of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2015	2014
Net sales
Oral, Personal and Home Care
North America	$1,569	$1,555
Latin America	2,213	2,383
Europe/South Pacific	1,472	1,738
Asia	1,284	1,282
Africa/Eurasia	508	606
Total Oral, Personal and Home Care	7,046	7,564
Pet Nutrition	1,090	1,113
Total Net sales	$8,136	$8,677

Operating profit
Oral, Personal and Home Care
North America	$441	$447
Latin America	629	601
Europe/South Pacific	367	444
Asia	374	371
Africa/Eurasia	84	117
Total Oral, Personal and Home Care	1,895	1,980
Pet Nutrition	293	290
Corporate	(396)	(656)
Total Operating profit	$1,792	$1,614

Within the Oral, Personal and Home Care product segment, North America Net sales increased 1.0%, driven by volume growth of 1.5% and net selling price increases of 0.5%, which were partially offset by negative foreign exchange of 1.0%. Organic sales in North America increased 2.0%. Latin America Net sales decreased 7.0% as volume growth of 1.0% and net selling price increases of 8.5% were more than offset by negative foreign exchange of 16.5%. Acquisitions contributed 0.5% to volume. Organic sales in Latin America increased 9.0%. Europe/South Pacific Net sales decreased 15.5% as volume growth of 5.0% was more than offset by net selling price decreases of 4.0% and negative foreign exchange of 16.5%. Divestments decreased volume by 0.5%. Organic sales in Europe/South Pacific increased 1.5%. Asia Net sales remained even with the year ago period, as volume growth of 3.5% was offset by net selling price decreases of 1.0% and negative foreign exchange of 2.5%. Acquisitions contributed 0.5% to volume. Organic sales in Asia increased 2.0%. Africa/Eurasia Net sales decreased 16.0%, as net selling price increases of 7.5% were more than offset by volume decline of 1.5% and negative foreign exchange of 22.0%. Organic sales in Africa/Eurasia increased 6.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first six months of 2015, Operating profit (loss) related to Corporate was ($396) as compared to ($656) in the first six months of 2014. In the first six months of 2015, Corporate Operating profit (loss) included charges of $152 related to the 2012 Restructuring Program and a charge of $16 related to the 2015 Venezuela Remeasurement. In the first six months of 2014, Corporate Operating profit (loss) included charges of $176 related to the 2012 Restructuring Program, a charge of $266 related to the 2014 Venezuela Remeasurement and costs of $3 related to the sale of land in Mexico.

Gross Profit/Margin

Worldwide Gross profit decreased 6% to $4,759 in the first six months of 2015 from $5,076 in the first six months of 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in the first six months of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Gross profit decreased to $4,767 in the first six months of 2015 from $5,095 in the first six months of 2014, due to lower Gross profit margin ($10) and lower Net sales ($318), as the growth in organic sales was more than offset by the impact of negative foreign exchange.

Worldwide Gross profit margin was 58.5% in the first six months of 2015, even with the first six months of 2014. Excluding the items described above in both periods as applicable, Gross profit margin decreased by 10 bps to 58.6% in the first six months of 2015, from 58.7% in the first six months of 2014, as cost savings from the Company’s funding-the-growth initiatives (180 bps) and the 2012 Restructuring Program (20 bps), and higher pricing (100 bps) were more than offset by higher costs (320 bps), primarily driven by raw and packaging material costs, which included significant foreign exchange transaction costs.

	Six Months Ended June 30,
	2015	2014
Gross profit, GAAP	$4,759	$5,076
2012 Restructuring Program	8	16
Costs related to the sale of land in Mexico	—	3
Gross profit, non-GAAP	$4,767	$5,095

	Six Months Ended June 30,
	2015	2014	Basis Point Change
Gross profit margin, GAAP	58.5%	58.5%	—
2012 Restructuring Program	0.1	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.6%	58.7%	(10)

Selling, General and Administrative expenses

Selling, general and administrative expenses decreased 7% to $2,831 in the first six months of 2015 from $3,051 in the first six months of 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $2,802 in the first six months of 2015, reflecting decreased advertising investment of $106 and lower overhead expenses of $114.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.8% in the first six months of 2015 from 35.2% in the first six months of 2014. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.4%, a decrease of 40 bps as compared to the first six months of 2014. This decrease was a result of decreased advertising investment (60 bps), partially offset by higher overhead expenses (20 bps), both as a percentage of Net sales. In the first six months of 2015, advertising investment decreased 11.2% to $840, as compared with $946 in the first six months of 2014.

	Six Months Ended June 30,
	2015	2014
Selling, general and administrative expenses, GAAP	$2,831	$3,051
2012 Restructuring Program	(29)	(29)
Selling, general and administrative expenses, non-GAAP	$2,802	$3,022

	Six Months Ended June 30,
	2015	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.8%	35.2%	(40)
2012 Restructuring Program	(0.4)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.4%	34.8%	(40)

Other (Income) Expense, Net

Other (income) expense, net was $136 in the first six months of 2015, as compared to $411 in the first six months of 2014.
Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Excluding these items in both periods, Other (income) expense, net was $5 in the first six months of 2015, as compared to $14 in the first six months of 2014.

	Six Months Ended June 30,
	2015	2014
Other (income) expense, net, GAAP	$136	$411
2012 Restructuring Program	(115)	(131)
Venezuela remeasurement charges	(16)	(266)
Other (income) expense, net, non-GAAP	$5	$14

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit increased 11% to $1,792 in the first six months of 2015 from $1,614 in the first six months of 2014. Operating profit in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Operating profit in the first six months of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Operating profit for the first six months of 2015 decreased 5% to $1,960 from $2,059 in the first six months of 2014, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 22.0% in the first six months of 2015, an increase of 340 bps compared to 18.6% in the first six months of 2014. Excluding the items described above in both periods as applicable, Operating profit margin was 24.1%, an increase of 40 bps from 23.7% in the first six months of 2014. This increase was due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (40 bps).

	Six Months Ended June 30,
	2015	2014	% Change
Operating profit, GAAP	$1,792	$1,614	11%
2012 Restructuring Program	152	176
Venezuela remeasurement charges	16	266
Costs related to the sale of land in Mexico	—	3
Operating profit, non-GAAP	$1,960	$2,059	(5)%

	Six Months Ended June 30,
	2015	2014	Basis Point Change
Operating profit margin, GAAP	22.0%	18.6%	340
2012 Restructuring Program	1.9	2.0
Venezuela remeasurement charges	0.2	3.1
Costs related to the sale of land in Mexico	—	—
Operating profit margin, non-GAAP	24.1%	23.7%	40

Interest (Income) Expense, Net

Interest (income) expense, net was $14 in the first six months of 2015 as compared to $16 in the first six months of 2014. The decrease was primarily due to lower interest expense as a result of lower average interest rates on debt, partially offset by lower interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income Taxes

The tax rate was 33.5% for the second quarter of 2015 as compared to 31.9% for the second quarter of 2014. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.5%, compared to 31.7% in the second quarter of 2014. As reflected in the table below, the non-GAAP income tax rate was 31.5% for each of the three-month and six-month periods ended June 30, 2015, as compared to 31.7% in the comparable periods of 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Tax rate, GAAP	33.5%	31.9%	32.6%	31.6%
2012 Restructuring Program	(0.6)	(0.2)	(0.3)	(0.3)
Venezuela remeasurement charges	0.1	—	—	0.4
Charge for a foreign tax matter	(1.5)	—	(0.8)	—
Tax rate, non-GAAP	31.5%	31.7%	31.5%	31.7%

At December 31, 2014, the Company had unrecognized tax benefits of $218. In May 2015, the Company became aware of several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those now disallowed by the Court. As a result, as required, the Company reassessed its tax position in light of the recent rulings and concluded it needed to increase its unrecognized tax benefits by $15. The Company recorded this $15 income tax charge in the quarter ended June 30, 2015.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first six months of 2015 increased to $1,116 from $1,010 in the comparable 2014 period. Earnings per common share on a diluted basis increased to $1.22 per share from $1.09 per share in the comparable 2014 period. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Net income attributable to Colgate-Palmolive Company in the first six months of 2015 also included a charge for a foreign tax matter. Net income attributable to Colgate-Palmolive Company in the first six months of 2014 also included costs related to the sale of land in Mexico.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company decreased 5% to $1,248 in the first six months of 2015 from $1,312 in the first six months of 2014 and Earnings per common share on a diluted basis decreased 4% to $1.36 in the first six months of 2015 from $1.41 in the first six months of 2014.

	Six Months Ended June 30,
	2015	2014	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,116	$1,010	10%
2012 Restructuring Program	107	126
Venezuela remeasurement charges	10	174
Charge for a foreign tax matter	15	—
Costs related to the sale of land in Mexico	—	2
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,248	$1,312	(5)%

	Six Months Ended June 30,
	2015	2014	% Change
Earnings per common share, diluted, GAAP	$1.22	$1.09	12%
2012 Restructuring Program	0.11	0.13
Venezuela remeasurement charges	0.01	0.19
Charge for a foreign tax matter	0.02	—
Costs related to the sale of land in Mexico	—	—
Earnings per common share, diluted, non-GAAP	$1.36	$1.41	(4)%

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

On October 23, 2014, the Company’s Board approved an expansion of the 2012 Restructuring Program. The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

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

For the three and six months ended June 30, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$4	$6	$8	$16
Selling, general and administrative expenses	11	12	29	29
Other (income) expense, net	37	56	115	131
Total 2012 Restructuring Program charges, pretax	$52	$74	$152	$176

Total 2012 Restructuring Program charges, aftertax	$40	$53	$107	$126

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2015	2014	2015	2014
North America	14%	11%	17%	10%	11%
Latin America	5%	5%	2%	4%	3%
Europe/South Pacific	19%	16%	11%	19%	25%
Asia	11%	—%	4%	—%	2%
Africa/Eurasia	4%	2%	3%	2%	5%
Hill’s Pet Nutrition	13%	11%	7%	9%	8%
Corporate	34%	55%	56%	56%	46%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $898 ($663 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2015
Employee-Related Costs	$362
Incremental Depreciation	60
Asset Impairments	3
Other	473
Total	$898

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; restructuring how the Company will provide future retirement benefits to substantially all of its U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the closing of the Morristown, New Jersey personal care facility.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended June 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2015	$92	$—	$—	$139	$231
Charges	32	3	1	16	52
Cash payments	(29)	—	—	(18)	(47)
Charges against assets	(1)	(3)	(1)	—	(5)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2015	$94	$—	$—	$137	$231

	Six Months Ended June 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	67	9	1	75	152
Cash payments	(44)	—	—	(44)	(88)
Charges against assets	(9)	(9)	(1)	—	(19)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at June 30, 2015	$94	$—	$—	$137	$231

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $9 for the six months ended June 30, 2015, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $14 and $26, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $4, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2015 are other exit costs related to the consolidation of facilities of $1 and $45, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2015 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, a charge for a foreign tax matter and costs related to the sale of land in Mexico (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2015 and 2014 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended June 30, 2015.

Three months ended June 30, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(1.0)%	0.0%	1.5%
Latin America	9.0%	(18.0)%	0.5%	(8.5)%
Europe/South Pacific	2.0%	(18.0)%	(0.5)%	(16.5)%
Asia	5.0%	(3.0)%	0.0%	2.0%
Africa/Eurasia	4.0%	(21.5)%	0.0%	(17.5)%
Total Oral, Personal and Home Care	5.0%	(12.5)%	0.0%	(7.5)%
Pet Nutrition	7.0%	(8.5)%	0.0%	(1.5)%
Total Company	5.5%	(12.0)%	0.0%	(6.5)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the six months ended June 30, 2015.

Six months ended June 30, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.0%	(1.0)%	0.0%	1.0%
Latin America	9.0%	(16.5)%	0.5%	(7.0)%
Europe/South Pacific	1.5%	(16.5)%	(0.5)%	(15.5)%
Asia	2.0%	(2.5)%	0.5%	0.0%
Africa/Eurasia	6.0%	(22.0)%	0.0%	(16.0)%
Total Oral, Personal and Home Care	4.5%	(11.5)%	0.0%	(7.0)%
Pet Nutrition	6.0%	(8.0)%	0.0%	(2.0)%
Total Company	4.5%	(11.0)%	0.5%	(6.0)%

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

Net cash provided by operations decreased 12% to $1,223 in the first six months of 2015, compared with $1,389 in the comparable period of 2014, due to a decrease in Operating profit excluding charges related to the Venezuela Remeasurements, charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico in both periods, as applicable, higher income tax payments and payments for a previously disclosed European competition law matter.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (0.2%) of Net sales in the first six months of 2015 as compared to 0.7% in the first six months of 2014, primarily due to a decrease in inventories and accounts receivable, reflecting the Company’s tight focus on working capital.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2015 are expected to amount to approximately $330 to $385 ($245 to $285 aftertax) and savings in 2015 are expected to amount to approximately$80 to $100 pretax ($60 to $75 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 50% of the restructuring accrual at June 30, 2015 is expected to be paid in the next twelve months.

Investing activities used $438 of cash in the first six months of 2015, compared with $314 in the comparable period of 2014. Purchases of marketable securities and investments increased in the first six months of 2015 to $365 from $165 in the comparable period of 2014 partially due to an increase in the Company’s investments through its subsidiary in Venezuela in local currency-denominated fixed interest rate bonds issued by the Venezuelan government and an increase in bank deposits with original maturities greater than 90 days.

In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties have subsequently amended that agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by September 15, 2015. While these conditions are not expected to be fully satisfied by September 15, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is likely to occur in the first half of 2016.

On May 11, 2015, the Company and Henkel AG & Co. KGaA (“Henkel”), together with certain of their respective subsidiaries, entered into an asset sale agreement that provides for, among other things, the sale of the Company’s laundry detergent business in Australia, New Zealand and Fiji to Henkel for an aggregate purchase price of approximately 310 Australian dollars, approximately $230 at the current exchange rate. The Company currently expects the sale to be completed during the third quarter of 2015. The sale is subject to customary closing conditions.

Capital spending decreased in the first six months of 2015 to $280 from $314 in the comparable period of 2014. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2015 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $756 of cash during the first six months of 2015 compared with $830 in the comparable period of 2014, reflecting lower principal payments on debt, partially offset by higher dividend payments in the first six months of 2015 compared to the first six months of 2014.

Long-term debt, including the current portion, increased to $6,674 as of June 30, 2015 as compared to $6,132 as of December 31, 2014 and total debt increased to $6,683 as of June 30, 2015 as compared to $6,148 as of December 31, 2014. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the second quarter of 2015, the Company issued €500 of euro-denominated four-year notes at a variable rate. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. The debt issuances during the first quarter of 2014 were U.S. dollar-denominated. The debt issuances during the second quarter of 2015 and first quarter of 2014 were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second quarter of 2015 and first quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuances in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar-denominated notes and €250 of euro-denominated notes, both of which became due in the second quarter of 2014.

As of June 30, 2015, domestic and foreign commercial paper outstanding was $236. As of June 30, 2014, the Company had no commercial paper outstanding. The average daily balances outstanding for commercial paper in the first six months of 2015 and 2014 were $2,036 and $1,261, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2019.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2015, the Company increased the annualized common stock dividend by 6% to $1.52 per share, effective in the second quarter of 2015. On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a new share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Company commenced the repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015.

Cash and cash equivalents decreased $30 during the first six months of 2015 to $1,059 at June 30, 2015, compared to $1,089 at December 31, 2014, most of which ($1,029 and $1,034, respectively) were held by the Company’s foreign subsidiaries. These amounts include $136 and $64 at June 30, 2015 and December 31, 2014, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price or profit controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels, acquisitions and divestitures, including the Mexico land sale and the South Pacific detergent divestiture, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the 2012 Restructuring Program, the Company is implementing a shared business service organization model in all regions of the world. This implementation is expected to continue in a phased approach in future years. At this time, certain financial transaction processing activities have been transitioned to these newly established shared business services centers. The Company does not expect this transition to materially affect its internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Note 13 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2015	670,377	$69.29	609,641	$4,737
May 1 through 31, 2015	1,900,593	$68.03	1,860,000	$4,610
June 1 through 30, 2015	3,204,931	$66.38	3,164,994	$4,400
Total	5,775,901	$67.26	5,634,635

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 141,266 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2015.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10	Amendment No. 2 to the Credit Agreement dated as of July 27, 2015, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the lenders party thereto.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 30, 2015	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 30, 2015	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 30, 2015	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller