Form 10-Q
period 2015-09-30
COLGATE PALMOLIVE CO
filed 2015-10-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	896,922,057	September 30, 2015

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$3,999	$4,379	$12,135	$13,056
Cost of sales	1,652	1,821	5,029	5,422
Gross profit	2,347	2,558	7,106	7,634
Selling, general and administrative expenses	1,347	1,497	4,178	4,548
Other (income) expense, net	(136)	113	—	524
Operating profit	1,136	948	2,928	2,562
Interest (income) expense, net	5	4	19	20
Income before income taxes	1,131	944	2,909	2,542
Provision for income taxes	361	364	940	869
Net income including noncontrolling interests	770	580	1,969	1,673
Less: Net income attributable to noncontrolling interests	44	38	127	121
Net income attributable to Colgate-Palmolive Company	$726	$542	$1,842	$1,552

Earnings per common share, basic	$0.81	$0.59	$2.04	$1.69

Earnings per common share, diluted	$0.80	$0.59	$2.02	$1.68

Dividends declared per common share *	$0.38	$0.36	$1.50	$1.42

* Two dividends were declared in the first quarter of 2015 and 2014.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income including noncontrolling interests	$770	$580	$1,969	$1,673
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(350)	(367)	(635)	(386)
Retirement plans and other retiree benefit adjustments	25	(17)	52	4
Gains (losses) on available-for-sale securities	—	(4)	(8)	(56)
Gains (losses) on cash flow hedges	7	3	4	(1)
Total Other comprehensive income (loss), net of tax	(318)	(385)	(587)	(439)
Total Comprehensive income including noncontrolling interests	452	195	1,382	1,234
Less: Net income attributable to noncontrolling interests	44	38	127	121
Less: Cumulative translation adjustments attributable to noncontrolling interests	(9)	(2)	(9)	(3)
Total Comprehensive income attributable to noncontrolling interests	35	36	118	118
Total Comprehensive income attributable to Colgate-Palmolive Company	$417	$159	$1,264	$1,116

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$1,445	$1,089
Receivables (net of allowances of $58 and $54, respectively)	1,561	1,552
Inventories	1,277	1,382
Other current assets	806	840
Total current assets	5,089	4,863
Property, plant and equipment:
Cost	8,312	8,385
Less: Accumulated depreciation	(4,353)	(4,305)
	3,959	4,080
Goodwill	2,139	2,307
Other intangible assets, net	1,367	1,413
Deferred income taxes	137	76
Other assets	872	720
Total assets	$13,563	$13,459
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$10	$16
Current portion of long-term debt	226	488
Accounts payable	1,109	1,231
Accrued income taxes	340	294
Other accruals	2,252	1,917
Total current liabilities	3,937	3,946
Long-term debt	6,554	5,644
Deferred income taxes	234	261
Other liabilities	2,248	2,223
Total liabilities	12,973	12,074
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,351	1,236
Retained earnings	19,323	18,832
Accumulated other comprehensive income (loss)	(4,085)	(3,507)
Unearned compensation	(8)	(20)
Treasury stock, at cost	(17,792)	(16,862)
Total Colgate-Palmolive Company shareholders’ equity	255	1,145
Noncontrolling interests	335	240
Total shareholders’ equity	590	1,385
Total liabilities and shareholders’ equity	$13,563	$13,459

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities
Net income including noncontrolling interests	$1,969	$1,673
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	337	329
Restructuring and termination benefits, net of cash	68	69
Voluntary benefit plan contribution	—	(2)
Venezuela remeasurement charges	34	327
Charge for a foreign tax matter	—	66
Stock-based compensation expense	104	109
Gain on sale of South Pacific laundry detergent business	(187)	—
Deferred income taxes	(42)	(35)
Cash effects of changes in:
Receivables	(172)	(222)
Inventories	1	(51)
Accounts payable and other accruals	(18)	100
Other non-current assets and liabilities	14	29
Net cash provided by operations	2,108	2,392
Investing Activities
Capital expenditures	(459)	(493)
Purchases of marketable securities and investments	(499)	(232)
Proceeds from sale of marketable securities and investments	398	277
Proceeds from sale of South Pacific laundry detergent business	221	—
Payment for acquisitions, net of cash acquired	(13)	(25)
Other	8	18
Net cash used in investing activities	(344)	(455)
Financing Activities
Principal payments on debt	(6,691)	(6,220)
Proceeds from issuance of debt	7,293	6,597
Dividends paid	(1,033)	(990)
Purchases of treasury shares	(1,196)	(1,119)
Proceeds from exercise of stock options and excess tax benefits	301	295
Net cash used in financing activities	(1,326)	(1,437)
Effect of exchange rate changes on Cash and cash equivalents	(82)	(107)
Net increase in Cash and cash equivalents	356	393
Cash and cash equivalents at beginning of the period	1,089	962
Cash and cash equivalents at end of the period	$1,445	$1,355
Supplemental Cash Flow Information
Income taxes paid	$967	$781

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

On July 22, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU No. 2015-03 does not apply to line-of-credit arrangements. Accordingly, line-of-credit arrangements may continue to present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU No. 2015-03 is effective for the Company beginning January 1, 2016, with early adoption permitted and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

4.	Acquisitions and Divestitures

Sale of Laundry Detergent Business in the South Pacific

In August 2015, the Company completed the previously disclosed sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax gain or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. The funds from the sale will be reinvested to expand the 2012 Restructuring Program (see Note 5, Restructuring and Related Implementation Changes).

Acquisition

On October 3, 2014, the Company acquired an oral care business in Myanmar for $62 in cash plus additional consideration contingent upon achievement of performance targets under a distribution services agreement.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by November 29, 2015. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to December 29, 2015. While these conditions are not expected to be fully satisfied by December 29, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the first half of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended September 30, 2015 and 2014, the Company recorded $0 and $1 of pretax costs ($0 and $1 of aftertax costs), respectively, related to the sale. During the nine months ended September 30, 2015 and 2014, the Company recorded $0 and $4 of pretax costs ($0 and $3 of aftertax costs), respectively, related to the sale.

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

On October 29, 2015, the Company’s Board of Directors approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

2012 Restructuring Program when the additional initiatives under the expanded program are approved. The charges discussed below do not reflect the impact of the expansion.

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). Anticipated pretax charges for 2015 are now expected to approximate $265 to $290 ($195 to $215 aftertax), as compared to the previously disclosed range of $330 to $385 ($245 to $285 aftertax).

The pretax charges related to the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures.

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, by the end of 2016, the 2012 Restructuring Program will contribute a net reduction of approximately 2,700-3,200 positions from the Company’s global employee workforce.

For the three and nine months ended September 30, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$3	$7	$11	$23
Selling, general and administrative expenses	15	13	44	42
Other (income) expense, net	28	35	143	166
Total 2012 Restructuring Program charges, pretax	$46	$55	$198	$231

Total 2012 Restructuring Program charges, aftertax	$35	$41	$142	$167

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2015	2014	2015	2014
North America	21%	9%	17%	9%	11%
Latin America	7%	3%	3%	4%	4%
Europe/South Pacific	17%	17%	13%	18%	25%
Asia	—%	15%	3%	4%	2%
Africa/Eurasia	5%	4%	4%	3%	5%
Hill’s Pet Nutrition	(3)%	6%	5%	9%	7%
Corporate	53%	46%	55%	53%	46%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $944 ($698 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2015
Employee-Related Costs	$384
Incremental Depreciation	66
Asset Impairments	5
Other	489
Total	$944

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the closing of the Morristown, New Jersey personal care facility.
The following tables summarize the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended September 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2015	$94	$—	$—	$137	$231
Charges	22	6	2	16	46
Cash payments	(17)	—	—	(20)	(37)
Charges against assets	(8)	(6)	(2)	—	(16)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2015	$91	$—	$—	$133	$224

	Nine Months Ended September 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	89	15	3	91	198
Cash payments	(61)	—	—	(64)	(125)
Charges against assets	(17)	(15)	(3)	—	(35)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at September 30, 2015	$91	$—	$—	$133	$224

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $8 and $17 for the three and nine months ended September 30, 2015, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $13 and $39, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $5, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2015 are other exit costs related to the consolidation of facilities of $2 and $47, respectively.

6.	Inventories

Inventories by major class are as follows:

	September 30, 2015	December 31, 2014
Raw materials and supplies	$311	$349
Work-in-process	54	55
Finished goods	912	978
Total Inventories	$1,277	$1,382

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2015 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					1,842		127
Other comprehensive income (loss), net of tax						(578)	(9)
Dividends					(1,351)		(23)
Stock-based compensation expense		104
Shares issued for stock options		74		200
Shares issued for restricted stock units		(66)		66
Treasury stock acquired				(1,196)
Other		3	12
Balance, September 30, 2015	$1,466	$1,351	$(8)	$(17,792)	$19,323	$(4,085)	$335

Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,079 and $2,453 at September 30, 2015 and December 31, 2014, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,012 and $1,064 at September 30, 2015 and December 31, 2014, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	September 30, 2015			September 30, 2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$726	900.1	$0.81	$542	913.8	$0.59
Stock options and restricted stock units		6.8			9.0
Diluted EPS	$726	906.9	$0.80	$542	922.8	$0.59

For the three months ended September 30, 2015 and 2014, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 4,389,790 and 1,369,775, respectively.

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,842	904.1	$2.04	$1,552	916.4	$1.69
Stock options and restricted stock units		7.7			9.3
Diluted EPS	$1,842	911.8	$2.02	$1,552	925.7	$1.68

For the nine months ended September 30, 2015 and 2014, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 3,515,898 and 484,913, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2015 and 2014 were as follows:

	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(352)	$(341)	$(362)	$(365)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	14	9	(43)	(26)
Amortization of net actuarial loss, transition and prior service costs (1)	22	16	17	9
Retirement plans and other retiree benefits adjustments	36	25	(26)	(17)
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(7)	(5)	(62)	(40)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	7	5	56	36
Gains (losses) on available-for-sale securities	—	—	(6)	(4)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	16	11	5	2
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(5)	(4)	2	1
Gains (losses) on cash flow hedges	11	7	7	3
Total Other comprehensive income (loss)	$(305)	$(309)	$(387)	$(383)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the three months ended September 30, 2015, these amounts included a pretax loss of $22 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela. For the three months ended September 30, 2014, these amounts included a pretax loss of $52 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluation in the third quarter of 2015. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(4)These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2015 and 2014 were as follows:

	2015		2014
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(628)	$(626)	$(372)	$(383)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	13	8	(40)	(24)
Amortization of net actuarial loss, transition and prior service costs (1)	66	44	45	28
Retirement plans and other retiree benefits adjustments	79	52	5	4
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities (2)	(27)	(18)	(354)	(230)
Reclassification of (gains) losses into net earnings on available-for-sale securities (3)	14	10	267	174
Gains (losses) on available-for-sale securities	(13)	(8)	(87)	(56)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	17	12	(1)	(1)
Reclassification of (gains) losses into net earnings on cash flow hedges (4)	(12)	(8)	(1)	—
Gains (losses) on cash flow hedges	5	4	(2)	(1)
Total Other comprehensive income (loss)	$(557)	$(578)	$(456)	$(436)

(1)These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2)For the nine months ended September 30, 2015, these amounts included a pretax loss of $50 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
For the nine months ended September 30, 2014, these amounts included a pretax loss of $324 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
(3)Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the second and third quarters of 2015 and the first quarter of 2014. See Note 14, Fair Value Measurements and Financial Instruments for additional details.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$4	$5	$5	$2
Interest cost	25	25	6	8	11	11
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(29)	(28)	(6)	(7)	(1)	(1)
Amortization of transition and prior service costs (credits)	—	—	1	—	—	—
Amortization of actuarial loss (gain)	12	11	3	2	6	4
Net periodic benefit cost	$8	$8	$8	$8	$21	$16

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$14	$15	$13	$8
Interest cost	75	76	21	26	34	32
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(87)	(84)	(20)	(22)	(2)	(2)
Amortization of transition and prior service costs (credits)	—	—	2	3	—	—
Amortization of actuarial loss (gain)	36	27	8	3	20	12
Net periodic benefit cost	$25	$20	$25	$25	$64	$49

For the nine months ended September 30, 2015, the Company did not make any voluntary contributions to its U.S. retirement plans. For the nine months ended September 30, 2014, the Company made a voluntary contribution of $2 to its U.S. retirement plans.

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

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. As a result, as required, the Company reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. The Company recorded this $66 income tax charge in the quarter ended September 30, 2014.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $175 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $73. The Company has been disputing the disallowances by appealing the assessments within the internal revenue authority’s appellate process since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level, and now plans to file a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these assessments vigorously.

In July 2002, the Brazilian Federal Public Attorney filed a civil action against the federal government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (the Brazilian subsidiary of the Seller) and the Company, as represented by its Brazilian subsidiary, in the 6th. Lower Federal Court in the City of São Paulo, seeking to annul an April 2000 decision by the Brazilian Board of Tax Appeals that found in favor of the Seller’s Brazilian subsidiary on the issue of whether it had incurred taxable capital gains as a result of the divestiture of Kolynos. The action seeks to make the Company’s Brazilian subsidiary jointly and severally liable for any tax due from the Seller’s Brazilian subsidiary. The case has been pending since 2002, and the Lower Federal Court has not issued a decision. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the Company should ultimately prevail in this action. The Company is challenging this action vigorously.

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $46, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company has been disputing the assessment within the internal revenue authority’s administrative appeals process. In November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s most recent appeal. Further appeals are available both at the administrative level and within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail on appeal, if not at the administrative level, in the Brazilian federal courts. The Company is challenging this assessment vigorously.

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

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations, and, in some cases, fines, by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

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

As of September 30, 2015, the following formal claim of violations is pending against the Company:

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

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. The Company is challenging these cases vigorously. Twenty-three cases filed against the Company have been voluntarily dismissed and/or had final judgment entered in favor of the Company. In addition, the Company has settled eight cases for amounts that are not material to the Company’s results of operations.

There are 32 additional individual cases pending against the Company in state and federal courts in California, Delaware, the District of Columbia, Illinois, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, South Carolina and Wisconsin. Nineteen of these cases have been filed against the Company since the quarter ended June 30, 2015; all but one of these cases have multiple defendants named in addition to the Company. Some of the cases are expected to go to trial in 2015. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

N8

The Company is a defendant in a lawsuit pending in Utah federal court brought by N8 Medical, Inc. (“N8 Medical”), Brigham Young University (“BYU”), and N8 Pharmaceuticals, Inc. (“N8 Pharma”) (collectively “plaintiffs”). The complaint, originally filed in November 2013, alleges breach of contract and other torts arising out of the Company’s evaluation of a technology owned by BYU and licensed, at various times, to Ceragenix Pharmaceuticals, Inc., now in bankruptcy, N8 Medical and N8 Pharma.

In the third quarter of 2015, plaintiffs completed a submission of documents in the litigation alleging damages of approximately $2,500. The Company and its legal counsel believe these damages allegations are without merit and are vigorously challenging them and defending this case on its merits.

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

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales
Oral, Personal and Home Care
North America	$791	$789	$2,360	$2,344
Latin America	1,064	1,194	3,277	3,577
Europe/South Pacific	728	886	2,200	2,624
Asia	624	634	1,908	1,916
Africa/Eurasia	246	310	754	916
Total Oral, Personal and Home Care	3,453	3,813	10,499	11,377
Pet Nutrition	546	566	1,636	1,679
Total Net sales	$3,999	$4,379	$12,135	$13,056

Operating profit
Oral, Personal and Home Care
North America	$258	$240	$699	$687
Latin America	300	330	929	931
Europe/South Pacific	206	237	573	681
Asia	195	187	569	558
Africa/Eurasia	44	60	128	177
Total Oral, Personal and Home Care	1,003	1,054	2,898	3,034
Pet Nutrition	157	149	450	439
Corporate	(24)	(255)	(420)	(911)
Total Operating profit	$1,136	$948	$2,928	$2,562

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

For the three months ended September 30, 2015, Corporate Operating profit (loss) includes charges of $46 related to the 2012 Restructuring Program, a charge of $18 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. For the nine months ended September 30, 2015, Corporate Operating profit (loss) includes charges of $198 related to the 2012 Restructuring Program, charges of $34 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of effective devaluations and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific.

For the three months ended September 30, 2014, Corporate Operating profit (loss) included charges of $55 related to the 2012 Restructuring Program, a charge of $61 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation, costs of $1 related to the sale of land in Mexico and a charge of $11 for a European competition law matter. For the nine months ended September 30, 2014, Corporate Operating profit (loss) included charges of $231 related to the 2012 Restructuring Program, charges of $327 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of effective devaluations, costs of $4 related to the sale of land in Mexico and a charge of $11 for a European competition law matter.

For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 15, Venezuela. For further information regarding the sale of land in Mexico and the sale of the Company’s laundry detergent business in the South Pacific, refer to Note 4, Acquisitions and Divestitures. For further information regarding the European competition law matter, refer to Note 12, Contingencies.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2015 and December 31, 2014:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/15	12/31/14		9/30/15	12/31/14
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	19	12	Other liabilities	—	2
Foreign currency contracts	Other current assets	34	21	Other accruals	8	4
Foreign currency contracts	Other assets	102	60	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	—	1
Total designated		$155	$94		$8	$7

Derivatives not designated
Foreign currency contracts	Other assets	$11	$8	Other liabilities	$—	$—
Total not designated		$11	$8		$—	$—

Total derivative instruments		$166	$102		$8	$7

Other financial instruments
Marketable securities	Other current assets	$146	$200
Note receivable	Other current assets	36	42
Available-for-sale securities	Other assets	370	322
Total other financial instruments		$552	$564

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2015 and December 31, 2014. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2015 and December 31, 2014, was $7,016 and $6,346, respectively, and the related carrying value was $6,780 and $6,132, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and nine months ended September 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$899	$1,438	$2,337	$1,372	$1,438	$2,810
Three months ended September 30:
Gain (loss) on derivatives	(1)	7	6	7	(9)	(2)
Gain (loss) on hedged items	1	(7)	(6)	(7)	9	2
Nine months ended September 30:
Gain (loss) on derivatives	(4)	9	5	9	(12)	(3)
Gain (loss) on hedged items	4	(9)	(5)	(9)	12	3

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended September 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$735	$10	$745	$509	$11	$520
Three months ended September 30:
Gain (loss) recognized in OCI	17	(1)	16	8	(3)	5
Gain (loss) reclassified into Cost of sales	5	—	5	(1)	(1)	(2)
Nine months ended September 30:
Gain (loss) recognized in OCI	18	(1)	17	1	(2)	(1)
Gain (loss) reclassified into Cost of sales	13	(1)	12	—	1	1

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

Activity related to net investment hedges recorded during the three and nine months ended September 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$729	$800	$1,529	$669	$—	$669
Three months ended September 30:
Gain (loss) on instruments	31	(2)	29	44	1	45
Gain (loss) on hedged items	(32)	2	(30)	(44)	(1)	(45)
Nine months ended September 30:
Gain (loss) on instruments	64	23	87	44	4	48
Gain (loss) on hedged items	(65)	(23)	(88)	(44)	(4)	(48)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Derivatives not designated as hedging instruments also include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the nine months ended September 30, 2015.

Activity related to these contracts during the three and nine months ended September 30, 2015 and 2014 was as follows:

	2015			2014
	Foreign Currency Contracts	Cross-currency Swap	Total	Foreign Currency Contracts	Cross-currency Swap	Total
Notional Value at September 30,	$—	$102	$102	$—	$102	$102
Three months ended September 30:
Gain (loss) on instruments	6	3	9	—	5	5
Gain (loss) on hedged items	—	(3)	(3)	—	(5)	(5)
Nine months ended September 30:
Gain (loss) on instruments	7	2	9	—	2	2
Gain (loss) on hedged items	—	(2)	(2)	—	(2)	(2)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities and a fixed interest rate note receivable. Marketable securities consist of bank deposits of $108 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Venezuelan government (Level 2 valuation) in the amount of $38. As more fully discussed below, the long-term portion of these bonds in the amount of $370 is included in Other assets. The fixed interest rate note receivable of $36 is carried at cost, which approximated fair value as of September 30, 2015.

Through its subsidiary in Venezuela, the Company is invested in U.S. dollar-linked, devaluation-protected bonds and bolivar-denominated fixed interest rate bonds, both of which are issued by the Venezuelan government. These bonds are actively traded and, therefore, are considered Level 2 investments as their values are determined based upon observable market-based inputs or unobservable inputs that are corroborated by market data. As of September 30, 2015, the fair market value of the Company’s U.S. dollar-linked devaluation-protected bonds and bolivar-denominated fixed interest rate bonds was $64 and $344, respectively. These bonds are considered available-for-sale securities and, as noted above, the long-term portion in the amount of $370 is included in Other assets.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the nine months ended September 30, 2015 and 2014:

	2015	2014
Beginning balance as of January 1,	$399	$685
Unrealized gain (loss) on investment	(27)	(354)
Purchases and sales during the period	36	54
Ending balance as of September 30,	$408	$385

Unrealized loss on investment for the nine months ended September 30, 2015 consisted primarily of a loss in the amount of $50 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the second and third quarters of 2015. Unrealized loss on investment for the nine months ended September 30, 2014 consisted primarily of a loss in the amount of $324 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the first and third quarters of 2014. For further information regarding Venezuela, refer to Note 15, Venezuela.

Other assets also include $48 of fixed income securities maturing in 2016 and 2017 with an approximate fair value of $53 as of September 30, 2015. These securities are considered held-to-maturity and are carried at amortized cost.

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

The Company remeasures the financial statements of CP Venezuela at the end of each month at the rate at which it expects to remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. During the third quarter of 2015, the SICAD rate devalued to 13.50 bolivares per dollar as of September 30, 2015 from 12.80 bolivares per dollar as of June 30, 2015. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at September 30, 2015 at the rate of 13.50 bolivares per dollar and, as a result, incurred a pretax loss of $18 ($12 aftertax loss or $0.01 per diluted common share).

During the second quarter of 2015, the SICAD rate devalued to 12.80 bolivares per dollar as of June 30, 2015 from 12.00 bolivares per dollar. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate of 12.80 bolivares per dollar and, as a result, incurred a pretax loss of $16 ($10 aftertax loss or $0.01 per diluted common share).

During 2014, there were several effective devaluations and each quarter, the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate, which was 12.00 bolivares per dollar in the third quarter of 2014, 10.60 bolivares per dollar in the second quarter of 2014 and 10.70 bolivares per dollar in the first quarter of 2014. Prior to the first quarter of 2014, the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the official exchange rate, which was 6.30 bolivares per dollar at December 31, 2013. As a result of these remeasurements, the Company incurred pretax losses of $61 ($40 aftertax loss or $0.04 per diluted common share) in the third quarter of 2014 and $266 ($174 aftertax losses or $0.19 per diluted common share) in the first quarter of 2014. The impact of the remeasurement during the second quarter of 2014 was insignificant in relation to the Company’s consolidated Net income.

Included in the remeasurement losses during the second and third quarters of 2015 and the first and third quarters of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the rate available on the SICAD currency market but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Although access to U.S. dollars in Venezuela is challenging, because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials. Gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid. The decline in the price of oil has contributed to a reduced availability of U.S. dollars in Venezuela and CP Venezuela’s supply of U.S. dollars to fund imports has become even more limited and sporadic in 2015.

Although the SIMADI market was accessible to CP Venezuela, it did not participate in that market through September 30, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited and the exchange rate at September 30, 2015 was 199.42 bolivares per dollar.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the nine months ended September 30, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales. At September 30, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $594. This amount includes the devaluation-protected bonds issued by the Venezuelan government. CP Venezuela’s net non-monetary assets were $310 at September 30, 2015, including $229 of fixed assets, that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports. At September 30, 2015, the Company’s total investment in CP Venezuela was $1,014, which included intercompany payables of CP Venezuela.

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

During the third quarter of 2015, the SICAD rate devalued to 13.50 bolivares per dollar as of September 30, 2015 from 12.80 bolivares per dollar as of June 30, 2015. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at September 30, 2015 at the rate of 13.50 bolivares per dollar and, as a result, incurred a pretax loss of $18 ($12 aftertax loss or $0.01 per diluted common share). During the second quarter of 2015, the SICAD rate devalued to 12.80 bolivares per dollar as of June 30, 2015 from 12.00 bolivares per dollar. The Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate of 12.80 bolivares per dollar and, as a result, incurred a pretax loss of $16 ($10 aftertax loss or $0.01 per diluted common share). Included in the remeasurement losses were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds. The remeasurement losses incurred in the second and third quarters of 2015 are referred to as the “2015 Venezuela Remeasurements.”

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

During 2014, there were several effective devaluations and each quarter, the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate, which was 12.00 bolivares per dollar in the third quarter of 2014, 10.60 bolivares per dollar in the second quarter of 2014 and 10.70 bolivares per dollar in the first quarter of 2014. Prior to the first quarter of 2014, the Company remeasured CP Venezuela’s local currency-denominated net monetary assets at the official exchange rate, which was 6.30 bolivares per dollar at December 31, 2013. As a result of these remeasurements, the Company incurred pretax losses of $61 ($40 aftertax loss or $0.04 per diluted common share) in the third quarter of 2014 and $266 ($174 aftertax losses or $0.19 per diluted common share) in the first quarter of 2014. The impact of the remeasurement during the second quarter of 2014 was insignificant in relation to the Company’s consolidated Net income. Included in the remeasurement losses during the first and third quarters of 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. The net remeasurement losses incurred in 2014 are referred to as the “2014 Venezuela Remeasurements.” The 2015 Venezuela Remeasurements and the 2014 Venezuela Remeasurements are referred to together as the “Venezuela Remeasurements.”

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

During the third quarter of 2014, the Venezuelan government approved price increases for the majority of CP Venezuela’s product portfolio, which were implemented in the fourth quarter of 2014.

CP Venezuela funds its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Although access to U.S. dollars in Venezuela is challenging, because most of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar has generally been sufficient to settle most of its U.S. dollar obligations for imported materials. Gains related to such transactions are recorded when the funds are authorized by CENCOEX and the liabilities are paid. CP Venezuela did not participate in the SICAD currency market during the nine months ended September 30, 2015. Although the SIMADI market was accessible to CP Venezuela, it did not participate in that market through September 30, 2015. Since its inception, the volume of transactions in the SIMADI market as a whole has been very limited, and the exchange rate at September 30, 2015 was 199.42 bolivares per dollar. In 2014, CP Venezuela was invited to participate in the SICAD currency market during the second and fourth quarters and received less than $1 in each of those quarters at rates of 10.50 bolivares per dollar and 12.00 bolivares per dollar, respectively.

CP Venezuela’s difficulty in accessing U.S. dollars to support its operations has had and is expected to continue to have an adverse effect on the business. The decline in the price of oil has contributed to the reduced availability of U.S. dollars in Venezuela and CP Venezuela’s supply of U.S. dollars to fund imports has become even more limited and sporadic in 2015. If CP Venezuela is unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods and instead needs to access the SIMADI market, which may not have sufficient liquidity to cover CP Venezuela’s need for U.S. dollars, it could significantly impact the Company’s operations in Venezuela.

For the nine months ended September 30, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales and approximately 2% of the Company’s consolidated Operating profit excluding the impacts of the 2015 Venezuela Remeasurements, charges related to the 2012 Restructuring Program and a gain on the sale of the Company’s laundry detergent business in the South Pacific. At September 30, 2015, CP Venezuela’s local currency-denominated net monetary asset position, which would be subject to remeasurement in the event of further changes in the SICAD rate, was $594. This amount includes the devaluation-protected bonds issued by the Venezuelan government. If the Company had to use the SIMADI rate to remeasure CP Venezuela’s local currency-denominated net monetary asset position at September 30, 2015, which could occur if CP Venezuela were unable to obtain sufficient U.S. dollars from CENCOEX or the SICAD market to fund its requirements for imported goods, the Company would have incurred a remeasurement loss related to CP Venezuela’s local currency-denominated net monetary assets of approximately $556 ($362 aftertax loss, or $0.40 per diluted common share). CP Venezuela’s net non-monetary assets were $310 at September 30, 2015, including $229 of fixed assets, that could be subject to impairment if CP Venezuela is not able to implement further price increases to offset the impacts of continued high inflation or further devaluations, or if it does not have sufficient access to U.S. dollars from CENCOEX or the SICAD market to fund imports.

The Company continuously monitors factors such as CP Venezuela’s ability to access and transact in the various exchange mechanisms currently in place and the current political and economic environment in Venezuela. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s business in Venezuela and the Company’s ability to effectively make key operational decisions in regard to its Venezuelan operations. This could result in an impairment of the Company’s investment in CP Venezuela or a decision by the Company to deconsolidate its Venezuelan operations. A decision by the Company to deconsolidate its operations in Venezuela would be driven by the inability, on an ongoing basis, of CP Venezuela to exchange bolivares for U.S. dollars and the imposition of significant additional restrictions on the Company’s ability to make key operational decisions regarding its business in Venezuela, such as its ability to manage CP Venezuela’s capital structure, material sourcing, product pricing and labor relations. Based on the Company’s evaluation of such factors as of September 30, 2015, it continued to consolidate CP Venezuela. At September 30, 2015, the Company’s total investment in CP Venezuela was $1,014, which included intercompany payables of CP Venezuela. The Company continues to actively manage its investment in and limit its exposure to Venezuela.

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

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), exclusive of the expansion approved in October 2015 (discussed below). Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be approximately $405 to $475 pretax ($340 to $390 aftertax) annually by the end of the fourth year of the program, exclusive of the expansion approved in October 2015.

In the three and nine months ended September 30, 2015, the Company incurred aftertax costs of $35 and $142, respectively, associated with the 2012 Restructuring Program.

Recognizing the macroeconomic challenges around the world and the Company’s successful implementation of the 2012 Restructuring Program to date, on October 29, 2015, the Company’s Board of Directors approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific (discussed below) to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved.

For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In August 2015, the Company completed the previously disclosed sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax gain or $0.13 per diluted share). The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale will be reinvested to expand the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by November 29, 2015. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to December 29, 2015. While these conditions are not expected to be fully satisfied by December 29, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the first half of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,999 in the third quarter of 2015, down 8.5% from the third quarter of 2014, as volume growth of 1.0% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 13.0%. Divestments decreased volume by 0.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.0% in the third quarter of 2015.

Net sales in the Oral, Personal and Home Care product segment were $3,453 in the third quarter of 2015, down 9.5% from the third quarter of 2014, as volume growth of 0.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 13.5%. Divestments decreased volume by 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the third quarter of 2015.

The Company’s share of the global toothpaste market was 44.7% on a year-to-date basis, up 0.7 share points from the year ago period, and its share of the global manual toothbrush market was 34.5% on a year-to-date basis, up 0.7 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America, Europe/South Pacific and Africa/Eurasia and down in Asia versus the comparable 2014 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Europe/South Pacific and down in Asia and Africa/Eurasia versus the comparable 2014 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $546 in the third quarter of 2015, down 3.5% from the third quarter of 2014, as volume growth of 2.5% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 9.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the third quarter of 2015.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 8% to $2,347 in the third quarter of 2015 from $2,558 in the third quarter of 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in the third quarter of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Gross profit decreased to $2,350 in the third quarter of 2015 from $2,566 in the third quarter of 2014 due to lower Net sales ($223), as the growth in organic sales was more than offset by the impact of negative foreign exchange, partially offset by higher Gross profit margin ($7).

Worldwide Gross profit margin increased to 58.7% in the third quarter of 2015 from 58.4% in the third quarter of 2014.  Excluding the items described above in both periods as applicable, Gross profit margin increased by 20 basis points (bps) to 58.8% in the third quarter of 2015 from 58.6% in the third quarter of 2014, as cost savings from the Company’s funding-the-growth initiatives (250 bps) and the 2012 Restructuring Program (20 bps) and higher pricing (140 bps) were partially offset by higher raw and packaging material costs (390 bps), driven by significant foreign exchange transaction costs.

	Three Months Ended September 30,
	2015	2014
Gross profit, GAAP	$2,347	$2,558
2012 Restructuring Program	3	7
Costs related to the sale of land in Mexico	—	1
Gross profit, non-GAAP	$2,350	$2,566

	Three Months Ended September 30,
	2015	2014	Basis Point Change
Gross profit margin, GAAP	58.7%	58.4%	30
2012 Restructuring Program	0.1	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.8%	58.6%	20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10% to $1,347 in the third quarter of 2015 from $1,497 in the third quarter of 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $1,332 in the third quarter of 2015 from $1,484 in the third quarter of 2014, reflecting decreased advertising investment of $100 and lower overhead expenses of $52.

Selling, general and administrative expenses as a percentage of Net sales decreased to 33.7% in the third quarter of 2015 from 34.2% in the third quarter of 2014. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 33.3% in the third quarter of 2015, a decrease of 60 bps as compared to the third quarter of 2014. This decrease was a result of decreased advertising investment as a percentage of Net sales (160 bps), partially offset by higher overhead expenses (100 bps). In the third quarter of 2015, advertising investment decreased 23.4% to $328, as compared with $428 in the third quarter of 2014, and decreased as a percentage of Net sales to 8.2% in the third quarter of 2015 from 9.8% in the third quarter of 2014, in part reflecting a shift from advertising investment to in-store promotional activities.

	Three Months Ended September 30,
	2015	2014
Selling, general and administrative expenses, GAAP	$1,347	$1,497
2012 Restructuring Program	(15)	(13)
Selling, general and administrative expenses, non-GAAP	$1,332	$1,484

	Three Months Ended September 30,
	2015	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	33.7%	34.2%	(50)
2012 Restructuring Program	(0.4)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	33.3%	33.9%	(60)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $(136) in the third quarter of 2015, as compared to $113 in the third quarter of 2014. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and the Venezuela Remeasurements. Other (income) expense, net in the third quarter of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Other (income) expense, net in the third quarter of 2014 also included a charge for a European competition law matter. Excluding these items in both periods as applicable, Other (income) expense, net was $5 in the third quarter of 2015, as compared to $6 in the third quarter of 2014.

	Three Months Ended September 30,
	2015	2014
Other (income) expense, net, GAAP	$(136)	$113
2012 Restructuring Program	(28)	(35)
Venezuela remeasurement charges	(18)	(61)
Gain on sale of South Pacific laundry detergent business	187	—
Charge for a European competition law matter	—	(11)
Other (income) expense, net, non-GAAP	$5	$6

Operating Profit

Operating profit increased 20% to $1,136 in the third quarter of 2015 from $948 in the third quarter of 2014. Operating profit in both periods included charges related to the 2012 Restructuring Program and the Venezuela Remeasurements. Operating profit in the third quarter of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Operating profit in the third quarter of 2014 also included a charge for a European competition law matter and costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Operating profit decreased 6% to $1,013 in the third quarter of 2015 from $1,076 in the third quarter of 2014, primarily due to lower Gross profit which was partially offset by the decrease in Selling, general and administrative expenses.

Operating profit margin was 28.4% in the third quarter of 2015, an increase of 680 bps compared to 21.6% in the third quarter of 2014. Excluding the items described above in both periods as applicable, Operating profit margin increased 70 bps to 25.3% in the third quarter of 2015 as compared to 24.6% in the third quarter of 2014. This increase in Operating profit margin was primarily due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (60 bps) and an increase in Gross profit margin (20 bps).

	Three Months Ended September 30,
	2015	2014	% Change
Operating profit, GAAP	$1,136	$948	20%
2012 Restructuring Program	46	55
Venezuela remeasurement charges	18	61
Gain on sale of South Pacific laundry detergent business	(187)	—
Costs related to the sale of land in Mexico	—	1
Charge for a European competition law matter	—	11
Operating profit, non-GAAP	$1,013	$1,076	(6)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2015	2014	Basis Point Change
Operating profit margin, GAAP	28.4%	21.6%	680
2012 Restructuring Program	1.1	1.3
Venezuela remeasurement charges	0.5	1.4
Gain on sale of South Pacific laundry detergent business	(4.7)	—
Costs related to the sale of land in Mexico	—	—
Charge for a European competition law matter	—	0.3
Operating profit margin, non-GAAP	25.3%	24.6%	70

Interest (Income) Expense, Net

Interest (income) expense, net was $5 in the third quarter of 2015 as compared to $4 in the third quarter of 2014, primarily due to higher debt levels as a result of the debt issuances in the second and third quarters of 2015.

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2015 increased to $726 from $542 in the third quarter of 2014, and Earnings per common share on a diluted basis increased to $0.80 per share in the third quarter of 2015 from $0.59 per share in the third quarter of 2014. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program and the Venezuela Remeasurements. Net income attributable to Colgate-Palmolive Company in the third quarter of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Net income attributable to Colgate-Palmolive Company in the third quarter of 2014 also included a charge for a European competition law matter, a charge for a foreign tax matter (see “Income Taxes” below) and costs related to the sale of land in Mexico.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2015 decreased 7% to $653 and Earnings per common share on a diluted basis decreased 5% to $0.72.

	Three Months Ended September 30,
	2015	2014	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$726	$542	34%
2012 Restructuring Program	35	41
Venezuela remeasurement charges	12	40
Gain on sale of South Pacific laundry detergent business	(120)	—
Costs related to the sale of land in Mexico	—	1
Charge for a foreign tax matter	—	66
Charge for a European competition law matter	—	11
Net income attributable to Colgate-Palmolive Company, non-GAAP	$653	$701	(7)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2015	2014	% Change
Earnings per common share, diluted, GAAP	$0.80	$0.59	36%
2012 Restructuring Program	0.04	0.05
Venezuela remeasurement charges	0.01	0.04
Gain on sale of South Pacific laundry detergent business	(0.13)	—
Charge for a foreign tax matter	—	0.07
Charge for a European competition law matter	—	0.01
Earnings per common share, diluted, non-GAAP	$0.72	$0.76	(5)%

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$791	$789	0.5%
Operating profit	$258	$240	8%
% of Net sales	32.6%	30.4%	220	bps

Net sales in North America increased 0.5% in the third quarter of 2015 to $791 driven by volume growth of 2.5% which was partially offset by net selling price decreases of 0.5% and negative foreign exchange of 1.5%. Organic sales in North America increased 2.0% in the third quarter of 2015.

The increase in organic sales in North America in the third quarter of 2015 versus the third quarter of 2014 was driven by Oral Care with strong organic sales in the manual toothbrush and toothpaste categories. Personal Care and Home Care also contributed to organic sales growth. Personal Care organic sales growth was driven by gains in the liquid hand soap category. Home Care organic sales growth was due to strong organic sales in the fabric softener category.

Operating profit in North America increased 8% in the third quarter of 2015 to $258, or 220 bps to 32.6% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (70 bps) and a decrease in Selling, general and administrative expenses (180 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (220 bps), which were partially offset by higher costs (120 bps), which included higher raw and packaging material costs, and lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (180 bps), in part reflecting a shift in advertising investment to in-store promotional activities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$1,064	$1,194	(11.0)%
Operating profit	$300	$330	(9)%
% of Net sales	28.2%	27.6%	60	bps

Net sales in Latin America decreased 11.0% to $1,064 in the third quarter of 2015. Net selling price increases of 12.0% were more than offset by volume declines of 1.0% and negative foreign exchange of 22.0%. Organic sales in Latin America increased 11.0% in the third quarter of 2015. Volume declines in Venezuela and Brazil were partially offset by volume gains in Mexico, Argentina and Colombia.

The increase in organic sales in Latin America in the third quarter of 2015 versus the third quarter of 2014 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. Personal Care organic sales growth was driven by gains in the bar soap and underarm protection categories. The increase in Home Care organic sales was due to strong growth in the liquid cleaners category.

Operating profit in Latin America decreased 9% in the third quarter of 2015 to $300, while as a percentage of Net sales, it increased 60 bps to 28.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (80 bps), partially offset by a decrease in Gross profit (40 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (780 bps), driven by foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps) and the 2012 Restructuring Program (30 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (90 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$728	$886	(18.0)%
Operating profit	$206	$237	(13)%
% of Net sales	28.3%	26.7%	160	bps

Net sales in Europe/South Pacific decreased 18.0% in the third quarter of 2015 to $728. The decrease was due to volume declines of 1.0%, net selling price decreases of 2.0% and negative foreign exchange of 15.0%. Excluding the impact of the divested laundry detergent business in the South Pacific, volume increased 1.0% in the third quarter of 2015, led by volume gains in Poland, France and Australia, which were partially offset by volume declines in Germany and Austria. Organic sales in Europe/South Pacific decreased 1.0% in the third quarter of 2015.

The decrease in organic sales in Europe/South Pacific in the third quarter of 2015 versus the third quarter of 2014 was due to a decline in Oral Care and Home Care organic sales. The decrease in Oral Care organic sales was due to a decline in organic sales in the toothpaste and mouthwash categories, partially offset by an increase in organic sales in the manual toothbrush category. The decrease in Home Care organic sales was due to a decline in organic sales in the liquid cleaners category.

Operating profit in Europe/South Pacific decreased 13% in the third quarter of 2015 to $206, while as a percentage of Net sales, it increased 160 bps to 28.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (180 bps) as a percentage of Net sales. Gross profit as a percentage of Net sales was even with the third quarter of 2014, as cost savings from the Company’s funding-the-growth initiatives (250 bps) and the 2012 Restructuring Program (70 bps) were offset by higher raw and packaging material costs (280 bps), driven by foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. The decrease in Selling, general and administrative expenses as a percentage of Net sales was due to lower advertising investment (270 bps), in part reflecting a shift in advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (90 bps).

Asia

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$624	$634	(1.5)%
Operating profit	$195	$187	4%
% of Net sales	31.3%	29.5%	180	bps

Net sales in Asia decreased 1.5% in the third quarter of 2015 to $624. Volume growth of 5.5% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 6.0%. Acquisitions contributed 0.5% to volume. Organic sales in Asia grew 4.0% in the third quarter of 2015. Volume gains were led by the Greater China region, India and the Philippines.

The increase in organic sales in Asia in the third quarter of 2015 versus the third quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Asia increased 4% in the third quarter of 2015 to $195, or 180 bps to 31.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (70 bps) and a decrease in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (320 bps), which were partially offset by higher costs (230 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (110 bps), in part reflecting a shift in advertising investment to in-store promotional activities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$246	$310	(20.5)%
Operating profit	$44	$60	(27)%
% of Net sales	17.9%	19.4%	(150)	bps

Net sales in Africa/Eurasia decreased 20.5% in the third quarter of 2015 to $246. Net selling price increases of 7.5% were more than offset by volume declines of 3.0% and negative foreign exchange of 25.0%. Divestments decreased volume by 0.5%. Organic sales in Africa/Eurasia grew 5.0% in the third quarter of 2015. Volume declines in the Central Asia/Caucasus region and Ukraine were partially offset by volume gains in the Sub-Saharan Africa region and South Africa.

The increase in organic sales in Africa/Eurasia in the third quarter of 2015 versus the third quarter of 2014 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 27% in the third quarter of 2015 to $44, or 150 bps to 17.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (300 bps), partially offset by a decrease in Selling, general and administrative expenses (180 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (970 bps), driven by higher foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (340 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (200 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2015	2014	Change
Net sales	$546	$566	(3.5)%
Operating profit	$157	$149	5%
% of Net sales	28.8%	26.3%	250	bps

Net sales for Hill’s Pet Nutrition decreased 3.5% in the third quarter of 2015 to $546. Volume growth of 2.5% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 9.0%. Organic sales in Hill’s Pet Nutrition increased 5.5% in the third quarter of 2015. Volume gains were led by the United States and Japan.

The increase in organic sales in the third quarter of 2015 versus the third quarter of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Operating profit in Hill’s Pet Nutrition increased 5% in the third quarter of 2015 to $157, or 250 bps to 28.8% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (140 bps) and a decrease in Selling, general and administrative expenses (180 bps), partially offset by an increase in Other (income) expense, net (70 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to the Company’s funding-the-growth initiatives (230 bps) and higher pricing, partially offset by higher raw and packaging material costs (200 bps), driven by higher foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment. This increase in Other (income) expense, net was in part due to the expiration of a foreign sales tax exemption.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2015	2014	Change
Operating profit (loss)	$(24)	$(255)	(91)%

Operating profit (loss) related to Corporate was ($24) in the third quarter of 2015 as compared to ($255) in the third quarter of 2014. In the third quarter of 2015, Corporate Operating profit (loss) included charges of $46 related to the 2012 Restructuring Program, charges of $18 related to the 2015 Venezuela Remeasurements and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. In the third quarter of 2014, Corporate Operating profit (loss) included charges of $55 related to the 2012 Restructuring Program, a charge of $61 related to the 2014 Venezuela Remeasurements, costs of $1 related to the sale of land in Mexico and a charge of $11 for a European competition law matter.

Nine Months

Worldwide Net sales were $12,135 in the first nine months of 2015, down 7.0% from the first nine months of 2014, as volume growth of 2.0% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 12.0%. Organic sales increased 5.0% in the first nine months of 2015.

Net sales in the Oral, Personal and Home Care product segment were $10,499 in the first nine months of 2015, down 7.5% from the first nine months of 2014, as volume growth of 1.5% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 12.0%. Divestments decreased volume by 0.5% and acquisitions contributed 0.5% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first nine months of 2015.

The increase in organic sales in the first nine months of 2015 versus the first nine months of 2014 was driven by an increase in Oral Care organic sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care and Home Care also contributed to organic sales growth. The increase in Personal Care organic sales was due to strong growth in the shower gel, bar soap and underarm protection categories. Home Care organic sales growth was driven by gains in the fabric softener and liquid cleaners categories.

Net sales for the Hill’s Pet Nutrition segment were $1,636 in the first nine months of 2015, down 2.5% from the first nine months of 2014, as volume growth of 3.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 8.5%. Organic sales increased 6.0% in the first nine months of 2015.

The increase in organic sales in the first nine months of 2015 versus the first nine months of 2014 was driven by continued organic sales growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net sales and Operating profit by segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2015	2014
Net sales
Oral, Personal and Home Care
North America	$2,360	$2,344
Latin America	3,277	3,577
Europe/South Pacific	2,200	2,624
Asia	1,908	1,916
Africa/Eurasia	754	916
Total Oral, Personal and Home Care	10,499	11,377
Pet Nutrition	1,636	1,679
Total Net sales	$12,135	$13,056

Operating profit
Oral, Personal and Home Care
North America	$699	$687
Latin America	929	931
Europe/South Pacific	573	681
Asia	569	558
Africa/Eurasia	128	177
Total Oral, Personal and Home Care	2,898	3,034
Pet Nutrition	450	439
Corporate	(420)	(911)
Total Operating profit	$2,928	$2,562

Within the Oral, Personal and Home Care product segment, North America Net sales increased 0.5%, driven by volume growth of 2.0%, which was partially offset by negative foreign exchange of 1.5%. Organic sales in North America increased 2.0%. Latin America Net sales decreased 8.5% as net selling price increases of 10.0% were more than offset by negative foreign exchange of 18.5%. Organic sales in Latin America increased 10.0%. Europe/South Pacific Net sales decreased 16.0% as volume growth of 3.0% was more than offset by net selling price decreases of 3.0% and negative foreign exchange of 16.0%. Divestments decreased volume by 0.5%. Organic sales in Europe/South Pacific increased 0.5%. Asia Net sales decreased 0.5% as volume growth of 4.0% was more than offset by net selling price decreases of 0.5% and negative foreign exchange of 4.0%. Acquisitions contributed 0.5% to volume. Organic sales in Asia increased 3.0%. Africa/Eurasia Net sales decreased 17.5%, as net selling price increases of 7.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 23.5%. Organic sales in Africa/Eurasia increased 6.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2015, Operating profit (loss) related to Corporate was ($420) as compared to ($911) in the first nine months of 2014. In the first nine months of 2015, Corporate Operating profit (loss) included charges of $198 related to the 2012 Restructuring Program and $34 related to the 2015 Venezuela Remeasurements, partially offset by a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. In the first nine months of 2014, Corporate Operating profit (loss) included charges of $231 related to the 2012 Restructuring Program, $327 related to the 2014 Venezuela Remeasurements and $11 for a European competition law matter and costs of $4 related to the sale of land in Mexico.

Gross Profit/Margin

Worldwide Gross profit decreased 7% to $7,106 in the first nine months of 2015 from $7,634 in the first nine months of 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in the first nine months of 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Gross profit decreased to $7,117 in the first nine months of 2015 from $7,661 in the first nine months of 2014, due to lower Net sales ($541), as the growth in organic sales was more than offset by the impact of negative foreign exchange, and lower Gross profit margin ($3).

Worldwide Gross profit margin was 58.6% in the first nine months of 2015 as compared to 58.5% in the first nine months of 2014. Excluding the items described above in both periods as applicable, Gross profit margin decreased by 10 bps to 58.6% in the first nine months of 2015, from 58.7% in the first nine months of 2014, as cost savings from the Company’s funding-the-growth initiatives (200 bps) and the 2012 Restructuring Program (20 bps) and higher pricing (110 bps) were more than offset by higher costs (350 bps), which included higher raw and packaging material costs, driven by significant foreign exchange transaction costs.

	Nine Months Ended September 30,
	2015	2014
Gross profit, GAAP	$7,106	$7,634
2012 Restructuring Program	11	23
Costs related to the sale of land in Mexico	—	4
Gross profit, non-GAAP	$7,117	$7,661

	Nine Months Ended September 30,
	2015	2014	Basis Point Change
Gross profit margin, GAAP	58.6%	58.5%	10
2012 Restructuring Program	—	0.2
Costs related to the sale of land in Mexico	—	—
Gross profit margin, non-GAAP	58.6%	58.7%	(10)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $4,178 in the first nine months of 2015 from $4,548 in the first nine months of 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $4,134 in the first nine months of 2015 from $4,506 in the first nine months of 2014, reflecting decreased advertising investment of $206 and lower overhead expenses of $166.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.4% in the first nine months of 2015 from 34.8% in the first nine months of 2014. Excluding charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.1%, a decrease of 40 bps as compared to the first nine months of 2014. This decrease was a result of decreased advertising investment (90 bps), partially offset by higher overhead expenses (50 bps), both as a percentage of Net sales. In the first nine months of 2015, advertising investment decreased 15.0% to $1,168, as compared with $1,374 in the first nine months of 2014, in part reflecting a shift in advertising investment to in-store promotional activity.

	Nine Months Ended September 30,
	2015	2014
Selling, general and administrative expenses, GAAP	$4,178	$4,548
2012 Restructuring Program	(44)	(42)
Selling, general and administrative expenses, non-GAAP	$4,134	$4,506

	Nine Months Ended September 30,
	2015	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.4%	34.8%	(40)
2012 Restructuring Program	(0.3)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.1%	34.5%	(40)

Other (Income) Expense, Net

Other (income) expense, net was $0 in the first nine months of 2015, as compared to $524 in the first nine months of 2014.
Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Other (income) expense, net in the first nine months of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Other (income) expense, net in the first nine months of 2014 also included a charge for a European competition law matter. Excluding these items in both periods, Other (income) expense, net was $10 in the first nine months of 2015, as compared to $20 in the first nine months of 2014.

	Nine Months Ended September 30,
	2015	2014
Other (income) expense, net, GAAP	$—	$524
2012 Restructuring Program	(143)	(166)
Venezuela remeasurement charges	(34)	(327)
Gain on sale of South Pacific laundry detergent business	187	—
Charge for a European competition law matter	—	(11)
Other (income) expense, net, non-GAAP	$10	$20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit increased 14% to $2,928 in the first nine months of 2015 from $2,562 in the first nine months of 2014. Operating profit in both periods included charges related to the 2012 Restructuring Program and charges related to the Venezuela Remeasurements. Operating profit in the first nine months of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Operating profit in the first nine months of 2014 also included a charge for a European competition law matter and costs related to the sale of land in Mexico. Excluding these items in both periods as applicable, Operating profit for the first nine months of 2015 decreased 5% to $2,973 from $3,135 in the first nine months of 2014, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 24.1% in the first nine months of 2015, an increase of 450 bps compared to 19.6% in the first nine months of 2014. Excluding the items described above in both periods as applicable, Operating profit margin was 24.5%, an increase of 50 bps from 24.0% in the first nine months of 2014. This increase was primarily due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (40 bps).

	Nine Months Ended September 30,
	2015	2014	% Change
Operating profit, GAAP	$2,928	$2,562	14%
2012 Restructuring Program	198	231
Venezuela remeasurement charges	34	327
Gain on sale of South Pacific laundry detergent business	(187)	—
Costs related to the sale of land in Mexico	—	4
Charge for a European competition law matter	—	11
Operating profit, non-GAAP	$2,973	$3,135	(5)%

	Nine Months Ended September 30,
	2015	2014	Basis Point Change
Operating profit margin, GAAP	24.1%	19.6%	450
2012 Restructuring Program	1.6	1.8
Venezuela remeasurement charges	0.3	2.5
Gain on sale of South Pacific laundry detergent business	(1.5)	—
Charge for a European competition law matter	—	0.1
Operating profit margin, non-GAAP	24.5%	24.0%	50

Interest (Income) Expense, Net

Interest (income) expense, net was $19 in the first nine months of 2015 as compared to $20 in the first nine months of 2014. The decrease was primarily due to lower interest expense as a result of lower average interest rates on debt, partially offset by lower interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income Taxes

The tax rate was 31.9% for the third quarter of 2015 as compared to 38.6% for the third quarter of 2014. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.3%, compared to 31.5% in the third quarter of 2014. As reflected in the table below, the non-GAAP income tax rate was 30.9% for the three-month period ended September 30, 2015, as compared to 31.1% in the comparable period of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Tax rate, GAAP	31.9%	38.6%	32.3%	34.2%
2012 Restructuring Program	(0.3)	(0.7)	(0.3)	(0.6)
Venezuela remeasurement charges	0.1	(0.2)	—	0.1
Gain on sale of South Pacific laundry detergent business	(0.8)	—	(0.2)	—
Charges for foreign tax matters	—	(6.3)	(0.5)	(2.1)
Charge for a European competition law matter	—	(0.3)	—	(0.1)
Tax rate, non-GAAP	30.9%	31.1%	31.3%	31.5%

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

At December 31, 2013, the Company had unrecognized tax benefits of $199. In July 2014, the Company received notice of an adverse decision in a foreign court regarding a tax position taken in prior years. As a result, as required, the Company reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. The Company recorded this $66 income tax charge in the quarter ended September 30, 2014.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2015 increased to $1,842 from $1,552 in the comparable 2014 period. Earnings per common share on a diluted basis increased to $2.02 per share from $1.68 per share in the comparable 2014 period. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program, the Venezuela Remeasurements and foreign tax matters. Net income attributable to Colgate-Palmolive Company in the first nine months of 2015 also included a gain on the sale of the Company’s laundry detergent business in the South Pacific. Net income attributable to Colgate-Palmolive Company in the first nine months of 2014 also included costs related to the sale of land in Mexico and a charge for a European competition law matter.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company decreased 6% to $1,901 in the first nine months of 2015 from $2,013 in the first nine months of 2014 and Earnings per common share on a diluted basis decreased 4% to $2.08 in the first nine months of 2015 from $2.17 in the first nine months of 2014.

	Nine Months Ended September 30,
	2015	2014	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,842	$1,552	19%
2012 Restructuring Program	142	167
Venezuela remeasurement charges	22	214
Gain on sale of South Pacific laundry detergent business	(120)	—
Costs related to the sale of land in Mexico	—	3
Charges for foreign tax matters	15	66
Charge for a European competition law matter	—	11
Net income attributable to Colgate-Palmolive Company, non-GAAP	$1,901	$2,013	(6)%

	Nine Months Ended September 30,
	2015	2014	% Change
Earnings per common share, diluted, GAAP	$2.02	$1.68	20%
2012 Restructuring Program	0.15	0.18
Venezuela remeasurement charges	0.02	0.23
Gain on sale of South Pacific laundry detergent business	(0.13)	—
Costs related to the sale of land in Mexico	—	—
Charges for foreign tax matters	0.02	0.07
Charge for a European competition law matter	—	0.01
Earnings per common share, diluted, non-GAAP	$2.08	$2.17	(4)%

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

On October 29, 2015, the Company’s Board of Directors approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved. The charges and savings discussed below do not reflect the impact of the expansion.

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program. Anticipated pretax charges for 2015 are now expected to approximate $265 to $290 ($195 to $215 aftertax), as compared to the previously disclosed range of $330 to $385 ($245 to $285 aftertax). The Company continues to expect estimated savings in 2015 to approximate $80 to $100 pretax ($60 to $75 aftertax).

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

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, by the end of 2016, the 2012 Restructuring Program will contribute a net reduction of approximately 2,700-3,200 positions from the Company’s global employee workforce.

For the three and nine months ended September 30, 2015 and 2014, restructuring and implementation-related charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$3	$7	$11	$23
Selling, general and administrative expenses	15	13	44	42
Other (income) expense, net	28	35	143	166
Total 2012 Restructuring Program charges, pretax	$46	$55	$198	$231

Total 2012 Restructuring Program charges, aftertax	$35	$41	$142	$167

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2015	2014	2015	2014
North America	21%	9%	17%	9%	11%
Latin America	7%	3%	3%	4%	4%
Europe/South Pacific	17%	17%	13%	18%	25%
Asia	—%	15%	3%	4%	2%
Africa/Eurasia	5%	4%	4%	3%	5%
Hill’s Pet Nutrition	(3)%	6%	5%	9%	7%
Corporate	53%	46%	55%	53%	46%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $944 ($698 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2015
Employee-Related Costs	$384
Incremental Depreciation	66
Asset Impairments	5
Other	489
Total	$944

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
The following tables summarize the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Three Months Ended September 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2015	$94	$—	$—	$137	$231
Charges	22	6	2	16	46
Cash payments	(17)	—	—	(20)	(37)
Charges against assets	(8)	(6)	(2)	—	(16)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2015	$91	$—	$—	$133	$224

	Nine Months Ended September 30, 2015
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	89	15	3	91	198
Cash payments	(61)	—	—	(64)	(125)
Charges against assets	(17)	(15)	(3)	—	(35)
Foreign exchange	(5)	—	—	(1)	(6)
Balance at September 30, 2015	$91	$—	$—	$133	$224

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $8 and $17 for the three and nine months ended September 30, 2015, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $13 and $39, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $5, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2015 are other exit costs related to the consolidation of facilities of $2 and $47, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2015 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, a gain on the sale of the Company’s laundry detergent business in the South Pacific, charges for foreign tax matters, costs related to the sale of land in Mexico and a charge for a European competition law matter (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2015 and 2014 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended September 30, 2015.

Three months ended September 30, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.0%	(1.5)%	0.0%	0.5%
Latin America	11.0%	(22.0)%	0.0%	(11.0)%
Europe/South Pacific	(1.0)%	(15.0)%	(2.0)%	(18.0)%
Asia	4.0%	(6.0)%	0.5%	(1.5)%
Africa/Eurasia	5.0%	(25.0)%	(0.5)%	(20.5)%
Total Oral, Personal and Home Care	4.5%	(13.5)%	(0.5)%	(9.5)%
Pet Nutrition	5.5%	(9.0)%	0.0%	(3.5)%
Total Company	5.0%	(13.0)%	(0.5)%	(8.5)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the nine months ended September 30, 2015.

Nine months ended September 30, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.0%	(1.5)%	0.0%	0.5%
Latin America	10.0%	(18.5)%	0.0%	(8.5)%
Europe/South Pacific	0.5%	(16.0)%	(0.5)%	(16.0)%
Asia	3.0%	(4.0)%	0.5%	(0.5)%
Africa/Eurasia	6.0%	(23.5)%	0.0%	(17.5)%
Total Oral, Personal and Home Care	4.5%	(12.0)%	0.0%	(7.5)%
Pet Nutrition	6.0%	(8.5)%	0.0%	(2.5)%
Total Company	5.0%	(12.0)%	0.0%	(7.0)%

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

Net cash provided by operations decreased 12% to $2,108 in the first nine months of 2015, compared with $2,392 in the comparable period of 2014, due to a decrease in Operating profit excluding charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, a gain on the sale of the Company’s laundry detergent business in the South Pacific, costs related to the sale of land in Mexico and a charge for a European competition law matter in both periods, as applicable, higher income tax payments and payments for a previously disclosed European competition law matter.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). Overall, the Company’s working capital decreased to (1.3%) of Net sales in the first nine months of 2015 as compared to (0.5%) in the first nine months of 2014, primarily due to a decrease in inventories and accounts receivable, reflecting the Company’s tight focus on working capital.

On October 29, 2015, the Company’s Board of Directors approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific (discussed below) to expand the 2012 Restructuring Program and extend it through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved.The charges and savings discussed below do not reflect the impact of the expansion.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program. Anticipated pretax charges for 2015 are now expected to approximate $265 to $290 ($195 to $215 aftertax), as compared to the previously disclosed range of $330 to $385 ($245 to $285 aftertax). The Company continues to expect the estimated savings in 2015 to approximate $80 to $100 pretax ($60 to $75 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 50% of the restructuring accrual at September 30, 2015 is expected to be paid in the next twelve months.

Investing activities used $344 of cash in the first nine months of 2015, compared with $455 in the comparable period of 2014. Purchases of marketable securities and investments increased in the first nine months of 2015 to $499 from $232 in the comparable period of 2014, partially due to an increase in the Company’s investments through its subsidiary in Venezuela in local currency-denominated fixed interest rate bonds issued by the Venezuelan government and an increase in bank deposits with original maturities greater than 90 days.

In August 2015, the Company completed the previously disclosed sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax gain or $0.13 per diluted share). The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale will be reinvested to expand the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by November 29, 2015. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to December 29, 2015. While these conditions are not expected to be fully satisfied by December 29, 2015, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the first half of 2016.

Capital spending decreased in the first nine months of 2015 to $459 from $493 in the comparable period of 2014. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2015 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $1,326 of cash during the first nine months of 2015 compared with $1,437 in the comparable period of 2014, reflecting higher proceeds from the issuances of debt, partially offset by higher principal payments on debt, higher dividend payments and higher purchase of treasury shares in the first nine months of 2015 compared to the first nine months of 2014.

Long-term debt, including the current portion, increased to $6,780 as of September 30, 2015 as compared to $6,132 as of December 31, 2014 and total debt increased to $6,790 as of September 30, 2015 as compared to $6,148 as of December 31, 2014. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the second quarter of 2015, the Company issued €500 of euro-denominated four-year notes at a variable rate. During the third quarter of 2015, the Company issued $600 of thirty-year notes at a fixed rate of 4.00%. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. The debt issuances during the third quarter of 2015 and first quarter of 2014 were U.S. dollar-denominated. The debt issuances in the second and third quarters of 2015 and first quarter of 2014 were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second and third quarters of 2015 and first quarter of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuances in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar-denominated notes and €250 of euro-denominated notes, both of which became due in the second quarter of 2014.

As of September 30, 2015 and 2014, the Company had no commercial paper outstanding. The average daily balances outstanding for commercial paper in the first nine months of 2015 and 2014 were $1,992 and $1,399, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in 2019.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Cash and cash equivalents increased $356 during the first nine months of 2015 to $1,445 at September 30, 2015, compared to $1,089 at December 31, 2014, most of which ($1,412 and $1,034, respectively) were held by the Company’s foreign subsidiaries. These amounts include $159 and $64 at September 30, 2015 and December 31, 2014, respectively, which are subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that can be repatriated at any particular point in time. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations and exchange controls, price or profit controls and labor unrest, including in Venezuela, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels, acquisitions and divestitures, including the Mexico land sale, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2015	784,809	$66.65	635,378	$4,358
August 1 through 31, 2015	2,956,009	$65.83	2,746,400	$4,177
September 1 through 30, 2015	2,794,097	$62.45	2,649,197	$4,012
Total	6,534,915	$64.48	6,030,975

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 503,940 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2015.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 30, 2015	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 30, 2015	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 30, 2015	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller