Form 10-K
period 2015-12-31
COLGATE PALMOLIVE CO
filed 2016-02-18
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                          .
Commission File Number 1-644

(Exact name of registrant as specified in its charter)

DELAWARE	13-1815595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Park Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2015 (the last business day of its most recently completed second quarter) was approximately $58.7 billion.
There were 892,738,516 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to market share data. Colgate’s Oral Care products include Colgate Total, Colgate Sensitive Pro-Relief, Colgate Max Fresh, Colgate Maximum Cavity Protection with Sugar Acid Neutralizer, Colgate Optic White and Colgate Luminous White toothpastes, Colgate 360° and Colgate Slim Soft manual toothbrushes and Colgate Optic White, Colgate Total and Colgate Plax mouthwashes. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

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

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids, Fabuloso and Ajax household cleaners and Murphy’s Oil Soap. Colgate is a market leader in fabric softeners with leading brands including Suavitel in Latin America, Soupline in Europe and Cuddly in the South Pacific according to market share data.

Sales of Oral, Personal and Home Care products accounted for 47%, 20% and 19%, respectively, of the Company’s total worldwide Net sales in 2015. Geographically, Oral Care is a significant part of the Company’s business in Asia, comprising approximately 86% of Net sales in that region for 2015.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries worldwide. Hill’s markets pet foods primarily under three brands: Hill’s Science Diet, which is sold by authorized pet supply retailers and veterinarians for everyday nutritional needs; Hill’s Prescription Diet, a range of therapeutic products sold by veterinarians and authorized pet supply retailers to help nutritionally manage disease conditions in dogs and cats; and Hill’s Ideal Balance, a range of products with natural ingredients, sold by authorized pet supply retailers and veterinarians. Sales of Pet Nutrition products accounted for 14% of the Company’s total worldwide Net sales in 2015.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 15, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $274 million in 2015, $277 million in 2014 and $267 million in 2013.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units and by distributors or brokers. Oral, Personal and Home Care sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2015. No other customer represents more than 10% of the Company’s Net sales.

The majority of raw and packaging materials used in the Company’s products are purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to market price variations.

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In certain geographies, particularly in the emerging markets, the Company also faces strong local competitors, who may be more agile and have better local consumer insights than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain of the Company’s product lines. Product quality, innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s operating segments.

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

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $43 million for 2015. For future years, expenditures are currently expected to moderately increase from historical levels due to spending in connection with Leadership in Energy and Environmental Design certifications at manufacturing facilities and continued progress on the Company’s goal to increase energy efficiencies in the manufacturing of the Company’s products. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

Employees

As of December 31, 2015, the Company employed approximately 37,900 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 18, 2016:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	63	1996	Chairman of the Board
			President and Chief Executive Officer
Fabian T. Garcia	56	2003	Chief Operating Officer
			Global Innovation and Growth, Europe/South Pacific
			and Hill’s Pet Nutrition
Franck J. Moison	62	2002	Chief Operating Officer
			Emerging Markets and Business Development
Dennis J. Hickey	67	1998	Chief Financial Officer
Jennifer M. Daniels	52	2014	Chief Legal Officer and Secretary
Victoria L. Dolan	56	2011	Vice President and Corporate Controller
John J. Huston	61	2002	Senior Vice President
			Chief of Staff
Delia H. Thompson	66	2002	Senior Vice President
			Investor Relations
Daniel B. Marsili	55	2005	Senior Vice President
			Global Human Resources
P. Justin Skala	56	2008	President
			Colgate – North America and Global Sustainability
Noel R. Wallace	51	2009	President
			Colgate – Latin America
Patricia Verduin	56	2011	Chief Technology Officer
Mukul Deoras	52	2015	Chief Marketing Officer

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

(e) Available Information

The Company’s website address is www.colgatepalmolive.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). Also available on the Company’s website are the Company’s Code of Conduct and Corporate Governance Guidelines, the charters of the Committees of the Board, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers and its proxy statements.

ITEM 1A.    RISK FACTORS

In addition to the risks described elsewhere in this report, set forth below is a summary of the material risks to an investment in our securities.  These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of these risks actually occur, our business, results of operations, cash flows and financial condition could be materially and adversely impacted, which might cause the value of our securities to decline.

We face risks associated with significant international operations, including exposure to foreign currency fluctuations.

We operate on a global basis with approximately 75% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets,

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

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which may have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities, new product introductions and expansion into new geographies. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our patent, trademark and trade dress rights against infringement and legal challenges by competitors.

We may be unable to anticipate the timing and scale of such initiatives or challenges by competitors or to successfully respond to them, which could harm our business. In addition, the cost of responding to such initiatives and challenges, including management time, out-of-pocket expenses and price reductions, may affect our performance in the relevant period. A failure to compete effectively could adversely affect our business, results of operations, cash flows and financial condition.

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

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition.  For example, from time to time, various regulatory authorities in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products. Triclosan, an ingredient used by us primarily in Colgate Total toothpaste, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide, and Colgate Total toothpaste is subject to the FDA’s rigorous New Drug Application (“NDA”) process for safety and efficacy. Triclosan is currently being evaluated under the European Union’s Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), which requires the registration of all covered chemicals used in the European Union by 2018. The FDA is also evaluating the use of benzalkoniam chloride (an ingredient used in certain of our hand soap products) and triclosan in hand soaps and hand sanitizers. Some states and municipalities in the U.S. have proposed, and Minnesota has passed, legislation banning the sale of certain products containing triclosan. The Minnesota legislation does not cover Colgate Total toothpaste. Environment Canada, the federal environmental authority in Canada, is also conducting a review to assess human and environmental risks of triclosan and is expected to issue its final assessment in 2016. A decision by a regulatory or governmental authority that triclosan, or any other of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could adversely impact our business, as could negative reactions by our consumers, trade customers or non-governmental organizations to our use of such ingredients. Additionally, an inability to develop new or reformulated products containing alternative ingredients or to obtain regulatory approval of such products on a timely basis could likewise adversely affect our business.

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

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers and discounters. With the growing trend toward retail trade consolidation, we are increasingly dependent on key retailers, and some of these retailers, including large-format retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We may also be negatively affected by changes in the policies of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products could adversely impact our business, results of operations, cash flows and financial condition. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soaps and shower gels. The emergence of new sales channels for our products, such as e-commerce, may affect consumer preferences and market dynamics and could also adversely impact our business, results of operations, cash flows and financial condition.

The growth of our business depends on the successful identification, development and launch of innovative new products.

Our growth depends on the continued success of existing products, as well as the successful launch of innovative new products and line extensions. Our ability to launch new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	identify, develop and fund technological innovations,

▪	obtain and maintain necessary patent and trademark protection and avoid infringing intellectual property rights of others,

▪	obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad, and

▪	anticipate and respond to consumer needs and preferences.

The identification, development and introduction of innovative new products and line extensions involve considerable costs, and any new product or line extension may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product or line extension could also be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising.

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

In the fourth quarter of 2012, we commenced a four-year Global Growth and Efficiency Program for sustained growth, which was expanded in 2014 and 2015 (the “2012 Restructuring Program”). The 2012 Restructuring Program’s initiatives are expected to help us ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance our global leadership positions in our core businesses. The successful implementation of the remainder of the 2012 Restructuring Program presents significant organizational challenges and in some cases may require successful negotiations with third parties. As a result, we may not be able to realize all of the remaining anticipated benefits from the 2012 Restructuring Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the remaining anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates may result in our not achieving the remaining anticipated cost savings as measured in U.S. dollars. If we are unable to realize the remaining anticipated savings of the 2012 Restructuring Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the 2012 Restructuring Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the 2012 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook” and “– Restructuring and Related Implementation Charges.”

There is no guarantee that our ongoing efforts to reduce costs will be successful.

We develop investments needed to support growth through our continuous, Company-wide initiatives to lower costs and increase effective asset utilization, which we refer to as our funding-the-growth initiatives. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics, and advertising and promotional materials, among other things. The achievement of our funding-the-growth targets depends on our ability to successfully identify and realize additional savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of our funding-the-growth initiatives, our ability to fund other initiatives and achieve our profitability goals may be adversely affected. Any failure to implement our funding-the-growth initiatives in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our funding-the-growth initiatives, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook.”

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives.  Adverse publicity about us, our brands or our ingredients regarding health concerns, legal or regulatory proceedings, environmental impacts (including packaging, energy and water use and waste management) or other sustainability issues, whether or not deserved, could jeopardize our reputation. In addition, negative posts or comments about us on any social media website, whether true or untrue, could harm our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand's image or its ability to attract consumers.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance and compliance, thereby potentially increasing our reputational and legal risk.

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

Volatility in material and other costs could adversely impact our profitability.

Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services may adversely affect our profit margins if we are unable to pass along such higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution.

Legal claims and proceedings could adversely impact our business.

From time to time, we may be subject to legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a legal claim or proceeding is successful, or a recall is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

Disruption in our global supply chain or key office facilities could adversely impact our business.

We are engaged in manufacturing and sourcing of products and materials on a global scale. Our operations and those of our suppliers could be disrupted by a number of factors, including, but not limited to:

▪	environmental events,

▪	strikes and other labor disputes,

▪	disruptions in logistics,

▪	loss or impairment of key manufacturing sites,

▪	loss of key suppliers,

▪	supplier capacity constraints,

▪	raw material and product quality or safety issues,

▪	industrial accidents or other occupational health and safety issues,

▪	the impact on our suppliers of tighter credit or capital markets, and

▪	natural disasters, including climatic events and earthquakes, acts of war or terrorism and other external factors over which we have no control.

In addition, we purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers and new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time.
While we believe that the supplies of raw materials needed to manufacture our products are adequate and have business continuity and contingency plans in place for key manufacturing sites and the supply of raw and packaging materials, significant disruption of manufacturing or sourcing of products or materials for any of the above reasons could interrupt product supply and, if not remedied, have an adverse impact on our business, results of operations, cash flows and financial condition.

In addition, as a result of our clustering of single-country subsidiaries into regional commercial hubs and our implementation of a global shared service organizational model, certain of our functions, such as marketing, finance and accounting, and customer service and logistics, have become more concentrated in key office facilities. A significant disruption to any of our key office facilities for any reason, including natural disasters, acts of war or terrorism, could adversely affect our business, results of operations, cash flows and financial condition.

A cyber-security incident, data breach or a failure of a key information technology system could adversely impact our business or reputation.

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

▪	communicating within the Company and with other parties, including our customers and consumers,

▪	ordering and managing materials from suppliers,

▪	converting materials to finished products,

▪	receiving and processing orders from and shipping products to our customers,

▪	marketing products to consumers,

▪	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data,

▪	processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers,

▪	hosting, processing and sharing confidential and proprietary research, business plans and financial information,

▪	complying with legal, regulatory and tax requirements,

▪	providing data security, and

▪	handling other processes involved in managing our business.
Although we have network security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by the Company or its third-party service providers is securely maintained, data breaches due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Although we have seen no material impact on our business operations from the cyber-security attacks and data breaches we have experienced to date, if we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, civil litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition.

Furthermore, while we have disaster recovery and business continuity plans in place, if our IT Systems are damaged, breached or cease to function properly for any reason, including the poor performance of, failure of or cyber-attack on third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or other similar events and, if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business, as well as reputational harm and litigation, which may adversely impact our business, results of operations, cash flows and financial condition.

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

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets could limit the availability of credit. Recent and proposed changes in the bank regulatory environment could reduce the ability of financial institutions to extend credit or increase the cost we are charged to receive credit. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our revolving credit facilities supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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

We may pursue acquisitions and divestitures, which could adversely impact our results.

We may pursue acquisitions of brands, businesses or technologies from third parties. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of acquired brands or businesses, the development or launch of products with acquired technologies, the estimation of and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business priorities, which may adversely impact our business, results of operations, cash flows and financial condition. In addition, we may be unable to achieve any anticipated benefits or cost savings from acquisitions in the time frame we anticipate, or at all.

Moreover, our pursuit of acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation (including for infringement of intellectual property) or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transaction costs, all of which may adversely impact our business, results of operations, cash flows and financial condition.

We also may periodically divest brands or businesses. These divestitures may adversely impact our results of operations if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to the divestiture, which could negatively impact our results of operations.

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

Overseas, the Company operates approximately 270 properties, of which 76 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $175 million (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $76 million. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level, and has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these assessments vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $48 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

The Company is subject to competition law investigations and legal proceedings in a number of countries. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found and associated private actions for damages. While the Company cannot predict the final financial impact of these competition law issues, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations and, in some cases, fines by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

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

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57 million. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 million assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine from Unilever as provided in the Sale and Purchase Agreement. The Company is appealing both fines in the French courts.

Currently, the following formal claim of violations is pending against the Company:

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra-concentrated laundry detergents. In 2015, the Company recognized a charge of $14 million in connection with this matter.

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. The Company is challenging these cases vigorously. As of December 31, 2015, 25 cases filed against the Company had been voluntarily dismissed and/or had final judgment entered in favor of the Company. In addition, as of December 31, 2015, the Company had settled 15 cases for amounts that are not material to the Company’s results of operations.

As of December 31, 2015, there were 32 additional individual cases pending against the Company in state and federal courts in California, Delaware, the District of Columbia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, South Carolina, Texas and Wisconsin. Thirteen of these cases were filed against the Company during the quarter ended December 31, 2015; all of these cases have multiple defendants named in addition to the Company. Some of the cases are expected to go to trial in 2016. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

N8

The Company is a defendant in a lawsuit pending in Utah federal court brought by N8 Medical, Inc. (“N8 Medical”), Brigham Young University (“BYU”) and N8 Pharmaceuticals, Inc. (“N8 Pharma”) (collectively, “plaintiffs”). The complaint, originally filed in November 2013, alleges breach of contract and other torts arising out of the Company’s evaluation of a technology owned by BYU and licensed, at various times, to Ceragenix Pharmaceuticals, Inc., now in bankruptcy, N8 Medical and N8 Pharma.

In the third quarter of 2015, plaintiffs completed a submission of documents in the litigation alleging damages of approximately $2,500 million. The Company and its legal counsel believe these damages allegations are without merit and are vigorously challenging them and defending this case on its merits. The case is expected to go to trial in 2016.

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

Issuer Purchases of Equity Securities

On February 19, 2015, the Company’s Board of Directors (the “Board”) authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2015:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2015	409,885	$63.64	347,300	3,990
November 1 through 30, 2015	3,160,000	$66.29	3,160,000	3,780
December 1 through 31, 2015	1,582,297	$66.22	1,524,377	3,679
Total	5,152,182	$66.06	5,031,677
_______

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 120,505 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2015.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

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

The investments needed to support growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as the Company’s funding-the-growth initiatives, the Company seeks to become even more effective and efficient throughout its businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics, and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

(Dollars in Millions Except Per Share Amounts)

As discussed in Part I, Item 1A “Risk Factors,” with approximately 75% of its Net sales generated outside the United States, the Company is exposed to changes in economic conditions and foreign currency exchange rates, as well as political uncertainty in some countries, all of which could impact future operating results. For example, as discussed in detail below, the operating environment in Venezuela is challenging, with economic uncertainty fueled by currency devaluations in 2010 and 2013 and effective devaluations in 2014 and 2015, high inflation and a precipitous decline in the price of oil, and governmental restrictions in the form of import authorization controls, currency exchange and payment controls, price and profit controls and the possibility of expropriation of property or other resources. Increasingly, the Company’s Venezuelan subsidiary (“CP Venezuela”) has experienced various production interruptions due to material shortages caused by limited access to U.S. dollars for imported materials, delays in the importation process due to regulations and controls imposed by the Venezuelan government, labor unrest and high costs due to inflation coupled with the inability to increase prices without government approval. Price controls, which became effective in April 2012, affect the majority of products in CP Venezuela’s portfolio and restrict the Company’s ability to implement price increases without government approval, which has limited the Company’s ability to offset the effects of continuing high inflation and the impact of currency devaluations. In addition, during the first quarter of 2014, the Venezuelan government issued the Law on Fair Pricing, establishing a maximum profit margin of 30% for products and services.

CP Venezuela’s business is reliant on imported materials and products and it cannot maintain regular operations without sufficient access to U.S. dollars which is controlled by the government. In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, was unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants. CP Venezuela has funded its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Although access to U.S. dollars in Venezuela has been challenging, because the majority of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar was generally sufficient to settle most of its U.S. dollar obligations for imported goods. However, CP Venezuela’s access to U.S. dollars to fund imports became increasingly more limited and sporadic in 2015 and deteriorated even further during the fourth quarter of 2015. Although the SIMADI market has been accessible to CP Venezuela, it did not participate in that market through December 31, 2015. Since its inception, the volume of transactions in the SIMADI market as a whole has been very limited, and the SIMADI exchange rate at December 31, 2015 was 198.70 bolivares per dollar. Since the majority of CP Venezuela’s product portfolio is subject to price controls, it could not operate profitably without substantial price increases approved by the government if it had to pay for imported materials with U.S. dollars obtained from the SIMADI market.

The Company’s business in Venezuela and the Company’s ability to repatriate its earnings continue to be negatively affected by these difficult conditions. The restrictive exchange control regulations in Venezuela and CP Venezuela’s increasingly limited access to U.S. dollars have resulted in an ‘other-than-temporary’ lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This lack of exchangeability, together with other government controls on pricing, payments, profits and imports and restrictive labor laws, have significantly impacted the Company’s ability to make key operational decisions over its business in Venezuela, including the ability to manage its capital structure, material sourcing, product pricing and labor relations. The Company expects these conditions will continue for the foreseeable future. As a result, effective December 31, 2015, the Company concluded it no longer meets the accounting criteria for consolidation of CP Venezuela and began accounting for CP Venezuela using the cost method of accounting. As a result, the Company recorded an aftertax charge of $1,058 ($1,084 pretax) or $1.16 per diluted share in 2015. The charge primarily consists of an impairment of the Company’s investment in CP Venezuela of $952, which includes intercompany receivables from CP Venezuela, and $111 related to the reclassification of cumulative translation losses.

(Dollars in Millions Except Per Share Amounts)

Effective December 31, 2015, CP Venezuela’s net assets, which include $75 and $394 of cash and government bonds, respectively, are no longer included in the Company’s Consolidated Balance Sheet. CP Venezuela’s Net sales, Operating profit and Net income through December 31, 2015 are included in the Company’s Consolidated Statements of Income for the year ended December 31, 2015. For the year ended December 31, 2015, CP Venezuela represented approximately 4% of the Company’s consolidated Net sales and approximately 2% of the Company’s consolidated Operating profit, excluding the impacts of charges related to the change in accounting for the Company’s Venezuelan operations, the 2015 Venezuela Remeasurements (as defined below), a foreign competition law matter and the 2012 Restructuring Program and a gain on the sale of the Company’s laundry detergent business in the South Pacific.

In future periods, under the cost method of accounting, the Company will no longer include the results of CP Venezuela in its Consolidated Financial Statements and will include income relating to its Venezuelan operations only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties remitted by CP Venezuela. Although CP Venezuela’s local operating results will no longer be included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela in its consolidated U.S. federal income tax return. Colgate has been operating in Venezuela for 72 years and the Company expects its operations in Venezuela to continue to provide Venezuelan consumers with the Company’s market leading brands.

Prior to the change in accounting for the Company’s Venezuelan operations, which was effective December 31, 2015, the Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate. During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate. The quarter-end SICAD rate was 12.00 bolivares per dollar, 12.80 bolivares per dollar, 13.50 bolivares per dollar and 13.50 bolivares per dollar as of the end of the first, second, third and fourth quarters of 2015, respectively. The remeasurement losses incurred in the second and third quarters of 2015 are referred to as the “2015 Venezuela Remeasurements.”

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014 (the “2014 Venezuela Remeasurements”). The SICAD I rate did not revalue during the fourth quarter of 2014 and remained at 12.00 bolivares per dollar as of December 31, 2014.

During the year ended December 31, 2013, the Company incurred a pretax loss of $172 ($111 aftertax or $0.12 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the date of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar (the “2013 Venezuela Remeasurement”). The 2015 Venezuela Remeasurements, 2014 Venezuela Remeasurements and 2013 Venezuela Remeasurement are referred to together as the “Venezuela Remeasurements.”

Included in the remeasurement losses during 2015 and 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate which resulted in an impairment in the fair value of the bonds.

(Dollars in Millions Except Per Share Amounts)

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

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

In 2015, 2014 and 2013, the Company incurred aftertax costs of $183, $208 and $278, respectively, associated with the 2012 Restructuring Program.

On October 29, 2015, recognizing the macroeconomic challenges around the world and the Company’s successful implementation of the 2012 Restructuring Program to date, the Company’s Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific (discussed below) to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved.

For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale will be reinvested to expand the 2012 Restructuring Program.

(Dollars in Millions Except Per Share Amounts)

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by February 29, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to March 30, 2016. While these conditions are not expected to be fully satisfied by March 30, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2015, 2014 and 2013, the Company incurred aftertax costs of $0, $3 and $12, respectively, related to the sale of land in Mexico.

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. Additionally, the Company continues to experience volatile foreign currency fluctuations and high raw and packaging material costs, driven by foreign exchange transaction costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brands, its broad international presence in both mature and emerging markets and initiatives, such as the 2012 Restructuring Program, should position the Company well to increase shareholder value over the long term.

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $16,034 in 2015, down 7.0% from 2014, as volume growth of 1.5% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 11.5%. Excluding divested businesses, unit volume increased 2.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 5.0% in 2015.

Net sales in the Oral, Personal and Home Care product segment were $13,822 in 2015, down 8.0% from 2014, as volume growth of 1.0% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 12.0%. Divestments decreased volume by 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in 2015.

The increase in organic sales in 2015 versus 2014 was driven by an increase in Oral Care organic sales, with the toothpaste, manual toothbrush and mouthwash categories all contributing to growth. Personal Care and Home Care also contributed to organic sales growth due to strong organic sales in the shower gel and the liquid cleaners categories, respectively.

The Company’s share of the global toothpaste market was 44.7% for full year 2015 and its share of the global manual toothbrush market was 34.7% for full year 2015. Full year 2015 market shares in toothpaste were up in North America, Latin America, Europe/South Pacific and Africa/Eurasia and down in Asia versus full year 2014. In the manual toothbrush category, full year 2015 market shares were up in North America, Latin America and Europe/South Pacific and down in Asia and Africa/Eurasia versus full year 2014. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,212 in 2015, down 2.0% from 2014, as volume growth of 3.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 8.0%. Organic sales for Hill’s Pet Nutrition increased 6.0% in 2015.

The increase in organic sales in 2015 versus 2014 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Worldwide Net sales were $17,277 in 2014, down 1.0% from 2013, as volume growth of 3.0% and net selling price increases of 2.0% were more than offset by negative foreign exchange of 6.0%. Organic sales increased 5.0% in 2014.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 7% to $9,399 in 2015 from $10,109 in 2014. Gross profit in both periods included charges related to the 2012 Restructuring Program. Gross profit in 2014 also included costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit decreased to $9,419 in 2015 from $10,142 in 2014, due to lower Net sales ($730), as the growth in organic sales was more than offset by the impact of negative foreign exchange.

Worldwide Gross profit margin increased to 58.6% in 2015 from 58.5% in 2014. Excluding the items described above in both periods, Gross profit margin was 58.7% in 2015, even with 2014, as cost savings from the Company’s funding-the-growth initiatives (220 bps) and the 2012 Restructuring Program (20 bps) and higher pricing (130 bps) were offset by higher costs (370 bps), which included higher raw and packaging material costs, driven by significant foreign exchange transaction costs.

Worldwide Gross profit decreased 1% to $10,109 in 2014 from $10,201 in 2013. Gross profit in both periods included charges related to the 2012 Restructuring Program and costs related to the sale of land in Mexico. Excluding these items in both periods, Gross profit decreased to $10,142 in 2014 from $10,248 in 2013, primarily due to lower Net sales ($84), as the growth in organic sales was more than offset by the impact of negative foreign exchange, and lower Gross profit margin ($22).

Worldwide Gross profit margin decreased to 58.5% in 2014 from 58.6% in 2013. Excluding the items described above in both periods, Gross profit margin decreased by 10 bps to 58.7% in 2014 from 58.8% in 2013. This decrease was primarily due to higher raw and packaging material costs (290 bps), which included foreign exchange transaction costs, which were offset by the benefits from cost savings from the Company’s funding-the-growth initiatives (200 bps), higher pricing (70 bps) and cost savings from the 2012 Restructuring Program (20 bps).

	2015	2014	2013
Gross profit, GAAP	$9,399	$10,109	$10,201
2012 Restructuring Program	20	29	32
Costs related to the sale of land in Mexico	—	4	15
Gross profit, non-GAAP	$9,419	$10,142	$10,248

	2015	2014	Basis Point Change	2013	Basis Point Change
Gross profit margin, GAAP	58.6%	58.5%	10	58.6%	(10)
2012 Restructuring Program	0.1	0.2		0.2
Gross profit margin, non-GAAP	58.7%	58.7%	—	58.8%	(10)

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 9% to $5,464 in 2015 from $5,982 in 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $5,400 in 2015 from $5,920 in 2014, reflecting decreased advertising investment of $293 and lower overhead expenses of $227.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.1% in 2015 from 34.6% in 2014. Excluding charges related to the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 33.7%, a decrease of 60 bps as compared to 2014. This decrease in 2015 was primarily driven by decreased advertising investment (100 bps), partially offset by higher overhead expenses (40 bps), both as a percentage of Net sales. In 2015, advertising investment decreased 16.4% to $1,491 as compared with $1,784 in 2014, largely reflecting the impact of negative foreign exchange, and decreased as a percentage of Net sales to 9.3% from 10.3% in 2014, in part reflecting a shift from advertising investment to in-store promotional activity.

Selling, general and administrative expenses decreased 4% to $5,982 in 2014 from $6,223 in 2013. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $5,920 in 2014 from $6,086 in 2013, reflecting decreased advertising investment of $107 and lower overhead expenses of $59.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.6% in 2014 from 35.7% in 2013. Excluding the charges related to the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.3%, a decrease of 60 bps as compared to 2013. This decrease in 2014 was primarily driven by decreased advertising investment as a percentage of Net sales (60 bps). In 2014, advertising investment decreased 5.7% to $1,784 as compared with $1,891 in 2013 and decreased as a percentage of Net sales to 10.3% from 10.9% in 2013.

	2015	2014	2013
Selling, general and administrative expenses, GAAP	$5,464	$5,982	$6,223
2012 Restructuring Program	(64)	(62)	(137)
Selling, general and administrative expenses, non-GAAP	$5,400	$5,920	$6,086

	2015	2014	Basis Point Change	2013	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.1%	34.6%	(50)	35.7%	(110)
2012 Restructuring Program	(0.4)	(0.3)		(0.8)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	33.7%	34.3%	(60)	34.9%	(60)

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $62, $570 and $422 in 2015, 2014 and 2013, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2015	2014	2013
Amortization of intangible assets	$33	$32	$32
2012 Restructuring Program	170	195	202
Venezuela remeasurement charges	34	327	172
Gain on sale of South Pacific laundry detergent business	(187)	—	—
Charges for foreign competition law matters	14	41	23
Costs related to the sale of land in Mexico	—	—	3
Equity (income)	(8)	(7)	(5)
Other, net	6	(18)	(5)
Total Other (income) expense, net	$62	$570	$422

Other (income) expense, net was $62 in 2015 as compared to $570 in 2014. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program, the Venezuela Remeasurements and foreign competition law matters. In 2015, Other (income) expense, net also included a gain on the sale of the Company’s laundry detergent business in the South Pacific.

Other (income) expense, net was $570 in 2014 as compared to $422 in 2013. In 2013, Other (income) expense, net included charges related to the 2012 Restructuring Program, the Venezuela Remeasurements and foreign competition law matters and costs related to the sale of land in Mexico.

Excluding the items described above in all years, as applicable, Other (income) expense, net was $31 in 2015, $7 in 2014 and $22 in 2013.

	2015	2014	2013
Other (income) expense, net, GAAP	$62	$570	$422
2012 Restructuring Program	(170)	(195)	(202)
Venezuela remeasurement charges	(34)	(327)	(172)
Gain on sale of South Pacific laundry detergent business	187	—	—
Charges for foreign competition law matters	(14)	(41)	(23)
Costs related to the sale of land in Mexico	—	—	(3)
Other (income) expense, net, non-GAAP	$31	$7	$22

(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 22% to $2,789 in 2015 from $3,557 in 2014. Operating profit in 2014 was even with 2013.

In 2015, 2014 and 2013, Operating profit included charges related to the 2012 Restructuring Program, Venezuela Remeasurements and foreign competition law matters. In 2015, Operating profit also included a charge related to the change in accounting for the Company’s Venezuelan operations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. In 2014 and 2013, Operating profit also included costs related to the sale of land in Mexico. Excluding these items in all years, as applicable, Operating profit decreased 5% in 2015, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses, and Operating profit increased 2% in 2014, primarily due to lower Selling, general and administrative expenses, which more than offset a decrease in Gross profit.

Operating profit margin was 17.4% in 2015, compared with 20.6% in 2014 and 20.4% in 2013. Excluding the items described above in both periods as applicable, Operating profit margin increased 50 bps to 24.9% in 2015 compared to 24.4% in 2014. This increase is mainly due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (60 bps). Excluding the items described above in both periods as applicable, Operating profit margin increased 60 bps in 2014 compared to 2013, primarily due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (60 bps).

	2015	2014	% Change	2013	% Change
Operating profit, GAAP	$2,789	$3,557	(22)%	$3,556	—%
Venezuela accounting change	1,084	—		—
2012 Restructuring Program	254	286		371
Venezuela remeasurement charges	34	327		172
Gain on sale of South Pacific laundry detergent business	(187)	—		—
Charges for foreign competition law matters	14	41		23
Costs related to the sale of land in Mexico	—	4		18
Operating profit, non-GAAP	$3,988	$4,215	(5)%	$4,140	2%

	2015	2014	Basis Point Change	2013	Basis Point Change
Operating profit margin, GAAP	17.4%	20.6%	(320)	20.4%	20
Venezuela accounting change	6.8	—		—
2012 Restructuring Program	1.6	1.7		2.2
Venezuela remeasurement charges	0.2	1.9		1.0
Gain on sale of South Pacific laundry detergent business	(1.2)	—		—
Charges for foreign competition law matters	0.1	0.2		0.1
Costs related to the sale of land in Mexico	—	—		0.1
Operating profit margin, non-GAAP	24.9%	24.4%	50	23.8%	60

(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $26 in 2015 compared with $24 in 2014 and $(9) in 2013. The increase in Interest (income) expense, net from 2014 to 2015 was primarily due to higher interest expense as a result of higher debt levels. The change in Interest (income) expense, net from 2013 to 2014 was primarily due to higher debt levels as a result of the debt issuances in the first and fourth quarters of 2014 and lower interest income on investments held outside the United States.

Income Taxes

The effective income tax rate was 44.0% in 2015, 33.8% in 2014 and 32.4% in 2013.  As reflected in the table below, the non-GAAP effective income tax rate was 31.3% in 2015, 31.5% in 2014 and 31.7% in 2013.

	2015	2014	2013
Effective income tax rate, GAAP	44.0%	33.8%	32.4%
Venezuela accounting change (1)	(11.7)	—	—
2012 Restructuring Program	(0.3)	(0.5)	(0.7)
Venezuela remeasurement charges	—	0.1	0.2
Gain on sale of South Pacific laundry detergent business	(0.2)	—	—
Charges for foreign competition law matters	(0.1)	(0.3)	(0.2)
Charges for foreign tax matters	(0.4)	(1.6)	—
Effective income tax rate, non-GAAP	31.3%	31.5%	31.7%
_______

(1)	See Executive Overview and Outlook above and Note 14, Venezuela to the Consolidated Financial Statements.

The charge for a foreign tax matter in 2015 relates to several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those now disallowed by the Court. As a result, as required, the Company reassessed its tax position in light of the recent rulings and concluded it needed to increase its unrecognized tax benefits by $15.

The charge of $66 for a foreign tax matter in 2014 relates to a notice of an adverse decision in a foreign court regarding a tax position taken in prior years. As a result, as required, the Company reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

(Dollars in Millions Except Per Share Amounts)

Net Income attributable to Colgate-Palmolive Company and Earnings per share, diluted

Net income attributable to Colgate-Palmolive Company was $1,384, or $1.52 per share on a diluted basis, in 2015 compared to $2,180, or $2.36 per share on a diluted basis, in 2014 and $2,241, or $2.38 per share on a diluted basis, in 2013. In 2015, 2014 and 2013, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the 2012 Restructuring Program, the Venezuela Remeasurements and foreign competition law matters. In 2015, Net income attributable to Colgate-Palmolive Company also included a charge related to the change in accounting for the Company’s Venezuelan operations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. In 2015 and 2014, Net income attributable to Colgate-Palmolive Company also included charges for foreign tax matters. In 2014 and 2013, Net income attributable to Colgate-Palmolive Company also included costs related to the sale of land in Mexico.

Excluding the items described above in all years, as applicable, Net income attributable to Colgate-Palmolive Company decreased 6% to $2,556 in 2015 and Earnings per share, diluted decreased 4% to $2.81, and Net income attributable to Colgate-Palmolive Company increased 2% to $2,712 in 2014, as compared to $2,665 in 2013, and Earnings per share, diluted increased 3% to $2.93 in 2014.

	2015	2014	% Change	2013	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$1,384	$2,180	(37)%	$2,241	(3)%
Venezuela accounting change	1,058	—		—
2012 Restructuring Program	183	208		278
Venezuela remeasurement charges	22	214		111
Gain on sale of South Pacific laundry detergent business	(120)	—		—
Charges for foreign competition law matters	14	41		23
Costs related to the sale of land in Mexico	—	3		12
Charges for foreign tax matters	15	66		—
Net income attributable to Colgate-Palmolive Company, non-GAAP	$2,556	$2,712	(6)%	$2,665	2%

	2015	2014	% Change	2013	% Change
Earnings per share, diluted, GAAP	$1.52	$2.36	(36)%	$2.38	(1)%
Venezuela accounting change	1.16	—		—
2012 Restructuring Program	0.20	0.23		0.30
Venezuela remeasurement charges	0.02	0.23		0.12
Gain on sale of South Pacific laundry detergent business	(0.13)	—		—
Charges for foreign competition law matters	0.02	0.04		0.03
Costs related to the sale of land in Mexico	—	—		0.01
Charges for foreign tax matters	0.02	0.07		—
Earnings per share, diluted, non-GAAP	$2.81	$2.93	(4)%	$2.84	3%

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

Oral, Personal and Home Care

North America

	2015	2014	% Change		2013	% Change
Net sales	$3,149	$3,124	1.0%		$3,072	1.5%
Operating profit	$974	$926	5%		$927	—%
% of Net sales	30.9%	29.6%	130	bps	30.2%	(60)	bps

Net sales in North America increased 1.0% in 2015 to $3,149, driven by volume growth of 2.0%, which was partially offset by negative foreign exchange of 1.0%, while net selling prices were flat. Organic sales in North America increased 2.0% in 2015.

The increase in organic sales in North America in 2015 versus 2014 was driven by Oral Care with strong organic sales in the toothpaste and manual toothbrush categories. Personal Care and Home Care also contributed to organic sales growth. Personal Care organic sales growth was driven by gains in the shower gel category. Home Care organic sales growth was due to strong organic sales in the fabric softener category.

Net sales in North America increased 1.5% in 2014 to $3,124, driven by volume growth of 3.5%, which was partially offset by net selling price decreases of 1.0% due to increased promotional activities and negative foreign exchange of 1.0%. Organic sales in North America increased 2.5% in 2014.

Operating profit in North America increased 5% in 2015 to $974, or 130 bps to 30.9% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (80 bps) and a decrease in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (200 bps) and the 2012 Restructuring Program (10 bps), which were partially offset by higher costs (140 bps), primarily driven by higher raw and packaging material costs. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (80 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

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

(Dollars in Millions Except Per Share Amounts)

Latin America

	2015	2014	% Change		2013	% Change
Net sales	$4,327	$4,769	(9.5)%		$5,012	(5.0)%
Operating profit	$1,209	$1,279	(5)%		$1,385	(8)%
% of Net sales	27.9%	26.8%	110	bps	27.6%	(80)	bps

Net sales in Latin America decreased 9.5% in 2015 to $4,327, as net selling price increases of 10.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 19.0%. Organic sales in Latin America increased 9.5% in 2015. Volume declines in Venezuela and Brazil were partially offset by volume gains in Mexico, Ecuador and Argentina.

The increase in organic sales in Latin America in 2015 versus 2014 was due to an increase in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales in the toothpaste, manual toothbrush and mouthwash categories. Personal Care organic sales growth was driven by gains in the shower gel and underarm protection categories. The increase in Home Care organic sales was due to strong organic sales in the liquid cleaners category.

Net sales in Latin America decreased 5.0% in 2014 to $4,769, as volume growth of 2.5% and net selling price increases of 7.0% were more than offset by negative foreign exchange of 14.5%. Organic sales in Latin America increased 9.0% in 2014. Volume gains were led by Venezuela, Mexico and Colombia and were partially offset by volume declines in Brazil.

Operating profit in Latin America decreased 5% in 2015 to $1,209, while as a percentage of Net sales, it increased 110 bps to 27.9% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (130 bps), partially offset by a decrease in Gross profit (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (680 bps), driven by foreign exchange transaction costs, and higher manufacturing costs (60 bps), driven by Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (130 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

Operating profit in Latin America decreased 8% in 2014 to $1,279, or 80 bps to 26.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps), which was partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (570 bps), which included the impact of foreign exchange transaction costs, which were partially offset by cost savings from the Company's funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (70 bps).

(Dollars in Millions Except Per Share Amounts)

Europe/South Pacific

	2015	2014	% Change		2013	% Change
Net sales	$2,870	$3,406	(15.5)%		$3,396	0.5%
Operating profit	$750	$877	(14)%		$805	9%
% of Net sales	26.1%	25.7%	40	bps	23.7%	200	bps

Net sales in Europe/South Pacific decreased 15.5% in 2015 to $2,870, as volume growth of 2.0% was more than offset by net selling price decreases of 3.0% and negative foreign exchange of 14.5%. Excluding the impact of the divested laundry detergent business in the South Pacific, volume increased 4% led by volume gains in France, the United Kingdom and Poland, which were partially offset by volume declines in Austria. Organic sales in Europe/South Pacific increased by 1.0% in 2015.

The increase in organic sales in Europe/South Pacific in 2015 versus 2014 was due to increases in Oral Care and Personal Care organic sales, which were partially offset by declines in organic sales in the Home Care category. The manual toothbrush category contributed to the increase in Oral Care organic sales. The shower gel category contributed to the increase in Personal Care organic sales. The decrease in Home Care organic sales was due to a decline in organic sales in the liquid cleaners category.

Net sales in Europe/South Pacific increased 0.5% in 2014 to $3,406, as volume growth of 3.5% was partially offset by net selling price decreases of 2.5% due to increased promotional activities and negative foreign exchange of 0.5%. Organic sales in Europe/South Pacific increased by 1.5% in 2014. Volume gains were led by Australia, France and the United Kingdom.

Operating profit in Europe/South Pacific decreased 14% in 2015 to $750, while as a percentage of Net sales, it increased 40 bps to 26.1% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (40 bps) as a percentage of Net sales. Gross profit as a percentage of Net sales was even with 2014, as cost savings from the Company’s funding-the-growth initiatives (240 bps) and the 2012 Restructuring Program (60 bps) were offset by higher raw and packaging material costs (220 bps), driven by foreign exchange transaction costs, and lower pricing due to increased promotional activities. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (60 bps), in part reflecting a shift from advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (20 bps).

Operating profit in Europe/South Pacific increased 9% in 2014 to $877, or 200 bps to 25.7% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (170 bps) and a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was driven by cost savings from the Company's funding-the-growth initiatives (190 bps) and the 2012 Restructuring Program (70 bps), which more than offset higher raw and packaging material costs (20 bps) and lower pricing due to increased promotional activities. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (50 bps), which was partially offset by higher overhead expenses (20 bps).

(Dollars in Millions Except Per Share Amounts)

Asia

	2015	2014	% Change		2013	% Change
Net sales	$2,478	$2,515	(1.5)%		$2,472	1.5%
Operating profit	$753	$736	2%		$698	5%
% of Net sales	30.4%	29.3%	110	bps	28.2%	110	bps

Net sales in Asia decreased 1.5% in 2015 to $2,478, as volume growth of 4.0% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 4.5%. Acquisitions contributed 0.5% to volume. Organic sales in Asia grew 2.5% in 2015. Volume gains were led by the Greater China region, the Philippines and India.

The increase in organic sales in 2015 versus 2014 was driven by an increase in Oral Care organic sales with the toothpaste and the manual toothbrush categories contributing to growth. Personal Care organic sales also contributed to organic sales growth with gains in the shampoo category.

Net sales in Asia increased 1.5% in 2014 to $2,515, driven by volume growth of 3.5% and net selling price increases of 1.0% which were largely offset by negative foreign exchange of 3.0%. Organic sales in Asia grew 4.5% in 2014. Volume gains were led by the Philippines, India and the Greater China region.

Operating profit in Asia increased 2% in 2015 to $753, or 110 bps to 30.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (10 bps) and a decrease in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps), which were partially offset by higher costs (230 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing due to increased promotional activities. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (80 bps), in part reflecting a shift from advertising investment to in-store promotional activities, and lower overhead expenses (30 bps).

Operating profit in Asia increased 5% in 2014 to $736, or 110 bps to 29.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (120 bps), which was partially offset by a decrease in Gross profit (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (250 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs, partially offset by cost savings from the Company's funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (110 bps).

Africa/Eurasia

	2015	2014	% Change		2013	% Change
Net sales	$998	$1,208	(17.5)%		$1,257	(4.0)%
Operating profit	$178	$235	(24)%		$268	(12)%
% of Net sales	17.8%	19.5%	(170)	bps	21.3%	(180)	bps

Net sales in Africa/Eurasia decreased 17.5% in 2015 to $998, as net selling price increases of 7.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 23.5%. Organic sales in Africa/Eurasia grew 6.0% in 2015. Volume declines in the Central Asia/Caucasus region and Ukraine were partially offset by volume gains in the Sub-Saharan Africa region and South Africa.

The increase in organic sales in 2015 versus 2014 was driven by an increase in Oral Care organic sales due to strong organic sales in the toothpaste and the manual toothbrush categories. Home Care organic sales also contributed to organic sales growth with gains in the fabric softener category.

Net sales in Africa/Eurasia decreased 4.0% in 2014 to $1,208. Volume growth of 6.0% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 11.0%. Organic sales in Africa/Eurasia grew 7.0% in 2014. Volume gains were led by South Africa, the Sub-Saharan Africa region, Russia and Turkey.

(Dollars in Millions Except Per Share Amounts)

Operating profit in Africa/Eurasia decreased 24% in 2015 to $178, or 170 bps to 17.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (240 bps), partially offset by a decrease in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (790 bps), driven by higher foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing. The decrease in Selling, general and administrative expenses was due to decreased advertising investment (190 bps), in part reflecting a shift from advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (70 bps).

Operating profit in Africa/Eurasia decreased 12% in 2014 to $235, or 180 bps to 19.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (200 bps), while Selling, general and administrative expenses were even with 2013. This decrease in Gross profit was primarily due to higher raw and packaging material costs (470 bps), driven by higher foreign exchange transaction costs, which were partially offset by cost savings from the Company's funding-the-growth initiatives (170 bps) and the 2012 Restructuring Program (10 bps) and higher pricing. Selling, general and administrative expenses were even with 2013, as higher overhead expenses (100 bps) were offset by decreased advertising investment (100 bps).

Hill’s Pet Nutrition

	2015	2014	% Change		2013	% Change
Net sales	$2,212	$2,255	(2.0)%		$2,211	2.0%
Operating profit	$612	$592	3%		$563	5%
% of Net sales	27.7%	26.3%	140	bps	25.5%	80	bps

Net sales for Hill’s Pet Nutrition decreased 2.0% in 2015 to $2,212, as volume growth of 3.5% and net selling price increases of 2.5%, were more than offset by negative foreign exchange of 8.0%. Organic sales in Hill’s Pet Nutrition increased 6.0% in 2015. Volume gains were led by the United States and Taiwan.

The increase in organic sales in 2015 versus 2014 was driven by continued growth in the Prescription Diet category. The Advanced Nutrition and Naturals categories also contributed to organic sales growth.

Net sales for Hill’s Pet Nutrition increased 2.0% in 2014 to $2,255, driven by volume growth of 1.0% and net selling price increases of 3.0%, which were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 4.0% in 2014. Volume gains were led by Russia and South Africa and were partially offset by volume declines in the United States.

Operating profit in Hill’s Pet Nutrition increased 3% in 2015 to $612, or 140 bps to 27.7% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (60 bps) and a decrease in Selling, general and administrative expenses (190 bps), which were partially offset by an increase in Other (income) expense, net (110 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing, partially offset by higher costs (220 bps), primarily driven by higher raw and packaging material costs, which included higher foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (170 bps). This increase in Other (income) expense, net was primarily due to the expiration of a foreign sales tax exemption.

Operating profit in Hill’s Pet Nutrition increased 5% in 2014 to $592, or 80 bps to 26.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (20 bps) and a decrease in Other (income) expense, net (100 bps), which were partially offset by a decrease in Gross profit (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (290 bps), due in part to formulation changes and foreign exchange transaction costs, which were partially offset by cost savings from the Company's funding-the-growth initiatives (180 bps) and higher pricing. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (90 bps), partially offset by higher overhead expenses as a result of increased investment in customer development initiatives (60 bps). This decrease in Other (income) expense, net was in part due to the expiration of a third-party royalty agreement.

(Dollars in Millions Except Per Share Amounts)

Corporate

	2015	2014	% Change	2013	% Change
Operating profit (loss)	$(1,687)	$(1,088)	55%	$(1,090)	—%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2015	2014	2013
2012 Restructuring Program	$(254)	$(286)	$(371)
Charge for Venezuela accounting change	(1,084)	—	—
Venezuela remeasurement charges	(34)	(327)	(172)
Charges for foreign competition law matters	(14)	(41)	(23)
Costs related to the sale of land in Mexico	—	(4)	(18)
Gain on sale of South Pacific laundry detergent business	187	—	—
Corporate overhead costs and other, net	(488)	(430)	(506)
Total Corporate Operating profit (loss)	$(1,687)	$(1,088)	$(1,090)

(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

2012 Restructuring Program

In the fourth quarter of 2012, the Company commenced the 2012 Restructuring Program. The program’s initiatives are expected to help Colgate ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

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

On October 23, 2014, the Company’s Board approved an expansion of the 2012 Restructuring Program. The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

▪
Expanding Commercial Hubs - Building on the success of this structure already implemented in several divisions, continuing to cluster single-country subsidiaries into more efficient regional hubs, in order to drive smarter and faster decision-making, strengthen capabilities available on the ground and improve cost structure.

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

On October 29, 2015, the Company’s Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company expects the initiatives under the expanded program to have a similar aftertax rate of return to the existing program, which on average has been 30%. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved. The charges and savings discussed below do not reflect the impact of this expansion.

(Dollars in Millions Except Per Share Amounts)

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). These pretax charges are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are expected to amount to approximately $285 to $435 ($210 to $310 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, by the end of 2016, the 2012 Restructuring Program will have contributed a net reduction of approximately 2,700-3,200 positions from the Company’s global employee workforce.

Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program. Savings in 2016 are expected to amount to approximately $60 to $70 pretax ($55 to $65 aftertax).

For the years ended December 31, 2015, 2014 and 2013, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2015	2014	2013
Cost of sales	$20	$29	$32
Selling, general and administrative expenses	64	62	137
Other (income) expense, net	170	195	202
Total 2012 Restructuring Program charges, pretax	$254	$286	$371

Total 2012 Restructuring Program charges, aftertax	$183	$208	$278

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2015	2014	2013	Accumulated Charges
North America	21%	11%	11%	13%
Latin America	3%	4%	4%	4%
Europe/South Pacific	15%	20%	28%	24%
Asia	3%	3%	—%	2%
Africa/Eurasia	5%	3%	7%	5%
Hill’s Pet Nutrition	5%	10%	8%	7%
Corporate	48%	49%	42%	45%

(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $1,000 ($739 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2015
Employee-Related Costs	$404
Incremental Depreciation	71
Asset Impairments	7
Other	518
Total	$1,000

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

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2013	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215

(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $17, $5 and $17 for the years ended December 31, 2015, 2014 and 2013, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2015, 2014 and 2013 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $65, $65 and $50, respectively, and contract termination costs and charges resulting directly from exit activities of $8, $40 and $34, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2015, 2014 and 2013 are other exit costs of $47, $82 and $25, respectively, related to the consolidation of facilities. Other charges for the year ended December 31, 2013 also included a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

Non-GAAP Financial Measures

This Annual Report on Form 10-K discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2015 and 2014 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and, as applicable, excluding a charge related to the change in accounting for the Company’s Venezuelan operations, charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, a gain on the sale of the Company’s laundry detergent business in the South Pacific, charges for foreign tax matters, costs related to the sale of land in Mexico and charges for foreign competition law matters (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2015, 2014 and 2013 is presented within the applicable section of Results of Operations.

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

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of organic sales growth to Net sales growth for each of the years ended December 31, 2015 and 2014 versus the prior year:

Year ended December 31, 2015	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.0%	(1.0)%	—%	1.0%
Latin America	9.5%	(19.0)%	—%	(9.5)%
Europe/South Pacific	1.0%	(14.5)%	(2.0)%	(15.5)%
Asia	2.5%	(4.5)%	0.5%	(1.5)%
Africa/Eurasia	6.0%	(23.5)%	—%	(17.5)%
Total Oral, Personal and Home Care	4.5%	(12.0)%	(0.5)%	(8.0)%
Pet Nutrition	6.0%	(8.0)%	—%	(2.0)%
Total Company	5.0%	(11.5)%	(0.5)%	(7.0)%

Year ended December 31, 2014	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.5%	(1.0)%	—%	1.5%
Latin America	9.0%	(14.5)%	0.5%	(5.0)%
Europe/South Pacific	1.5%	(0.5)%	(0.5)%	0.5%
Asia	4.5%	(3.0)%	—%	1.5%
Africa/Eurasia	7.0%	(11.0)%	—%	(4.0)%
Total Oral, Personal and Home Care	5.0%	(6.0)%	—%	(1.0)%
Pet Nutrition	4.0%	(2.0)%	—%	2.0%
Total Company	5.0%	(6.0)%	—%	(1.0)%

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

Cash Flow

Net cash provided by operations was $2,949 in 2015, compared to $3,298 in 2014 and $3,204 in 2013. Net cash provided by operations for 2015 decreased due to: a decrease in Operating profit, excluding a charge related to the change in accounting for the Company’s Venezuelan operations, charges related to the 2012 Restructuring Program, charges related to the Venezuela Remeasurements, a gain on the sale of the Company’s laundry detergent business in the South Pacific, costs related to the sale of land in Mexico and charges for foreign competition law matters in both periods, as applicable; higher income tax payments; and payments for a foreign competition law matter. The increase in 2014 as compared to 2013 was primarily due to strong operating earnings and a continued tight focus on working capital.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales was 0.5% and 0.8% in 2015 and 2014, respectively. This decrease is primarily due to the exclusion of the working capital of the Company’s Venezuelan operations as of December 31, 2015.

On October 29, 2015, the Company’s Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific (discussed below) to expand the 2012 Restructuring Program and extend it through December 31, 2017. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved. The charges and savings discussed below do not reflect the impact of this expansion.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,285 to $1,435 pretax ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program are projected to be in the range of $405 to $475 pretax ($340 to $390 aftertax) annually by the fourth year of the program, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2016 are expected to amount to approximately $285 to $435 ($210 to $310 aftertax) and savings in 2016 are expected to amount to approximately $60 to $70 pretax ($55 to $65 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at December 31, 2015 is expected to be paid before year end 2016.

Investing activities used $685 of cash in 2015, reflecting a reduction in cash of $75 as CP Venezuela’s cash is no longer included in the Company’s Consolidated Balance Sheet effective December 31, 2015, compared to $859 and $890 during 2014 and 2013, respectively. Purchases of marketable securities and investments increased in 2015 to $742 from $340 in 2014, partially due to an increase, prior to the change in accounting for the Company’s Venezuelan operations, in CP Venezuela’s investments in local currency-denominated fixed interest rate government bonds and a fixed interest rate note receivable, an increase in purchases by the Company’s Argentinian subsidiary of U.S. dollar-linked fixed interest rate government bonds and an increase in bank deposits with original maturities greater than 90 days. Proceeds from the sale of marketable securities and investments increased in 2015 to $599 from $283 in 2014 partially due to higher proceeds, prior to the change in accounting for the Company’s Venezuelan operations, from CP Venezuela’s investments in local currency-denominated fixed interest rate government bonds and a fixed interest rate note receivable, higher proceeds from the Company’s Argentinian subsidiary’s investment in U.S. dollar-linked fixed interest rate government bonds and an increase in proceeds from the redemption of bank deposits with original maturities greater than 90 days.

(Dollars in Millions Except Per Share Amounts)

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share). The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale will be reinvested to expand the 2012 Restructuring Program.

In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by February 29, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to March 30, 2016. While these conditions are not expected to be fully satisfied by March 30, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016.

Capital expenditures were $691, $757 and $670 for 2015, 2014 and 2013, respectively. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2016 are expected to be approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5% primarily due to the 2012 Restructuring Program.

Financing activities used $2,276 of cash during 2015 compared to $2,170 and $2,142 during 2014 and 2013, respectively. The increase in cash used in 2015 as compared to 2014 was primarily due to higher principal payments on debt, higher dividends paid and higher purchases of treasury shares, which were partially offset by higher proceeds from the issuances of debt. The increase in cash used in 2014 as compared to 2013 was primarily due to higher principal payments on debt and higher dividends paid, which were partially offset by higher proceeds from the issuances of debt.

Long-term debt, including the current portion, increased to $6,567 as of December 31, 2015, as compared to $6,132 as of December 31, 2014 and total debt increased to $6,571 as of December 31, 2015 as compared to $6,148 as of December 31, 2014. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the third quarter of 2015, the Company issued $600 of thirty-year notes at a fixed rate of 4.00%. During the second quarter of 2015 the Company issued €500 of euro-denominated four-year notes at a variable rate. During the fourth quarter of 2014, the Company issued $134 of forty-year notes at a variable rate. During the first quarter of 2014, the Company issued $500 of five-year notes at a fixed rate of 1.75% and $500 of ten-year notes at a fixed rate of 3.25%. During the fourth quarter of 2013, the Company issued $300 of five-year notes at a fixed rate of 1.50% and $82 of forty-year notes at a variable rate. During the second quarter of 2013, the Company issued $400 of five-year notes at a fixed rate of 0.90% and $400 of ten-year notes at a fixed rate of 2.10%. The debt issuances during the third quarter of 2015, the first and fourth quarters of 2014 and the second and fourth quarters of 2013 were U.S. dollar-denominated. The debt issuances in 2015, 2014 and 2013 were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second and third quarters of 2015, first quarter of 2014 and second and fourth quarters of 2013 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuance in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar-denominated notes and €250 of euro-denominated notes, both of which became due in the second quarter of 2014. Proceeds from the debt issuance in the second quarter of 2013 were also used to repay and retire $250 of notes due in 2013.

(Dollars in Millions Except Per Share Amounts)

At December 31, 2015, the Company had access to unused domestic and foreign lines of credit of $2,976 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2016. In addition, the Company has the ability to draw $20 from a credit facility that expires in December 2016. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $5 and $255 as of December 31, 2015 and December 31, 2014, respectively. The average daily balances outstanding for commercial paper in 2015 and 2014 were $1,989 and $1,486, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2019.

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2015 and 2014:

	2015			2014
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	1.8%	2016	$4	1.9%	2015	$16
Commercial paper	—%	2016	5	—%	2015	255
Total			$9			$271

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

Dividend payments in 2015 were $1,493, an increase from $1,446 in 2014 and $1,382 in 2013. Dividend payments increased to $1.50 per share in 2015 from $1.42 per share in 2014 and $1.33 per share in 2013. In the first quarter of 2015, the Company’s Board increased the quarterly common stock cash dividend to $0.38 per share from $0.36 per share, effective in the second quarter of 2015.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. The share repurchase program approved by the Board on September 8, 2011 (the “2011 Program”) authorized the repurchase of up to 50 million shares of the Company’s common stock. On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a new share repurchase program (the “2015 Program”), which replaced the 2011 Program. The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

Aggregate share repurchases in 2015 consisted of 19.9 million common shares under the 2015 Program, 1.7 million common shares under the 2011 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,551. Aggregate repurchases in 2014 consisted of 21.7 million common shares under the 2011 Program and 1.5 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,530. Aggregate repurchases in 2013 consisted of 24.6 million common shares under the 2011 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,521.

(Dollars in Millions Except Per Share Amounts)

Cash and cash equivalents decreased $119 during 2015 to $970 at December 31, 2015, compared to $1,089 at December 31, 2014, most of which ($932 and $1,034, respectively) were held by the Company’s foreign subsidiaries. The amount at December 31, 2014 included $64 that was subject to currency exchange controls in Venezuela, limiting the total amount of Cash and cash equivalents held by the Company’s foreign subsidiaries that could be repatriated at any particular point in time. See Note 14, Venezuela to the Consolidated Financial Statements for information regarding the change in accounting for the Company’s Venezuelan operations effective December 31, 2015. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2015, the Company had approximately $4,600 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company does not currently anticipate a need to repatriate these earnings. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and, therefore, are not subject to such taxes. Should these earnings be repatriated in the future, they would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2015:

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt including current portion	$6,567	$298	$649	$698	$1,045	$248	$3,629
Net cash interest payments on long-term debt(1)	1,376	129	110	108	102	100	827
Leases	926	188	152	139	129	120	198
Purchase obligations(2)	697	449	125	83	16	16	8
Total	$9,566	$1,064	$1,036	$1,028	$1,292	$484	$4,662
_______

(1)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(2)
The Company had outstanding contractual obligations with suppliers at the end of 2015 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2016. Management also does not expect to make a voluntary contribution to the U.S. pension plans for the year ending December 31, 2016. In addition, total benefit payments to be paid to participants for the year ending December 31, 2016 from the Company’s assets are estimated to be approximately $63.

Additionally, liabilities for unrecognized income tax benefits are excluded from the table above as the Company is unable to reasonably predict the ultimate amount or timing of a settlement of such liabilities. See Note 11, Income Taxes to the Consolidated Financial Statements for more information.

As more fully described in Part I, Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements, the Company has commitments and contingencies with respect to lawsuits, environmental matters, taxes and other matters arising in the ordinary course of business.

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

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates with resulting translation gains and losses accumulated in a separate component of shareholders’ equity. Income and expense items are translated into U.S. dollars at average rates of exchange prevailing during the year.

Prior to the change in accounting for the Company’s Venezuelan operations, which was effective December 31, 2015, the functional currency for CP Venezuela was the U.S. dollar since Venezuela was designated as hyper-inflationary, and Venezuelan currency fluctuations were reported in income. The local currency-denominated non-monetary assets of the Venezuelan operations, including inventories and property, plant and equipment were remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities were remeasured at period-end exchange rates. Remeasurement adjustments for these operations were included in Net income attributable to Colgate-Palmolive Company. Refer to Executive Overview and Outlook above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $35 and $22 at December 31, 2015 and 2014, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2015, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $39.

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

Based on year-end 2015 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $14 in 2015.

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

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized losses of $0 and $1 at December 31, 2015 and 2014, respectively. At the end of 2015, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $2.

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

Recent Accounting Pronouncements

On January 5, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

On November 20, 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

On July 22, 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

On April 7, 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU No. 2015-03 does not apply to line-of-credit arrangements. Accordingly, companies may continue to present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU No. 2015-03 was effective for the Company beginning January 1, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On February 18, 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance was effective for the Company beginning January 1, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 770 bps, from 58.6% to 50.9% in 2015 and decreased by 770 bps and 750 bps in 2014 and 2013, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (80% of inventories) and the LIFO method (20% of inventories). There would have been no material impact on reported earnings for 2015, 2014 or 2013 had all inventories been accounted for under the FIFO method.

(Dollars in Millions Except Per Share Amounts)

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves and, prior to the change in accounting for the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.93%, 4.24% and 4.96% as of December 31, 2015, 2014 and 2013, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 4.97%, 4.36% and 5.24% as of December 31, 2015, 2014 and 2013, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.80% as of December 31, 2015, 2014 and 2013. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (1)%, 7%, 6%, 6% and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 53% in fixed income securities, 27% in equity securities and 20% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $10. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $3. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2015, December 31, 2014 and December 31, 2013. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.67% for 2016, declining to 4.75% by 2022 and remaining at 4.75% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $6.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2015 was $7.25. The Black-Scholes model uses various assumptions to determine the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 7%. A 1% change in volatility would change fair value by approximately 6%.

(Dollars in Millions Except Per Share Amounts)

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

▪
Tax valuation allowances are established to reduce deferred tax assets, such as tax loss carryforwards, to net realizable value. Factors considered in estimating net realizable value include historical results by tax jurisdiction, carryforward periods, income tax strategies and forecasted taxable income.

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

▪
Prior to the change in accounting for the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela required careful consideration by management given the various currency exchange mechanisms that exist in Venezuela. Although access to U.S. dollars in Venezuela has been challenging, because the majority of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar was generally sufficient to settle most of its U.S. dollar obligations for imported materials. However, the Company did not believe this rate was applicable to foreign investments and could not be used to pay dividends. The Company also gave consideration to using the SIMADI rate to remeasure the financial statements of CP Venezuela; however, CP Venezuela did not participate in the SIMADI market through December 31, 2015 and had no intention to do so. As a result, the Company remeasured the financial statements of CP Venezuela at the rate at which it believed was applicable for the remittance of future dividends which, based on the advice of legal counsel, was the SICAD rate.

Refer to Executive Overview and Outlook above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

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

(Dollars in Millions Except Per Share Amounts)

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

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases. Such statements may relate, for example, to net sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations, exchange controls, price or profit controls and labor unrest, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels, acquisitions and divestitures, including the Mexico land sale, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2015.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and has expressed an unqualified opinion in their report, which appears in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the 2012 Restructuring Program, the Company is implementing a shared business service organization model in all regions of the world. This implementation is expected to continue in a phased approach in future years. At this time, certain financial transaction processing activities have been transitioned to these shared business services centers. The Company does not expect this transition to materially affect its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman, President and Chief Executive Officer, the Chief Financial Officer and the Vice President and Corporate Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2016 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2015:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	47,086	(1)	$52.23	(2)	48,729	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	47,086		$52.23		48,729
_______

(1)
Consists of 43,920 options outstanding and 3,166 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $56.00 and restricted stock units of $0.00.

(3)	Amount includes 37,175 options available for issuance and 11,554 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2016 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2016 Proxy Statement is incorporated herein by reference.

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

Colgate-Palmolive Company (Registrant)

Date: February 18, 2016	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	John P. Bilbrey, John T. Cahill, Helene D. Gayle, Ellen M. Hancock, Richard J. Kogan, Delano E. Lewis, Lorrie M. Norrington, Michael B. Polk, J. Pedro Reinhard, Stephen I. Sadove

/s/ Dennis J. Hickey	/s/ Jennifer M. Daniels
Dennis J. Hickey Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 18, 2016

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2015	2014	2013
Net sales	$16,034	$17,277	$17,420
Cost of sales	6,635	7,168	7,219
Gross profit	9,399	10,109	10,201
Selling, general and administrative expenses	5,464	5,982	6,223
Other (income) expense, net	62	570	422
Charge for Venezuela accounting change	1,084	—	—
Operating profit	2,789	3,557	3,556
Interest (income) expense, net	26	24	(9)
Income before income taxes	2,763	3,533	3,565
Provision for income taxes	1,215	1,194	1,155
Net income including noncontrolling interests	1,548	2,339	2,410
Less: Net income attributable to noncontrolling interests	164	159	169
Net income attributable to Colgate-Palmolive Company	$1,384	$2,180	$2,241
Earnings per common share, basic	$1.53	$2.38	$2.41
Earnings per common share, diluted	$1.52	$2.36	$2.38

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2015	2014	2013
Net income including noncontrolling interests	$1,548	$2,339	$2,410
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(645)	(685)	(166)
Retirement plan and other retiree benefit adjustments	196	(329)	318
Gains (losses) on available-for-sale securities	(7)	(48)	13
Gains (losses) on cash flow hedges	2	2	2
Total Other comprehensive income (loss), net of tax	(454)	(1,060)	167
Total Comprehensive income including noncontrolling interests	1,094	1,279	2,577
Less: Net income attributable to noncontrolling interests	164	159	169
Less: Cumulative translation adjustments attributable to noncontrolling interests	(11)	(4)	(3)
Total Comprehensive income attributable to noncontrolling interests	153	155	166
Total Comprehensive income attributable to Colgate-Palmolive Company	$941	$1,124	$2,411

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2015	2014
Assets
Current Assets
Cash and cash equivalents	$970	$1,089
Receivables (net of allowances of $59 and $54, respectively)	1,427	1,552
Inventories	1,180	1,382
Other current assets	807	840
Total current assets	4,384	4,863
Property, plant and equipment, net	3,796	4,080
Goodwill	2,103	2,307
Other intangible assets, net	1,346	1,413
Deferred income taxes	67	76
Other assets	262	720
Total assets	$11,958	$13,459
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$4	$16
Current portion of long-term debt	298	488
Accounts payable	1,110	1,231
Accrued income taxes	277	294
Other accruals	1,845	1,917
Total current liabilities	3,534	3,946
Long-term debt	6,269	5,644
Deferred income taxes	233	261
Other liabilities	1,966	2,223
Total liabilities	12,002	12,074
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	1,438	1,236
Retained earnings	18,861	18,832
Accumulated other comprehensive income (loss)	(3,950)	(3,507)
Unearned compensation	(12)	(20)
Treasury stock, at cost	(18,102)	(16,862)
Total Colgate-Palmolive Company shareholders’ equity	(299)	1,145
Noncontrolling interests	255	240
Total equity	(44)	1,385
Total liabilities and equity	$11,958	$13,459

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2013	$1,466	$818	$(41)	$(14,386)	$16,953	$(2,621)	$201
Net income					2,241		169
Other comprehensive income (loss), net of tax						170	(3)
Dividends					(1,242)		(140)
Stock-based compensation expense		128
Shares issued for stock options		82		201
Shares issued for restricted stock awards		(75)		75
Treasury stock acquired				(1,521)
Other		51	8	(2)			4
Balance, December 31, 2013	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					2,180		159
Other comprehensive income (loss), net of tax						(1,056)	(4)
Dividends					(1,300)		(146)
Stock-based compensation expense		131
Shares issued for stock options		100		225
Shares issued for restricted stock awards		(77)		77
Treasury stock acquired				(1,530)
Other		78	13	(1)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					1,384		164
Other comprehensive income (loss), net of tax						(443)	(11)
Dividends					(1,355)		(138)
Stock-based compensation expense		125
Shares issued for stock options		90		243
Shares issued for restricted stock awards		(69)		69
Treasury stock acquired				(1,551)
Other		56	8	(1)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2015	2014	2013
Operating Activities
Net income including noncontrolling interests	$1,548	$2,339	$2,410
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	449	442	439
Restructuring and termination benefits, net of cash	69	64	182
Venezuela remeasurement charges	34	327	172
Voluntary benefit plan contributions	—	(2)	(101)
Charge for a foreign tax matter	—	66	—
Stock-based compensation expense	125	131	128
Gain on sale of South Pacific laundry detergent business	(187)	—	—
Charge for Venezuela accounting change	1,084	—	—
Deferred income taxes	(51)	18	71
Cash effects of changes in:
Receivables	(75)	(109)	(37)
Inventories	(13)	(60)	(97)
Accounts payable and other accruals	(67)	57	24
Other non-current assets and liabilities	33	25	13
Net cash provided by operations	2,949	3,298	3,204
Investing Activities
Capital expenditures	(691)	(757)	(670)
Sale of property and non-core product lines	9	24	15
Purchases of marketable securities and investments	(742)	(340)	(505)
Proceeds from sale of marketable securities and investments	599	283	267
Proceeds from sale of South Pacific laundry detergent business	221	—	—
Payment for acquisitions, net of cash acquired	(13)	(87)	(3)
Reduction in cash due to Venezuela accounting change	(75)	—	—
Other	7	18	6
Net cash used in investing activities	(685)	(859)	(890)
Financing Activities
Principal payments on debt	(9,181)	(8,525)	(7,554)
Proceeds from issuance of debt	9,602	8,960	7,976
Dividends paid	(1,493)	(1,446)	(1,382)
Purchases of treasury shares	(1,551)	(1,530)	(1,521)
Proceeds from exercise of stock options and excess tax benefits	347	371	339
Net cash used in financing activities	(2,276)	(2,170)	(2,142)
Effect of exchange rate changes on Cash and cash equivalents	(107)	(142)	(94)
Net (decrease) increase in Cash and cash equivalents	(119)	127	78
Cash and cash equivalents at beginning of year	1,089	962	884
Cash and cash equivalents at end of year	$970	$1,089	$962
Supplemental Cash Flow Information
Income taxes paid	$1,259	$1,009	$1,087
Interest paid	$131	$133	$118

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

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2015	2014	2013
Oral Care	47%	46%	46%
Personal Care	20%	21%	21%
Home Care	19%	20%	20%
Pet Nutrition	14%	13%	13%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2015 and 2014, equity method investments included in Other assets in the Consolidated Balance Sheets were $34 and $31, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method. Effective December 31, 2015, the Company began accounting for the operations of its Venezuelan subsidiary (“CP Venezuela”) using the cost method of accounting and as a result its Consolidated Balance Sheet as of December 31, 2015 no longer includes the assets and liabilities of CP Venezuela. See Note 14, Venezuela for further information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves and, prior to the change in accounting for the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela (see Note 14, Venezuela). Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,235, $1,326 and $1,304 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

For subsidiaries operating in highly inflationary environments, local currency-denominated non-monetary assets, including inventories, goodwill and property, plant and equipment, are remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company. Prior to the change in accounting for the Company’s Venezuelan operations, CP Venezuela was designated as hyper-inflationary and the functional currency for CP Venezuela was the U.S. dollar. See Note 14, Venezuela for further information.

Recent Accounting Pronouncements

On January 5, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

On November 20, 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

On July 22, 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under the former accounting standards, such costs were recorded as an asset. On August 18, 2015, the FASB clarified that the guidance in ASU No. 2015-03 does not apply to line-of-credit arrangements. Accordingly, companies may continue to present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. The new guidance in ASU No. 2015-03 was effective for the Company beginning January 1, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On February 18, 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance was effective for the Company beginning January 1, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

3.    Acquisitions and Divestitures

Sale of Laundry Detergent Business in the South Pacific

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. The funds from the sale will be reinvested to expand the 2012 Restructuring Program (see Note 4, Restructuring and Related Implementation Changes).

Myanmar Acquisition

On October 3, 2014, the Company acquired an oral care business in Myanmar for $62 in cash plus additional consideration contingent upon achievement of performance targets under a distribution services agreement.

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by February 29, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to March 30, 2016. While these conditions are not expected to be fully satisfied by March 30, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. In 2015, 2014 and 2013 the Company recorded $0, $4 and $18 of pretax costs ($0, $3 and $12 of aftertax costs), respectively, related to the sale.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

4.        Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a four-year Global Growth and Efficiency Program for sustained growth. The program’s initiatives are expected to help Colgate ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the Global Growth and Efficiency Program (as expanded the “2012 Restructuring Program”) to take advantage of additional savings opportunities.

On October 29, 2015, the Company’s Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. The Company will update its disclosure to reflect the impact the expansion will have on the range of estimated charges and savings for the 2012 Restructuring Program when the additional initiatives under the expanded program are approved. The charges discussed below do not reflect the impact of this expansion.

Cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,285 to $1,435 ($950 to $1,050 aftertax). The pretax charges related to the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of implementation-related charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are expected to amount to approximately $285 to $435 ($210 to $310 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, by the end of 2016, the 2012 Restructuring Program will have contributed a net reduction of approximately 2,700-3,200 positions from the Company’s global employee workforce.

For the years ended December 31, 2015, 2014 and 2013, restructuring and implementation-related charges are reflected in the Consolidated Statements of Income as follows:

	2015	2014	2013
Cost of sales	$20	$29	$32
Selling, general and administrative expenses	64	62	137
Other (income) expense, net	170	195	202
Total 2012 Restructuring Program charges, pretax	$254	$286	$371

Total 2012 Restructuring Program charges, aftertax	$183	$208	$278

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2015	2014	2013	Accumulated Charges
North America	21%	11%	11%	13%
Latin America	3%	4%	4%	4%
Europe/South Pacific	15%	20%	28%	24%
Asia	3%	3%	—%	2%
Africa/Eurasia	5%	3%	7%	5%
Hill’s Pet Nutrition	5%	10%	8%	7%
Corporate	48%	49%	42%	45%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $1,000 ($739 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2015
Employee-Related Costs	$404
Incremental Depreciation	71
Asset Impairments	7
Other	518
Total	$1,000

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and implementation-related charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2013	$84	$—	$—	$5	$89
Charges	144	26	1	200	371
Cash payments	(97)	—	—	(72)	(169)
Charges against assets	(17)	(26)	(1)	—	(44)
Foreign exchange	2	—	—	—	2
Other	—	—	—	(91)	(91)
Balance at December 31, 2013	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $17, $5 and $17 for the years ended December 31, 2015, 2014 and 2013, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2015, 2014 and 2013 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $65, $65 and $50, respectively, and contract termination costs and charges resulting directly from exit activities of $8, $40 and $34, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2015, 2014 and 2013 are other exit costs of $47, $82 and $25, respectively, related to the consolidation of facilities. Other charges for the year ended December 31, 2013 also included a curtailment charge of $91 related to changes to the Company’s U.S. defined benefit retirement plans (see Note 10, Retirement Plans and Other Retiree Benefits).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2015 and 2014, by segment was as follows:

	2015	2014
Oral, Personal and Home Care
North America	$333	$352
Latin America	224	320
Europe/South Pacific	1,307	1,374
Asia	149	160
Africa/Eurasia	75	86
Total Oral, Personal and Home Care	2,088	2,292
Pet Nutrition	15	15
Total Goodwill	$2,103	$2,307

The change in the amount of Goodwill in each year is primarily due to the impact of foreign currency translation.

Other intangible assets as of December 31, 2015 and 2014 were comprised of the following:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$545	$(302)	$243	$552	$(285)	$267
Other finite life intangible assets	216	(64)	152	213	(54)	159
Indefinite life intangible assets	951	—	951	987	—	987
Total Other intangible assets	$1,712	$(366)	$1,346	$1,752	$(339)	$1,413

The changes in the net carrying amounts of Other intangible assets during 2015, 2014 and 2013 were primarily due to amortization expense of $33, $32 and $32, respectively, as well as the impact of foreign currency translation. Annual estimated amortization expense for each of the next five years is expected to be approximately $28.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.            Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2015	2014
Notes	2.1%	2016	-	2078	$6,562	$5,877
Commercial paper	—%	2016			5	255
					6,567	6,132
Less: Current portion of long-term debt					298	488
Total					$6,269	$5,644

The weighted-average interest rate on short-term borrowings of $4 in 2015 and $16 in 2014 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2015 and 2014 was 1.8% and 1.9%, respectively.

The Company classifies commercial paper as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding commercial paper reclassified as long-term debt, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2015, were as follows:

Years Ended December 31,
2016	$298
2017	649
2018	698
2019	1,045
2020	248
Thereafter	3,629

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

The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. The debt issuances in 2015 and 2014 were under the Company’s shelf registration statement. The debt issuances during the third quarter of 2015 and the first and fourth quarters of 2014 were U.S. dollar-denominated. Proceeds from the debt issuances in the second and third quarters of 2015 and the first and fourth quarters of 2014 were used for general corporate purposes which included the retirement of commercial paper borrowings. Proceeds from the debt issuances in the first quarter of 2014 were also used to repay and retire $250 of U.S. dollar-denominated notes and €250 of euro-denominated notes, both of which became due in the second quarter of 2014.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2015, the Company had access to unused domestic and foreign lines of credit of $2,976 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2016 and $20 from a revolving credit facility that expires in December 2016. Commitment fees related to the credit facilities are not material.

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

Foreign Exchange Risk

As the Company markets its products in over 200 countries and territories, it is exposed to currency fluctuations related to manufacturing and selling its products in currencies other than the U.S. dollar. The Company manages its foreign currency exposures through a combination of cost containment measures, sourcing strategies, selling price increases and the hedging of certain costs in an effort to minimize the impact on earnings of foreign currency rate movements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts.  Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The following summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2015 and December 31, 2014:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/15	12/31/14		12/31/15	12/31/14
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	7	12	Other liabilities	—	2
Foreign currency contracts	Other current assets	131	21	Other accruals	5	4
Foreign currency contracts	Other assets	—	60	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	—	1
Total designated		$138	$94		$5	$7

Derivatives not designated
Foreign currency contracts	Other assets	13	8	Other liabilities	—	—
Total not designated		$13	$8		$—	$—

Total derivative instruments		$151	$102		$5	$7

Other financial instruments
Marketable securities	Other current assets	$61	$200
Available-for-sale securities	Other assets	—	322
Note receivable	Other current assets	—	42
Total other financial instruments		$61	$564

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2015 and 2014. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2015 and 2014, was $6,767 and $6,346, respectively, and the related carrying value was $6,567 and $6,132, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during each period presented was as follows:

	2015			2014
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$573	$1,250	$1,823	$1,163	$1,438	$2,601
Gain (loss) on derivatives	(3)	(4)	(7)	3	(8)	(5)
Gain (loss) on hedged items	3	4	7	(3)	8	5

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during each period presented was as follows:

	2015			2014
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$745	$9	$754	$511	$14	$525
Gain (loss) recognized in OCI	19	(1)	18	9	—	9
Gain (loss) reclassified into Cost of sales	17	(1)	16	5	—	5

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

Activity related to net investment hedges recorded during each period presented was as follows:

	2015			2014
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$645	$800	$1,445	$567	$297	$864
Gain (loss) on instruments	73	48	121	73	11	84
Gain (loss) on hedged items	(73)	(48)	(121)	(73)	(11)	(84)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Derivatives not designated as hedging instruments also include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the twelve months ended December 31, 2015.

Activity related to these contracts during each period presented was as follows:

	2015		2014
	Foreign Currency Contracts	Cross-currency Swap	Foreign Currency Contracts	Cross-currency Swap
Notional Value at December 31,	$—	$102	$—	$102
Gain (loss) on instruments	7	4	—	5
Gain (loss) on hedged items	—	(4)	—	(5)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Included in Other current assets at December 31, 2015 are marketable securities, which consist of bank deposits of $61 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $41. The long-term portion of these bonds in the amount of $20 is included in Other assets.

Through its subsidiary in Argentina, the Company invested in U.S. dollar-linked devaluation-protected bonds issued by the Argentinian government. These bonds are considered held-to-maturity and are carried at amortized cost. As of December 31, 2015, the amortized cost of these bonds is $61, with an approximate fair value of $77.

At December 31, 2014, Other current assets included marketable securities, a fixed interest rate note receivable, investments in U.S. dollar-linked devaluation-protected bonds and bolivar-denominated fixed interest rate bonds held by CP Venezuela. Effective December 31, 2015, the Company began accounting for CP Venezuela using the cost method of accounting and as a result its Consolidated Balance Sheet as of December 31, 2015 no longer includes the assets and liabilities of CP Venezuela.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the twelve months ended December 31:

	2015	2014
Beginning balance as of January 1	$399	$685
Unrealized gain (loss) on investment	(17)	(341)
Purchases and sales during the period	12	55
Venezuela accounting change	(394)	—
Ending balance as of December 31	$—	$399

Unrealized loss on investment for the year ended December 31, 2015 consisted primarily of a loss in the amount of $50 primarily related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the second and third quarters of 2015. Unrealized loss on investment for the year ended December 31, 2014 consisted primarily of a loss in the amount of $324 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the first and third quarters of 2014. For further information regarding Venezuela, refer to Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a new share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program (the “2011 Program”). The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,551 during 2015 under the 2015 Program and 2011 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2013	935,728,676	529,977,684

Common stock acquired	(25,573,317)	25,573,317
Shares issued for stock options	7,883,834	(7,883,834)
Shares issued for restricted stock units and other	1,907,382	(1,907,382)
Balance, December 31, 2013	919,946,575	545,759,785

Common stock acquired	(23,131,081)	23,131,081
Shares issued for stock options	7,977,124	(7,977,124)
Shares issued for restricted stock units and other	1,919,527	(1,919,527)
Balance, December 31, 2014	906,712,145	558,994,215

Common stock acquired	(22,802,784)	22,802,784
Shares issued for stock options	7,394,839	(7,394,839)
Shares issued for restricted stock units and other	1,434,318	(1,434,318)
Balance, December 31, 2015	892,738,518	572,967,842

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

The Company has one incentive compensation plan, which was approved by the Company’s stockholders on May 10, 2013, pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. Previously, the Company issued these awards pursuant to four different stockholder-approved plans. The total stock-based compensation expense charged against pretax income for these plans was $125, $131 and $128 for the years ended December 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized on stock-based compensation was approximately $39, $42 and $39 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2015, 2014 and 2013 was $7.25, $7.60 and $7.41, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2015	2014	2013
Expected term of options	4.5 years	4.5 years	4.5 years
Expected volatility rate	17.6%	17.1%	18.4%
Risk-free interest rate	1.5%	1.6%	1.5%
Expected dividend yield	2.5%	2.3%	2.3%

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Restricted Stock Units

The Company grants restricted stock unit awards to officers and other employees. Awards vest at the end of the restriction period, which is generally three years. As of December 31, 2015, approximately 11,554,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2015 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2015	3,694	$56
Activity:
Granted	950	66
Vested	(1,364)	51
Forfeited	(114)	59
Restricted stock units as of December 31, 2015	3,166	$61

As of December 31, 2015, there was $57 of total unrecognized compensation expense related to nonvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $70, $71 and $69, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2015, 37,175,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2015 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2015	42,902	$52
Granted	9,275	62
Exercised	(7,826)	42
Forfeited or expired	(431)	62
Options outstanding, December 31, 2015	43,920	56	4	$485
Options exercisable, December 31, 2015	26,524	$52	3	$402

As of December 31, 2015, there was $44 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $200, $211 and $180, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2015, 2014 and 2013 was $55, $63 and $51, respectively, and was reported as a financing cash flow. Cash proceeds received from options exercised for the years ended December 31, 2015, 2014 and 2013 were $299, $314 and $289, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2015 and 2014, there were 23,636,184 and 26,137,798 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2015, the ESOP had outstanding borrowings from the Company of $12, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts, or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2015, 17,690,600 shares of common stock had been released and allocated to participant accounts and 5,945,584 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0, $2, and $0 in 2015, 2014 and 2013, respectively.

The Company paid dividends on the shares held by the ESOP of $38 in 2015, $40 in 2014 and $41 in 2013. The Company contributed to the ESOP $0, $2 and $0 in 2015, 2014 and 2013, respectively.

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

Effective January 1, 2014, the Company changed the way it provides retirement benefits to substantially all of its U.S. based employees participating in its defined benefit retirement plan. For these employees, the Company now provides all future retirement benefits through the Company’s defined contribution plan. As a result, no service after December 31, 2013 is considered for these employees for accruals in the U.S. defined benefit retirement plan. Participants in the Company’s U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula continue to earn interest credits on their vested balances as of December 31, 2013 but no longer receive pay credits. Participants whose retirement benefit was determined under the final average earnings formula continue to have their final average earnings adjusted for pay increases until termination of employment. These changes resulted in a curtailment charge of $91 as all of the previously unamortized prior service costs recorded in Accumulated other comprehensive income (loss) was recognized in 2013.

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	27%	40%
Fixed income securities	53%	41%
Real estate and other investments	20%	19%
Total	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2015 the allocation of the Company’s plan assets and the level of valuation input for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans
Investments:
Cash and cash equivalents	Level 1	$16	$13	$—
U.S. common stocks	Level 1	126	3	1
International common stocks	Level 1	—	—	—
Fixed income securities(a)	Level 2	718	—	6
Common/collective trust funds(b):	Level 2
Developed market equity index funds		321	185	3
Emerging market equity index funds		28	8	—
Other common stock funds		123	23	1
Fixed income funds: U.S. or foreign government and agency securities		25	102	—
Fixed income funds: investment grade corporate bonds		113	68	1
Fixed income funds: high yield corporate bonds and other		114	47	1
Guaranteed investment contracts(c)	Level 2	1	52	—
Real estate funds(d)	Level 3	39	19	1
Total Investments at fair value		$1,624	$520	$14

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2014 the allocation of the Company’s plan assets and the level of valuation input for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans
Investments:
Cash and cash equivalents	Level 1	$48	$10	$1
U.S. common stocks	Level 1	130	3	3
International common stocks	Level 1	—	2	—
Fixed income securities(a)	Level 2	625	—	13
Common/collective trust funds(b):	Level 2
Developed market equity index funds		352	193	9
Emerging market equity index funds		32	8	1
Other common stock funds		118	27	3
Fixed income funds: U.S. or foreign government and agency securities		115	107	3
Fixed income funds: investment grade corporate bonds		168	75	4
Fixed income funds: high yield corporate bonds and other		136	54	3
Guaranteed investment contracts(c)	Level 2	1	54	—
Real estate funds(d)	Level 3	46	19	1
Total Investments at fair value		$1,771	$552	$41
_______

(a)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2015 and 2014, approximately 50% of the fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents a reconciliation of Level 3 plan assets measured at fair value for the year ended December 31:

	2015		2014
	United States Real Estate Fund	International Real Estate Fund	United States Real Estate Fund	International Real Estate Fund
Beginning balance as of January 1	$47	$19	$41	$21
Earned income, net of management expenses	2	—	2	—
Unrealized gain (loss) on investment	5	1	4	(1)
Purchases, sales, issuances and settlements, net	(14)	(1)	—	(1)
Ending balance as of December 31	$40	$19	$47	$19

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% of U.S. plan assets at December 31, 2015 and December 31, 2014. No shares of the Company’s common stock were purchased or sold by the U.S. plans in 2015 or 2014. The plans received dividends on the Company’s common stock of $3 in 2015 and $2 in 2014.

Other Retiree Benefits

The Company and certain of its subsidiaries provide health care and life insurance benefits for retired employees to the extent not provided by government-sponsored plans.

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2015	2014	2015	2014	2015	2014
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,406	$2,102	$916	$894	$1,011	$792
Service cost	2	1	20	17	14	10
Interest cost	100	102	28	35	44	42
Participants’ contributions	—	—	2	4	—	—
Acquisitions/plan amendments	—	—	3	—	—	—
Actuarial loss (gain)	(189)	362	(3)	123	(154)	203
Foreign exchange impact	—	—	(75)	(88)	(14)	(3)
Termination benefits (1)	16	5	—	—	1	—
Curtailments and settlements	—	—	(16)	(28)	—	—
Benefit payments	(134)	(154)	(38)	(40)	(40)	(33)
Other (2)	—	(12)	(35)	(1)	—	—
Benefit obligations at end of year	$2,201	$2,406	$802	$916	$862	$1,011
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,771	$1,736	$552	$558	$41	$41
Actual return on plan assets	(33)	178	20	65	—	4
Company contributions	20	23	35	36	13	29
Participants’ contributions	—	—	2	4	—	—
Foreign exchange impact	—	—	(35)	(43)	—	—
Settlements	—	—	(14)	(27)	—	—
Benefit payments	(134)	(154)	(38)	(40)	(40)	(33)
Other	—	(12)	(2)	(1)	—	—
Fair value of plan assets at end of year	$1,624	$1,771	$520	$552	$14	$41
Funded Status
Benefit obligations at end of year	$2,201	$2,406	$802	$916	$862	$1,011
Fair value of plan assets at end of year	1,624	1,771	520	552	14	41
Net amount recognized	$(577)	$(635)	$(282)	$(364)	$(848)	$(970)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$17	$6	$—	$—
Current liabilities	(21)	(20)	(12)	(28)	(41)	(41)
Noncurrent liabilities	(556)	(615)	(287)	(342)	(807)	(929)
Net amount recognized	$(577)	$(635)	$(282)	$(364)	$(848)	$(970)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$852	$933	$219	$259	$305	$481
Transition/prior service cost	2	2	7	19	(2)	(3)
	$854	$935	$226	$278	$303	$478
Accumulated benefit obligation	$2,100	$2,283	$739	$817	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2015	2014	2015	2014	2015	2014
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.93%	4.24%	3.17%	3.06%	4.97%	4.36%
Long-term rate of return on plan assets	6.80%	6.80%	4.62%	5.05%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	2.78%	2.83%	—%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.67%	7.00%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2015 and 2014 pursuant to the 2012 Restructuring Program.

(2)	Other in International Pension Plans includes a $33 impact related to the change in accounting for the Company’s Venezuelan operations. See Note 14, Venezuela.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2015 for the U.S. plans was 6.80%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (1)%, 7%, 6%, 6%, and 8%, respectively.  Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2015 weighted-average rate of return of 4.62%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.67% in 2016 to 4.75% by 2022, remaining at 4.75% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$120	$(96)
Total of service and interest cost components	10	(8)

Expected mortality is a key assumption in the measurement for pension and other postretirement benefit obligations. For the Company’s U.S. plans, this assumption was updated as of December 31, 2015 in order to reflect the Society of Actuaries’ updated mortality improvement scale published in October 2015. This resulted in a decrease of 1% and 2% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively. This assumption was previously updated for the Company’s U.S. plans as of December 31, 2014 in order to reflect the Society of Actuaries’ mortality tables and mortality improvement scale published in October 2014 which resulted in an increase of 6% and 9% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2015	2014
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,667	$2,958
Fair value of plan assets	1,792	1,955

Accumulated benefit obligation	2,499	2,725
Fair value of plan assets	1,772	1,922

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$2	$1	$24	$20	$17	$19	$14	$11	$13
Interest cost	100	102	90	28	35	34	44	42	38
Annual ESOP allocation	—	—	—	—	—	—	—	(1)	(2)
Expected return on plan assets	(117)	(112)	(118)	(28)	(29)	(26)	(2)	(3)	(3)
Amortization of transition and prior service costs (credits)	—	1	9	2	4	2	—	3	1
Amortization of actuarial loss	44	37	68	11	6	10	25	16	21
Net periodic benefit cost	$29	$29	$73	$33	$33	$39	$81	$68	$68
Other postretirement charges	16	5	102	(1)	(8)	3	1	—	6
Total pension cost	$45	$34	$175	$32	$25	$42	$82	$68	$74
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.24%	4.96%	4.14%	3.06%	3.99%	3.57%	4.36%	5.24%	4.32%
Long-term rate of return on plan assets	6.80%	6.80%	7.30%	5.05%	5.50%	5.39%	6.80%	6.80%	7.30%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.83%	3.02%	2.80%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	7.00%	7.00%	7.50%

Other postretirement charges in 2015 include pension and other benefit enhancements amounting to $17 incurred pursuant to the 2012 Restructuring Program.

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

The Company made voluntary contributions of $0, $2 and $101 in 2015, 2014 and 2013, respectively, to its U.S. retirement plans.

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Plans	Other Retiree Benefit Plans
Net actuarial loss	$47	$15
Net transition and prior service cost	—	—

Expected Contributions and Benefit Payments

Management’s best estimate of voluntary contributions to U.S. pension plans for the year ending December 31, 2016 is approximately $50. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2016 from the Company’s assets are estimated to be approximately $63. Total benefit payments expected to be paid to participants from plan assets, or directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2016	$134	$40	$42	$216
2017	135	40	43	218
2018	136	35	43	214
2019	137	36	44	217
2020	150	38	45	233
2021-2025	730	215	238	1,183

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

11.    Income Taxes

The components of income before income taxes are as follows for the three years ended December 31:

	2015	2014	2013
United States	$1,118	$1,094	$1,018
International	1,645	2,439	2,547
Total Income before income taxes	$2,763	$3,533	$3,565

The provision for income taxes consists of the following for the three years ended December 31:

	2015	2014	2013
United States	$376	$348	$314
International	839	846	841
Total Provision for income taxes	$1,215	$1,194	$1,155

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2015	2014	2013
Goodwill and intangible assets	$3	$(40)	$(14)
Property, plant and equipment	(25)	(13)	—
Pension and other retiree benefits	36	19	85
Stock-based compensation	11	11	10
Tax loss and tax credit carryforwards	(4)	5	(30)
Other, net	98	(19)	(33)
Total deferred tax benefit (provision)	$119	$(37)	$18

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2015	2014	2013
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	0.7	0.4
Earnings taxed at other than United States statutory rate	(3.6)	(2.3)	(1.4)
Charge for a foreign tax matter (1)	0.5	1.9	—
Venezuela accounting change (2)	12.8	—	—
Other, net	(1.7)	(1.5)	(1.6)
Effective tax rate	44.0%	33.8%	32.4%
_________

(1)
The charge for a foreign tax matter in 2015 relates to several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The charge for a foreign tax matter in 2014 relates to a notice of an adverse decision in a foreign court regarding a tax position taken in prior years.

(2)	See Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2015	2014
Deferred tax liabilities:
Goodwill and intangible assets	$(458)	$(497)
Property, plant and equipment	(380)	(380)
Other	(150)	(266)
	(988)	(1,143)
Deferred tax assets:
Pension and other retiree benefits	541	638
Tax loss and tax credit carryforwards	30	33
Accrued liabilities	235	276
Stock-based compensation	123	119
Other	151	148
	1,080	1,214
Net deferred income taxes	$92	$71

	2015	2014
Deferred taxes included within:
Assets:
Other current assets	$258	$256
Deferred income taxes	67	76
Liabilities:
Deferred income taxes	(233)	(261)
Net deferred income taxes	$92	$71

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $4,600 of undistributed earnings of foreign subsidiaries at December 31, 2015. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and currently are not subject to such taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

In addition, net tax expense of $78 in 2015, net tax benefit of $251 in 2014, and net tax expense of $116 in 2013 recorded directly through equity predominantly include current and future tax impacts related to employee equity compensation and benefit plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

Unrecognized tax benefits activity for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	2015	2014	2013
Unrecognized tax benefits:
Balance, January 1	$218	$199	$212
Increases as a result of tax positions taken during the current year	20	23	23
Decreases of tax positions taken during prior years	(25)	(11)	(52)
Increases of tax positions taken during prior years	61	32	37
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(79)	(10)	(22)
Effect of foreign currency rate movements	(9)	(15)	1
Balance, December 31	$186	$218	$199

If all of the unrecognized tax benefits for 2015 above were recognized, approximately $157 would impact the effective tax rate and would result in a cash outflow of approximately $135. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $2, $4 and $5 of interest expense related to the above unrecognized tax benefits within income tax expense in 2015, 2014 and 2013, respectively. The Company had accrued interest of approximately $16, $24 and $24 as of December 31, 2015, 2014 and 2013, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2009 have been audited by, and settled with, the IRS. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2010. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

12.    Earnings Per Share

	For the Year Ended 2015			For the Year Ended 2014			For the Year Ended 2013
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,384	902.2	$1.53	$2,180	915.1	$2.38	$2,241	930.8	$2.41
Stock options and restricted stock units		7.5			9.2			9.1
Diluted EPS	$1,384	909.7	$1.52	$2,180	924.3	$2.36	$2,241	939.9	$2.38

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

As of December 31, 2015, 2014 and 2013, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 3,228,359, 1,729,511 and 1,785,032, respectively. As of December 31, 2015, 2014 and 2013, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 120, 2,311 and 3,709, respectively.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $188 in 2016, $152 in 2017, $139 in 2018, $129 in 2019, $120 in 2020 and $198 thereafter. Rental expense amounted to $214 in 2015, $234 in 2014 and $232 in 2013. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $697 at December 31, 2015.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $76. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level, and has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these assessments vigorously.

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

 In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $48, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2014, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

The Company is subject to competition law investigations and legal proceedings in a number of countries. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found and associated private actions for damages. While the Company cannot predict the final financial impact of these competition law issues, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

European Competition Matters

Certain of the Company’s subsidiaries in Europe are subject to investigations and, in some cases, fines by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

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

Currently, the following formal claim of violations is pending against the Company:

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging the Company and its Greek subsidiary restricted parallel imports into Greece. The Company has responded to this statement of objections.

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra-concentrated laundry detergents. The Company is defending these proceedings. In 2015, the Company recognized a charge of $14 in connection with this matter.

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talc products it sold prior to 1996 were contaminated with asbestos. The Company is challenging these cases vigorously. As of December 31, 2015, 25 cases filed against the Company had been voluntarily dismissed and/or had final judgment entered in favor of the Company. In addition, as of December 31, 2015, the Company had settled 15 cases for amounts that are not material to the Company’s results of operations.

As of December 31, 2015, there were 32 additional individual cases pending against the Company in state and federal courts in California, Delaware, the District of Columbia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, South Carolina, Texas and Wisconsin. Thirteen of these cases were filed against the Company during the quarter ended December 31, 2015; all of these cases have multiple defendants named in addition to the Company. Some of the cases are expected to go to trial in 2016. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

N8

The Company is a defendant in a lawsuit pending in Utah federal court brought by N8 Medical, Inc. (“N8 Medical”), Brigham Young University (“BYU”) and N8 Pharmaceuticals, Inc. (“N8 Pharma”) (collectively, “plaintiffs”). The complaint, originally filed in November 2013, alleges breach of contract and other torts arising out of the Company’s evaluation of a technology owned by BYU and licensed, at various times, to Ceragenix Pharmaceuticals, Inc., now in bankruptcy, N8 Medical and N8 Pharma.

In the third quarter of 2015, plaintiffs completed a submission of documents in the litigation alleging damages of approximately $2,500. The Company and its legal counsel believe these damages allegations are without merit and are vigorously challenging them and defending this case on its merits. This case is expected to go to trial in 2016.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

14.    Venezuela

Effective December 31, 2015, the Company began accounting for its Venezuelan operations using the cost method of accounting and as a result its Consolidated Balance Sheet no longer includes the assets and liabilities of CP Venezuela. As a result of this change in accounting, the Company recorded an aftertax charge of $1,058 ($1,084 pretax) or $1.16 per diluted share in 2015. The charge primarily consists of an impairment of the Company’s investment in CP Venezuela of $952, which includes intercompany receivables from CP Venezuela, and $111 related to the reclassification of cumulative translation losses.

The restrictive exchange control regulations in Venezuela and CP Venezuela’s increasingly limited access to U.S. dollars have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar. This lack of exchangeability, together with other government controls on pricing, payments, profits and imports and restrictive labor laws, have significantly impacted the Company’s ability to make key operational decisions over CP Venezuela, including the ability to manage its capital structure, material sourcing, product pricing and labor relations. The Company expects these conditions will continue for the foreseeable future. As a result, the Company concluded that, effective December 31, 2015, it did not meet the accounting criteria for consolidation of CP Venezuela and began accounting for CP Venezuela using the cost method of accounting.

In future periods, under the cost method of accounting, the Company will no longer include the results of CP Venezuela in its Consolidated Financial Statements and will include income relating to CP Venezuela only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties remitted by CP Venezuela. Although CP Venezuela’s local operating results will no longer be included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela in its consolidated U.S. federal income tax return.

In February 2015, the Venezuelan government implemented changes in Venezuela’s foreign exchange regime. While the official exchange rate, as determined by the National Center for Foreign Commerce (“CENCOEX”), remained at 6.30 bolivares per dollar, and the SICAD I (Supplementary System for the Administration of Foreign Currency) currency market, now known as SICAD, was unchanged, the SICAD II market was eliminated and a new, alternative currency market, the Foreign Exchange Marginal System (“SIMADI”), was created and became operational with a floating exchange rate determined by market participants. CP Venezuela has funded its requirements for imported goods through a combination of U.S. dollars obtained from CENCOEX and intercompany borrowings. Although access to U.S. dollars in Venezuela has been challenging, because the majority of the products in CP Venezuela’s portfolio have been designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar was generally sufficient to settle most of its U.S. dollar obligations for imported goods. However, CP Venezuela’s access to U.S. dollars to fund imports became increasingly more limited and sporadic in 2015 and deteriorated even further during the fourth quarter of 2015. Although the SIMADI market has been accessible to CP Venezuela, it did not participate in that market through December 31, 2015. Since its inception, the volume of transactions in the SIMADI market as a whole has been very limited, and the exchange rate at December 31, 2015 was 198.70 bolivares per dollar. Since the majority of CP Venezuela’s product portfolio is subject to price controls, it could not operate profitably without substantial price increases approved by the government if it had to pay for imported materials with U.S. dollars obtained from the SIMADI market.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

Prior to the change in accounting for the Company’s Venezuelan operations, which was effective December 31, 2015, the functional currency for CP Venezuela was the U.S. dollar since Venezuela had been designated hyper-inflationary and Venezuelan currency fluctuations were reported in income. The Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate. During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate for the second and third quarters of 2015. The quarter-end SICAD rate was 12.00 bolivares per dollar, 12.80 bolivares per dollar, 13.50 bolivares per dollar and 13.50 bolivares per dollar as of the end of the first, second, third and fourth quarters of 2015, respectively.

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014. The SICAD I rate did not revalue during the fourth quarter of 2014 and remained at 12.00 bolivares per dollar as of December 31, 2014.

During the year ended December 31, 2013, the Company incurred a pretax loss of $172 ($111 aftertax or $0.12 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of the devaluation that changed the official exchange rate from 4.30 to 6.30 bolivares per dollar.

Included in the remeasurement losses during 2015 and 2014 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

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

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with over 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company's Net sales in 2015. No other customer represents more than 10% of Net sales.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In 2015, Corporate Operating profit (loss) includes charges of $1,084 related to the change in accounting for the Company’s Venezuelan operations, $254 related to the 2012 Restructuring Program, $34 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and $14 for a foreign competition law matter and included a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. In 2014, Corporate Operating profit (loss) includes charges of $286 related to the 2012 Restructuring Program, $327 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and $41 for foreign competition law matters and costs of $4 related to the sale of land in Mexico. In 2013, Corporate Operating profit (loss) included charges of $371 related to the 2012 Restructuring Program, $172 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation and $23 for a foreign competition law matter and costs of $18 related to the sale of land in Mexico. For further information regarding the 2012 Restructuring Program, refer to Note 4, Restructuring and Related Implementation Charges. For further information regarding Venezuela, refer to Note 14, Venezuela. For further information regarding the foreign competition law matters, refer to Note 13, Commitments and Contingencies. For further information regarding the sale of land in Mexico and the sale of the Company’s laundry detergent business in the South Pacific, refer to Note 3, Acquisitions and Divestitures.

	2015	2014	2013
Net sales
Oral, Personal and Home Care
North America(1)	$3,149	$3,124	$3,072
Latin America	4,327	4,769	5,012
Europe/South Pacific	2,870	3,406	3,396
Asia	2,478	2,515	2,472
Africa/Eurasia	998	1,208	1,257
Total Oral, Personal and Home Care	13,822	15,022	15,209
Pet Nutrition(2)	2,212	2,255	2,211
Total Net sales	$16,034	$17,277	$17,420
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,896, $2,835 and $2,771 in 2015, 2014 and 2013, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,223, $1,149 and $1,116 in 2015, 2014 and 2013, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2015	2014	2013
Operating profit
Oral, Personal and Home Care
North America	$974	$926	$927
Latin America	1,209	1,279	1,385
Europe/South Pacific	750	877	805
Asia	753	736	698
Africa/Eurasia	178	235	268
Total Oral, Personal and Home Care	3,864	4,053	4,083
Pet Nutrition	612	592	563
Corporate	(1,687)	(1,088)	(1,090)
Total Operating profit	$2,789	$3,557	$3,556

	2015	2014	2013
Capital expenditures
Oral, Personal and Home Care
North America	$207	$136	$54
Latin America	110	205	235
Europe/South Pacific	42	78	74
Asia	119	147	123
Africa/Eurasia	12	14	11
Total Oral, Personal and Home Care	490	580	497
Pet Nutrition	34	40	45
Corporate	167	137	128
Total Capital expenditures	$691	$757	$670

	2015	2014	2013
Depreciation and amortization
Oral, Personal and Home Care
North America	$47	$43	$51
Latin America	88	93	93
Europe/South Pacific	72	84	85
Asia	94	78	72
Africa/Eurasia	8	10	11
Total Oral, Personal and Home Care	309	308	312
Pet Nutrition	52	52	51
Corporate	88	82	76
Total Depreciation and amortization	$449	$442	$439

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2015	2014	2013
Identifiable assets
Oral, Personal and Home Care
North America	$2,622	$2,326	$2,301
Latin America	2,314	3,693	4,202
Europe/South Pacific	3,457	3,836	3,978
Asia	1,882	1,903	1,794
Africa/Eurasia	476	510	557
Total Oral, Personal and Home Care	10,751	12,268	12,832
Pet Nutrition	1,006	1,051	1,087
Corporate(1)	201	140	66
Total Identifiable assets(2)	$11,958	$13,459	$13,985
____________

(1)
In 2015, Corporate identifiable assets primarily consist of derivative instruments (67%) and investments in equity securities (20%). In 2014, Corporate identifiable assets primarily consist of derivative instruments (62%) and investments in equity securities (22%). In 2013, Corporate identifiable assets primarily consist of derivative instruments (32%) and investments in equity securities (41%).

(2)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $7,420, $8,086 and $8,248 in 2015, 2014 and 2013, respectively.

16.    Supplemental Income Statement Information

Other (income) expense, net	2015	2014	2013
Amortization of intangible assets	$33	$32	$32
2012 Restructuring Program	170	195	202
Venezuela remeasurement charges	34	327	172
Gain on sale of South Pacific laundry detergent business	(187)	—	—
Charges for foreign competition law matters	14	41	23
Costs related to the sale of land in Mexico	—	—	3
Equity (income)	(8)	(7)	(5)
Other, net	6	(18)	(5)
Total Other (income) expense, net	$62	$570	$422

Interest (income) expense, net	2015	2014	2013
Interest incurred	$139	$134	$119
Interest capitalized	(6)	(4)	(3)
Interest income	(107)	(106)	(125)
Total Interest (income) expense, net	$26	$24	$(9)

	2015	2014	2013
Research and development	$274	$277	$267
Advertising	$1,491	$1,784	$1,891

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.     Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2015	2014
Raw materials and supplies	$261	$349
Work-in-process	45	55
Finished goods	874	978
Total Inventories	$1,180	$1,382

Inventories valued under LIFO amounted to $268 and $287 at December 31, 2015 and 2014, respectively. The excess of current cost over LIFO cost at the end of each year was $6 and $18, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2015, 2014 and 2013.

Property, plant and equipment, net	2015	2014
Land	$153	$250
Buildings	1,492	1,660
Manufacturing machinery and equipment	5,166	5,220
Other equipment	1,248	1,255
	8,059	8,385
Accumulated depreciation	(4,263)	(4,305)
Total Property, plant and equipment, net	$3,796	$4,080

Other accruals	2015	2014
Accrued advertising and coupon redemption	$512	$550
Accrued payroll and employee benefits	322	332
Accrued taxes other than income taxes	121	122
Restructuring accrual	119	114
Pension and other retiree benefits	74	89
Accrued interest	36	28
Derivatives	5	5
Other	656	677
Total Other accruals	$1,845	$1,917

Other liabilities	2015	2014
Pension and other retiree benefits	$1,650	$1,886
Restructuring accrual	96	78
Other	220	259
Total Other liabilities	$1,966	$2,223

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.     Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2015		2014		2013
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(721)	$(745)	$(663)	$(681)	$(188)	$(163)
Reclassification due to Venezuela accounting change(1)	111	111	—	—	—	—
Cumulative translation adjustments	(610)	(634)	(663)	(681)	(188)	(163)
Pension and other benefits:
Net actuarial gain (loss) and prior service costs arising during the period	182	115	(580)	(374)	295	189
Amortization of net actuarial loss, transition and prior service costs(2)	82	52	67	45	111	70
Curtailment loss - unamortized prior service costs(2)	—	—	—	—	91	59
Reclassification due to Venezuela accounting change(1)	44	29	—	—	—	—
Retirement Plan and other retiree benefit adjustments	308	196	(513)	(329)	497	318
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities(3)	(18)	(12)	(341)	(222)	(113)	(73)
Reclassification of (gains) losses into net earnings on available- for-sale securities(4)	14	11	267	174	133	86
Reclassification due to Venezuela accounting change(1)	(10)	(6)	—	—	—	—
Gains (losses) on available-for-sale securities	(14)	(7)	(74)	(48)	20	13
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	18	12	9	6	20	13
Reclassification of (gains) losses into net earnings on cash flow hedges(5)	(16)	(10)	(5)	(4)	(17)	(11)
Gains (losses) on cash flow hedges	2	2	4	2	3	2
Total Other comprehensive income (loss)	$(314)	$(443)	$(1,246)	$(1,056)	$332	$170
_________

(1)
Represents reclassifications from Accumulated other comprehensive income (loss) due to the change in accounting for the Company’s Venezuelan operations. Cumulative translation, net actuarial gain (loss) and unrealized gains (losses) on available-for-sale securities were reclassified into the Charge for Venezuela accounting change on the Consolidated Statement of Income. See Note 14, Venezuela for additional details.

(2)	These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(3)
For the year ended December 31, 2015, these amounts included pretax net losses of $50 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.

For the year ended December 31, 2014, these amounts included pretax losses of $324 related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela.
For the year ended December 31, 2013, these amounts included pretax losses of $133 related only to the remeasurement of the bolivar-denominated fixed interest rate bonds in Venezuela as a result of the devaluation in the first quarter of 2013. No remeasurement charge was required on the devaluation-protected bonds in the first quarter of 2013 since the official exchange rate changed from 4.30 to 6.30 bolivares per dollar and the devaluation-protected bonds revalued to the official exchange rate. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

(4)
Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the second and third quarters of 2015 and the first and third quarters of 2014 and the devaluation in 2013. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

(5)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2015 and 2014, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $868 and $1,064, respectively, and cumulative foreign currency translation adjustments of $3,087 and $2,453, respectively. Foreign currency translation adjustments in 2015 primarily reflect losses from the Euro, the Brazilian real, the Mexican peso and the Swiss franc. In 2014, foreign currency translation adjustments primarily reflect losses from the Euro, the Brazilian real, the Mexican peso and the Swiss franc.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2015
Net sales	$16,034		$4,070		$4,066		$3,999		$3,899
Gross profit	9,399	(1)	2,392	(3)	2,367	(5)	2,347	(7)	2,293	(9)
Net income (loss) including noncontrolling interests	1,548	(2)	583	(4)	616	(6)	770	(8)	(421)	(10)
Net income (loss) attributable to Colgate-Palmolive Company	1,384	(2)	542	(4)	574	(6)	726	(8)	(458)	(10)
Earnings (loss) per common share:
Basic	1.53	(2)	0.60	(4)	0.63	(6)	0.81	(8)	(0.51)	(10)
Diluted	1.52	(2)	0.59	(4)	0.63	(6)	0.80	(8)	(0.51)	(10) (21)

2014
Net sales	$17,277		$4,325		$4,352		$4,379		$4,221
Gross profit	10,109	(11)	2,524	(13)	2,552	(15)	2,558	(17)	2,475	(19)
Net income including noncontrolling interests	2,339	(12)	432	(14)	661	(16)	580	(18)	666	(20)
Net income attributable to Colgate-Palmolive Company	2,180	(12)	388	(14)	622	(16)	542	(18)	628	(20)
Earnings per common share:
Basic	2.38	(12)	0.42	(14)	0.68	(16)	0.59	(18)	0.69	(20)
Diluted	2.36	(12)	0.42	(14)	0.67	(16)	0.59	(18)	0.68	(20)
____________

Note:
Basic and diluted earnings (loss) per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings (loss) per common share may not necessarily equal the earnings (loss) per share for the year-to-date period.

(1)	Gross profit for the full year of 2015 includes $20 of charges related to the 2012 Restructuring Program.

(2)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the full year of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $183 of aftertax charges related to the 2012 Restructuring Program, $22 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, a $120 aftertax gain on the sale of the Company’s laundry detergent business in the South Pacific, a $15 charge for a foreign tax matter and a $14 aftertax charge related to a foreign competition law matter.

(3)	Gross profit for the first quarter of 2015 includes $4 of charges related to the 2012 Restructuring Program.

(4)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the first quarter of 2015 include $67 of aftertax charges related to the 2012 Restructuring Program.

(5)	Gross profit for the second quarter of 2015 includes $4 of charges related to the 2012 Restructuring Program.

(6)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the second quarter of 2015 include $40 of aftertax charges related to the 2012 Restructuring Program, $10 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a $15 charge for a foreign tax matter.

(7)	Gross profit for the third quarter of 2015 includes $3 of charges related to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the third quarter of 2015 include $35 of aftertax charges related to the 2012 Restructuring Program, a $12 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a $120 aftertax gain on sale of the Company’s laundry detergent business in the South Pacific.

(9)	Gross profit for the fourth quarter of 2015 includes $9 of charges related to the 2012 Restructuring Program.

(10)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the fourth quarter of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $41 of aftertax charges related to the 2012 Restructuring Program and a $14 charge for a foreign competition law matter.

(11)	Gross profit for the full year of 2014 includes $29 of charges related to the 2012 Restructuring Program and $4 of costs related to the sale of land in Mexico.

(12)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2014 include $208 of aftertax charges related to the 2012 Restructuring Program, $214 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $41 of charges for a foreign competition law matter, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(13)	Gross profit for the first quarter of 2014 includes $10 of charges related to the 2012 Restructuring Program and $1 of costs related to the sale of land in Mexico.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2014 include $73 of aftertax charges related to the 2012 Restructuring Program, a $174 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and $1 of aftertax costs related to the sale of land in Mexico.

(15)	Gross profit for the second quarter of 2014 includes $6 of charges related to the 2012 Restructuring Program and $2 of costs related to the sale of land in Mexico.

(16)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the second quarter of 2014 include $53 of aftertax charges related to the 2012 Restructuring Program and $1 of aftertax costs related to the sale of land in Mexico.

(17)	Gross profit for the third quarter of 2014 includes $7 of charges related to the 2012 Restructuring Program and $1 of costs related to the sale of land in Mexico.

(18)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2014 include $41 of aftertax charges related to the 2012 Restructuring Program, $40 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation, an $11 charge for a foreign competition law matter, $1 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(19)	Gross profit for the fourth quarter of 2014 includes $6 of charges related to the 2012 Restructuring Program.

(20)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2014 include $41 of aftertax charges related to the 2012 Restructuring Program and a $30 charge for a foreign competition law matter.

(21)	The computation for Diluted (loss) per common share for the fourth quarter of 2015 excludes 6.6 million of incremental common shares outstanding during the period as they are anti-dilutive.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2015
Allowance for doubtful accounts and estimated returns	$54	$7	$—	$2	$59
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

Year Ended December 31, 2014
Allowance for doubtful accounts and estimated returns	$67	$—	$—	$13	$54
Valuation allowance for deferred tax assets	$6	$—	$—	$6	$—

Year Ended December 31, 2013
Allowance for doubtful accounts and estimated returns	$61	$15	$—	$9	$67
Valuation allowance for deferred tax assets	$1	$6	$—	$1	$6

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 53 consecutive years.

Market Price of Common Stock
	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$71.46	$65.12	$65.08	$60.17
June 30	70.08	65.34	69.43	64.22
September 30	69.08	60.37	69.79	63.40
December 31	69.23	63.72	71.00	63.11
Year-end Closing Price	$66.62		$69.19

Dividends Paid Per Common Share

Quarter Ended	2015	2014
March 31	$0.36	$0.34
June 30	0.38	0.36
September 30	0.38	0.36
December 31	0.38	0.36
Total	$1.50	$1.42

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2015. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2015, the peer company index consisted of Avon Products, Inc., Beiersdorf AG, The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2015		2014		2013		2012		2011		2010		2009	2008		2007		2006
Continuing Operations
Net sales	$16,034		$17,277		$17,420		$17,085		$16,734		$15,564		$15,327	$15,330		$13,790		$12,238
Results of operations:
Net income attributable to Colgate-Palmolive Company	1,384	(1)	2,180	(2)	2,241	(3)	2,472	(4)	2,431	(5)	2,203	(6)	2,291	1,957	(7)	1,737	(8)	1,353	(9)
Per common share, basic	1.53	(1)	2.38	(2)	2.41	(3)	2.60	(4)	2.49	(5)	2.22	(6)	2.26	1.91	(7)	1.67	(8)	1.29	(9)
Per common share, diluted	1.52	(1)	2.36	(2)	2.38	(3)	2.57	(4)	2.47	(5)	2.16	(6)	2.18	1.83	(7)	1.60	(8)	1.23	(9)
Depreciation and amortization expense	449		442		439		425		421		376		351	348		334		329

Financial Position
Current ratio	1.2		1.2		1.1		1.2		1.2		1.0		1.1	1.3		1.1		1.0
Property, plant and equipment, net	3,796		4,080		4,083		3,842		3,668		3,693		3,516	3,119		3,015		2,696
Capital expenditures	691		757		670		565		537		550		575	684		583		476
Total assets	11,958		13,459		13,985		13,394		12,724		11,172		11,134	9,979		10,112		9,138
Long-term debt	6,269		5,644		4,749		4,926		4,430		2,815		2,821	3,585		3,222		2,720
Colgate-Palmolive Company shareholders’ equity	(299)		1,145		2,305		2,189		2,375		2,675		3,116	1,923		2,286		1,411

Share and Other
Book value per common share	(0.04)		1.55		2.79		2.60		2.71		2.95		3.26	2.04		2.37		1.51
Cash dividends declared and paid per common share	1.50		1.42		1.33		1.22		1.14		1.02		0.86	0.78		0.70		0.63
Closing price	66.62		69.19		65.21		52.27		46.20		40.19		41.08	34.27		38.98		32.62
Number of common shares outstanding (in millions)	892.7		906.7		919.9		935.8		960.0		989.8		988.4	1,002.8		1,018.0		1,025.4
Number of common shareholders of record	24,400		25,400		26,900		27,600		28,900		29,900		30,600	31,400		32,200		33,400
Number of employees	37,900		37,700		37,400		37,700		38,600		39,200		38,100	36,600		36,000		34,700
____________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $183 of aftertax charges related to the 2012 Restructuring Program, $22 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $120 aftertax gain on the sale of the South Pacific laundry detergent business, a $14 charge related to a foreign competition law matter and a $15 charge for a foreign tax matter.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2014 include $208 of aftertax charges related to the 2012 Restructuring Program, $214 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $41 of charges for foreign competition law matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a foreign tax matter.

(3)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of aftertax charges related to the 2012 Restructuring Program, a $111 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation, a $23 charge for a foreign competition law matter and $12 of aftertax costs related to the sale of land in Mexico.

(4)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of aftertax charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(5)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 of aftertax costs associated with various business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a foreign competition law matter.

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

(8)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2007 include a $29 aftertax gain for the sale of the Company’s household bleach business in Latin America and an income tax benefit of $74 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $184 of aftertax charges associated with the 2004 Restructuring Program, $10 of pension settlement charges and $8 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

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

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2015

Commission File No. 1-644

Exhibit No.		Description

3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3.1 to its Current Report on Form 8-K filed on January 15, 2016, File No. 1-644.)

4	a)
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

10-I	a)
Five Year Credit Agreement dated as of November 4, 2011, among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and the Banks party thereto. (Registrant hereby incorporates by reference Exhibit 10-K (a) to its Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-644.)

b)
Amendment No. 1 to the Credit Agreement dated as of October 17, 2014, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Banks party thereto. (Registrant hereby incorporates by reference Exhibit 10-K (a) to its Annual Report on Form 10-K for the year ended December 31, 2014, File No. 1-644.)

c)
Amendment No. 2 to the Credit Agreement dated as of July 27, 2015, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-644.)

Exhibit No.		Description

10-J
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 1, 2010. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-644.)

10-K
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-644.)

10-L	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Appendix C to its 2005 Notice of Meeting and Proxy Statement.)

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

10-M	a)	Colgate-Palmolive Company 2005 Employee Stock Option Plan. (Registrant hereby incorporates by reference Appendix B to its 2005 Notice of Meeting and Proxy Statement.)

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

10-N
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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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
New York, NY 10022-7499