Form 10-Q
period 2016-03-31
COLGATE PALMOLIVE CO
filed 2016-04-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	893,017,691	March 31, 2016

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$3,762	$4,070
Cost of sales	1,514	1,678
Gross profit	2,248	2,392
Selling, general and administrative expenses	1,354	1,450
Other (income) expense, net	27	82
Operating profit	867	860
Interest (income) expense, net	28	8
Income before income taxes	839	852
Provision for income taxes	265	269
Net income including noncontrolling interests	574	583
Less: Net income attributable to noncontrolling interests	41	41
Net income attributable to Colgate-Palmolive Company	$533	$542

Earnings per common share, basic	$0.60	$0.60

Earnings per common share, diluted	$0.59	$0.59

Dividends declared per common share *	$0.77	$0.74

* Two dividends were declared in the first quarter of 2016 and 2015.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income including noncontrolling interests	$574	$583
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	126	(351)
Retirement plans and other retiree benefit adjustments	11	13
Gains (losses) on available-for-sale securities	—	(1)
Gains (losses) on cash flow hedges	(11)	—
Total Other comprehensive income (loss), net of tax	126	(339)
Total Comprehensive income including noncontrolling interests	700	244
Less: Net income attributable to noncontrolling interests	41	41
Less: Cumulative translation adjustments attributable to noncontrolling interests	1	1
Total Comprehensive income attributable to noncontrolling interests	42	42
Total Comprehensive income attributable to Colgate-Palmolive Company	$658	$202

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets		(A)
Current Assets
Cash and cash equivalents	$1,014	$970
Receivables (net of allowances of $59 and $59, respectively)	1,546	1,427
Inventories	1,234	1,180
Other current assets	696	807
Total current assets	4,490	4,384
Property, plant and equipment:
Cost	8,222	8,059
Less: Accumulated depreciation	(4,402)	(4,263)
	3,820	3,796
Goodwill	2,170	2,103
Other intangible assets, net	1,361	1,346
Deferred income taxes	349	67
Other assets	258	239
Total assets	$12,448	$11,935
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$5	$4
Current portion of long-term debt	698	298
Accounts payable	1,108	1,110
Accrued income taxes	370	277
Other accruals	2,282	1,845
Total current liabilities	4,463	3,534
Long-term debt	5,877	6,246
Deferred income taxes	249	233
Other liabilities	1,932	1,966
Total liabilities	12,521	11,979
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,495	1,438
Retained earnings	18,705	18,861
Accumulated other comprehensive income (loss)	(3,825)	(3,950)
Unearned compensation	(7)	(12)
Treasury stock, at cost	(18,204)	(18,102)
Total Colgate-Palmolive Company shareholders’ equity	(370)	(299)
Noncontrolling interests	297	255
Total equity	(73)	(44)
Total liabilities and equity	$12,448	$11,935

(A) Prior year amounts have been reclassified to conform to the current year presentation of debt issuance costs required by Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” See Note 1 to the Condensed Consolidated Financial Statements for additional information.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net income including noncontrolling interests	$574	$583
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	106	114
Restructuring and termination benefits, net of cash	6	57
Stock-based compensation expense	31	32
Deferred income taxes	(36)	(22)
Voluntary benefit plan contributions	(50)	—
Cash effects of changes in:
Receivables	(95)	(150)
Inventories	(32)	(23)
Accounts payable and other accruals	80	111
Other non-current assets and liabilities	30	25
Net cash provided by operations	614	727
Investing Activities
Capital expenditures	(114)	(122)
Purchases of marketable securities and investments	(80)	(252)
Proceeds from sale of marketable securities and investments	50	110
Other	—	7
Net cash used in investing activities	(144)	(257)
Financing Activities
Principal payments on debt	(2,388)	(2,171)
Proceeds from issuance of debt	2,370	2,105
Dividends paid	(340)	(329)
Purchases of treasury shares	(229)	(374)
Proceeds from exercise of stock options and excess tax benefits	146	128
Net cash used in financing activities	(441)	(641)
Effect of exchange rate changes on Cash and cash equivalents	15	(59)
Net increase (decrease) in Cash and cash equivalents	44	(230)
Cash and cash equivalents at beginning of the period	970	1,089
Cash and cash equivalents at end of the period	$1,014	$859
Supplemental Cash Flow Information
Income taxes paid	$217	$164

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

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016. To conform to the current year’s presentation, debt issuance costs have been reclassified from Other assets and are now presented as a direct deduction to the carrying amount of the related debt balance at December 31, 2015. The reclassification had no further effect on the Company’s Consolidated Financial Statements.

For a complete set of financial statement notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance is effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance is effective for the Company beginning on January 1, 2017 and requires prospective adoption, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On February 25, 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and requires enhanced disclosures about the Company’s leasing arrangements. This new standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On January 5, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on January 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. As permitted, the Company adopted the new standard on March 31, 2016, on a prospective basis and did not retrospectively adjust prior periods.

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. ASU No. 2014-09 was to be effective for the Company beginning January 1, 2017. However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. This new guidance is now expected to be effective for the Company beginning January 1, 2018. On March 30, 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new standard will have a material impact on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 16, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to May 31, 2016. While these conditions are not expected to be fully satisfied by May 31, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the three months ended March 31, 2016 and 2015, the Company did not record any costs related to the sale.

5.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a Global Growth and Efficiency Program (as expanded in 2014 and 2015 as described below, the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities.

Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program to date, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016. Initiatives under the expanded 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

As a result of the 2015 expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax), increased from $1,285 to $1,435 ($950 to $1,050 aftertax).

The pretax charges related to the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are now expected to approximate $270 to $310 ($200 to $230 aftertax), as compared to the previously disclosed range of $285 to $435 ($210 to $310 aftertax). It is now expected that substantially all charges related to the 2012 Restructuring Program will be incurred by December 31, 2017.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300-3,800 positions from the Company’s global employee workforce.

For the three months ended March 31, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2016	2015
Cost of sales	$8	$4
Selling, general and administrative expenses	26	18
Other (income) expense, net	21	78
Total 2012 Restructuring Program charges, pretax	$55	$100

Total 2012 Restructuring Program charges, aftertax	$38	$67

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

			Program-to-date
	Three Months Ended March 31,		Accumulated Charges
	2016	2015
North America	42%	18%	14%
Latin America	7%	—%	4%
Europe/South Pacific	7%	7%	24%
Asia	4%	—%	2%
Africa/Eurasia	7%	3%	5%
Hill’s Pet Nutrition	1%	4%	7%
Corporate	32%	68%	44%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $1,055 ($777 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2016
Employee-Related Costs	$419
Incremental Depreciation	74
Asset Impairments	7
Other	555
Total	$1,055

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the closing of the Morristown, New Jersey personal care facility; and restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan.
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	15	3	—	37	55
Cash payments	(16)	—	—	(33)	(49)
Charges against assets	(1)	(3)	—	—	(4)
Foreign exchange	1	—	—	—	1
Balance at March 31, 2016	$83	$—	$—	$135	$218

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2016, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $31 and contract termination costs and charges resulting directly from exit activities of $5 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2016 are other exit costs related to the consolidation of facilities of $1.

6.	Inventories

Inventories by major class are as follows:

	March 31, 2016	December 31, 2015
Raw materials and supplies	$260	$261
Work-in-process	61	45
Finished goods	913	874
Total Inventories	$1,234	$1,180

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2016 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255
Net income					533		41
Other comprehensive income (loss), net of tax						125	1
Dividends					(689)
Stock-based compensation expense		31
Shares issued for stock options		45		104
Shares issued for restricted stock units		(23)		23
Treasury stock acquired				(229)
Other		4	5
Balance, March 31, 2016	$1,466	$1,495	$(7)	$(18,204)	$18,705	$(3,825)	$297

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,962 and $3,087 at March 31, 2016 and December 31, 2015, respectively, and unrecognized retirement plan and other retiree benefits costs of $857 and $868 at March 31, 2016 and December 31, 2015, respectively.

8.	Earnings Per Share

	Three Months Ended
	March 31, 2016			March 31, 2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$533	893.7	$0.60	$542	907.7	$0.60
Stock options and restricted stock units		6.5			8.6
Diluted EPS	$533	900.2	$0.59	$542	916.3	$0.59

For the three months ended March 31, 2016 and 2015, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 3,361,727 and 1,566,993, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2016 and 2015 were as follows:

	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$94	$125	$(340)	$(352)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	(1)	(1)
Amortization of net actuarial loss, transition and prior service costs (1)	16	11	22	14
Retirement plans and other retiree benefits adjustments	16	11	21	13
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	(1)	(1)
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	—	—	(1)	(1)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(14)	(10)	6	4
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(2)	(1)	(6)	(4)
Gains (losses) on cash flow hedges	(16)	(11)	—	—
Total Other comprehensive income (loss)	$94	$125	$(320)	$(340)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2016 and 2015 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$4	$5	$3	$4
Interest cost	27	25	6	8	11	11
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(27)	(29)	(5)	(8)	—	(1)
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	10	12	2	3	4	7
Net periodic benefit cost	$10	$8	$7	$8	$18	$21

For the three months ended March 31, 2016, the Company made voluntary contributions of $50 to its U.S. postretirement plans. For the three months ended March 31, 2015, the Company did not make any voluntary contributions to its U.S. postretirement plans.

11.	Income Taxes

The effective tax rate in the first quarter of 2016 included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of the Company’s Venezuelan subsidiary (“CP Venezuela”) are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully recognize the $210 tax benefit in 2016, the Company now intends to repatriate an incremental $1,500 of earnings of foreign subsidiaries and, accordingly, recorded a tax charge of $210 during the first quarter of 2016.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $84. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $53, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

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

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra concentrated laundry detergents. In 2015, the Company recognized a charge of $14 in connection with this matter. In March 2016, the Company and the Australian competition law authority reached an agreement to settle these proceedings for a fine of $13 and cost reimbursement to the competition law authority of $1. The former employee of the Company also reached an agreement to settle. The settlement agreements were approved by the court in April 2016.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talcum powder products it sold prior to 1996 were contaminated with asbestos. As of March 31, 2016, there were 51 individual cases pending against the Company in state and federal courts throughout the United States, twenty-two of which were filed against the Company during the quarter ended March 31, 2016. All of the pending cases have multiple defendants named in addition to the Company. In addition to the pending cases, as of March 31, 2016, 27 cases filed against the Company had been voluntarily dismissed and/or had final judgment entered in favor of the Company, and the Company had settled 16 cases for amounts that are not material to the Company’s results of operations.

A number of the 51 pending cases are expected to go to trial in 2016. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Through March 31, 2016, the operations of the Oral, Personal and Home Care product segment were managed geographically in five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia.

The Company evaluates segment performance based on several factors, including Operating profit. The Company uses Operating profit as a measure of operating segment performance because it excludes the impact of corporate-driven decisions related to interest expense and income taxes.

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2016	2015
Net sales
Oral, Personal and Home Care
North America	$800	$789
Latin America	848	1,087
Europe/South Pacific	685	741
Asia	646	661
Africa/Eurasia	231	254
Total Oral, Personal and Home Care	3,210	3,532
Pet Nutrition	552	538
Total Net sales	$3,762	$4,070

Operating profit
Oral, Personal and Home Care
North America	$239	$218
Latin America	247	308
Europe/South Pacific	168	184
Asia	192	193
Africa/Eurasia	43	39
Total Oral, Personal and Home Care	889	942
Pet Nutrition	155	147
Corporate	(177)	(229)
Total Operating profit	$867	$860

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended March 31, 2016, Corporate Operating profit (loss) includes charges of $55 related to the 2012 Restructuring Program. For the three months ended March 31, 2015, Corporate Operating profit (loss) included charges of $100 related to the 2012 Restructuring Program. For further information regarding the 2012 Restructuring Program, refer to Note 5, Restructuring and Related Implementation Charges.

As a result of management changes effective April 1, 2016, the Company realigned the geographic structure of its Europe/South Pacific and Asia reportable operating segments within the Oral, Personal and Home Care product segment. Management responsibility for the South Pacific operations was transferred from Europe/South Pacific management to Asia management. Accordingly, commencing with the Company’s financial reporting for the quarter ending June 30, 2016, the results of the South Pacific operations will be reported in the Asia Pacific reportable operating segment, which will result in a slight modification to the geographic components of the Oral, Personal and Home Care product segment, with no impact on historical Company results overall.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2016 and December 31, 2015:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/16	12/31/15		3/31/16	12/31/15
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	14	7	Other liabilities	—	—
Foreign currency contracts	Other current assets	103	131	Other accruals	30	5
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$117	$138		$30	$5

Derivatives not designated
Foreign currency contracts	Other assets	$16	$13	Other liabilities	$—	$—
Total not designated		$16	$13		$—	$—

Total derivative instruments		$133	$151		$30	$5

Other financial instruments
Marketable securities	Other current assets	$87	$61
Total other financial instruments		$87	$61

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2016 and December 31, 2015. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2016 and December 31, 2015, was $7,021 and $6,767, respectively, and the related carrying value was $6,575 and $6,544, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three months ended March 31, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$422	$1,250	$1,672	$1,213	$1,438	$2,651
Three months ended March 31,
Gain (loss) on derivatives	1	8	9	2	6	8
Gain (loss) on hedged items	(1)	(8)	(9)	(2)	(6)	(8)

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended March 31, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$817	$8	$825	$595	$12	$607
Three months ended March 31,
Gain (loss) recognized in OCI	(14)	—	(14)	7	(1)	6
Gain (loss) reclassified into Cost of sales	3	(1)	2	7	(1)	6

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

Activity related to net investment hedges recorded during the three months ended March 31, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$795	$1,305	$2,100	$768	$273	$1,041
Three months ended March 31,
Gain (loss) on instruments	(26)	(49)	(75)	62	27	89
Gain (loss) on hedged items	23	49	72	(62)	(27)	(89)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three months ended March 31, 2016 and 2015 was as follows:

	2016	2015
	Cross-currency Swap	Cross-currency Swap
Notional Value at March 31,	$102	$102
Three months ended March 31,
Gain (loss) on instruments	3	5
Gain (loss) on hedged items	(3)	(5)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $87 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Argentinian government (Level 2 valuation) in the amount of $50. The long-term portion of these bonds in the amount of $11 is included in Other assets.

Through its subsidiary in Argentina, the Company invested in U.S. dollar-linked devaluation-protected bonds issued by the Argentinian government. These bonds are considered held-to-maturity and are carried at amortized cost. As of March 31, 2016, the amortized cost of these bonds is $61, with an approximate fair value of $85.

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

Through March 31, 2016, the Oral, Personal and Home Care product segment was operated through five reportable operating segments: North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians.

As a result of management changes effective April 1, 2016, the Company realigned the geographic structure of its Europe/South Pacific and Asia reportable operating segments within the Oral, Personal and Home Care product segment. Management responsibility for the South Pacific operations was transferred from Europe/South Pacific management to Asia management. Accordingly, commencing with the Company’s financial reporting for the quarter ending June 30, 2016, the results of the South Pacific operations will be reported in the Asia Pacific reportable operating segment, which will result in a slight modification to the geographic components of the Oral, Personal and Home Care product segment, with no impact on historical Company results overall.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), gross profit margin, operating profit, net income and earnings per share, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls.

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

In the fourth quarter of 2012, the Company commenced a Global Growth and Efficiency Program (as expanded in 2014 and 2015 as described below, the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help the Company ensure continued solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities. Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program to date, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

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

As a result of the 2015 expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax), increased from $1,285 to $1,435 ($950 to $1,050 aftertax). Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are now projected to be approximately $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented.

In the three months ended March 31, 2016, the Company incurred aftertax costs of $38 associated with the 2012 Restructuring Program. For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 16, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to May 31, 2016. While these conditions are not expected to be fully satisfied by May 31, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of its Venezuelan subsidiary (“CP Venezuela”) and began accounting for CP Venezuela using the cost method of accounting. As a result, effective December 31, 2015, CP Venezuela’s net assets and operating results are no longer included in the Company’s Consolidated Financial Statements. Prior periods have not been restated and CP Venezuela’s Net sales, Operating profit and Net income are included in the Company’s Consolidated Statements of Income through December 31, 2015. Beginning January 1, 2016, under the cost method of accounting, the Company will include income relating to its Venezuelan operations only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties from CP Venezuela. Although the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,762 in the first quarter of 2016, down 7.5% from the first quarter of 2015, as net selling price increases of 1.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 8.0%. Excluding divested businesses and the deconsolidation of the Company’s Venezuelan operations, volume increased 3.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure as discussed below, increased 5.0% in the first quarter of 2016.

Net sales in the Oral, Personal and Home Care product segment were $3,210 in the first quarter of 2016, down 9.0% from the first quarter of 2015, as net selling price increases of 1.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 9.0%. Excluding divested businesses and the deconsolidation of the Company’s Venezuelan operations, volume increased 3.5%. Organic sales in the Oral, Personal and Home Care product segment increased 5.0% in the first quarter of 2016.

The Company’s share of the global toothpaste market was 43.8% on a year-to-date basis, down 1.0 share point from the year ago period, and its share of the global manual toothbrush market was 33.5% on a year-to-date basis, down 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America and Europe/South Pacific, flat in Africa/Eurasia and down in Asia versus the comparable 2015 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America, Europe/South Pacific and Africa/Eurasia and down in Asia versus the comparable 2015 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $552 in the first quarter of 2016, an increase of 2.5% from the first quarter of 2015, as volume growth of 3.5% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 5.0% in the first quarter of 2016.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 6% to $2,248 in the first quarter of 2016 from $2,392 in the first quarter of 2015. Gross profit in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit decreased to $2,256 in the first quarter of 2016 from $2,396 in the first quarter of 2015, reflecting a decrease of $181 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. The decrease in Gross profit was partially offset by the impact of higher Gross profit margin ($41).

Worldwide Gross profit margin increased to 59.8% in the first quarter of 2016 from 58.8% in the first quarter of 2015.  Excluding the charges related to the 2012 Restructuring Program in both periods, Gross profit margin increased by 110 basis points (bps) to 60.0% in the first quarter of 2016 from 58.9% in the first quarter of 2015. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (130 bps) and the 2012 Restructuring Program (10 bps), and higher pricing (70 bps), partially offset by higher raw and packaging material costs (130 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	Three Months Ended March 31,
	2016	2015
Gross profit, GAAP	$2,248	$2,392
2012 Restructuring Program	8	4
Gross profit, non-GAAP	$2,256	$2,396

	Three Months Ended March 31,
	2016	2015	Basis Point Change
Gross profit margin, GAAP	59.8%	58.8%	100
2012 Restructuring Program	0.2	0.1
Gross profit margin, non-GAAP	60.0%	58.9%	110

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 7% to $1,354 in the first quarter of 2016 from $1,450 in the first quarter of 2015. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,328 in the first quarter of 2016 from $1,432 in the first quarter of 2015, reflecting decreased advertising investment of $32 and lower overhead expenses of $72. The lower Selling, general and administrative expenses also reflect the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.0% in the first quarter of 2016 from 35.6% in the first quarter of 2015. Excluding charges related to the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.3% in the first quarter of 2016, an increase of 10 bps as compared to the first quarter of 2015. This increase was a result of higher overhead expenses as a percentage of Net sales (10 bps). In the first quarter of 2016, advertising investment decreased 7% to $398, as compared with $430 in the first quarter of 2015, while as a percentage of Net sales, it remained flat at 10.6%.

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses, GAAP	$1,354	$1,450
2012 Restructuring Program	(26)	(18)
Selling, general and administrative expenses, non-GAAP	$1,328	$1,432

	Three Months Ended March 31,
	2016	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.0%	35.6%	40
2012 Restructuring Program	(0.7)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.3%	35.2%	10

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $27 in the first quarter of 2016, as compared to $82 in the first quarter of 2015. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Other (income) expense, net was $6 in the first quarter of 2016, as compared to $4 in the first quarter of 2015.

	Three Months Ended March 31,
	2016	2015
Other (income) expense, net, GAAP	$27	$82
2012 Restructuring Program	(21)	(78)
Other (income) expense, net, non-GAAP	$6	$4

Operating Profit

Operating profit increased 1% to $867 in the first quarter of 2016 from $860 in the first quarter of 2015. Operating profit in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Operating profit decreased 4% to $922 in the first quarter of 2016 from $960 in the first quarter of 2015, primarily due to lower Gross profit which was partially offset by the decrease in Selling, general and administrative expenses. The lower Operating profit also reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

Operating profit margin was 23.0% in the first quarter of 2016, an increase of 190 bps compared to 21.1% in the first quarter of 2015. Excluding the charges related to the 2012 Restructuring Program in both periods, Operating profit margin increased 90 bps to 24.5% in the first quarter of 2016 as compared to 23.6% in the first quarter of 2015. This increase in Operating profit margin was primarily due to an increase in Gross profit margin (110 bps).

	Three Months Ended March 31,
	2016	2015	% Change
Operating profit, GAAP	$867	$860	1%
2012 Restructuring Program	55	100
Operating profit, non-GAAP	$922	$960	(4)%

	Three Months Ended March 31,
	2016	2015	Basis Point Change
Operating profit margin, GAAP	23.0%	21.1%	190
2012 Restructuring Program	1.5	2.5
Operating profit margin, non-GAAP	24.5%	23.6%	90

Interest (Income) Expense, Net

Interest (income) expense, net was $28 in the first quarter of 2016 as compared to $8 in the first quarter of 2015, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income taxes

The effective tax rate was 31.6% for the first quarter of 2016, even with the first quarter of 2015. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.5%, even with the first quarter of 2015. As reflected in the table below, the non-GAAP effective income tax rate was 31.5% for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Effective tax rate, GAAP	31.6%	31.6%
2012 Restructuring Program	(0.1)	(0.1)
Effective tax rate, non-GAAP	31.5%	31.5%

The effective tax rate in the first quarter of 2016 included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully recognize the $210 tax benefit in 2016, the Company now intends to repatriate an incremental $1,500 of earnings of foreign subsidiaries and, accordingly, recorded a tax charge of $210 during the first quarter of 2016.

Net Income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2016 decreased to $533 from $542 in the first quarter of 2015, and Earnings per common share on a diluted basis was $0.59 per share in the first quarter of 2016, even with the first quarter of 2015. Net income attributable to Colgate-Palmolive Company in both periods included charges related to the 2012 Restructuring Program. The lower Net income attributable to Colgate-Palmolive Company also reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

Excluding the charges related to the 2012 Restructuring Program in both periods, Net income attributable to Colgate-Palmolive Company in the first quarter of 2016 decreased 6% to $571 and Earnings per common share on a diluted basis decreased 5% to $0.63.

	Three Months Ended March 31,
	2016	2015	% Change
Net income attributable to Colgate-Palmolive Company, GAAP	$533	$542	(2)%
2012 Restructuring Program	38	67
Net income attributable to Colgate-Palmolive Company, non-GAAP	$571	$609	(6)%

	Three Months Ended March 31,
	2016	2015	% Change
Earnings per common share, diluted, GAAP	$0.59	$0.59	—%
2012 Restructuring Program	0.04	0.07
Earnings per common share, diluted, non-GAAP	$0.63	$0.66	(5)%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$800	$789	1.5%
Operating profit	$239	$218	10%
% of Net sales	29.9%	27.6%	230	bps

Net sales in North America increased 1.5% in the first quarter of 2016 to $800, driven by volume growth of 4.0%, which was partially offset by net selling price decreases of 2.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.0% in the first quarter of 2016.

The increase in organic sales in North America in the first quarter of 2016 versus the first quarter of 2015 was driven by Oral Care with strong organic sales in the toothpaste category. Home Care also contributed to organic sales growth, driven by gains in the liquid cleaners and fabric softener categories.

Operating profit in North America increased 10% in the first quarter of 2016 to $239, or 230 bps to 29.9% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (130 bps) and a decrease in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and lower raw and packaging material costs (70 bps), which were partially offset by lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (80 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$848	$1,087	(22.0)%
Operating profit	$247	$308	(20)%
% of Net sales	29.1%	28.3%	80	bps

Net sales in Latin America decreased 22.0% to $848 in the first quarter of 2016. Net selling price increases of 7.0% were more than offset by volume declines of 10.0% and negative foreign exchange of 19.0%. Excluding the deconsolidation of the Company’s Venezuelan operations, volume increased 2.5%, led by volume gains in Brazil, Mexico and Colombia. Organic sales in Latin America increased 9.5% in the first quarter of 2016.

The increase in organic sales in Latin America in the first quarter of 2016 versus the first quarter of 2015 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care organic sales growth was driven by gains in the bar soap and shampoo categories. The increase in Home Care organic sales was due to strong growth in the fabric softener and liquid cleaners categories.

Operating profit in Latin America decreased 20% in the first quarter of 2016 to $247, while as a percentage of Net sales it increased 80 bps to 29.1% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (180 bps), partially offset by an increase in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (140 bps) and the 2012 Restructuring Program (10 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (210 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. This increase in Selling, general and administrative expenses was due to increased advertising investment (110 bps), which was partially offset by lower overhead expenses (70 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe/South Pacific

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$685	$741	(7.5)%
Operating profit	$168	$184	(9)%
% of Net sales	24.5%	24.8%	(30)	bps

Net sales in Europe/South Pacific decreased 7.5% in the first quarter of 2016 to $685. The decrease was driven by net selling price decreases of 3.0% and negative foreign exchange of 4.5%, while volume was flat. Excluding the impact of the divested laundry detergent business in the South Pacific, volume increased 4.0% in the first quarter of 2016, led by volume gains in France, Australia and Poland. Organic sales in Europe/South Pacific increased 1.0% in the first quarter of 2016.

The increase in organic sales in Europe/South Pacific in the first quarter of 2016 versus the first quarter of 2015 was due to an increase in Oral Care organic sales, partially offset by a decline in organic sales in the Home Care category. The increase in Oral Care organic sales was due to strong organic sales in the toothpaste and manual toothbrush categories. The decrease in Home Care organic sales was due to a decline in organic sales in the liquid cleaners category.

Operating profit in Europe/South Pacific decreased 9% in the first quarter of 2016 to $168, or 30 bps to 24.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (50 bps), partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (130 bps) and the 2012 Restructuring Program (20 bps), which were partially offset by higher raw and packaging material costs (80 bps), driven by foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. This increase in Selling, general and administrative expenses as a percentage of Net sales was due to higher overhead expenses (90 bps), which were partially offset by decreased advertising investment (40 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

Asia

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$646	$661	(2.5)%
Operating profit	$192	$193	(1)%
% of Net sales	29.7%	29.2%	50	bps

Net sales in Asia decreased 2.5% in the first quarter of 2016 to $646. Volume growth of 4.0% was more than offset by negative foreign exchange of 6.5%, while net selling prices were flat. Organic sales in Asia grew 4.0% in the first quarter of 2016. Volume gains were led by the Greater China region, India and the Philippines.

The increase in organic sales in Asia in the first quarter of 2016 versus the first quarter of 2015 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the shampoo category.

Operating profit in Asia decreased 1% in the first quarter of 2016 to $192, while as a percentage of Net sales, it increased 50 bps to 29.7% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (60 bps), partially offset by an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (140 bps), which were partially offset by higher raw and packaging material costs (90 bps), driven by foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (20 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$231	$254	(9.0)%
Operating profit	$43	$39	10%
% of Net sales	18.6%	15.4%	320	bps

Net sales in Africa/Eurasia decreased 9.0% in the first quarter of 2016 to $231. Net selling price increases of 8.0% were more than offset by negative foreign exchange of 17.0%, while volume was flat. Organic sales in Africa/Eurasia grew 8.0% in the first quarter of 2016. Volume gains led by Russia and the Gulf States were offset by volume declines in South Africa and Ukraine.

The increase in organic sales in Africa/Eurasia in the first quarter of 2016 versus the first quarter of 2015 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the bar soap and shower gel categories.

Operating profit in Africa/Eurasia increased 10% in the first quarter of 2016 to $43, or 320 bps to 18.6% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (30 bps) and a decrease in Selling, general and administrative expenses (290 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, partially offset by higher raw and packaging material costs (600 bps), driven by higher foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead costs (150 bps) and decreased advertising investment (140 bps).

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$552	$538	2.5%
Operating profit	$155	$147	5%
% of Net sales	28.1%	27.3%	80	bps

Net sales for Hill’s Pet Nutrition increased 2.5% in the first quarter of 2016 to $552. Volume growth of 3.5% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 2.5%. Organic sales in Hill’s Pet Nutrition increased 5.0% in the first quarter of 2016. Volume gains were led by the United States and Western Europe.

The increase in organic sales in the first quarter of 2016 versus the first quarter of 2015 was driven by continued organic sales growth in the Prescription Diet category.

Operating profit in Hill’s Pet Nutrition increased 5% in the first quarter of 2016 to $155, or 80 bps to 28.1% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (130 bps), partially offset by a decrease in Gross profit (90 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (270 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (130 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (70 bps), in part reflecting a shift from advertising investment to in-store promotional activities, and lower overhead expenses (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended March 31,
	2016	2015	Change
Operating profit (loss)	$(177)	$(229)	(23)%

Operating profit (loss) related to Corporate was ($177) in the first quarter of 2016 as compared to ($229) in the first quarter of 2015. In the first quarter of 2016, Corporate Operating profit (loss) included charges of $55 related to the 2012 Restructuring. In the first quarter of 2015, Corporate Operating profit (loss) included charges of $100 related to the 2012 Restructuring Program.

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

On October 23, 2014, the Board approved an expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities. Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program to date, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

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

As a result of the 2015 expansion, cumulative pretax charges related to the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax), increased from $1,285 to $1,435 ($950 to $1,050 aftertax).

The pretax charges related to the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are now expected to approximate $270 to $310 ($200 to $230 aftertax), as compared to the previously disclosed range of $285 to $435 ($210 to $310 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe/South Pacific (20%), Latin America (5%), Asia (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is now expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300-3,800 positions from the Company’s global employee workforce.

Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. The Company continues to expect estimated savings in 2016 to approximate $60 to $70 pretax ($55 to $65 aftertax).

For the three months ended March 31, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2016	2015
Cost of sales	$8	$4
Selling, general and administrative expenses	26	18
Other (income) expense, net	21	78
Total 2012 Restructuring Program charges, pretax	$55	$100

Total 2012 Restructuring Program charges, aftertax	$38	$67

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

			Program-to-date
	Three Months Ended March 31,		Accumulated Charges
	2016	2015
North America	42%	18%	14%
Latin America	7%	—%	4%
Europe/South Pacific	7%	7%	24%
Asia	4%	—%	2%
Africa/Eurasia	7%	3%	5%
Hill’s Pet Nutrition	1%	4%	7%
Corporate	32%	68%	44%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,055 ($777 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2016
Employee-Related Costs	$419
Incremental Depreciation	74
Asset Impairments	7
Other	555
Total	$1,055

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; the closing of the Morristown, New Jersey personal care facility; and restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan.
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	15	3	—	37	55
Cash payments	(16)	—	—	(33)	(49)
Charges against assets	(1)	(3)	—	—	(4)
Foreign exchange	1	—	—	—	1
Balance at March 31, 2016	$83	$—	$—	$135	$218

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2016, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $31 and contract termination costs and charges resulting directly from exit activities of $5 directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three months ended March 31, 2016 are other exit costs related to the consolidation of facilities of $1.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) (non-GAAP). Management believes this measure provides investors with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2016 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding charges related to the 2012 Restructuring Program (non-GAAP). Management believes these non-GAAP financial measures provide investors with useful supplemental information regarding the performance of the Company’s ongoing operations. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2016 and 2015 is presented within the applicable section of Results of Operations.

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

The following table provides a quantitative reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2016.

Three months ended March 31, 2016	Organic Sales Growth (Non-GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Net Sales Growth (GAAP)
Oral, Personal and Home Care
North America	2.0%	(0.5)%	0.0%	1.5%
Latin America	9.5%	(19.0)%	(12.5)%	(22.0)%
Europe/South Pacific	1.0%	(4.5)%	(4.0)%	(7.5)%
Asia	4.0%	(6.5)%	0.0%	(2.5)%
Africa/Eurasia	8.0%	(17.0)%	0.0%	(9.0)%
Total Oral, Personal and Home Care	5.0%	(9.0)%	(5.0)%	(9.0)%
Pet Nutrition	5.0%	(2.5)%	0.0%	2.5%
Total Company	5.0%	(8.0)%	(4.5)%	(7.5)%

(1) Represents the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations, as applicable.

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

Net cash provided by operations decreased 16% to $614 in the first three months of 2016, compared with $727 in the comparable period of 2015, reflecting the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, higher income tax payments and a voluntary contribution to an employee postretirement plan.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales was (2.8%) and (1.3%) in the first three months of 2016 and 2015, respectively, reflecting the Company’s tight focus on working capital and the impact of reclassifying current deferred tax assets to noncurrent deferred tax assets upon the adoption of a new accounting standard.

Approximately 75% of total program charges related to the expanded 2012 Restructuring Program, now estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax), as compared to the previously disclosed range of $1,285 to $1,435 ($950 to $1,050 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. Anticipated pretax charges for 2016 are now expected to approximate $270 to $310 ($200 to $230 aftertax), as compared to the previously disclosed range of $285 to $435 ($210 to $310 aftertax). The Company continues to expect the estimated savings in 2016 to approximate $60 to $70 pretax ($55 to $65 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at March 31, 2016 is expected to be paid in the next twelve months.

Investing activities used $144 of cash in the first three months of 2016, compared with $257 in the comparable period of 2015. Purchases of marketable securities and investments decreased in the first three months of 2016 to $80 from $252 in the comparable period of 2015, primarily due to a lower investment in bank deposits with original maturities greater than 90 days and also due to the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by May 16, 2016. If these conditions are not fully satisfied by such date, the agreement will automatically be extended to May 31, 2016. While these conditions are not expected to be fully satisfied by May 31, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur by the third quarter of 2016.

Capital spending decreased in the first three months of 2016 to $114 from $122 in the comparable period of 2015. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2016 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $441 of cash during the first three months of 2016 compared with $641 in the comparable period of 2015, reflecting lower purchase of treasury shares in the first three months of 2016 compared to the first three months of 2015.

Long-term debt, including the current portion, increased to $6,575 as of March 31, 2016 as compared to $6,544 as of December 31, 2015 and total debt increased to $6,580 as of March 31, 2016 as compared to $6,548 as of December 31, 2015. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

As of March 31, 2016 and 2015, the Company had commercial paper outstanding of $0 and $227, respectively. The average daily balances outstanding for commercial paper in the first three months of 2016 and 2015 were $1,865 and $2,036, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2016, the Company increased the annualized common stock dividend by 3% to $1.56 per share, effective in the second quarter of 2016.

Cash and cash equivalents increased $44 during the first three months of 2016 to $1,014 at March 31, 2016, compared to $970 at December 31, 2015, most of which ($977 and $932, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2015, the Company had approximately $4,600 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes had been provided as the Company considered such earnings to be indefinitely reinvested outside of the U.S. and, therefore, not subject to such taxes.

In order to fully recognize a $210 U.S. income tax benefit in 2016 principally related to changes in Venezuela’s foreign exchange regime, the Company now intends to repatriate an incremental $1,500 of earnings of foreign subsidiaries and, accordingly, recorded a tax charge of $210 during the first quarter of 2016. The Company does not anticipate a need to repatriate additional undistributed earnings of foreign subsidiaries. Any future repatriation would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world, and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Market Share Information

Management uses market share information as a key indicator to monitor business health and performance. References to market share in this Quarterly Report on Form 10-Q are based on a combination of consumption and market share data provided by third-party vendors, primarily Nielsen, and internal estimates. All market share references represent the percentage of the dollar value of sales of our products, relative to all product sales in the category in the countries in which the Company competes and purchases data (excluding Venezuela from all periods).
Market share data is subject to limitations on the availability of up-to-date information. The Company measures year-to-date market shares from January 1 of the relevant year through the most recent period for which market share data is available, which typically reflects a lag time of one or two months. We believe that the third-party vendors we use to provide data are reliable, but we have not verified the accuracy or completeness of the data or any assumptions underlying the data. In addition, market share information calculated by the Company may be different from market share information calculated by other companies due to differences in category definitions, the use of data from different countries, internal estimates and other factors.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of currency devaluations, exchange controls, price or profit controls and labor unrest, cost-reduction plans including the 2012 Restructuring Program, tax rates, new product introductions, commercial investment levels, acquisitions and divestitures, including the Mexico land sale, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Item 3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Note 13 to the Consolidated Financial Statements included therein and Note 12 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

For information regarding risk factors, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2016	308,302	$64.54	245,000	$3,663
February 1 through 29, 2016	1,802,340	$66.25	1,659,736	$3,553
March 1 through 31, 2016	1,291,874	$68.47	1,178,600	$3,473
Total	3,402,516	$66.94	3,083,336

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 319,180 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs as of March 31, 2016.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10	Form of Award Agreement for Skala and Wallace.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 28, 2016	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 28, 2016	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 28, 2016	/s/ Victoria L. Dolan
Victoria L. Dolan
Vice President and Corporate Controller