Form 10-Q
period 2016-06-30
COLGATE PALMOLIVE CO
filed 2016-07-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	891,493,130	June 30, 2016

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$3,845	$4,066	$7,607	$8,136
Cost of sales	1,541	1,699	3,055	3,377
Gross profit	2,304	2,367	4,552	4,759
Selling, general and administrative expenses	1,320	1,381	2,674	2,831
Other (income) expense, net	40	54	67	136
Operating profit	944	932	1,811	1,792
Interest (income) expense, net	25	6	53	14
Income before income taxes	919	926	1,758	1,778
Provision for income taxes	281	310	546	579
Net income including noncontrolling interests	638	616	1,212	1,199
Less: Net income attributable to noncontrolling interests	38	42	79	83
Net income attributable to Colgate-Palmolive Company	$600	$574	$1,133	$1,116

Earnings per common share, basic	$0.67	$0.63	$1.27	$1.23

Earnings per common share, diluted	$0.67	$0.63	$1.26	$1.22

Dividends declared per common share *	$0.39	$0.38	$1.16	$1.12

* Two dividends were declared in the first quarter of 2016 and 2015.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$638	$616	$1,212	$1,199
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(43)	66	83	(285)
Retirement plans and other retiree benefit adjustments	12	14	23	27
Gains (losses) on available-for-sale securities	—	(7)	—	(8)
Gains (losses) on cash flow hedges	7	(3)	(4)	(3)
Total Other comprehensive income (loss), net of tax	(24)	70	102	(269)
Total Comprehensive income including noncontrolling interests	614	686	1,314	930
Less: Net income attributable to noncontrolling interests	38	42	79	83
Less: Cumulative translation adjustments attributable to noncontrolling interests	(6)	(1)	(5)	—
Total Comprehensive income attributable to noncontrolling interests	32	41	74	83
Total Comprehensive income attributable to Colgate-Palmolive Company	$582	$645	$1,240	$847

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets		(A)
Current Assets
Cash and cash equivalents	$1,085	$970
Receivables (net of allowances of $65 and $59, respectively)	1,575	1,427
Inventories	1,232	1,180
Other current assets	722	807
Total current assets	4,614	4,384
Property, plant and equipment:
Cost	8,247	8,059
Less: Accumulated depreciation	(4,422)	(4,263)
	3,825	3,796
Goodwill	2,170	2,103
Other intangible assets, net	1,347	1,346
Deferred income taxes	311	67
Other assets	248	239
Total assets	$12,515	$11,935
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$3	$4
Current portion of long-term debt	950	298
Accounts payable	1,082	1,110
Accrued income taxes	364	277
Other accruals	2,272	1,845
Total current liabilities	4,671	3,534
Long-term debt	5,619	6,246
Deferred income taxes	258	233
Other liabilities	1,933	1,966
Total liabilities	12,481	11,979
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,542	1,438
Retained earnings	18,955	18,861
Accumulated other comprehensive income (loss)	(3,843)	(3,950)
Unearned compensation	(5)	(12)
Treasury stock, at cost	(18,396)	(18,102)
Total Colgate-Palmolive Company shareholders’ equity	(281)	(299)
Noncontrolling interests	315	255
Total equity	34	(44)
Total liabilities and equity	$12,515	$11,935

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

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income including noncontrolling interests	$1,212	$1,199
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	215	225
Restructuring and termination benefits, net of cash	8	59
Venezuela remeasurement charge	—	16
Stock-based compensation expense	48	51
Deferred income taxes	(41)	(60)
Voluntary benefit plan contribution	(50)	—
Cash effects of changes in:
Receivables	(132)	(222)
Inventories	(35)	8
Accounts payable and other accruals	69	(77)
Other non-current assets and liabilities	26	24
Net cash provided by operations	1,320	1,223
Investing Activities
Capital expenditures	(248)	(280)
Purchases of marketable securities and investments	(183)	(365)
Proceeds from sale of marketable securities and investments	87	195
Other	4	12
Net cash used in investing activities	(340)	(438)
Financing Activities
Principal payments on debt	(4,078)	(4,178)
Proceeds from issuance of debt	4,123	4,686
Dividends paid	(704)	(689)
Purchases of treasury shares	(482)	(767)
Proceeds from exercise of stock options and excess tax benefits	274	192
Net cash used in financing activities	(867)	(756)
Effect of exchange rate changes on Cash and cash equivalents	2	(59)
Net increase (decrease) in Cash and cash equivalents	115	(30)
Cash and cash equivalents at beginning of the period	970	1,089
Cash and cash equivalents at end of the period	$1,085	$1,059
Supplemental Cash Flow Information
Income taxes paid	$507	$640

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

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance is effective for the Company beginning on January 1, 2017 and early adoption is permitted. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance is effective for the Company beginning on January 1, 2017 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On February 25, 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. This new standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On January 5, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on January 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. As permitted, the Company adopted the new standard on March 31, 2016, on a prospective basis, and did not retrospectively adjust prior periods.

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

On May 28, 2014, the FASB and the International Accounting Standards Board (“IASB”) issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning January 1, 2018. On March 30, 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new standard will have a material impact on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions and Divestitures

Sale of Land in Mexico

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The sale price is payable in three installments. During the third quarter of 2011, the Company received the first installment of $24 upon signing the agreement. During the third quarter of 2012, the Company received the second installment of $36. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by July 29, 2016. While these conditions are not expected to be fully satisfied by July 29, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready. During the six months ended June 30, 2016 and 2015, the Company did not expense any costs related to the sale.

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

Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016. Initiatives under the 2012 Restructuring Program will continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax).

The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are expected to approximate $270 to $310 ($200 to $230 aftertax). It is expected that substantially all charges resulting from the 2012 Restructuring Program will be incurred by December 31, 2017.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300–3,800 positions from the Company’s global employee workforce.

For the three and six months ended June 30, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$12	$4	$20	$8
Selling, general and administrative expenses	14	11	40	29
Other (income) expense, net	33	37	54	115
Total 2012 Restructuring Program charges, pretax	$59	$52	$114	$152

Total 2012 Restructuring Program charges, aftertax	$44	$40	$82	$107

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2016	2015	2016	2015
North America	23%	14%	32%	17%	15%
Latin America	6%	5%	7%	2%	4%
Europe (1)	6%	19%	7%	10%	22%
Asia Pacific (1)	9%	11%	6%	5%	3%
Africa/Eurasia	22%	4%	15%	3%	6%
Hill’s Pet Nutrition	17%	13%	9%	7%	7%
Corporate	17%	34%	24%	56%	43%

(1) The Company has recast its historical geographic segment information to conform to the new reporting structure. See Note 13, Segment Information for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $1,114 ($821 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2016
Employee-Related Costs	$438
Incremental Depreciation	74
Asset Impairments	10
Other	592
Total	$1,114

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2016	$83	$—	$—	$135	$218
Charges	19	—	3	37	59
Cash payments	(25)	—	—	(31)	(56)
Charges against assets	(1)	—	(3)	—	(4)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2016	$76	$—	$—	$141	$217

	Six Months Ended June 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	34	3	3	74	114
Cash payments	(41)	—	—	(64)	(105)
Charges against assets	(2)	(3)	(3)	—	(8)
Foreign exchange	1	—	—	—	1
Balance at June 30, 2016	$76	$—	$—	$141	$217

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $2 for the three and six months ended June 30, 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $26 and $57, respectively, and contract termination costs and charges resulting directly from exit activities of $11 and $16, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2016 are other exit costs related to the consolidation of facilities of $0 and $1, respectively.

6.	Inventories

Inventories by major class are as follows:

	June 30, 2016	December 31, 2015
Raw materials and supplies	$257	$261
Work-in-process	45	45
Finished goods	930	874
Total Inventories	$1,232	$1,180

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2016 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255
Net income					1,133		79
Other comprehensive income (loss), net of tax						107	(5)
Dividends					(1,039)		(14)
Stock-based compensation expense		48
Shares issued for stock options		76		160
Shares issued for restricted stock units		(26)		26
Treasury stock acquired				(482)
Other		6	7	2
Balance, June 30, 2016	$1,466	$1,542	$(5)	$(18,396)	$18,955	$(3,843)	$315

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,999 and $3,087 at June 30, 2016 and December 31, 2015, respectively, and unrecognized retirement plan and other retiree benefits costs of $845 and $868 at June 30, 2016 and December 31, 2015, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	June 30, 2016			June 30, 2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$600	893.9	$0.67	$574	904.6	$0.63
Stock options and restricted stock units		7.2			7.8
Diluted EPS	$600	901.1	$0.67	$574	912.4	$0.63

For the three months ended June 30, 2016 and 2015, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 598,857 and 1,571,872, respectively.

	Six Months Ended
	June 30, 2016			June 30, 2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,133	893.8	$1.27	$1,116	906.1	$1.23
Stock options and restricted stock units		6.9			8.3
Diluted EPS	$1,133	900.7	$1.26	$1,116	914.4	$1.22

For the six months ended June 30, 2016 and 2015, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 356,541 and 1,573,532, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2016 and 2015 were as follows:

	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(8)	$(37)	$64	$67
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	16	12	22	14
Retirement plans and other retiree benefits adjustments	16	12	22	14
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	(19)	(12)
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	7	5
Gains (losses) on available-for-sale securities	—	—	(12)	(7)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	7	6	(5)	(3)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	2	1	(1)	—
Gains (losses) on cash flow hedges	9	7	(6)	(3)
Total Other comprehensive income (loss)	$17	$(18)	$68	$71

(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2016 and 2015 were as follows:

	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$86	$88	$(276)	$(285)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	(1)	(1)
Amortization of net actuarial loss, transition and prior service costs (1)	32	23	44	28
Retirement plans and other retiree benefits adjustments	32	23	43	27
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	(20)	(13)
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	7	5
Gains (losses) on available-for-sale securities	—	—	(13)	(8)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(7)	(4)	1	1
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	—	—	(7)	(4)
Gains (losses) on cash flow hedges	(7)	(4)	(6)	(3)
Total Other comprehensive income (loss)	$111	$107	$(252)	$(269)

(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 14, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$4	$5	$3	$4
Interest cost	26	25	6	7	11	12
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(28)	(29)	(6)	(6)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	1	—	—
Amortization of actuarial loss (gain)	10	12	2	2	4	7
Net periodic benefit cost	$9	$9	$6	$9	$17	$22

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$8	$10	$6	$8
Interest cost	53	50	12	15	22	23
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(55)	(58)	(11)	(14)	—	(1)
Amortization of transition and prior service costs (credits)	—	—	—	1	—	—
Amortization of actuarial loss (gain)	20	24	4	5	8	14
Net periodic benefit cost	$19	$17	$13	$17	$35	$43

For the six months ended June 30, 2016, the Company made voluntary contributions of $50 to its U.S. postretirement plans. For the six months ended June 30, 2015, the Company did not make any voluntary contributions to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

11. Income Taxes

Since 2002, the Company has taken a tax position in a foreign jurisdiction that has been challenged by the tax authorities. In May 2015, the Company became aware of several Supreme Court rulings in the foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by the Court. As a result, as required, the Company reassessed its tax position and increased its unrecognized tax benefits by $15 in the quarter ended June 30, 2015.
During the quarter ended June 30, 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13 including interest. The tax benefit of deductions related to this tax position taken for the years 2006 through 2014 total approximately $32 at current exchange rates. These deductions are currently being challenged by the tax authorities either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.
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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $141. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority's original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $59, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

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

European Competition Matters

Certain of the Company’s subsidiaries in Europe have been subject to investigations, and, in some cases, fines, by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also involve other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below.

Fines have been imposed on the Company in the following matter, although, as noted below, the Company has appealed each of these fines:

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

Currently, the following formal claim of violations is pending against the Company:

▪	In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company has responded to this statement of objections.

Since December 31, 2015, the following matters have been resolved:

▪
In December 2009, the Swiss competition law authority imposed a fine of $6 on the Company’s GABA subsidiary for alleged violations of restrictions on parallel imports into Switzerland, which the Company appealed. In January 2014, this appeal was denied. The Company had appealed before the Swiss Supreme Court, but its appeal was denied in June 2016.

▪
In December 2010, the Italian competition law authority found that 16 consumer goods companies, including the Company’s Italian subsidiary, exchanged competitively sensitive information in the cosmetics sector, for which the Company’s Italian subsidiary was fined $3. The Company had appealed the fine in the Italian courts, but has decided not to further pursue its appeal.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra concentrated laundry detergents. In 2015, the Company recognized a charge of $14 in connection with this matter. In March 2016, the Company and the Australian competition law authority reached an agreement to settle these proceedings for a total of $14, which includes a fine and cost reimbursement to the competition law authority. The former employee of the Company also reached an agreement to settle. The settlement agreements were approved by the court in May 2016.

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talcum powder products it sold prior to 1996 were contaminated with asbestos. As of June 30, 2016, there were 79 individual cases pending against the Company in state and federal courts throughout the United States, 29 of which were filed against the Company during the quarter ended June 30, 2016. On June 24, 2016, a jury rendered a verdict in the Company’s favor in one of the pending cases following a trial in California. In addition to the pending cases, as of June 30, 2016, 28 cases filed against the Company had been voluntarily dismissed and/or had final judgment entered in favor of the Company, and the Company had settled 16 cases for amounts that are not material to the Company’s results of operations.

A number of the 79 pending cases are expected to go to trial in 2016. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

In the third quarter of 2015, plaintiffs completed a submission of documents in the litigation alleging damages of approximately $2,500. The Company and its legal counsel believe these damages allegations are without merit and are vigorously challenging them and defending this case on its merits. This case is expected to go to trial in 2017.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13.	Segment Information

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition.

Effective April 1, 2016, the operations of the Oral, Personal and Home Care product segment are now managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia.

Through March 31, 2016, the Oral, Personal and Home Care product segment included the North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia geographic operating segments. As a result of management changes effective April 1, 2016, the Company realigned the geographic structure of its Europe/South Pacific and Asia reportable operating segments. Management responsibility for the South Pacific operations was transferred from Europe/South Pacific management to Asia management. Accordingly, commencing with the Company’s financial reporting for the quarter ended June 30, 2016, the results of the South Pacific operations are reported in the Asia Pacific reportable operating segment. The Company has recast its historical geographic segment information to conform to the new reporting structure. These changes have no impact on the Company’s historical consolidated financial position, results of operations or cash flows.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales
Oral, Personal and Home Care
North America	$793	$780	$1,593	$1,569
Latin America	938	1,126	1,786	2,213
Europe	606	602	1,194	1,212
Asia Pacific	697	752	1,440	1,544
Africa/Eurasia	239	254	470	508
Total Oral, Personal and Home Care	3,273	3,514	6,483	7,046
Pet Nutrition	572	552	1,124	1,090
Total Net sales	$3,845	$4,066	$7,607	$8,136

Operating profit
Oral, Personal and Home Care
North America	$250	$223	$489	$441
Latin America	284	321	531	629
Europe	138	147	279	294
Asia Pacific	219	217	438	447
Africa/Eurasia	45	45	88	84
Total Oral, Personal and Home Care	936	953	1,825	1,895
Pet Nutrition	162	146	317	293
Corporate	(154)	(167)	(331)	(396)
Total Operating profit	$944	$932	$1,811	$1,792

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended June 30, 2016, Corporate Operating profit (loss) includes charges of $59 resulting from the 2012 Restructuring Program. For the six months ended June 30, 2016, Corporate Operating profit (loss) includes charges of $114 resulting from the 2012 Restructuring Program.

For the three months ended June 30, 2015, Corporate Operating profit (loss) included charges of $52 resulting from the 2012 Restructuring Program and a charge of $16 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation. For the six months ended June 30, 2015, Corporate Operating profit (loss) included charges of $152 resulting from the 2012 Restructuring Program and a charge of $16 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at June 30, 2016 and December 31, 2015:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/16	12/31/15		6/30/16	12/31/15
Interest rate swap contracts	Other current assets	$4	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	12	7	Other liabilities	—	—
Foreign currency contracts	Other current assets	97	131	Other accruals	27	5
Foreign currency contracts	Other assets	1	—	Other liabilities	—	—
Commodity contracts	Other current assets	1	—	Other accruals	—	—
Total designated		$115	$138		$27	$5

Derivatives not designated
Foreign currency contracts	Other assets	$—	$13	Other liabilities	$—	$—
Total not designated		$—	$13		$—	$—

Total derivative instruments		$115	$151		$27	$5

Other financial instruments
Marketable securities	Other current assets	$163	$61
Total other financial instruments		$163	$61

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2016 and December 31, 2015. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2016 and December 31, 2015, was $7,041 and $6,767, respectively, and the related carrying value was $6,569 and $6,544, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and six months ended June 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$347	$1,250	$1,597	$1,136	$1,438	$2,574
Three months ended June 30,
Gain (loss) on derivatives	(6)	1	(5)	(5)	(4)	(9)
Gain (loss) on hedged items	6	(1)	5	5	4	9
Six months ended June 30,
Gain (loss) on derivatives	(5)	9	4	(3)	2	(1)
Gain (loss) on hedged items	5	(9)	(4)	3	(2)	1

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$705	$9	$714	$666	$10	$676
Three months ended June 30,
Gain (loss) recognized in OCI	5	2	7	(6)	1	(5)
Gain (loss) reclassified into Cost of sales	(3)	1	(2)	1	—	1
Six months ended June 30,
Gain (loss) recognized in OCI	(9)	2	(7)	1	—	1
Gain (loss) reclassified into Cost of sales	—	—	—	8	(1)	7

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

Activity related to net investment hedges recorded during the three and six months ended June 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$895	$1,280	$2,175	$786	$836	$1,622
Three months ended June 30,
Gain (loss) on instruments	10	26	36	(29)	(2)	(31)
Gain (loss) on hedged items	(7)	(26)	(33)	29	2	31
Six months ended June 30,
Gain (loss) on instruments	(16)	(23)	(39)	33	25	58
Gain (loss) on hedged items	16	23	39	(33)	(25)	(58)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and six months ended June 30, 2016 and 2015 was as follows:

	2016	2015
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at June 30,	$5	$181
Three months ended June 30,
Gain (loss) on instruments	2	(5)
Gain (loss) on hedged items	(2)	6
Six months ended June 30,
Gain (loss) on instruments	5	—
Gain (loss) on hedged items	(5)	1

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $163 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Argentinian government (Level 2 valuation) in the amount of $50. The long-term portion of these bonds in the amount of $11 is included in Other assets.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds issued by the Argentinian government. These bonds are considered held-to-maturity and are carried at amortized cost. As of June 30, 2016, the amortized cost of these bonds was $61 and their approximate fair value was $90.

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

Effective April 1, 2016, the Oral, Personal and Home Care product segment is now managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians.

Through March 31, 2016, the Oral, Personal and Home Care product segment included the North America, Latin America, Europe/South Pacific, Asia and Africa/Eurasia geographic operating segments. As a result of management changes effective April 1, 2016, the Company realigned the geographic structure of its Europe/South Pacific and Asia reportable operating segments within the Oral, Personal and Home Care product segment. Management responsibility for the South Pacific operations was transferred from Europe/South Pacific management to Asia management. Accordingly, commencing with the Company’s financial reporting for the quarter ended June 30, 2016, the results of the South Pacific operations are reported in the Asia Pacific reportable operating segment, which results in a slight modification to the geographic components of the Oral, Personal and Home Care product segment, with no impact on historical Company results overall.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) and gross profit margin, operating profit, net income and earnings per share both on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The investments needed to support growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as the Company’s funding-the-growth initiatives, the Company seeks to become even more effective and efficient throughout its businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. The Company also continues to prioritize its investments toward its higher margin businesses, specifically Oral Care, Personal Care and Pet Nutrition.

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

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities. Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax). Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be approximately $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented.

In the three and six months ended June 30, 2016, the Company incurred aftertax costs of $44 and $82, respectively, associated with the 2012 Restructuring Program.

For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

On September 13, 2011, the Company’s Mexican subsidiary entered into an agreement to sell to the United States of America (the “Purchaser”) the Mexico City site on which its commercial operations, technology center and soap production facility were located. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by July 29, 2016. While these conditions are not expected to be fully satisfied by July 29, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the third quarter of 2016. The Company has reinvested the first two installments to relocate its soap production to a new state-of-the-art facility at its Mission Hills, Mexico site, to relocate its commercial and technology operations within Mexico City and to prepare the existing site for transfer. Exit costs incurred during the project primarily relate to staff leaving indemnities, accelerated depreciation and demolition to make the site building-ready.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,845 in the second quarter of 2016, down 5.5% from the second quarter of 2015, as net selling price increases of 3.0% were more than offset by volume declines of 3.0% and negative foreign exchange of 5.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased by 1.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure as discussed below, increased 4.5% in the second quarter of 2016.

Net sales in the Oral, Personal and Home Care product segment were $3,273 in the second quarter of 2016, down 7.0% from the second quarter of 2015, as net selling price increases of 3.0% were more than offset by volume declines of 4.0% and negative foreign exchange of 6.0%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased by 1.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the second quarter of 2016.

The Company’s share of the global toothpaste market was 43.8% on a year-to-date basis, down 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 33.5% on a year-to-date basis, down 0.1 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America and Africa/Eurasia and down in Europe and Asia Pacific versus the comparable 2015 period. In the manual toothbrush category, year-to-date market shares were up in North America and Europe and down in Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2015 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $572 in the second quarter of 2016, an increase of 3.5% from the second quarter of 2015, as volume growth of 1.5% and net selling price increases of 2.5% were partially offset by negative foreign exchange of 0.5%. Organic sales in the Hill’s Pet Nutrition segment increased 4.0% in the second quarter of 2016.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 3% to $2,304 in the second quarter of 2016 from $2,367 in the second quarter of 2015. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit decreased to $2,316 in the second quarter of 2016 from $2,371 in the second quarter of 2015, reflecting a decrease of $128 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $73 resulting from higher Gross profit margin in the second quarter of 2016.

Worldwide Gross profit margin increased to 59.9% in the second quarter of 2016 from 58.2% in the second quarter of 2015.  Excluding charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 190 basis points (bps) to 60.2% in the second quarter of 2016 from 58.3% in the second quarter of 2015. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives (180 bps) and the 2012 Restructuring Program (10 bps), and higher pricing (110 bps), partially offset by higher raw and packaging material costs (110 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	Three Months Ended June 30,
	2016	2015
Gross profit, GAAP	$2,304	$2,367
2012 Restructuring Program	12	4
Gross profit, non-GAAP	$2,316	$2,371

	Three Months Ended June 30,
	2016	2015	Basis Point Change
Gross profit margin, GAAP	59.9%	58.2%	170
2012 Restructuring Program	0.3	0.1
Gross profit margin, non-GAAP	60.2%	58.3%	190

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $1,320 in the second quarter of 2016 from $1,381 in the second quarter of 2015. The lower Selling, general and administrative expenses reflect the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,306 in the second quarter of 2016 from $1,370 in the second quarter of 2015, reflecting decreased advertising investment of $16 and lower overhead expenses of $48.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.3% in the second quarter of 2016 from 34.0% in the second quarter of 2015. Excluding charges resulting from the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.0% in the second quarter of 2016, an increase of 30 bps as compared to the second quarter of 2015. This increase was a result of higher overhead expenses (20 bps) and increased advertising investment (10 bps), both as a percentage of Net sales. In the second quarter of 2016, advertising investment decreased 4% to $394, as compared with $410 in the second quarter of 2015, while as a percentage of Net sales it increased to 10.2% in the second quarter of 2016 from 10.1% in the second quarter of 2015.

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative expenses, GAAP	$1,320	$1,381
2012 Restructuring Program	(14)	(11)
Selling, general and administrative expenses, non-GAAP	$1,306	$1,370

	Three Months Ended June 30,
	2016	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.3%	34.0%	30
2012 Restructuring Program	(0.3)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.0%	33.7%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $40 in the second quarter of 2016, as compared to $54 in the second quarter of 2015. Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Other (income) expense, net in the second quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation. Excluding these charges in both periods as applicable, Other (income) expense, net was $7 in the second quarter of 2016, as compared to $1 in the second quarter of 2015.

	Three Months Ended June 30,
	2016	2015
Other (income) expense, net, GAAP	$40	$54
2012 Restructuring Program	(33)	(37)
Venezuela remeasurement charge	—	(16)
Other (income) expense, net, non-GAAP	$7	$1

Operating Profit

Operating profit increased 1% to $944 in the second quarter of 2016 from $932 in the second quarter of 2015. The change in Operating profit reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Operating profit in the second quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation. Excluding these charges in both periods as applicable, Operating profit increased to $1,003 in the second quarter of 2016 from $1,000 in the second quarter of 2015, primarily due to a decrease in Selling, general and administrative expenses, partially offset by lower Gross profit.

Operating profit margin was 24.6% in the second quarter of 2016, an increase of 170 bps compared to 22.9% in the second quarter of 2015. Excluding the charges described above in both periods as applicable, Operating profit margin increased 150 bps to 26.1% in the second quarter of 2016 as compared to 24.6% in the second quarter of 2015. This increase in Operating profit margin was primarily due to an increase in Gross profit margin (190 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (30 bps).

	Three Months Ended June 30,
	2016	2015	% Change
Operating profit, GAAP	$944	$932	1%
2012 Restructuring Program	59	52
Venezuela remeasurement charge	—	16
Operating profit, non-GAAP	$1,003	$1,000	—%

	Three Months Ended June 30,
	2016	2015	Basis Point Change
Operating profit margin, GAAP	24.6%	22.9%	170
2012 Restructuring Program	1.5	1.3
Venezuela remeasurement charge	—	0.4
Operating profit margin, non-GAAP	26.1%	24.6%	150

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $25 in the second quarter of 2016 as compared to $6 in the second quarter of 2015, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2016 increased to $600 from $574 in the second quarter of 2015, and Earnings per common share on a diluted basis increased to $0.67 per share in the second quarter of 2016 from $0.63 per share in the second quarter of 2015. The change in Net income attributable to Colgate-Palmolive Company reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the second quarter of 2016 also included a net benefit related to a foreign tax matter (see “Income taxes” below for further information). Net income attributable to Colgate-Palmolive Company in the second quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a charge related to a foreign tax matter.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2016 decreased 1% to $631 and Earnings per common share on a diluted basis was $0.70, even with the second quarter of 2015.

	Three Months Ended June 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$919	$281	$638	$38	$600	$0.67
2012 Restructuring Program	59	14	45	1	44	0.05
Benefit for a foreign tax matter, net	—	13	(13)	—	(13)	(0.01)
Non-GAAP	$978	$308	$670	$39	$631	$0.70

	Three Months Ended June 30, 2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$926	$310	$616	$42	$574	$0.63
2012 Restructuring Program	52	12	40	—	40	0.04
Venezuela remeasurement charge	16	6	10	—	10	0.01
Charge for a foreign tax matter	—	(15)	15	—	15	0.02
Non-GAAP	$994	$313	$681	$42	$639	$0.70

(1) The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
(2) The impact of non-GAAP adjustments on diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$793	$780	2.0%
Operating profit	$250	$223	12%
% of Net sales	31.5%	28.6%	290	bps

Net sales in North America increased 2.0% in the second quarter of 2016 to $793, driven by volume growth of 3.5% which was partially offset by net selling price decreases of 1.5%, while foreign exchange was flat. Organic sales in North America increased 2.0% in the second quarter of 2016.

The increase in organic sales in North America in the second quarter of 2016 versus the second quarter of 2015 was driven by Oral Care with strong organic sales in the manual toothbrush and toothpaste categories. Personal Care also contributed to organic sales growth, driven by gains in the shower gel category.

Operating profit in North America increased 12% in the second quarter of 2016 to $250, or 290 bps to 31.5% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (130 bps) and a decrease in Selling, general and administrative expenses (170 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (150 bps) and lower raw and packaging material costs (20 bps), which were partially offset by lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (140 bps) and decreased advertising investment (30 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$938	$1,126	(16.5)%
Operating profit	$284	$321	(12)%
% of Net sales	30.3%	28.5%	180	bps

Net sales in Latin America decreased 16.5% to $938 in the second quarter of 2016. Net selling price increases of 9.5% were more than offset by volume declines of 13.5% and negative foreign exchange of 12.5%. Excluding the impact of the deconsolidation of the Company’s Venezuelan operations, volume was flat with volume gains in Mexico and Central America, offset by volume declines in Brazil and Argentina. Organic sales in Latin America increased 9.5% in the second quarter of 2016.

The increase in organic sales in Latin America in the second quarter of 2016 versus the second quarter of 2015 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care organic sales growth was driven by gains in the underarm protection and shampoo categories. The increase in Home Care organic sales was due to strong growth in the fabric softener and liquid cleaners categories.

Operating profit in Latin America decreased 12% in the second quarter of 2016 to $284, while as a percentage of Net sales, it increased 180 bps to 30.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (380 bps), partially offset by an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing, which were partially offset by higher costs (180 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. This increase in Selling, general and administrative expenses was due to increased advertising investment (170 bps), which was partially offset by lower overhead expenses (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$606	$602	0.5%
Operating profit	$138	$147	(6)%
% of Net sales	22.8%	24.4%	(160)	bps

Net sales in Europe increased 0.5% in the second quarter of 2016 to $606, driven by volume growth of 4.0%, which was partially offset by net selling price decreases of 3.0% and negative foreign exchange of 0.5%. Organic sales in Europe increased 1.0% in the second quarter of 2016. Volume gains were led by the United Kingdom, Italy and Poland, partially offset by volume declines in France.

The increase in organic sales in Europe in the second quarter of 2016 versus the second quarter of 2015 was due to an increase in Oral Care organic sales, partially offset by a decline in organic sales in the Personal Care and Home Care categories. The increase in Oral Care organic sales was due to strong organic sales in the toothpaste and manual toothbrush categories. The decrease in Personal Care organic sales was due to a decline in organic sales in the underarm protection category. The decrease in Home Care organic sales was due to a decline in organic sales in the fabric softener category.

Operating profit in Europe decreased 6% in the second quarter of 2016 to $138, or 160 bps to 22.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (100 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities, partially offset by cost savings from the Company’s funding-the-growth initiatives (180 bps) and the 2012 Restructuring Program (40 bps). The increase in Selling, general and administrative expenses was due to higher overhead expenses (160 bps), partially offset by lower advertising investment (110 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

Asia Pacific

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$697	$752	(7.0)%
Operating profit	$219	$217	1%
% of Net sales	31.4%	28.9%	250	bps

Net sales in Asia Pacific decreased 7.0% in the second quarter of 2016 to $697. Net selling price increases of 1.0% were more than offset by volume declines of 3.0% and negative foreign exchange of 5.0%. Excluding the impact of the divestment of the Company’s laundry detergent business in the South Pacific, volume increased 1.0% in the second quarter of 2016, led by volume gains in India and the Philippines, partially offset by volume declines in the Greater China region. Organic sales in Asia Pacific grew 2.0% in the second quarter of 2016.

The increase in organic sales in Asia Pacific in the second quarter of 2016 versus the second quarter of 2015 was driven by Oral Care with strong organic sales in the toothpaste category. Home Care also contributed to organic sales growth with gains in the fabric softener category.

Operating profit in Asia Pacific increased 1% in the second quarter of 2016 to $219, or 250 bps to 31.4% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (160 bps) and a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (250 bps) and higher pricing, partially offset by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps) and lower overhead expenses (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$239	$254	(6.0)%
Operating profit	$45	$45	—%
% of Net sales	18.8%	17.7%	110	bps

Net sales in Africa/Eurasia decreased 6.0% in the second quarter of 2016 to $239. Net selling price increases of 9.0% were more than offset by volume declines of 1.5% and negative foreign exchange of 13.5%. Organic sales in Africa/Eurasia grew 7.5% in the second quarter of 2016. Volume declines in the Central Asia/Caucasus region and South Africa were partially offset by volume gains in the Sub-Saharan Africa region and the Gulf States.

The increase in organic sales in Africa/Eurasia in the second quarter of 2016 versus the second quarter of 2015 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the bar soap and shower gel categories.

Operating profit in Africa/Eurasia was $45 in the second quarter of 2016, even with the second quarter of 2015, while as a percentage of sales it increased 110 bps to 18.8% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (260 bps), partially offset by an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, partially offset by higher raw and packaging material costs (330 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (150 bps), which were partially offset by decreased advertising investment (80 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2016	2015	Change
Net sales	$572	$552	3.5%
Operating profit	$162	$146	11%
% of Net sales	28.3%	26.4%	190	bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the second quarter of 2016 to $572, driven by net selling price increases of 2.5% and volume growth of 1.5%, which were partially offset by negative foreign exchange of 0.5%. Organic sales in Hill’s Pet Nutrition increased 4.0% in the second quarter of 2016. Volume gains were led by the United States, Western Europe and Russia.

The increase in organic sales in the second quarter of 2016 versus the second quarter of 2015 was due to an increase in organic sales in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

Operating profit in Hill’s Pet Nutrition increased 11% in the second quarter of 2016 to $162, or 190 bps to 28.3% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (110 bps) and a decrease in Other (income) expense, net (80 bps). Gross profit as a percentage of sales was even with the second quarter of 2015, as cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing were offset by higher costs (300 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (80 bps) and decreased advertising investment (30 bps), in part reflecting a shift from advertising investment to in-store promotional activities. This decrease in Other (income) expense, net was in part due to a foreign sales tax benefit.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2016	2015	Change
Operating profit (loss)	$(154)	$(167)	(8)%

Operating profit (loss) related to Corporate was ($154) in the second quarter of 2016 as compared to ($167) in the second quarter of 2015. In the second quarter of 2016, Corporate Operating profit (loss) included charges of $59 resulting from the 2012 Restructuring Program. In the second quarter of 2015, Corporate Operating profit (loss) included charges of $52 resulting from the 2012 Restructuring Program and a charge of $16 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation.

Six Months

Worldwide Net sales were $7,607 in the first six months of 2016, down 6.5% from the first six months of 2015, as net selling price increases of 2.0% were more than offset by volume declines of 2.0% and negative foreign exchange of 6.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 2.5%. Organic sales increased 4.5% in the first six months of 2016.

Net sales in the Oral, Personal and Home Care product segment were $6,483 in the first six months of 2016, down 8.0% from the first six months of 2015, as net selling price increases of 2.0% were more than offset by volume declines of 2.5% and negative foreign exchange of 7.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 2.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first six months of 2016.

The increase in organic sales in the first six months of 2016 versus the first six months of 2015 was driven by an increase in Oral Care organic sales with the toothpaste and manual toothbrush categories contributing to growth. Personal Care and Home Care also contributed to organic sales growth. The increase in Personal Care organic sales was due to strong growth in the shampoo, shower gel and bar soap categories. Home Care organic sales growth was driven by gains in the fabric softener and liquid cleaners categories.

Net sales in the Hill’s Pet Nutrition segment were $1,124 in the first six months of 2016, an increase of 3.0% from the first six months of 2015, driven by net selling price increases of 2.0% and volume growth of 2.5%, partially offset by negative foreign exchange of 1.5%. Organic sales for the Hill’s Pet Nutrition segment increased 4.5% in the first six months of 2016.

The increase in organic sales in the first six months of 2016 versus the first six months of 2015 was driven by continued organic sales growth in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2016	2015
Net sales
Oral, Personal and Home Care
North America	$1,593	$1,569
Latin America	1,786	2,213
Europe	1,194	1,212
Asia Pacific	1,440	1,544
Africa/Eurasia	470	508
Total Oral, Personal and Home Care	6,483	7,046
Pet Nutrition	1,124	1,090
Total Net sales	$7,607	$8,136

Operating profit
Oral, Personal and Home Care
North America	$489	$441
Latin America	531	629
Europe	279	294
Asia Pacific	438	447
Africa/Eurasia	88	84
Total Oral, Personal and Home Care	1,825	1,895
Pet Nutrition	317	293
Corporate	(331)	(396)
Total Operating profit	$1,811	$1,792

Within the Oral, Personal and Home Care product segment, North America Net sales increased 1.5%, driven by volume growth of 3.5%, which was partially offset by net selling price decreases of 1.5% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.0%. Latin America Net sales decreased 19.5% as net selling price increases of 8.5% were more than offset by volume declines of 12.0% and negative foreign exchange of 16.0%. Excluding the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.0% in Latin America. Organic sales in Latin America increased 9.5%. Europe Net sales decreased 1.5% as volume growth of 4.0% was more than offset by net selling price decreases of 3.5% and negative foreign exchange of 2.0%. Organic sales in Europe increased 0.5%. Asia Pacific Net sales decreased 6.5% as net selling price increases of 0.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 6.0%. Excluding the impact of the divested laundry detergent business in the South Pacific, volume increased 2.5% in Asia Pacific. Organic sales in Asia Pacific increased 3.0%. Africa/Eurasia Net sales decreased 7.5%, as net selling price increases of 8.5% were more than offset by volume declines of 0.5% and negative foreign exchange of 15.5%. Organic sales in Africa/Eurasia increased 8.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first six months of 2016, Operating profit (loss) related to Corporate was ($331) as compared to ($396) in the first six months of 2015. In the first six months of 2016, Corporate Operating profit (loss) included charges of $114 resulting from the 2012 Restructuring Program. In the first six months of 2015, Corporate Operating profit (loss) included charges of $152 resulting from the 2012 Restructuring Program and $16 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation.

Gross Profit/Margin

Worldwide Gross profit decreased 4% to $4,552 in the first six months of 2016 from $4,759 in the first six months of 2015. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit decreased to $4,572 in the first six months of 2016 from $4,767 in the first six months of 2015, reflecting a decrease of $309 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $114 resulting from higher Gross profit margin in the first six months of 2016.

Worldwide Gross profit margin was 59.8% in the first six months of 2016 as compared to 58.5% in the first six months of 2015. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 150 bps to 60.1% in the first six months of 2016, from 58.6% in the first six months of 2015, driven by cost savings from the Company’s funding-the-growth initiatives (160 bps) and higher pricing (90 bps), which were partially offset by higher raw and packaging material costs (110 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	Six Months Ended June 30,
	2016	2015
Gross profit, GAAP	$4,552	$4,759
2012 Restructuring Program	20	8
Gross profit, non-GAAP	$4,572	$4,767

	Six Months Ended June 30,
	2016	2015	Basis Point Change
Gross profit margin, GAAP	59.8%	58.5%	130
2012 Restructuring Program	0.3	0.1
Gross profit margin, non-GAAP	60.1%	58.6%	150

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 5.5% to $2,674 in the first six months of 2016 from $2,831 in the first six months of 2015. The lower Selling, general and administrative expenses reflect the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $2,634 in the first six months of 2016 from $2,802 in the first six months of 2015, reflecting decreased advertising investment of $48 and lower overhead expenses of $120.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales increased to 35.2% in the first six months of 2016 from 34.8% in the first six months of 2015. Excluding charges resulting from the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.6% in the first six months of 2016, an increase of 20 bps as compared to the first six months of 2015. This increase was a result of increased advertising investment (10 bps) and higher overhead expenses (10 bps), both as a percentage of Net sales. In the first six months of 2016, advertising investment decreased 5.7% to $792, as compared with $840 in the first six months of 2015, while as a percentage of Net sales it increased to 10.4% in the first six months of 2016 from 10.3% in the first six months of 2015.

	Six Months Ended June 30,
	2016	2015
Selling, general and administrative expenses, GAAP	$2,674	$2,831
2012 Restructuring Program	(40)	(29)
Selling, general and administrative expenses, non-GAAP	$2,634	$2,802

	Six Months Ended June 30,
	2016	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.2%	34.8%	40
2012 Restructuring Program	(0.6)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.6%	34.4%	20

Other (Income) Expense, Net

Other (income) expense, net was $67 in the first six months of 2016, as compared to $136 in the first six months of 2015.
Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Other (income) expense, net in the first six months of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation. Excluding these charges in both periods as applicable, Other (income) expense, net was $13 in the first six months of 2016, as compared to $5 in the first six months of 2015.

	Six Months Ended June 30,
	2016	2015
Other (income) expense, net, GAAP	$67	$136
2012 Restructuring Program	(54)	(115)
Venezuela remeasurement charge	—	(16)
Other (income) expense, net, non-GAAP	$13	$5

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit increased 1% to $1,811 in the first six months of 2016 from $1,792 in the first six months of 2015. The change in Operating profit reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Operating profit in the first six months of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation. Excluding these charges in both periods as applicable, Operating profit for the first six months of 2016 decreased 2% to $1,925 from $1,960 in the first six months of 2015, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 23.8% in the first six months of 2016, an increase of 180 bps compared to 22.0% in the first six months of 2015. Excluding the charges described above in both periods as applicable, Operating profit margin was 25.3%, an increase of 120 bps from 24.1% in the first six months of 2015. This increase was primarily due to an increase in Gross profit margin (150 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (20 bps).

	Six Months Ended June 30,
	2016	2015	% Change
Operating profit, GAAP	$1,811	$1,792	1%
2012 Restructuring Program	114	152
Venezuela remeasurement charge	—	16
Operating profit, non-GAAP	$1,925	$1,960	(2)%

	Six Months Ended June 30,
	2016	2015	Basis Point Change
Operating profit margin, GAAP	23.8%	22.0%	180
2012 Restructuring Program	1.5	1.9
Venezuela remeasurement charge	—	0.2
Operating profit margin, non-GAAP	25.3%	24.1%	120

Interest (Income) Expense, Net

Interest (income) expense, net was $53 in the first six months of 2016 as compared to $14 in the first six months of 2015, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income Taxes

The effective tax rate was 30.6% for the second quarter of 2016 as compared to 33.5% for the second quarter of 2015. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.5%, even with the second quarter of 2015. As reflected in the tables below, the non-GAAP income tax rate was 31.5% for the three-month and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016			2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$919	$281	30.6%	$926	$310	33.5%
2012 Restructuring Program	59	14	(0.4)%	52	12	(0.6)%
Venezuela remeasurement charge	—	—	—%	16	6	0.1%
Foreign tax matters	—	13	1.3%	—	(15)	(1.5)%
Non-GAAP	$978	$308	31.5%	$994	$313	31.5%

	Six Months Ended June 30,
	2016			2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$1,758	$546	31.1%	$1,778	$579	32.6%
2012 Restructuring Program	114	31	(0.2)%	152	43	(0.3)%
Venezuela remeasurement charge	—	—	—%	16	6	—%
Foreign tax matters	—	13	0.6%	—	(15)	(0.8)%
Non-GAAP	$1,872	$590	31.5%	$1,946	$613	31.5%

(1) The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
(2) The impact of non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income before income taxes and Provision for income taxes.

Since 2002, the Company has taken a tax position in a foreign jurisdiction that has been challenged by the tax authorities. In May 2015, the Company became aware of several Supreme Court rulings in the foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by the Court. As a result, as required, the Company reassessed its tax position and increased its unrecognized tax benefits by $15 in the quarter ended June 30, 2015.
During the quarter ended June 30, 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and as a result, the Company recorded a net tax benefit of $13 including interest. The tax benefit of deductions related to this tax position taken for the years 2006 through 2014 total approximately $32 at current exchange rates. These deductions are currently being challenged by the tax authorities either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2016 increased to $1,133 from $1,116 in the comparable 2015 period. The change in Net income attributable to Colgate-Palmolive Company reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Earnings per common share on a diluted basis increased to $1.26 per share from $1.22 per share in the comparable 2015 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the first six months of 2016 also included a net benefit related to a foreign tax matter. Net income attributable to Colgate-Palmolive Company in the first six months of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a charge related to a foreign tax matter.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company decreased 4% to $1,202 in the first six months of 2016 from $1,248 in the first six months of 2015 and Earnings per common share on a diluted basis decreased 2% to $1.33 in the first six months of 2016 from $1.36 in the first six months of 2015.

	Six Months Ended June 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,758	$546	$1,212	$79	$1,133	$1.26
2012 Restructuring Program	114	31	83	1	82	0.09
Benefit for a foreign tax matter, net	—	13	(13)	—	(13)	(0.01)
Non-GAAP	$1,872	$590	$1,282	$80	$1,202	$1.33

	Six Months Ended June 30, 2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,778	$579	$1,199	$83	$1,116	$1.22
2012 Restructuring Program	152	43	109	2	107	0.11
Venezuela remeasurement charge	16	6	10	—	10	0.01
Charge for a foreign tax matter	—	(15)	15	—	15	0.02
Non-GAAP	$1,946	$613	$1,333	$85	$1,248	$1.36

(1) The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
(2) The impact of non-GAAP adjustments on diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.

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

On October 23, 2014, the Board approved an expansion of the 2012 Restructuring Program to take advantage of additional savings opportunities. Recognizing the macroeconomic challenges around the world and the successful implementation of the 2012 Restructuring Program, on October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

The initiatives under the 2012 Restructuring Program continue to be focused on the following areas:

▪
Expanding Commercial Hubs – Building on the success of this structure already implemented in several divisions, continuing to cluster single-country subsidiaries into more efficient regional hubs, in order to drive smarter and faster decision making, strengthen capabilities available on the ground and improve cost structure.

▪
Extending Shared Business Services and Streamlining Global Functions – Implementing the Company’s shared service organizational model in all regions of the world. While initially focused on finance and accounting, these shared services are now being expanded to additional functional areas to streamline global functions.

▪
Optimizing Global Supply Chain and Facilities – Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2016 are expected to approximate $270 to $310 ($200 to $230 aftertax).

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300–3,800 positions from the Company’s global employee workforce.

Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. The Company continues to expect estimated savings in 2016 to approximate $60 to $70 pretax ($55 to $65 aftertax).

For the three and six months ended June 30, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$12	$4	$20	$8
Selling, general and administrative expenses	14	11	40	29
Other (income) expense, net	33	37	54	115
Total 2012 Restructuring Program charges, pretax	$59	$52	$114	$152

Total 2012 Restructuring Program charges, aftertax	$44	$40	$82	$107

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2016	2015	2016	2015
North America	23%	14%	32%	17%	15%
Latin America	6%	5%	7%	2%	4%
Europe (1)	6%	19%	7%	10%	22%
Asia Pacific (1)	9%	11%	6%	5%	3%
Africa/Eurasia	22%	4%	15%	3%	6%
Hill’s Pet Nutrition	17%	13%	9%	7%	7%
Corporate	17%	34%	24%	56%	43%

(1) The Company has recast its historical geographic segment information to conform to the new reporting structure. See “Executive Overview and Outlook” above for additional details.

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,114 ($821 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2016
Employee-Related Costs	$438
Incremental Depreciation	74
Asset Impairments	10
Other	592
Total	$1,114

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2016	$83	$—	$—	$135	$218
Charges	19	—	3	37	59
Cash payments	(25)	—	—	(31)	(56)
Charges against assets	(1)	—	(3)	—	(4)
Foreign exchange	—	—	—	—	—
Balance at June 30, 2016	$76	$—	$—	$141	$217

	Six Months Ended June 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	34	3	3	74	114
Cash payments	(41)	—	—	(64)	(105)
Charges against assets	(2)	(3)	(3)	—	(8)
Foreign exchange	1	—	—	—	1
Balance at June 30, 2016	$76	$—	$—	$141	$217

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $2 for the three and six months ended June 30, 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $26 and $57, respectively, and contract termination costs and charges resulting directly from exit activities of $11 and $16, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and six months ended June 30, 2016 are other exit costs related to the consolidation of facilities of $0 and $1, respectively.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q discusses certain financial measures on both a GAAP and a non-GAAP basis. The Company uses the non-GAAP financial measures described below internally in its budgeting process, to evaluate segment and overall operating performance and as a factor in determining compensation. The Company believes that these non-GAAP financial measures are useful in evaluating the Company’s underlying business performance and trends; however, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2016 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges resulting from the 2012 Restructuring Program, a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a net benefit and a charge related to a foreign tax matter (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2016 and 2015 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2016:

Three months ended June 30, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.0%	—%	—%	2.0%
Latin America	(16.5)%	(12.5)%	(13.5)%	9.5%
Europe	0.5%	(0.5)%	—%	1.0%
Asia Pacific	(7.0)%	(5.0)%	(4.0)%	2.0%
Africa/Eurasia	(6.0)%	(13.5)%	—%	7.5%
Total Oral, Personal and Home Care	(7.0)%	(6.0)%	(5.5)%	4.5%
Pet Nutrition	3.5%	(0.5)%	—%	4.0%
Total Company	(5.5)%	(5.5)%	(4.5)%	4.5%

Six months ended June 30, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.5%	(0.5)%	—%	2.0%
Latin America	(19.5)%	(16.0)%	(13.0)%	9.5%
Europe	(1.5)%	(2.0)%	—%	0.5%
Asia Pacific	(6.5)%	(6.0)%	(3.5)%	3.0%
Africa/Eurasia	(7.5)%	(15.5)%	—%	8.0%
Total Oral, Personal and Home Care	(8.0)%	(7.5)%	(5.0)%	4.5%
Pet Nutrition	3.0%	(1.5)%	—%	4.5%
Total Company	(6.5)%	(6.5)%	(4.5)%	4.5%

(1) Represents the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations, as applicable.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, costs resulting from the 2012 Restructuring Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations increased 8% to $1,320 in the first six months of 2016, compared with $1,223 in the comparable period of 2015, due to strong operating earnings and the timing of income tax payments, partially offset by the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and a voluntary contribution to an employee postretirement plan.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital decreased to (2.6%) as a percentage of Net sales in the first six months of 2016 as compared to (0.2%) in the first six months of 2015, reflecting the Company’s tight focus on working capital and the impact of reclassifying current deferred tax assets to noncurrent deferred tax assets upon the adoption of a new accounting standard.

Approximately 75% of total program charges resulting from the 2012 Restructuring Program, estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax) are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. Anticipated pretax charges for 2016 are expected to approximate $270 to $310 ($200 to $230 aftertax) and savings in 2016 are expected to approximate $60 to $70 pretax ($55 to $65 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at June 30, 2016 is expected to be paid in the next twelve months.

Investing activities used $340 of cash in the first six months of 2016, compared with $438 in the comparable period of 2015. Purchases of marketable securities and investments decreased in the first six months of 2016 to $183 from $365 in the comparable period of 2015. Proceeds from sale of marketable securities and investments decreased in the first six months of 2016 to $87 from $195 in the comparable period of 2015. The decrease in purchases of marketable securities and investments and proceeds from the sale of marketable securities and investments was primarily due to lower investments in bank deposits with original maturities greater than 90 days and also due to the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

In 2011, the Company’s Mexican subsidiary entered into an agreement to sell the Mexico City site on which its commercial operations, technology center and soap production facility were located. During 2011 and 2012, the Company received the first and second installments of $24 and $36, respectively, related to the sale of land in Mexico. The parties have subsequently amended the agreement to extend the closing date. Under the existing agreement, the final installment of the purchase price is due upon the transfer of the property, which is subject to the Company’s satisfaction of certain closing conditions relating to site preparation by July 29, 2016. While these conditions are not expected to be fully satisfied by July 29, 2016, in which case the Purchaser has several options under the agreement (including termination and the return to it of the first two installments of the purchase price), based on the discussions to date, the Company believes that an additional amendment will be negotiated and the transfer of the property is expected to occur in the third quarter of 2016.

Capital spending decreased in the first six months of 2016 to $248 from $280 in the comparable period of 2015. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2016 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the Company’s historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $867 of cash during the first six months of 2016, compared with $756 in the comparable period of 2015, reflecting lower proceeds from the issuances of debt, partially offset by lower purchases of treasury shares in the first six months of 2016 compared to the first six months of 2015.

Long-term debt, including the current portion, increased to $6,569 as of June 30, 2016 as compared to $6,544 as of December 31, 2015 and total debt increased to $6,572 as of June 30, 2016 as compared to $6,548 as of December 31, 2015. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

As of June 30, 2016, the Company had no commercial paper outstanding. As of June 30, 2015, domestic and foreign commercial paper outstanding was $236. The average daily balances outstanding for commercial paper in the first six months of 2016 and 2015 were $1,420 and $2,036, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit.

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

Cash and cash equivalents increased $115 during the first six months of 2016 to $1,085 at June 30, 2016, compared to $970 at December 31, 2015, most of which ($1,053 and $932, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2015, the Company had approximately $4,600 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes had been provided as the Company considered such earnings to be indefinitely reinvested outside of the U.S. and, therefore, not subject to such taxes.

In order to fully recognize a $210 U.S. income tax benefit in 2016 principally related to changes in Venezuela’s foreign exchange regime, the Company now intends to repatriate an incremental $1,500 of earnings of foreign subsidiaries, and accordingly, recorded a tax charge of $210 during the first quarter of 2016. The Company does not anticipate a need to repatriate additional undistributed earnings of foreign subsidiaries. Any future repatriation would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world, and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the 2012 Restructuring Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, including the Mexico land sale, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2016	292,221	$70.90	232,282	$3,456
May 1 through 31, 2016	1,546,193	$71.05	1,508,500	$3,349
June 1 through 30, 2016	1,870,533	$71.59	1,832,220	$3,218
Total	3,708,947	$71.31	3,573,002

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 135,945 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under publicly announced plans or programs that were in effect as of June 30, 2016.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 28, 2016	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 28, 2016	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 28, 2016	/s/ Victoria L. Dolan
Victoria L. Dolan
Chief Transformation Officer and Corporate Controller