Form 10-Q
period 2016-09-30
COLGATE PALMOLIVE CO
filed 2016-10-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	888,842,604	September 30, 2016

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$3,867	$3,999	$11,474	$12,135
Cost of sales	1,543	1,652	4,598	5,029
Gross profit	2,324	2,347	6,876	7,106
Selling, general and administrative expenses	1,322	1,347	3,996	4,178
Other (income) expense, net	(69)	(136)	(2)	—
Operating profit	1,071	1,136	2,882	2,928
Interest (income) expense, net	25	5	78	19
Income before income taxes	1,046	1,131	2,804	2,909
Provision for income taxes	300	361	846	940
Net income including noncontrolling interests	746	770	1,958	1,969
Less: Net income attributable to noncontrolling interests	44	44	123	127
Net income attributable to Colgate-Palmolive Company	$702	$726	$1,835	$1,842

Earnings per common share, basic	$0.79	$0.81	$2.05	$2.04

Earnings per common share, diluted	$0.78	$0.80	$2.04	$2.02

Dividends declared per common share *	$0.39	$0.38	$1.55	$1.50

* Two dividends were declared in the first quarter of 2016 and 2015.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income including noncontrolling interests	$746	$770	$1,958	$1,969
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	—	(350)	83	(635)
Retirement plans and other retiree benefit adjustments	16	25	39	52
Gains (losses) on available-for-sale securities	(1)	—	(1)	(8)
Gains (losses) on cash flow hedges	1	7	(3)	4
Total Other comprehensive income (loss), net of tax	16	(318)	118	(587)
Total Comprehensive income including noncontrolling interests	762	452	2,076	1,382
Less: Net income attributable to noncontrolling interests	44	44	123	127
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(9)	(3)	(9)
Total Comprehensive income attributable to noncontrolling interests	46	35	120	118
Total Comprehensive income attributable to Colgate-Palmolive Company	$716	$417	$1,956	$1,264

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets		(A)
Current Assets
Cash and cash equivalents	$1,298	$970
Receivables (net of allowances of $66 and $59, respectively)	1,560	1,427
Inventories	1,193	1,180
Other current assets	713	807
Total current assets	4,764	4,384
Property, plant and equipment:
Cost	8,309	8,059
Less: Accumulated depreciation	(4,472)	(4,263)
	3,837	3,796
Goodwill	2,181	2,103
Other intangible assets, net	1,346	1,346
Deferred income taxes	261	67
Other assets	234	239
Total assets	$12,623	$11,935
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$3	$4
Current portion of long-term debt	904	298
Accounts payable	1,076	1,110
Accrued income taxes	350	277
Other accruals	2,322	1,845
Total current liabilities	4,655	3,534
Long-term debt	5,616	6,246
Deferred income taxes	270	233
Other liabilities	1,854	1,966
Total liabilities	12,395	11,979
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,654	1,438
Retained earnings	19,310	18,861
Accumulated other comprehensive income (loss)	(3,829)	(3,950)
Unearned compensation	(3)	(12)
Treasury stock, at cost	(18,731)	(18,102)
Total Colgate-Palmolive Company shareholders’ equity	(133)	(299)
Noncontrolling interests	361	255
Total equity	228	(44)
Total liabilities and equity	$12,623	$11,935

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

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income including noncontrolling interests	$1,958	$1,969
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	329	337
Restructuring and termination benefits, net of cash	(1)	68
Venezuela remeasurement charge	—	34
Stock-based compensation expense	102	104
Gain on sale of land in Mexico	(97)	—
Gain on sale of South Pacific laundry detergent business	—	(187)
Deferred income taxes	50	(42)
Voluntary benefit plan contribution	(53)	—
Cash effects of changes in:
Receivables	(126)	(172)
Inventories	4	1
Accounts payable and other accruals	101	(18)
Other non-current assets and liabilities	50	14
Net cash provided by operations	2,317	2,108
Investing Activities
Capital expenditures	(392)	(459)
Purchases of marketable securities and investments	(271)	(499)
Proceeds from sale of marketable securities and investments	158	398
Proceeds from the sale of land in Mexico	60	—
Proceeds from sale of South Pacific laundry detergent business	—	221
Payment for acquisitions, net of cash acquired	—	(13)
Other	—	8
Net cash used in investing activities	(445)	(344)
Financing Activities
Principal payments on debt	(5,446)	(6,691)
Proceeds from issuance of debt	5,447	7,293
Dividends paid	(1,053)	(1,033)
Purchases of treasury shares	(913)	(1,196)
Proceeds from exercise of stock options and excess tax benefits	418	301
Net cash used in financing activities	(1,547)	(1,326)
Effect of exchange rate changes on Cash and cash equivalents	3	(82)
Net increase in Cash and cash equivalents	328	356
Cash and cash equivalents at beginning of the period	970	1,089
Cash and cash equivalents at end of the period	$1,298	$1,445
Supplemental Cash Flow Information
Income taxes paid	$696	$967

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

On August 26, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the Statement of cash flows. The guidance is effective for the Company on January 1, 2018 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. This guidance requires recognition of excess tax benefits and deficiencies (resulting from an increase or decrease in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Currently, excess tax benefits are recognized in equity. In addition, these amounts will be classified as an operating activity in the Statement of cash flows instead of as a financing activity.

For the years 2013 to 2015, the Company recognized excess tax benefits in equity in the range of approximately $50 to $60 per year. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance is effective for the Company beginning on January 1, 2017 and early adoption is permitted.

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

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning January 1, 2018. On March 30, 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. On May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. While the Company is currently assessing the impact of the new standard, it does not expect this new standard will have a material impact on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions and Divestitures

Sale of Land in Mexico

In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax gain) in the third quarter of 2016, net of costs primarily related to site preparation.

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

For the three and nine months ended September 30, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$11	$3	$31	$11
Selling, general and administrative expenses	9	15	49	44
Other (income) expense, net	22	28	76	143
Total 2012 Restructuring Program charges, pretax	$42	$46	$156	$198

Total 2012 Restructuring Program charges, aftertax	$32	$35	$114	$142

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2016	2015	2016	2015
North America	30%	21%	32%	17%	15%
Latin America	3%	7%	5%	3%	4%
Europe (1)	19%	17%	10%	12%	22%
Asia Pacific (1)	4%	—%	6%	4%	3%
Africa/Eurasia	12%	5%	14%	4%	6%
Hill’s Pet Nutrition	5%	(3)%	8%	5%	8%
Corporate	27%	53%	25%	55%	42%

(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of April 1, 2016. See Note 13, Segment Information for additional details.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred pretax cumulative charges of $1,156 ($853 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2016
Employee-Related Costs	$452
Incremental Depreciation	77
Asset Impairments	15
Other	612
Total	$1,156

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2016	$76	$—	$—	$141	$217
Charges	14	3	5	20	42
Cash payments	(17)	—	—	(35)	(52)
Charges against assets	(1)	(3)	(5)	—	(9)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2016	$72	$—	$—	$126	$198

	Nine Months Ended September 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	48	6	8	94	156
Cash payments	(58)	—	—	(99)	(157)
Charges against assets	(3)	(6)	(8)	—	(17)
Foreign exchange	1	—	—	—	1
Balance at September 30, 2016	$72	$—	$—	$126	$198

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $3 for the three and nine months ended September 30, 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $17 and $74, respectively, and contract termination costs and charges resulting directly from exit activities of $3 and $19, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2016 are other exit costs related to the consolidation of facilities of $0 and $1, respectively.

6.	Inventories

Inventories by major class are as follows:

	September 30, 2016	December 31, 2015
Raw materials and supplies	$259	$261
Work-in-process	44	45
Finished goods	890	874
Total Inventories	$1,193	$1,180

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2016 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255
Net income					1,835		123
Other comprehensive income (loss), net of tax						121	(3)
Dividends					(1,386)		(14)
Stock-based compensation expense		102
Shares issued for stock options		119		227
Shares issued for restricted stock units		(57)		57
Treasury stock acquired				(913)
Other		52	9
Balance, September 30, 2016	$1,466	$1,654	$(3)	$(18,731)	$19,310	$(3,829)	$361

Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,001 and $3,087 at September 30, 2016 and December 31, 2015, respectively, and unrecognized retirement plan and other retiree benefits costs of $829 and $868 at September 30, 2016 and December 31, 2015, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Earnings Per Share

	Three Months Ended
	September 30, 2016			September 30, 2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$702	891.9	$0.79	$726	900.1	$0.81
Stock options and restricted stock units		7.3			6.8
Diluted EPS	$702	899.2	$0.78	$726	906.9	$0.80

For the three months ended September 30, 2016 and 2015, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,980,457 and 4,389,790, respectively.

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,835	893.2	$2.05	$1,842	904.1	$2.04
Stock options and restricted stock units		7.0			7.7
Diluted EPS	$1,835	900.2	$2.04	$1,842	911.8	$2.02

For the nine months ended September 30, 2016 and 2015, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 1,212,685 and 3,515,898, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2016 and 2015 were as follows:

	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(10)	$(2)	$(352)	$(341)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	9	7	14	9
Amortization of net actuarial loss, transition and prior service costs (1)	15	9	22	16
Retirement plans and other retiree benefits adjustments	24	16	36	25
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	(7)	(5)
Reclassification of (gains) losses into net earnings on available-for-sale securities	(1)	(1)	7	5
Gains (losses) on available-for-sale securities	(1)	(1)	—	—
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	1	—	16	11
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	1	1	(5)	(4)
Gains (losses) on cash flow hedges	2	1	11	7
Total Other comprehensive income (loss)	$15	$14	$(305)	$(309)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2016 and 2015 were as follows:

	2016		2015
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$76	$86	$(628)	$(626)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	9	7	13	8
Amortization of net actuarial loss, transition and prior service costs (1)	47	32	66	44
Retirement plans and other retiree benefits adjustments	56	39	79	52
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	(27)	(18)
Reclassification of (gains) losses into net earnings on available-for-sale securities	(1)	(1)	14	10
Gains (losses) on available-for-sale securities	(1)	(1)	(13)	(8)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(6)	(4)	17	12
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	1	1	(12)	(8)
Gains (losses) on cash flow hedges	(5)	(3)	5	4
Total Other comprehensive income (loss)	$126	$121	$(557)	$(578)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$4	$4	$4	$5
Interest cost	27	25	7	6	10	11
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(27)	(29)	(6)	(6)	—	(1)
Amortization of transition and prior service costs (credits)	—	—	—	1	—	—
Amortization of actuarial loss (gain)	10	12	2	3	3	6
Net periodic benefit cost	$10	$8	$7	$8	$17	$21

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$12	$14	$10	$13
Interest cost	80	75	19	21	32	34
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(82)	(87)	(17)	(20)	—	(2)
Amortization of transition and prior service costs (credits)	—	—	—	2	—	—
Amortization of actuarial loss (gain)	30	36	6	8	11	20
Net periodic benefit cost	$29	$25	$20	$25	$52	$64

For the nine months ended September 30, 2016, the Company made voluntary contributions of $53 to its U.S. postretirement plans. For the nine months ended September 30, 2015, the Company did not make any voluntary contributions to its U.S. postretirement plans.

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
During the quarter ended June 30, 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13 including interest. During the quarter ended September 30, 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $17, including interest, in the quarter ended September 30, 2016. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $14 at current exchange rates. These deductions are currently being challenged by the tax authorities in the foreign jurisdiction either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $142. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

Competition Matters

European Competition Matters

Certain of the Company’s subsidiaries in Europe have been subject to investigations, and, in some cases, fines, by governmental authorities in a number of European countries related to potential competition law violations. The Company understands that substantially all of these matters also have involved other consumer goods companies and/or retail customers. The status of the various pending matters is discussed below. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. Competition and antitrust law investigations often continue for several years and can result in substantial fines for violations that are found and associated private actions for damages. While the Company cannot predict the final financial impact of these competition law issues, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Talcum Powder Matters

The Company is a defendant in a number of civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. As of September 30, 2016, there were 101 individual cases pending against the Company in state and federal courts throughout the United States, 27 of which were filed against the Company during the quarter ended September 30, 2016. On July 21, 2016, a jury rendered a verdict in the Company’s favor in one of the cases following a trial in California, and the case was subsequently settled for an amount that is not material to the Company’s results of operations. In addition to the pending cases, as of September 30, 2016, 29 cases filed against the Company had been voluntarily dismissed and/or had final judgment entered in favor of the Company, and the Company had settled 20 cases for amounts that are not material to the Company’s results of operations.

A number of the pending cases have gone, or are expected to go, to trial in 2016. While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances of the outcome at trial. Since the amount of any potential losses from these cases currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

N8

The Company is a defendant in a lawsuit pending in Utah federal court brought by N8 Medical, Inc. (“N8 Medical”), Brigham Young University (“BYU”) and N8 Pharmaceuticals, Inc. (“N8 Pharma”). The complaint, originally filed in November 2013, alleges breach of contract and other torts arising out of the Company’s evaluation of a technology owned by BYU and licensed, at various times, to Ceragenix Pharmaceuticals, Inc., now in bankruptcy, N8 Medical and N8 Pharma.

In the third quarter of 2016, the court indicated that the claims brought by N8 Pharma would be dismissed in their entirety and the Company and BYU agreed to resolve BYU’s claims for an amount that is not material to the Company’s results of operations. The Company and its legal counsel believe the remaining claims of N8 Medical, which have been significantly reduced, are without merit and are vigorously challenging them and defending this case on its merits. If the case reaches a trial, the trial is expected to occur in 2017.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales
Oral, Personal and Home Care
North America	$800	$791	$2,393	$2,360
Latin America	924	1,064	2,710	3,277
Europe	609	617	1,803	1,829
Asia Pacific	723	735	2,163	2,279
Africa/Eurasia	250	246	720	754
Total Oral, Personal and Home Care	3,306	3,453	9,789	10,499
Pet Nutrition	561	546	1,685	1,636
Total Net sales	$3,867	$3,999	$11,474	$12,135

Operating profit
Oral, Personal and Home Care
North America	$273	$258	$762	$699
Latin America	298	300	829	929
Europe	158	172	437	466
Asia Pacific	230	229	668	676
Africa/Eurasia	50	44	138	128
Total Oral, Personal and Home Care	1,009	1,003	2,834	2,898
Pet Nutrition	162	157	479	450
Corporate	(100)	(24)	(431)	(420)
Total Operating profit	$1,071	$1,136	$2,882	$2,928

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended September 30, 2016, Corporate Operating profit (loss) included charges of $42 resulting from the 2012 Restructuring Program, a charge of $6 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico. For the nine months ended September 30, 2016, Corporate Operating profit (loss) included charges of $156 resulting from the 2012 Restructuring Program, a charge of $6 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico.

For the three months ended September 30, 2015, Corporate Operating profit (loss) included charges of $46 resulting from the 2012 Restructuring Program, a charge of $18 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. For the nine months ended September 30, 2015, Corporate Operating profit (loss) included charges of $198 resulting from the 2012 Restructuring Program, a charge of $34 related to the remeasurement of the Company’s Venezuelan subsidiary’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at September 30, 2016 and December 31, 2015:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/16	12/31/15		9/30/16	12/31/15
Interest rate swap contracts	Other current assets	$2	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	7	7	Other liabilities	—	—
Foreign currency contracts	Other current assets	92	131	Other accruals	24	5
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$101	$138		$25	$5

Derivatives not designated
Foreign currency contracts	Other assets	$—	$13	Other liabilities	$—	$—
Total not designated		$—	$13		$—	$—

Total derivative instruments		$101	$151		$25	$5

Other financial instruments
Marketable securities	Other current assets	$188	$61
Total other financial instruments		$188	$61

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2016 and December 31, 2015. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2016 and December 31, 2015, was $6,941 and $6,767, respectively, and the related carrying value was $6,520 and $6,544, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and nine months ended September 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$239	$1,250	$1,489	$899	$1,438	$2,337
Three months ended September 30,
Gain (loss) on derivatives	1	(6)	(5)	(1)	7	6
Gain (loss) on hedged items	(1)	6	5	1	(7)	(6)
Nine months ended September 30,
Gain (loss) on derivatives	(4)	3	(1)	(4)	9	5
Gain (loss) on hedged items	4	(3)	1	4	(9)	(5)

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended September 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$690	$8	$698	$735	$10	$745
Three months ended September 30,
Gain (loss) recognized in OCI	3	(2)	1	17	(1)	16
Gain (loss) reclassified into Cost of sales	(1)	—	(1)	5	—	5
Nine months ended September 30,
Gain (loss) recognized in OCI	(6)	—	(6)	18	(1)	17
Gain (loss) reclassified into Cost of sales	(1)	—	(1)	13	(1)	12

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

Activity related to net investment hedges recorded during the three and nine months ended September 30, 2016 and 2015 was as follows:

	2016			2015
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$917	$1,190	$2,107	$729	$800	$1,529
Three months ended September 30,
Gain (loss) on instruments	(4)	(13)	(17)	31	(2)	29
Gain (loss) on hedged items	4	13	17	(32)	2	(30)
Nine months ended September 30,
Gain (loss) on instruments	(20)	(36)	(56)	64	23	87
Gain (loss) on hedged items	20	36	56	(65)	(23)	(88)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and nine months ended September 30, 2016 and 2015 was as follows:

	2016	2015
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at September 30,	$6	$102
Three months ended September 30,
Gain (loss) on instruments	—	9
Gain (loss) on hedged items	—	(3)
Nine months ended September 30,
Gain (loss) on instruments	5	9
Gain (loss) on hedged items	(5)	(2)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $188 with original maturities greater than 90 days (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $57. The long-term portion of these bonds in the amount of $4 is included in Other assets.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds issued by the Argentinian government. These bonds are considered held-to-maturity and are carried at amortized cost. As of September 30, 2016, the amortized cost of these bonds was $61 and their approximate fair value was $93 (Level 2 valuation).

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

Effective April 1, 2016, the Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians.

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

In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax gain) in the third quarter of 2016, net of costs primarily related to site preparation.

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

In the three and nine months ended September 30, 2016, the Company incurred aftertax costs of $32 and $114, respectively, associated with the 2012 Restructuring Program.

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

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brands, its broad international presence in both developed and emerging markets and initiatives, such as the 2012 Restructuring Program, should position the Company well to increase shareholder value over the long term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,867 in the third quarter of 2016, down 3.5% from the third quarter of 2015, as net selling price increases of 3.0% were more than offset by volume declines of 4.0% and negative foreign exchange of 2.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased by 1.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure as discussed below, increased 4.5% in the third quarter of 2016.

Net sales in the Oral, Personal and Home Care product segment were $3,306 in the third quarter of 2016, down 4.5% from the third quarter of 2015, as net selling price increases of 2.5% were more than offset by volume declines of 4.0% and negative foreign exchange of 3.0%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased by 2.0%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the third quarter of 2016.

The Company’s share of the global toothpaste market was 44.0% on a year-to-date basis, down 0.2 share points from the year ago period, and its share of the global manual toothbrush market was 33.2% on a year-to-date basis, down 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America and Africa/Eurasia and down in Europe and Asia Pacific versus the comparable 2015 period. In the manual toothbrush category, year-to-date market shares were up in North America and Europe and down in Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2015 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $561 in the third quarter of 2016, an increase of 2.5% from the third quarter of 2015, as net selling price increases of 3.5% and the impact of positive foreign exchange of 1.0% were partially offset by volume declines of 2.0%. Organic sales in the Hill’s Pet Nutrition segment increased 1.5% in the third quarter of 2016.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 1% to $2,324 in the third quarter of 2016 from $2,347 in the third quarter of 2015. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit decreased to $2,335 in the third quarter of 2016 from $2,350 in the third quarter of 2015, reflecting a decrease of $77 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $62 resulting from higher Gross profit margin in the third quarter of 2016.

Worldwide Gross profit margin increased to 60.1% in the third quarter of 2016 from 58.7% in the third quarter of 2015.  Excluding charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 160 basis points (bps) to 60.4% in the third quarter of 2016 from 58.8% in the third quarter of 2015. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives (210 bps) and the 2012 Restructuring Program (10 bps), and higher pricing (110 bps), partially offset by higher raw and packaging material costs (180 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	Three Months Ended September 30,
	2016	2015
Gross profit, GAAP	$2,324	$2,347
2012 Restructuring Program	11	3
Gross profit, non-GAAP	$2,335	$2,350

	Three Months Ended September 30,
	2016	2015	Basis Point Change
Gross profit margin, GAAP	60.1%	58.7%	140
2012 Restructuring Program	0.3	0.1
Gross profit margin, non-GAAP	60.4%	58.8%	160

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2% to $1,322 in the third quarter of 2016 from $1,347 in the third quarter of 2015. The lower Selling, general and administrative expenses reflect the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,313 in the third quarter of 2016 from $1,332 in the third quarter of 2015, reflecting lower overhead expenses of $30, partially offset by increased advertising investment of $11.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.2% in the third quarter of 2016 from 33.7% in the third quarter of 2015. Excluding charges resulting from the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.0% in the third quarter of 2016, an increase of 70 bps as compared to the third quarter of 2015. This increase was primarily due to increased advertising investment (60 bps) as a percentage of Net sales. In the third quarter of 2016, advertising investment increased 3% to $339, as compared with $328 in the third quarter of 2015, and increased as a percentage of Net sales to 8.8% in the third quarter of 2016 from 8.2% in the third quarter of 2015.

	Three Months Ended September 30,
	2016	2015
Selling, general and administrative expenses, GAAP	$1,322	$1,347
2012 Restructuring Program	(9)	(15)
Selling, general and administrative expenses, non-GAAP	$1,313	$1,332

	Three Months Ended September 30,
	2016	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.2%	33.7%	50
2012 Restructuring Program	(0.2)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.0%	33.3%	70

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $(69) in the third quarter of 2016, as compared to $(136) in the third quarter of 2015. Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Other (income) expense, net in the third quarter of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Other (income) expense, net in the third quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain on the sale of the Company’s laundry detergent business in the South Pacific. Excluding these items in both periods as applicable, Other (income) expense, net was $0 in the third quarter of 2016, as compared to $5 in the third quarter of 2015.

	Three Months Ended September 30,
	2016	2015
Other (income) expense, net, GAAP	$(69)	$(136)
2012 Restructuring Program	(22)	(28)
Gain on sale of land in Mexico	97	—
Charge for a previously disclosed litigation matter	(6)	—
Venezuela remeasurement charge	—	(18)
Gain on sale of South Pacific laundry detergent business	—	187
Other (income) expense, net, non-GAAP	$—	$5

Operating Profit

Operating profit decreased 6% to $1,071 in the third quarter of 2016 from $1,136 in the third quarter of 2015. The change in Operating profit reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Operating profit in the third quarter of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Operating profit in the third quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain on the sale of the Company’s laundry detergent business in the South Pacific. Excluding these items in both periods as applicable, Operating profit increased to $1,022 in the third quarter of 2016 from $1,013 in the third quarter of 2015, primarily due to a decrease in Selling, general and administrative expenses, partially offset by lower Gross profit.

Operating profit margin was 27.7% in the third quarter of 2016, a decrease of 70 bps compared to 28.4% in the third quarter of 2015. Excluding the items described above in both periods as applicable, Operating profit margin increased 110 bps to 26.4% in the third quarter of 2016 as compared to 25.3% in the third quarter of 2015. This increase in Operating profit margin was primarily due to an increase in Gross profit margin (160 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (70 bps).

	Three Months Ended September 30,
	2016	2015	% Change
Operating profit, GAAP	$1,071	$1,136	(6)%
2012 Restructuring Program	42	46
Gain on sale of land in Mexico	(97)	—
Charge for a previously disclosed litigation matter	6	—
Venezuela remeasurement charge	—	18
Gain on sale of South Pacific laundry detergent business	—	(187)
Operating profit, non-GAAP	$1,022	$1,013	1%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30,
	2016	2015	Basis Point Change
Operating profit margin, GAAP	27.7%	28.4%	(70)
2012 Restructuring Program	1.1	1.1
Gain on sale of land in Mexico	(2.5)	—
Charge for a previously disclosed litigation matter	0.1	—
Venezuela remeasurement charge	—	0.5
Gain on sale of South Pacific laundry detergent business	—	(4.7)
Operating profit margin, non-GAAP	26.4%	25.3%	110

Interest (Income) Expense, Net

Interest (income) expense, net was $25 in the third quarter of 2016 as compared to $5 in the third quarter of 2015, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2016 decreased to $702 from $726 in the third quarter of 2015, and Earnings per common share on a diluted basis decreased to $0.78 per share in the third quarter of 2016 from $0.80 per share in the third quarter of 2015. The change in Net income attributable to Colgate-Palmolive Company reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the third quarter of 2016 also included a gain on the sale of land in Mexico, benefits from previously disclosed tax matters (see “Income taxes” below for further information) and a charge for a previously disclosed litigation matter. Net income attributable to Colgate-Palmolive Company in the third quarter of 2015 also included a charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain on the sale of the Company’s laundry detergent business in the South Pacific.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2016 was $653, even with the third quarter of 2015, and Earnings per common share on a diluted basis increased 1% to $0.73 in the third quarter of 2016 from $0.72 in the third quarter of 2015.

	Three Months Ended September 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,046	$300	$746	$702	$0.78
2012 Restructuring Program	42	10	32	32	0.04
Gain on sale of land in Mexico	(97)	(34)	(63)	(63)	(0.07)
Benefits from previously disclosed tax matters	—	22	(22)	(22)	(0.02)
Charge for a previously disclosed litigation matter	6	2	4	4	—
Non-GAAP	$997	$300	$697	$653	$0.73

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Three Months Ended September 30, 2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,131	$361	$770	$726	$0.80
2012 Restructuring Program	46	11	35	35	0.04
Venezuela remeasurement charge	18	6	12	12	0.01
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(120)	(120)	(0.13)
Non-GAAP	$1,008	$311	$697	$653	$0.72

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$800	$791	1.0%
Operating profit	$273	$258	6%
% of Net sales	34.1%	32.6%	150	bps

Net sales in North America increased 1.0% in the third quarter of 2016 to $800, driven by volume growth of 1.5% which was partially offset by net selling price decreases of 0.5%, while foreign exchange was flat. Organic sales in North America increased 1.0% in the third quarter of 2016.

The increase in organic sales in North America in the third quarter of 2016 versus the third quarter of 2015 was primarily due to an increase in Personal Care organic sales, partially offset by a decline in organic sales in the Home Care category. The increase in Personal Care organic sales was due to strong organic sales in the shower gel and liquid hand soap categories. The decrease in Home Care organic sales was due to a decline in organic sales in the hand dish category.

Operating profit in North America increased 6% in the third quarter of 2016 to $273, or 150 bps to 34.1% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (90 bps) and a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (220 bps), partially offset by higher raw and packaging material costs (140 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps), which were partially offset by an increase in advertising investment (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$924	$1,064	(13.0)%
Operating profit	$298	$300	(1)%
% of Net sales	32.3%	28.2%	410	bps

Net sales in Latin America decreased 13.0% to $924 in the third quarter of 2016. Net selling price increases of 9.0% were more than offset by volume declines of 16.0% and negative foreign exchange of 6.0%. Excluding the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5% led by volume gains in Mexico. Organic sales in Latin America increased 10.5% in the third quarter of 2016.

The increase in organic sales in Latin America in the third quarter of 2016 versus the third quarter of 2015 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales growth in the toothpaste category. Personal Care organic sales growth was driven by gains in the bar soap and underarm protection categories. The increase in Home Care organic sales was due to strong growth in the fabric softener and liquid cleaners categories.

Operating profit in Latin America decreased 1% in the third quarter of 2016 to $298, while as a percentage of Net sales, it increased 410 bps to 32.3%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (340 bps) and a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was due to higher pricing as cost savings from the Company’s funding-the-growth initiatives (140 bps) were offset by higher costs (140 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps), which were partially offset by an increase in advertising investment (40 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Europe

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$609	$617	(1.5)%
Operating profit	$158	$172	(8)%
% of Net sales	25.9%	27.9%	(200)	bps

Net sales in Europe decreased 1.5% in the third quarter of 2016 to $609. Volume growth of 4.0% was more than offset by net selling price decreases of 2.5% and negative foreign exchange of 3.0%. Organic sales in Europe increased 1.5% in the third quarter of 2016. Volume gains were led by Germany and the United Kingdom.

The increase in organic sales in Europe in the third quarter of 2016 versus the third quarter of 2015 was primarily due to an increase in Oral Care organic sales, partially offset by a decline in organic sales in the Personal Care category. The increase in Oral Care organic sales was due to strong organic sales in the toothpaste and manual toothbrush categories. The decrease in Personal Care organic sales was due to a decline in organic sales in the liquid hand soap and shampoo categories.

Operating profit in Europe decreased 8% in the third quarter of 2016 to $158, or 200 bps to 25.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities, partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps). The increase in Selling, general and administrative expenses was due to higher advertising investment (150 bps).

Asia Pacific

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$723	$735	(1.5)%
Operating profit	$230	$229	—%
% of Net sales	31.8%	31.2%	60	bps

Net sales in Asia Pacific decreased 1.5% in the third quarter of 2016 to $723. Net selling price increases of 0.5% were more than offset by negative foreign exchange of 2.0%, while volume was flat. Excluding the impact of the divestment of the Company’s laundry detergent business in the South Pacific, volume increased 2.5% in the third quarter of 2016, led by volume gains in the Philippines and India. Organic sales in Asia Pacific grew 3.0% in the third quarter of 2016.

The increase in organic sales in Asia Pacific in the third quarter of 2016 versus the third quarter of 2015 was driven by Oral Care with strong organic sales in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the shampoo and bar soap categories.

Operating profit in Asia Pacific increased to $230 in the third quarter of 2016, or 60 bps to 31.8% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (30 bps) and a decrease in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (310 bps) and the 2012 Restructuring Program (10 bps), mix and higher pricing, partially offset by higher raw and packaging material costs (370 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (20 bps), which were partially offset by an increase in advertising investment (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Africa/Eurasia

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$250	$246	1.5%
Operating profit	$50	$44	14%
% of Net sales	20.0%	17.9%	210	bps

Net sales in Africa/Eurasia increased 1.5% in the third quarter of 2016 to $250. Net selling price increases of 10.5% were partially offset by volume declines of 2.0% and negative foreign exchange of 7.0%. Organic sales in Africa/Eurasia grew 8.5% in the third quarter of 2016. Volume declines in South Africa were partially offset by volume gains in the North Africa/Middle East region.

The increase in organic sales in Africa/Eurasia in the third quarter of 2016 versus the third quarter of 2015 was driven by Oral Care with strong organic sales growth in the toothpaste and manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the bar soap and shower gel categories.

Operating profit in Africa/Eurasia increased 14% in the third quarter of 2016 to $50, or 210 bps to 20.0% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (350 bps), partially offset by an increase in Selling, general and administrative expenses (160 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing, partially offset by higher costs (290 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (110 bps) and increased advertising investment (50 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2016	2015	Change
Net sales	$561	$546	2.5%
Operating profit	$162	$157	3%
% of Net sales	28.9%	28.8%	10	bps

Net sales for Hill’s Pet Nutrition increased 2.5% in the third quarter of 2016 to $561, as net selling price increases of 3.5% and the impact of positive foreign exchange of 1.0%, were partially offset by volume declines of 2.0%. Organic sales in Hill’s Pet Nutrition increased 1.5% in the third quarter of 2016. Volume declines in the United States, Western Europe and Japan were partially offset by volume gains in the rest of Asia and Latin America.

The increase in organic sales in the third quarter of 2016 versus the third quarter of 2015 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Naturals and Advanced Nutrition categories.

Operating profit in Hill’s Pet Nutrition increased 3% in the third quarter of 2016 to $162, or 10 bps to 28.9% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (40 bps) and a decrease in Other (income) expense, net (70 bps), partially offset by an increase in Selling, general and administrative expenses (100 bps), all as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing, partially offset by higher costs (320 bps), primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (70 bps) and higher overhead expenses (30 bps). This decrease in Other (income) expense, net was in part due to a foreign sales tax benefit.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2016	2015	Change
Operating profit (loss)	$(100)	$(24)	317%

Operating profit (loss) related to Corporate was $(100) in the third quarter of 2016 as compared to $(24) in the third quarter of 2015. In the third quarter of 2016, Corporate Operating profit (loss) included charges of $42 resulting from the 2012 Restructuring Program, a charge of $6 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico. In the third quarter of 2015, Corporate Operating profit (loss) included charges of $46 resulting from the 2012 Restructuring Program, a charge of $18 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific.

Nine Months

Worldwide Net sales were $11,474 in the first nine months of 2016, down 5.5% from the first nine months of 2015, as net selling price increases of 2.5% were more than offset by volume declines of 3.0% and negative foreign exchange of 5.0%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 2.0%. Organic sales increased 4.5% in the first nine months of 2016.

Net sales in the Oral, Personal and Home Care product segment were $9,789 in the first nine months of 2016, a decrease of 7.0% from the first nine months of 2015, as net selling price increases of 2.5% were more than offset by volume declines of 3.5% and negative foreign exchange of 6.0%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 2.0%. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first nine months of 2016.

The increase in organic sales in the first nine months of 2016 versus the first nine months of 2015 was driven by an increase in Oral Care organic sales with strong growth in the toothpaste and manual toothbrush categories. Personal Care and Home Care also contributed to organic sales growth. The increase in Personal Care organic sales was due to strong growth in the shower gel, shampoo and bar soap categories. Home Care organic sales growth was driven by gains in the fabric softener and liquid cleaners categories, partially offset by a decline in the hand dish category.

Net sales in the Hill’s Pet Nutrition segment were $1,685 in the first nine months of 2016, an increase of 3.0% from the first nine months of 2015, driven by net selling price increases of 2.5% and volume growth of 1.0%, partially offset by negative foreign exchange of 0.5%. Organic sales for the Hill’s Pet Nutrition segment increased 3.5% in the first nine months of 2016.

The increase in organic sales in the first nine months of 2016 versus the first nine months of 2015 was driven by organic sales growth in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2016	2015
Net sales
Oral, Personal and Home Care
North America	$2,393	$2,360
Latin America	2,710	3,277
Europe	1,803	1,829
Asia Pacific	2,163	2,279
Africa/Eurasia	720	754
Total Oral, Personal and Home Care	9,789	10,499
Pet Nutrition	1,685	1,636
Total Net sales	$11,474	$12,135

Operating profit
Oral, Personal and Home Care
North America	$762	$699
Latin America	829	929
Europe	437	466
Asia Pacific	668	676
Africa/Eurasia	138	128
Total Oral, Personal and Home Care	2,834	2,898
Pet Nutrition	479	450
Corporate	(431)	(420)
Total Operating profit	$2,882	$2,928

Within the Oral, Personal and Home Care product segment, North America Net sales increased 1.5%, driven by volume growth of 3.0%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 2.0%. Latin America Net sales decreased 17.5% as net selling price increases of 8.5% were more than offset by volume declines of 13.5% and negative foreign exchange of 12.5%. Excluding the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5% in Latin America. Organic sales in Latin America increased 10.0%. Europe Net sales decreased 1.5% as volume growth of 4.0% was more than offset by net selling price decreases of 3.0% and negative foreign exchange of 2.5%. Organic sales in Europe increased 1.0%. Asia Pacific Net sales decreased 5.0% as net selling price increases of 0.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 4.5%. Excluding the impact of the divested laundry detergent business in the South Pacific, volume increased 2.5% in Asia Pacific. Organic sales in Asia Pacific increased 3.0%. Africa/Eurasia Net sales decreased 4.5%, as net selling price increases of 9.0% were more than offset by volume declines of 1.0% and negative foreign exchange of 12.5%. Organic sales in Africa/Eurasia increased 8.0%.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

In the first nine months of 2016, Operating profit (loss) related to Corporate was $(431) as compared to $(420) in the first nine months of 2015. In the first nine months of 2016, Corporate Operating profit (loss) included charges of $156 resulting from the 2012 Restructuring Program and a charge of $6 for a previously disclosed litigation matter, partially offset by a gain of $97 on the sale of land in Mexico. In the first nine months of 2015, Corporate Operating profit (loss) included charges of $198 resulting from the 2012 Restructuring Program and $34 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation, partially offset by a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific.

Gross Profit/Margin

Worldwide Gross profit decreased 3% to $6,876 in the first nine months of 2016 from $7,106 in the first nine months of 2015. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit decreased to $6,907 in the first nine months of 2016 from $7,117 in the first nine months of 2015, reflecting a decrease of $386 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $176 resulting from higher Gross profit margin in the first nine months of 2016.

Worldwide Gross profit margin was 59.9% in the first nine months of 2016 as compared to 58.6% in the first nine months of 2015. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 160 bps to 60.2% in the first nine months of 2016, from 58.6% in the first nine months of 2015, driven by cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing (100 bps), which were partially offset by higher raw and packaging material costs (150 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	Nine Months Ended September 30,
	2016	2015
Gross profit, GAAP	$6,876	$7,106
2012 Restructuring Program	31	11
Gross profit, non-GAAP	$6,907	$7,117

	Nine Months Ended September 30,
	2016	2015	Basis Point Change
Gross profit margin, GAAP	59.9%	58.6%	130
2012 Restructuring Program	0.3	—
Gross profit margin, non-GAAP	60.2%	58.6%	160

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $3,996 in the first nine months of 2016 from $4,178 in the first nine months of 2015. The lower Selling, general and administrative expenses reflect the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $3,947 in the first nine months of 2016 from $4,134 in the first nine months of 2015, reflecting lower overhead expenses of $150 and decreased advertising investment of $37.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Selling, general and administrative expenses as a percentage of Net sales increased to 34.8% in the first nine months of 2016 from 34.4% in the first nine months of 2015. Excluding charges resulting from the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 34.4% in the first nine months of 2016, an increase of 30 bps as compared to the first nine months of 2015. This increase was a result of increased advertising investment (30 bps) as a percentage of Net sales. In the first nine months of 2016, advertising investment decreased 3% to $1,131, as compared with $1,168 in the first nine months of 2015, while as a percentage of Net sales it increased to 9.9% in the first nine months of 2016 from 9.6% in the first nine months of 2015.

	Nine Months Ended September 30,
	2016	2015
Selling, general and administrative expenses, GAAP	$3,996	$4,178
2012 Restructuring Program	(49)	(44)
Selling, general and administrative expenses, non-GAAP	$3,947	$4,134

	Nine Months Ended September 30,
	2016	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.8%	34.4%	40
2012 Restructuring Program	(0.4)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	34.4%	34.1%	30

Other (Income) Expense, Net

Other (income) expense, net was $(2) in the first nine months of 2016, as compared to $0 in the first nine months of 2015.
Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Other (income) expense, net in the first nine months of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Other (income) expense, net in the first nine months of 2015 also included charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. Excluding these items in both periods as applicable, Other (income) expense, net was $13 in the first nine months of 2016, as compared to $10 in the first nine months of 2015.

	Nine Months Ended September 30,
	2016	2015
Other (income) expense, net, GAAP	$(2)	$—
2012 Restructuring Program	(76)	(143)
Gain on sale of land in Mexico	97	—
Charge for a previously disclosed litigation matter	(6)	—
Venezuela remeasurement charges	—	(34)
Gain on sale of South Pacific laundry detergent business	—	187
Other (income) expense, net, non-GAAP	$13	$10

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Operating Profit

Operating profit decreased 2% to $2,882 in the first nine months of 2016 from $2,928 in the first nine months of 2015. The change in Operating profit reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Operating profit in the first nine months of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Operating profit in the first nine months of 2015 also included charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. Excluding these items in both periods as applicable, Operating profit for the first nine months of 2016 decreased 1% to $2,947 from $2,973 in the first nine months of 2015, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 25.1% in the first nine months of 2016, an increase of 100 bps compared to 24.1% in the first nine months of 2015. Excluding the items described above in both periods as applicable, Operating profit margin was 25.7%, an increase of 120 bps from 24.5% in the first nine months of 2015. This increase was primarily due to an increase in Gross profit margin (160 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (30 bps).

	Nine Months Ended September 30,
	2016	2015	% Change
Operating profit, GAAP	$2,882	$2,928	(2)%
2012 Restructuring Program	156	198
Gain on sale of land in Mexico	(97)	—
Charge for a previously disclosed litigation matter	6	—
Venezuela remeasurement charges	—	34
Gain on sale of South Pacific laundry detergent business	—	(187)
Operating profit, non-GAAP	$2,947	$2,973	(1)%

	Nine Months Ended September 30,
	2016	2015	Basis Point Change
Operating profit margin, GAAP	25.1%	24.1%	100
2012 Restructuring Program	1.4	1.6
Gain on sale of land in Mexico	(0.8)	—
Charge for a previously disclosed litigation matter	—	—
Venezuela remeasurement charges	—	0.3
Gain on sale of South Pacific laundry detergent business	—	(1.5)
Operating profit margin, non-GAAP	25.7%	24.5%	120

Interest (Income) Expense, Net

Interest (income) expense, net was $78 in the first nine months of 2016 as compared to $19 in the first nine months of 2015, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Income Taxes

The effective tax rate was 28.7% for the third quarter of 2016 as compared to 31.9% for the third quarter of 2015. The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.0%, compared to 31.3% in the third quarter of 2015. As reflected in the tables below, the non-GAAP income tax rate was 30.1% for the quarter ended September 30, 2016, as compared to 30.9% in the comparable period of 2015.

	Three Months Ended September 30,
	2016			2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$1,046	$300	28.7%	$1,131	$361	31.9%
2012 Restructuring Program	42	10	(0.2)%	46	11	(0.3)%
Gain on sale of land in Mexico	(97)	(34)	(0.6)%	—	—	—%
Benefits from previously disclosed tax matters	—	22	2.2%	—	—	—%
Charge for a previously disclosed litigation matter	6	2	—%	—	—	—%
Venezuela remeasurement charge	—	—	—%	18	6	0.1%
Gain on sale of South Pacific laundry detergent business	—	—	—%	(187)	(67)	(0.8)%
Non-GAAP	$997	$300	30.1%	$1,008	$311	30.9%

	Nine Months Ended September 30,
	2016			2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$2,804	$846	30.2%	$2,909	$940	32.3%
2012 Restructuring Program	156	41	(0.2)%	198	54	(0.3)%
Gain on sale of land in Mexico	(97)	(34)	(0.2)%	—	—	—%
Benefits (charge) from previously disclosed tax matters	—	35	1.2%	—	(15)	(0.5)%
Charge for a previously disclosed litigation matter	6	2	—%	—	—	—%
Venezuela remeasurement charges	—	—	—%	34	12	—%
Gain on sale of South Pacific laundry detergent business	—	—	—%	(187)	(67)	(0.2)%
Non-GAAP	$2,869	$890	31.0%	$2,954	$924	31.3%

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
During the quarter ended June 30, 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13 including interest. During the quarter ended September 30, 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $17, including interest, in the quarter ended September 30, 2016. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $14 at current exchange rates. These deductions are currently being challenged by the tax authorities in the foreign jurisdiction either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.
Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2016 decreased to $1,835 from $1,842 in the comparable 2015 period. The change in Net income attributable to Colgate-Palmolive Company reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. Earnings per common share on a diluted basis increased to $2.04 per share from $2.02 per share in the comparable 2015 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the first nine months of 2016 also included a gain on the sale of land in Mexico, benefits from previously disclosed tax matters and a charge for a previously disclosed litigation matter. Net income attributable to Colgate-Palmolive Company in the first nine months of 2015 also included charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, a charge related to a foreign tax matter and a gain on the sale of the Company’s laundry detergent business in the South Pacific.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company decreased 2% to $1,855 in the first nine months of 2016 from $1,901 in the first nine months of 2015 and Earnings per common share on a diluted basis decreased 1% to $2.06 in the first nine months of 2016 from $2.08 in the first nine months of 2015.

	Nine Months Ended September 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,804	$846	$1,958	$123	$1,835	$2.04
2012 Restructuring Program	156	41	115	1	114	0.13
Gain on sale of land in Mexico	(97)	(34)	(63)	—	(63)	(0.07)
Benefits from previously disclosed tax matters	—	35	(35)	—	(35)	(0.04)
Charge for a previously disclosed litigation matter	6	2	4	—	4	—
Non-GAAP	$2,869	$890	$1,979	$124	$1,855	$2.06

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

	Nine Months Ended September 30, 2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,909	$940	$1,969	$127	$1,842	$2.02
2012 Restructuring Program	198	54	144	2	142	0.15
Venezuela remeasurement charges	34	12	22	—	22	0.02
Charge for a foreign tax matter	—	(15)	15	—	15	0.02
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(120)	—	(120)	(0.13)
Non-GAAP	$2,954	$924	$2,030	$129	$1,901	$2.08

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

For the three and nine months ended September 30, 2016 and 2015, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$11	$3	$31	$11
Selling, general and administrative expenses	9	15	49	44
Other (income) expense, net	22	28	76	143
Total 2012 Restructuring Program charges, pretax	$42	$46	$156	$198

Total 2012 Restructuring Program charges, aftertax	$32	$35	$114	$142

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2016	2015	2016	2015
North America	30%	21%	32%	17%	15%
Latin America	3%	7%	5%	3%	4%
Europe (1)	19%	17%	10%	12%	22%
Asia Pacific (1)	4%	—%	6%	4%	3%
Africa/Eurasia	12%	5%	14%	4%	6%
Hill’s Pet Nutrition	5%	(3)%	8%	5%	8%
Corporate	27%	53%	25%	55%	42%

(1) The Company has recast its historical geographic segment information to conform to the new reporting structure. See “Executive Overview and Outlook” above for additional details.

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,156 ($853 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2016
Employee-Related Costs	$452
Incremental Depreciation	77
Asset Impairments	15
Other	612
Total	$1,156

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2016	$76	$—	$—	$141	$217
Charges	14	3	5	20	42
Cash payments	(17)	—	—	(35)	(52)
Charges against assets	(1)	(3)	(5)	—	(9)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2016	$72	$—	$—	$126	$198

	Nine Months Ended September 30, 2016
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	48	6	8	94	156
Cash payments	(58)	—	—	(99)	(157)
Charges against assets	(3)	(6)	(8)	—	(17)
Foreign exchange	1	—	—	—	1
Balance at September 30, 2016	$72	$—	$—	$126	$198

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $3 for the three and nine months ended September 30, 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and nine months ended September 30, 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $17 and $74, respectively, and contract termination costs and charges resulting directly from exit activities of $3 and $19, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the three and nine months ended September 30, 2016 are other exit costs related to the consolidation of facilities of $0 and $1, respectively.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2016 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and, as applicable, excluding charges resulting from the 2012 Restructuring Program, a gain on sale of land in Mexico, benefits from previously disclosed tax matters, a charge for a previously disclosed litigation matter, charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, a charge related to a foreign tax matter and a gain on sale of the Company’s laundry detergent business in the South Pacific (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2016 and 2015 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2016:

Three Months Ended September 30, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.0%	—%	—%	1.0%
Latin America	(13.0)%	(6.0)%	(17.5)%	10.5%
Europe	(1.5)%	(3.0)%	—%	1.5%
Asia Pacific	(1.5)%	(2.0)%	(2.5)%	3.0%
Africa/Eurasia	1.5%	(7.0)%	—%	8.5%
Total Oral, Personal and Home Care	(4.5)%	(3.0)%	(6.0)%	4.5%
Pet Nutrition	2.5%	1.0%	—%	1.5%
Total Company	(3.5)%	(2.5)%	(5.5)%	4.5%

Nine Months Ended September 30, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.5%	(0.5)%	—%	2.0%
Latin America	(17.5)%	(12.5)%	(15.0)%	10.0%
Europe	(1.5)%	(2.5)%	—%	1.0%
Asia Pacific	(5.0)%	(4.5)%	(3.5)%	3.0%
Africa/Eurasia	(4.5)%	(12.5)%	—%	8.0%
Total Oral, Personal and Home Care	(7.0)%	(6.0)%	(5.5)%	4.5%
Pet Nutrition	3.0%	(0.5)%	—%	3.5%
Total Company	(5.5)%	(5.0)%	(5.0)%	4.5%

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

Net cash provided by operations increased 10% to $2,317 in the first nine months of 2016, compared with $2,108 in the comparable period of 2015, due to strong operating earnings and the timing of income tax payments, partially offset by the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and voluntary contributions to employee postretirement plans.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital decreased to (3.4%) as a percentage of Net sales in the first nine months of 2016 as compared to (1.3%) in the first nine months of 2015, reflecting the Company’s tight focus on working capital and the impact of reclassifying current deferred tax assets to noncurrent deferred tax assets upon the adoption of a new accounting standard.

Approximately 75% of total program charges resulting from the 2012 Restructuring Program, estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax) are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. Anticipated pretax charges for 2016 are expected to approximate $270 to $310 ($200 to $230 aftertax) and savings in 2016 are expected to approximate $60 to $70 pretax ($55 to $65 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at September 30, 2016 is expected to be paid in the next twelve months.

Investing activities used $445 of cash in the first nine months of 2016, compared with $344 in the comparable period of 2015. Purchases of marketable securities and investments decreased in the first nine months of 2016 to $271 from $499 in the comparable period of 2015. Proceeds from the sale of marketable securities and investments decreased in the first nine months of 2016 to $158 from $398 in the comparable period of 2015. The decrease in purchases of marketable securities and investments and proceeds from the sale of marketable securities and investments was primarily due to lower investments in bank deposits with original maturities greater than 90 days and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax gain) in the third quarter of 2016, net of costs primarily related to site preparation.

Capital spending decreased in the first nine months of 2016 to $392 from $459 in the comparable period of 2015. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2016 are expected to remain at an annual rate of approximately 4.5% of Net sales, which is higher than the Company’s historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Share and Per Share Amounts)

Financing activities used $1,547 of cash during the first nine months of 2016, compared with $1,326 in the comparable period of 2015, reflecting lower net proceeds from the issuances of debt, partially offset by lower purchases of treasury shares in the first nine months of 2016 compared to the first nine months of 2015.

Long-term debt, including the current portion, decreased to $6,520 as of September 30, 2016 as compared to $6,544 as of December 31, 2015 and total debt decreased to $6,523 as of September 30, 2016 as compared to $6,548 as of December 31, 2015. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

As of September 30, 2016 and 2015, the Company had no commercial paper outstanding. The average daily balances outstanding for commercial paper in the first nine months of 2016 and 2015 were $1,194 and $1,992, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit.

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

Cash and cash equivalents increased $328 during the first nine months of 2016 to $1,298 at September 30, 2016, compared to $970 at December 31, 2015, most of which ($1,265 and $932, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2015, the Company had approximately $4,600 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes had been provided as the Company considered such earnings to be indefinitely reinvested outside of the U.S. and, therefore, not subject to such taxes.

In order to fully recognize a $210 U.S. income tax benefit in 2016 principally related to changes in Venezuela’s foreign exchange regime, during the quarter ended March 31, 2016, the Company decided to repatriate in 2016 $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016. The Company does not anticipate a need to repatriate additional undistributed earnings of foreign subsidiaries. Any future repatriation would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world, and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the 2012 Restructuring Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the information set forth under the captions “Item 1A. Risk Factors” and “Cautionary Statement on Forward-Looking Statements.”

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2016	473,531	$73.63	354,000	$3,192
August 1 through 31, 2016	2,934,010	$74.62	2,721,200	$2,989
September 1 through 30, 2016	2,509,942	$73.08	2,390,000	$2,814
Total	5,917,483	$73.89	5,465,200

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 452,283 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under publicly announced plans or programs that were in effect as of September 30, 2016.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10	Form of Nonqualified Option Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 27, 2016	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 27, 2016	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 27, 2016	/s/ Victoria L. Dolan
Victoria L. Dolan
Chief Transformation Officer and Corporate Controller