Form 10-K
period 2016-12-31
COLGATE PALMOLIVE CO
filed 2017-02-23
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2016 (the last business day of its most recently completed second quarter) was approximately $65.1 billion.
There were 882,856,721 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

For recent business developments and other information, refer to the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Executive Overview and Outlook,” “–Results of Operations,” “–Restructuring and Related Implementation Charges” and “Liquidity and Capital Resources” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 15, Segment Information to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to market share data. Colgate’s Oral Care products include Colgate Total, Colgate Sensitive Pro-Relief, Colgate Max Fresh, Colgate Maximum Cavity Protection plus Sugar Acid Neutralizer, Colgate Optic White and Colgate Luminous White toothpastes, Colgate 360° and Colgate Slim Soft manual toothbrushes and Colgate Optic White, Colgate Total and Colgate Plax mouthwashes. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

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

Sales of Oral, Personal and Home Care products accounted for 47%, 20% and 18%, respectively, of the Company’s total worldwide Net sales in 2016. Geographically, Oral Care is a significant part of the Company’s business in Asia Pacific, comprising approximately 81% of Net sales in that region for 2016.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries worldwide. Hill’s markets pet foods primarily under three brands: Hill’s Science Diet, a range of products for everyday nutritional needs; Hill’s Prescription Diet, a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats; and Hill’s Ideal Balance, a range of products with natural ingredients. Sales of Pet Nutrition products accounted for 15% of the Company’s total worldwide Net sales in 2016.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 15, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $289 million in 2016, $274 million in 2015 and $277 million in 2014.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s Oral, Personal and Home Care products are marketed by a direct sales force at individual operating subsidiaries or business units, and by distributors or brokers. Pet Nutrition products are sold by authorized pet supply retailers and veterinarians. The Company’s products are also sold online through various e-commerce platforms and retailers. The Company’s sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2016. No other customer represents more than 10% of the Company’s Net sales.

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

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of e-commerce retailers, large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In certain geographies, particularly in the emerging markets, the Company also faces strong local competitors, who may be more agile and have better local consumer insights than the Company. In addition, private label brands sold by retail trade chains are a source of competition for certain of the Company’s product lines. Product quality, innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s operating segments.

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

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled $60 million for 2016. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

Employees

As of December 31, 2016, the Company employed approximately 36,700 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 23, 2017:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	64	1996	Chairman of the Board
			President and Chief Executive Officer
Franck J. Moison	63	2002	Vice Chairman
Dennis J. Hickey	68	1998	Chief Financial Officer
Jennifer M. Daniels	53	2014	Chief Legal Officer and Secretary
P. Justin Skala	57	2008	Chief Operating Officer,
			North America, Europe, Africa/Eurasia
			and Global Sustainability
Noel R. Wallace	52	2009	Chief Operating Officer,
			Global Innovation and Growth
			and Hill’s Pet Nutrition
Victoria L. Dolan	57	2011	Chief Transformation Officer
			and Corporate Controller
John J. Huston	62	2002	Senior Vice President
			Chief of Staff
Delia H. Thompson	67	2002	Chief Investor Relations Officer
Daniel B. Marsili	56	2005	Chief Human Resources Officer
Patricia Verduin	57	2011	Chief Technology Officer
Mukul Deoras	53	2015	Chief Marketing Officer

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

(e) Available Information

The Company’s website address is www.colgatepalmolive.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). Also available on the Company’s website are the Company’s Code of Conduct and Board Guidelines on Significant Corporate Governance Issues, the charters of the Committees of the Board, Form SD and the related Conflict Minerals Disclosure and Report, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and officers and its proxy statements.

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

▪	exchange controls and other limits on our ability to import or export raw materials or finished product or to repatriate earnings from overseas,

▪	political or economic instability, social or labor unrest or changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil,

▪	lack of well-established or reliable legal systems in certain countries where we operate,

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, and

▪
other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions and/or tariffs, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls.

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

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which may have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities, new product introductions and expansion into new geographies. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights against infringement and legal challenges by competitors.

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

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, from time to time, various regulatory authorities in Europe, the U.S. and other countries request or conduct reviews of the use of various ingredients in consumer products. Triclosan, an ingredient used by us primarily in Colgate Total toothpaste, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide, and Colgate Total toothpaste in the U.S. is subject to the FDA’s rigorous New Drug Application (“NDA”) process for safety and efficacy. In September 2016, the FDA issued a Final Rule on ingredients permitted in antibacterial consumer soaps in the U.S., which will restrict the use of 19 active ingredients, including triclosan and triclocarban, as of September 2017. The FDA ruling will impact our antibacterial bar soap sold in Puerto Rico, which contains triclocarban. Some states and municipalities in the U.S. have proposed, and Minnesota has passed, legislation banning the sale of certain products containing triclosan. The Minnesota legislation does not cover Colgate Total toothpaste. In November 2016, Environment and Climate Change Canada (“ECCC”), the federal environmental authority in Canada, finalized its review of the potential human and environmental risks of triclosan, concluding that triclosan is not entering the environment in a quantity or concentration or under conditions that constitute or may constitute a danger in Canada to human life or health and that triclosan is not bioaccumulative or persistent under Canadian standards, but that triclosan could be entering the environment at levels that could potentially cause harm to some aquatic organisms. The Canadian government will now work with stakeholders to ensure triclosan remains at safe levels for the environment, and we will participate in this process. Triclosan is currently being evaluated under the European Union’s Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), which evaluation process is expected to take multiple years to complete.

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

We may also be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products could adversely impact our business, results of operations, cash flows and financial condition. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines, including liquid hand soaps and shower gels. The emergence of new sales channels for our products, such as e-commerce, may affect consumer preferences and market dynamics and could also adversely impact our business, results of operations, cash flows and financial condition.

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

If, in the course of identifying or developing new products, we are found to have infringed the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party ideas or technologies, such a finding could adversely affect our ability to develop innovative new products and adversely affect our business, results of operations, cash flows and financial condition. Even if we are not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect us, including by increasing costs and by delaying the launch of new products.

We may not realize the benefits that we expect from our 2012 Restructuring Program.

In the fourth quarter of 2012, we commenced a Global Growth and Efficiency Program for sustained growth, which was expanded in 2014 and 2015 (the “2012 Restructuring Program”). The 2012 Restructuring Program’s initiatives are expected to help us ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance our global leadership positions in our core businesses. While we are four years into the implementation of the 2012 Restructuring Program and many of the initiatives under the program have been successfully implemented or are nearing completion, the successful implementation of the remainder of the program presents significant organizational challenges and in some cases may require successful negotiations with third parties. As a result, we may not be able to realize all of the remaining anticipated benefits from the 2012 Restructuring Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the remaining anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving the remaining anticipated cost savings as measured in U.S. dollars. If we are unable to realize the remaining anticipated savings of the 2012 Restructuring Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the 2012 Restructuring Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the 2012 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview and Outlook” and “– Restructuring and Related Implementation Charges.”

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

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives. Adverse publicity about us, our brands, our supply chain or our ingredients regarding health concerns, legal or regulatory proceedings, environmental impacts (including packaging, energy and water use and waste management) or other sustainability or policy issues, whether or not deserved, could jeopardize our reputation. In addition, negative posts or comments about us on any social media website, whether true or untrue, could harm our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand's image or its ability to attract consumers.

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

From time to time, we may be subject to legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, privacy, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a legal claim or proceeding is successful, or a recall is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

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

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

▪	communicating within the Company and with other parties, including our customers and consumers,

▪	ordering and managing materials from suppliers,

▪	converting materials to finished products,

▪	receiving and processing orders from and shipping products to our customers,

▪	marketing products to consumers,

▪	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data,

▪	processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers and vendors,

▪	hosting, processing and sharing confidential and proprietary research, business plans and financial information,

▪	complying with legal, regulatory and tax requirements,

▪	providing data security, and

▪	handling other processes involved in managing our business.

Although we have a broad array of information security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by the Company or its third-party service providers is securely maintained, data breaches due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Although we have seen no material impact on our business operations from the cyber-security attacks and data breaches we have experienced to date, if we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, civil litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition.
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

Uncertain global economic conditions could adversely affect our business. Recent global economic trends pose challenges to our business and could result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty consumers may reduce consumption or switch to economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, retailers may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our revolving credit facilities supporting our commercial paper program or other financing arrangements, such as interest rate or foreign exchange hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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

In the U.S., the Company operates approximately 70 properties, of which 15 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Greenwood, South Carolina; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey, and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates approximately 260 properties, of which 74 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

The Company has shared business service centers in Mexico, Poland and India, which are located in leased properties.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.    LEGAL PROCEEDINGS

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, privacy, environmental and tax matters, and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $143 million. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level, and has filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal, and plans to file a similar federal court action. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these assessments vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $59 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also have involved other consumer goods companies and/or retail customers. These investigations often continue for several years and can result in substantial fines for violations that are found, as well as associated private actions for damages. While the Company cannot predict the final financial impact of pending competition law matters, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of the competition law matters that were pending in 2016 is set forth below.

European Competition Matters

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57 million. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 million assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine from Unilever as provided in the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company is appealing the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court.

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

Australian Competition Matter

In December 2013, the Australian competition law authority instituted civil proceedings in the Sydney registry of the Federal Court of Australia alleging that three consumer goods companies, including the Company’s Australian subsidiary, a retailer and a former employee of the Company’s Australian subsidiary violated the Australian competition law by coordinating the launching and pricing of ultra-concentrated laundry detergents. In 2015, the Company recognized a charge of $14 million in connection with this matter. In March 2016, the Company and the Australian competition law authority reached an agreement to settle these proceedings for a total of $14 million, which includes a fine and cost reimbursement to the competition law authority. The former employee of the Company also reached an agreement to settle. The settlement agreements were approved by the court in May 2016.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2016, there were 115 individual cases pending against the Company in state and federal courts throughout the United States and a number of the pending cases are expected to go to trial in 2017. The Company believes that a significant portion of its costs incurred in defending and resolving these claims will be covered by insurance policies issued by several primary and excess insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Since the amount of any potential losses from these cases currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

In the third quarter of 2016, the court indicated that the claims brought by N8 Pharma would be dismissed in their entirety; N8 Pharma requested that the Court reconsider that decision, but that request was denied. Also in the third quarter of 2016, the Company and BYU agreed to resolve BYU’s claims and in December 2016, the Company and N8 Medical agreed to resolve N8 Medical’s claims. These claims were resolved in an amount that is not material to the Company’s results of operations.

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

Issuer Purchases of Equity Securities

On February 19, 2015, the Company’s Board of Directors (the “Board”) authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2016:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2016	824,946	$72.28	775,000	2,758
November 1 through 30, 2016	2,694,040	$67.93	2,693,900	2,575
December 1 through 31, 2016	2,723,435	$65.88	2,668,707	2,399
Total	6,242,421	$67.61	6,137,607
_______

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 104,814 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2016.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians. The Company’s products are also sold online through various e-commerce platforms and retailers.

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

(Dollars in Millions Except Per Share Amounts)

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental and veterinary professionals and retail customers. In addition, the Company has strengthened its capabilities in e-commerce, developing its relationships with online only retailers and its digital marketing capabilities. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of its Venezuelan subsidiary (“CP Venezuela”) and began accounting for CP Venezuela using the cost method of accounting. As such, effective December 31, 2015, the Company’s Consolidated Balance Sheet no longer includes the assets and liabilities of CP Venezuela. As a result of this change in accounting, the Company recorded an aftertax charge of $1,058 ($1,084 pretax) or $1.16 per diluted share in 2015. The charge primarily consists of an impairment of the Company’s investment in CP Venezuela of $952, which includes intercompany receivables from CP Venezuela, and $111 related to the reclassification of cumulative translation losses. Prior periods have not been restated and CP Venezuela’s Net sales, Operating profit and Net income are included in the Company’s Consolidated Statements of Income through December 31, 2015.

Since January 1, 2016, under the cost method of accounting, the Company no longer includes the local operating results of CP Venezuela in its Consolidated Financial Statements and includes income relating to CP Venezuela only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties remitted by CP Venezuela, all of which have been immaterial. Although CP Venezuela’s local operating results are no longer included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela in its consolidated U.S. federal income tax return. In the first quarter of 2016, Provision for income taxes included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. See Note 11, Income Taxes to the Consolidated Financial Statements for additional details.

Prior to the change in accounting, which was effective December 31, 2015, CP Venezuela’s functional currency was the U.S. dollar since Venezuela had been designated hyper-inflationary and, as such, Venezuelan currency fluctuations were reported in income. The Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate (formerly known as the SICAD I rate). During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate for the second and third quarters of 2015. The SICAD rate did not revalue during the fourth quarter of 2015 and was 13.50 bolivares per dollar as of December 31, 2015. The remeasurement losses incurred in the second and third quarters of 2015 are referred to as the “2015 Venezuela Remeasurements.”

(Dollars in Millions Except Per Share Amounts)

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014 (the “2014 Venezuela Remeasurements”). The SICAD I rate did not revalue during the fourth quarter of 2014 and was 12.00 bolivares per dollar as of December 31, 2014.

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

Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax). Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be approximately $430 to $495 pretax ($400 to $475 aftertax) annually once all projects are approved and implemented.

In 2016, 2015 and 2014, the Company incurred aftertax costs of $168, $183 and $208, respectively, associated with the 2012 Restructuring Program.

For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale were reinvested to expand the 2012 Restructuring Program.

(Dollars in Millions Except Per Share Amounts)

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging and category growth rates continuing to be slow. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. In addition, the emergence of new sales channels for the Company’s products, such as e-commerce, may affect consumer preferences and market dynamics. Given that approximately 75% of the Company’s Net sales originate in markets outside the U.S., the Company continues to experience volatile foreign currency fluctuations and high raw and packaging material costs, driven by foreign exchange transaction costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $15,195 in 2016, down 5.0% from 2015, as net selling price increases of 2.5% were more than offset by volume declines of 3.0% and negative foreign exchange of 4.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure as discussed below, increased 4.0% in 2016.

Net sales in the Oral, Personal and Home Care product segment were $12,931 in 2016, down 6.5% from 2015, as net selling price increases of 2.5% were more than offset by volume declines of 4.0% and negative foreign exchange of 5.0%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5%. Organic sales in the Oral, Personal and Home Care product segment increased 4.0% in 2016.

The increase in organic sales in 2016 versus 2015 was driven by an increase in Oral Care organic sales, with the toothpaste and manual toothbrush categories contributing to growth. Personal Care and Home Care also contributed to organic sales growth due to strong organic sales in the shower gel and the fabric softener categories, respectively.

The Company’s share of the global toothpaste market was 44.0% for full year 2016, down 0.3 share points from full year 2015 and its share of the global manual toothbrush market was 33.1% for full year 2016, down 0.3 share points from full year 2015. Full year 2016 market shares in toothpaste were up in North America and down in Europe and Asia Pacific versus full year 2015. In the manual toothbrush category, full year 2016 market shares were up in North America and Europe and down in Latin America, Asia Pacific and Africa/Eurasia versus full year 2015. For additional information regarding the Company’s use of market share data and limitations on such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,264 in 2016, an increase of 2.5% from 2015, driven by net selling price increases of 2.5%, while volume and foreign exchange were flat. Organic sales for Hill’s Pet Nutrition increased 2.5% in 2016.

The increase in organic sales in 2016 versus 2015 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Natural categories.

Worldwide Net sales were $16,034 in 2015, down 7.0% from 2014, as volume growth of 1.5% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 11.5%. Organic sales increased 5.0% in 2015.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 3% to $9,123 in 2016 from $9,399 in 2015. Gross profit in both periods included charges related to the 2012 Restructuring Program. Excluding these items in both periods, Gross profit decreased to $9,169 in 2016 from $9,419 in 2015, reflecting a decrease of $492 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $242 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.0% in 2016 from 58.6% in 2015. Excluding charges related to the 2012 Restructuring Program in both periods, Gross profit margin increased by 160 basis points (bps) to 60.3% in 2016, from 58.7% in 2015. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives (190 bps) and the 2012 Restructuring Program (10 bps) and higher pricing (100 bps), partially offset by higher costs (170 bps), which included higher raw and packaging material costs driven by significant foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

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

	2016	2015	2014
Gross profit, GAAP	$9,123	$9,399	$10,109
2012 Restructuring Program	46	20	29
Costs related to the sale of land in Mexico	—	—	4
Gross profit, non-GAAP	$9,169	$9,419	$10,142

	2016	2015	Basis Point Change	2014	Basis Point Change
Gross profit margin, GAAP	60.0%	58.6%	140	58.5%	10
2012 Restructuring Program	0.3	0.1		0.2
Gross profit margin, non-GAAP	60.3%	58.7%	160	58.7%	—

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 4% to $5,249 in 2016 from $5,464 in 2015. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $5,172 in 2016 from $5,400 in 2015, reflecting decreased advertising investment of $63 and lower overhead expenses of $165.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.5% in 2016 from 34.1% in 2015. Excluding charges related to the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.0%, an increase of 30 bps as compared to 2015. This increase in 2016 was driven by increased advertising investment (10 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In 2016, advertising investment decreased 4.2% to $1,428 as compared with $1,491 in 2015, while as a percentage of Net sales, it increased to 9.4% from 9.3% in 2015.

Selling, general and administrative expenses decreased 9% to $5,464 in 2015 from $5,982 in 2014. Selling, general and administrative expenses in both periods included charges related to the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses decreased to $5,400 in 2015 from $5,920 in 2014, reflecting decreased advertising investment of $293 and lower overhead expenses of $227.

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

	2016	2015	2014
Selling, general and administrative expenses, GAAP	$5,249	$5,464	$5,982
2012 Restructuring Program	(77)	(64)	(62)
Selling, general and administrative expenses, non-GAAP	$5,172	$5,400	$5,920

	2016	2015	Basis Point Change	2014	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.5%	34.1%	40	34.6%	(50)
2012 Restructuring Program	(0.5)	(0.4)		(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.0%	33.7%	30	34.3%	(60)

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $37, $62 and $570 in 2016, 2015 and 2014, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2016	2015	2014
2012 Restructuring Program	$105	$170	$195
Amortization of intangible assets	33	33	32
Gain on sale of land in Mexico	(97)	—	—
Charges for previously disclosed litigation matters	17	14	41
Venezuela remeasurement charges	—	34	327
Gain on sale of South Pacific laundry detergent business	—	(187)	—
Equity (income)	(10)	(8)	(7)
Other, net	(11)	6	(18)
Total Other (income) expense, net	$37	$62	$570

Other (income) expense, net was $37 in 2016 as compared to $62 in 2015. Other (income) expense, net in both periods included charges related to the 2012 Restructuring Program and charges for previously disclosed litigation matters. Other (income) expense, net in 2016 also included a gain on the sale of land in Mexico. In 2015, Other (income) expense, net also included a gain on the sale of the Company’s laundry detergent business in the South Pacific and charges related to the 2015 Venezuela Remeasurements.

Other (income) expense, net was $62 in 2015 as compared to $570 in 2014. In 2014, Other (income) expense, net included charges related to the 2012 Restructuring Program, the 2014 Venezuela Remeasurements and previously disclosed litigation matters.

Excluding the items described above in all periods, as applicable, Other (income) expense, net was $12 in 2016, $31 in 2015 and $7 in 2014.

	2016	2015	2014
Other (income) expense, net, GAAP	$37	$62	$570
2012 Restructuring Program	(105)	(170)	(195)
Gain on sale of land in Mexico	97	—	—
Charges for previously disclosed litigation matters	(17)	(14)	(41)
Venezuela remeasurement charges	—	(34)	(327)
Gain on sale of South Pacific laundry detergent business	—	187	—
Other (income) expense, net, non-GAAP	$12	$31	$7

(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 38% to $3,837 in 2016 from $2,789 in 2015. Operating profit decreased 22% to $2,789 in 2015 from $3,557 in 2014.

In 2016, 2015 and 2014, Operating profit included charges related to the 2012 Restructuring Program and previously disclosed litigation matters. In 2016, Operating Profit also included a gain on sale of land in Mexico. In 2015 and 2014, Operating profit included charges related to the 2015 and 2014 Venezuela Remeasurements, respectively. In 2015, Operating profit also included a charge related to the deconsolidation of the Company’s Venezuelan operations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. In 2014, Operating profit also included costs related to the sale of land in Mexico. Excluding these items in all periods, as applicable, Operating profit in 2016 was even with 2015, primarily due to lower Gross profit which was offset by a decrease in Selling, general and administrative expenses. Operating profit decreased 5% in 2015 compared to 2014, primarily due to lower Gross profit, partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 25.3% in 2016, compared with 17.4% in 2015 and 20.6% in 2014. Excluding the items described above in 2016 and 2015 as applicable, Operating profit margin increased 130 bps to 26.2% in 2016 compared to 24.9% in 2015. This increase is primarily due to an increase in Gross profit (160 bps), partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. Excluding the items described above in 2015 and 2014 as applicable, Operating profit margin increased 50 bps in 2015 compared to 2014, primarily due to a decrease in Selling, general and administrative expenses as a percentage of Net sales (60 bps).

	2016	2015	% Change	2014	% Change
Operating profit, GAAP	$3,837	$2,789	38%	$3,557	(22)%
2012 Restructuring Program	228	254		286
Gain on sale of land in Mexico	(97)	—		—
Charges for previously disclosed litigation matters	17	14		41
Venezuela deconsolidation	—	1,084		—
Venezuela remeasurement charges	—	34		327
Gain on sale of South Pacific laundry detergent business	—	(187)		—
Costs related to the sale of land in Mexico	—	—		4
Operating profit, non-GAAP	$3,985	$3,988	—%	$4,215	(5)%

	2016	2015	Basis Point Change	2014	Basis Point Change
Operating profit margin, GAAP	25.3%	17.4%	790	20.6%	(320)
2012 Restructuring Program	1.5	1.6		1.7
Gain on sale of land in Mexico	(0.7)	—		—
Charges for previously disclosed litigation matters	0.1	0.1		0.2
Venezuela deconsolidation	—	6.8		—
Venezuela remeasurement charges	—	0.2		1.9
Gain on sale of South Pacific laundry detergent business	—	(1.2)		—
Costs related to the sale of land in Mexico	—	—		—
Operating profit margin, non-GAAP	26.2%	24.9%	130	24.4%	50

(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $99 in 2016 compared with $26 in 2015 and $24 in 2014, primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt. The change in Interest (income) expense, net from 2014 to 2015 was primarily due to higher interest expense as a result of higher debt levels.

Income Taxes

The effective income tax rate was 30.8% in 2016, 44.0% in 2015 and 33.8% in 2014. As reflected in the table below, the non-GAAP effective income tax rate was 31.3% in 2016 and 2015 and 31.5% in 2014.

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$3,738	$1,152	30.8%
2012 Restructuring Program	228	59	(0.3)
Gain on sale of land in Mexico	(97)	(34)	(0.1)
Benefits from previously disclosed tax matters	—	35	0.9
Charges for a previously disclosed litigation matter	17	6	—
Non-GAAP	$3,886	$1,218	31.3%

	2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$2,763	$1,215	44.0%
Venezuela deconsolidation (3)	1,084	26	(11.7)
2012 Restructuring Program	254	69	(0.3)
Venezuela remeasurement charges	34	12	—
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(0.2)
Charge for a previously disclosed litigation matter	14	—	(0.1)
Charge for a previously disclosed tax matter	—	(15)	(0.4)
Non-GAAP	$3,962	$1,240	31.3%

	2014
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$3,533	$1,194	33.8%
2012 Restructuring Program	286	78	(0.5)
Venezuela remeasurement charges	327	113	0.1
Charge for a previously disclosed litigation matter	41	—	(0.3)
Costs related to the sale of land in Mexico	4	1	—
Charge for a previously disclosed tax matter	—	(66)	(1.6)
Non-GAAP	$4,191	$1,320	31.5%

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
(3) See Executive Overview and Outlook above and Note 14, Venezuela to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

The effective tax rate in 2016 included a $210 U.S. income tax benefit recognized in the first quarter of 2016 principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. See Note 11, Income Taxes and Note 14, Venezuela to the Consolidated Financial Statements. In order to fully recognize the $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

In 2014, the Company received a notice of an adverse decision in the foreign court regarding a tax position it has taken since 2002. As a result, as required, the Company reassessed its tax position in light of the decision and concluded it needed to increase its unrecognized tax benefits by $30 and write off a $36 deferred tax asset. In 2015, the Company became aware of several Supreme Court rulings in the foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. Since the Company had taken deductions in prior years similar to those now disallowed by the Court, the Company, as required, reassessed its tax position and increased its unrecognized tax benefits by $15.

In 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005. Also in 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $30, including interest. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $14 at current exchange rates. These deductions are currently being challenged by the tax authorities in the foreign jurisdiction either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

Net Income attributable to Colgate-Palmolive Company and Earnings per share, diluted

Net income attributable to Colgate-Palmolive Company was $2,441, or $2.72 per share on a diluted basis, in 2016 compared to $1,384, or $1.52 per share on a diluted basis, in 2015 and $2,180, or $2.36 per share on a diluted basis, in 2014. In 2016, 2015 and 2014, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the 2012 Restructuring Program and charges for previously disclosed litigation matters. In 2016, Net income attributable to Colgate-Palmolive Company also included a gain on sale of land in Mexico and benefits from previously disclosed tax matters. In 2015, Net income attributable to Colgate-Palmolive Company also included a charge related to the deconsolidation of the Company’s Venezuelan operations and a gain on the sale of the Company’s laundry detergent business in the South Pacific. In 2015 and 2014, Net income attributable to Colgate-Palmolive Company included charges related to the 2015 and 2014 Venezuela Remeasurements and previously disclosed tax matters. In 2014, Net income attributable to Colgate-Palmolive Company included costs related to the sale of land in Mexico.

Excluding the items described above in all years, as applicable, Net income attributable to Colgate-Palmolive Company decreased 1% to $2,522 in 2016 and Earnings per share, diluted was even at $2.81, and Net income attributable to Colgate-Palmolive Company decreased 6% to $2,556 in 2015, as compared to $2,712 in 2014, and Earnings per share, diluted decreased 4% to $2.81 in 2015.

(Dollars in Millions Except Per Share Amounts)

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,738	$1,152	$2,586	$145	$2,441	$2.72
2012 Restructuring Program	228	59	169	1	168	0.19
Gain on sale of land in Mexico	(97)	(34)	(63)	—	(63)	(0.07)
Benefits from previously disclosed tax matters	—	35	(35)	—	(35)	(0.04)
Charge for a previously disclosed litigation matter	17	6	11	—	11	0.01
Non-GAAP	$3,886	$1,218	$2,668	$146	$2,522	$2.81

	2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,763	$1,215	$1,548	$164	$1,384	$1.52
Venezuela deconsolidation	1,084	26	1,058	—	1,058	1.16
2012 Restructuring Program	254	69	185	2	183	0.20
Venezuela remeasurement charges	34	12	22	—	22	0.02
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(120)	—	(120)	(0.13)
Charge for a previously disclosed litigation matter	14	—	14	—	14	0.02
Charge for a previously disclosed tax matter	—	(15)	15	—	15	0.02
Non-GAAP	$3,962	$1,240	$2,722	$166	$2,556	$2.81

	2014
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,533	$1,194	$2,339	$2,180	$2.36
2012 Restructuring Program	286	78	208	208	0.23
Charge for a previously disclosed tax matter	—	(66)	66	66	0.07
Charge for a previously disclosed litigation matter	41	—	41	41	0.04
Venezuela remeasurement charges	327	113	214	214	0.23
Costs related to the sale of land in Mexico	4	1	3	3	—
Non-GAAP	$4,191	$1,320	$2,871	$2,712	$2.93

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

Oral, Personal and Home Care

North America

	2016	2015	% Change		2014	% Change
Net sales	$3,183	$3,149	1.0%		$3,124	1.0%
Operating profit	$1,030	$974	6%		$926	5%
% of Net sales	32.4%	30.9%	150	bps	29.6%	130	bps

Net sales in North America increased 1.0% in 2016 to $3,183, driven by volume growth of 2.5%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 1.5% in 2016.

The increase in organic sales in North America in 2016 versus 2015 was driven by Oral Care with strong organic sales in the toothpaste category. Personal Care also contributed to organic sales growth due to strong sales in the shower gel category.

Net sales in North America increased 1.0% in 2015 to $3,149, driven by volume growth of 2.0%, which was partially offset by negative foreign exchange of 1.0%, while net selling prices were flat. Organic sales in North America increased 2.0% in 2015.

Operating profit in North America increased 6% in 2016 to $1,030, or 150 bps to 32.4% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (100 bps) and a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (190 bps), which were partially offset by higher raw and packaging material costs (70 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (40 bps) and decreased advertising investment (30 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

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

(Dollars in Millions Except Per Share Amounts)

Latin America

	2016	2015	% Change		2014	% Change
Net sales	$3,650	$4,327	(15.5)%		$4,769	(9.5)%
Operating profit	$1,132	$1,209	(6)%		$1,279	(5)%
% of Net sales	31.0%	27.9%	310	bps	26.8%	110	bps

Net sales in Latin America decreased 15.5% in 2016 to $3,650, as net selling price increases of 8.5% were more than offset by volume declines of 14.0% and negative foreign exchange of 10.0%. Excluding the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5%, led by volume gains in Mexico, partially offset by volume declines in Argentina. Organic sales in Latin America increased 10.0% in 2016.

The increase in organic sales in Latin America in 2016 versus 2015 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by strong organic sales in the toothpaste and manual toothbrush categories. Personal Care organic sales growth was driven by gains in the bar soap, underarm protection and shampoo categories. The increase in Home Care organic sales was due to strong organic sales in the fabric softener and liquid cleaners categories.

Net sales in Latin America decreased 9.5% in 2015 to $4,327, as net selling price increases of 10.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 19.0%. Organic sales in Latin America increased 9.5% in 2015. Volume declines in Venezuela and Brazil were partially offset by volume gains in Mexico, Ecuador and Argentina.

Operating profit in Latin America decreased 6% in 2016 to $1,132, while as a percentage of Net sales it increased 310 bps to 31.0% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (390 bps), partially offset by an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (100 bps), which included foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015. This increase in Selling, general and administrative expenses was due to increased advertising investment (90 bps), which was partially offset by lower overhead expenses (20 bps).

Operating profit in Latin America decreased 5% in 2015 to $1,209, while as a percentage of Net sales it increased 110 bps to 27.9% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (130 bps), partially offset by a decrease in Gross profit (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (680 bps), driven by foreign exchange transaction costs, and higher manufacturing costs (60 bps), driven by Venezuela, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (130 bps), in part reflecting a shift from advertising investment to in-store promotional activities.

(Dollars in Millions Except Per Share Amounts)

Europe

	2016	2015	% Change		2014	% Change
Net sales	$2,342	$2,411	(3.0)%		$2,840	(15.0)%
Operating profit	$579	$615	(6)%		$712	(14)%
% of Net sales	24.7%	25.5%	(80)	bps	25.1%	40	bps

Net sales in Europe decreased 3.0% in 2016 to $2,342, as volume growth of 2.5% was more than offset by net selling price decreases of 2.5% and negative foreign exchange of 3.0%. Organic sales in Europe were flat in 2016. Volume gains were led by Germany, the United Kingdom and Poland, partially offset by volume declines in France.

Organic sales increases in Oral Care were offset by declines in organic sales in the Personal Care and Home Care categories. The toothpaste and manual toothbrush categories contributed to the increase in Oral Care organic sales. The underarm protection category contributed to the decrease in Personal Care organic sales. The decrease in Home Care organic sales was due to a decline in organic sales in the liquid cleaners and hand dish categories.

Net sales in Europe decreased 15.0% in 2015 to $2,411, as volume growth of 3.0% was more than offset by net selling price decreases of 3.5% and negative foreign exchange of 14.5%. Organic sales in Europe were flat in 2015. Volume gains in France, the United Kingdom and Poland were partially offset by volume declines in Austria.

Operating profit in Europe decreased 6% in 2016 to $579, or 80 bps to 24.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (100 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher costs (200 bps), primarily due to higher raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. These decreases in Gross profit were partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps) and the 2012 Restructuring Program (30 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (100 bps), in part reflecting a shift from advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (50 bps).

Operating profit in Europe decreased 14% in 2015 to $615, while as a percentage of Net sales it increased 40 bps to 25.5% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (60 bps), partially offset by a decrease in Gross Profit (10 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (200 bps), driven by foreign exchange transaction costs, and lower pricing due to increased promotional activities, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps) and the 2012 Restructuring Program (70 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (70 bps), in part reflecting a shift from advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (10 bps).

(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	2016	2015	% Change		2014	% Change
Net sales	$2,796	$2,937	(5.0)%		$3,081	(4.5)%
Operating profit	$887	$888	—%		$901	(1)%
% of Net sales	31.7%	30.2%	150	bps	29.2%	100	bps

Net sales in Asia Pacific decreased 5.0% in 2016 to $2,796, driven by volume declines of 1.0% and negative foreign exchange of 4.0%, while net selling prices were flat. Excluding the impact of the divestment of the Company’s laundry detergent business in the South Pacific, volume increased 2.0%, led by volume gains in the Philippines, Australia and the Greater China region. Organic sales in Asia Pacific grew 2.0% in 2016.

The increase in organic sales in 2016 versus 2015 was driven by an increase in Oral Care organic sales with the toothpaste and the manual toothbrush categories contributing to growth. Personal Care and Home Care organic sales also contributed to organic sales growth with gains in the shampoo and fabric softener categories, respectively.

Net sales in Asia Pacific decreased 4.5% in 2015 to $2,937, as volume growth of 2.5% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 6.0%. Organic sales in Asia Pacific grew 3.0% in 2015. Volume gains were led by the Philippines, India and the Greater China region.

Operating profit in Asia Pacific decreased to $887 in 2016, while as a percentage of Net sales it increased 150 bps to 31.7% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) and a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and sales mix, which were partially offset by higher costs (290 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (10 bps), in part reflecting a shift from advertising investment to in-store promotional activities, and lower overhead expenses (30 bps).

Operating profit in Asia Pacific decreased 1% in 2015 to $888, while as a percentage of Net sales, it increased 100 bps to 30.2% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (10 bps) and a decrease in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (270 bps), which were partially offset by higher costs (250 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing due to increased promotional activities. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (60 bps), in part reflecting a shift from advertising investment to in-store promotional activities, and lower overhead expenses (30 bps).

Africa/Eurasia

	2016	2015	% Change		2014	% Change
Net sales	$960	$998	(4.0)%		$1,208	(17.5)%
Operating profit	$186	$178	4%		$235	(24)%
% of Net sales	19.4%	17.8%	160	bps	19.5%	(170)	bps

Net sales in Africa/Eurasia decreased 4.0% in 2016 to $960, as net selling price increases of 9.5% were more than offset by volume declines of 4.0% and negative foreign exchange of 9.5%. Organic sales in Africa/Eurasia grew 5.5% in 2016. Volume declines in the Sub-Saharan Africa region and South Africa were partially offset by volume gains in the Gulf States.

The increase in organic sales in 2016 versus 2015 was driven by Oral Care with strong sales growth in the toothpaste and the manual toothbrush categories. Personal Care also contributed to organic sales growth with gains in the shower gel and bar soap categories.

(Dollars in Millions Except Per Share Amounts)

Net sales in Africa/Eurasia decreased 17.5% in 2015 to $998, as net selling price increases of 7.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 23.5%. Organic sales in Africa/Eurasia grew 6.0% in 2015. Volume declines in the Central Asia/Caucasus region and Ukraine were partially offset by volume gains in the Sub-Saharan Africa region and South Africa.

Operating profit in Africa/Eurasia increased 4% in 2016 to $186, or 160 bps to 19.4% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (300 bps), partially offset by an increase in Selling, general and administrative expenses (150 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (350 bps), driven by higher foreign exchange transaction costs. The increase in Selling, general and administrative expenses was due to higher overhead expenses (120 bps) and increased advertising investment (30 bps).

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

Hill’s Pet Nutrition

	2016	2015	% Change		2014	% Change
Net sales	$2,264	$2,212	2.5%		$2,255	(2.0)%
Operating profit	$653	$612	7%		$592	3%
% of Net sales	28.8%	27.7%	110	bps	26.3%	140	bps

Net sales for Hill’s Pet Nutrition increased 2.5% in 2016 to $2,264, driven by net selling price increases of 2.5% while volume and foreign exchange were flat. Organic sales in Hill’s Pet Nutrition increased 2.5% in 2016. Volume gains led by Russia, Western Europe, South Africa, Canada and Taiwan were offset by volume declines in the United States and Japan. The volume declines in Japan were attributable to a continued contraction in the market.

The increase in organic sales in 2016 versus 2015 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Natural categories.

Net sales for Hill’s Pet Nutrition decreased 2.0% in 2015 to $2,212, as volume growth of 3.5% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 8.0%. Organic sales in Hill’s Pet Nutrition increased 6.0% in 2015. Volume gains were led by the United States and Taiwan.

Operating profit in Hill’s Pet Nutrition increased 7% in 2016 to $653, or 110 bps to 28.8% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (20 bps), a decrease in Selling, general and administrative expenses (10 bps), and a decrease in Other (income) expense, net (80 bps), all as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing, partially offset by higher costs (270 bps), primarily driven by higher raw and packaging material costs, which included higher foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (10 bps). This decrease in Other (income) expense, net was in part due to a foreign sales tax benefit.

(Dollars in Millions Except Per Share Amounts)

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

Corporate

	2016	2015	% Change	2014	% Change
Operating profit (loss)	$(630)	$(1,687)	(63)%	$(1,088)	55%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2016	2015	2014
2012 Restructuring Program	$(228)	$(254)	$(286)
Gain on sale of land in Mexico	97	—	—
Charges for previously disclosed litigation matters	(17)	(14)	(41)
Venezuela deconsolidation	—	(1,084)	—
Venezuela remeasurement charges	—	(34)	(327)
Costs related to the sale of land in Mexico	—	—	(4)
Gain on sale of South Pacific laundry detergent business	—	187	—
Corporate overhead costs and other, net	(482)	(488)	(430)
Total Corporate Operating profit (loss)	$(630)	$(1,687)	$(1,088)

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

▪
Extending Shared Business Services and Streamlining Global Functions - Implementing the Company’s shared service organizational model in all regions of the world. While initially focused on finance and accounting, these shared services are now being expanded to additional functional areas to streamline global functions.

▪
Optimizing Global Supply Chain and Facilities - Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax). The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2017 are expected to approximate $180 to $360 ($140 to $260 aftertax). It is expected that substantially all charges resulting from the 2012 Restructuring Program will be incurred by December 31, 2017.

(Dollars in Millions Except Per Share Amounts)

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300 to 3,800 positions from the Company’s global employee workforce.

Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. Savings in 2017 are expected to amount to approximate $40 to $60 pretax ($30 to $50 aftertax).

For the years ended December 31, 2016, 2015 and 2014, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2016	2015	2014
Cost of sales	$46	$20	$29
Selling, general and administrative expenses	77	64	62
Other (income) expense, net	105	170	195
Total 2012 Restructuring Program charges, pretax	$228	$254	$286

Total 2012 Restructuring Program charges, aftertax	$168	$183	$208

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2016	2015	2014	Accumulated Charges
North America	35%	21%	11%	17%
Latin America	5%	3%	4%	4%
Europe (1)	12%	14%	20%	22%
Asia Pacific (1)	4%	4%	3%	3%
Africa/Eurasia	14%	5%	3%	7%
Hill’s Pet Nutrition	7%	5%	10%	7%
Corporate	23%	48%	49%	40%
(1) The Company has recast its historical geographic segment information to conform to the new reporting structure. See “Executive Overview and Outlook” above for additional details.

(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,228 ($907 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2016
Employee-Related Costs	$465
Incremental Depreciation	80
Asset Impairments	27
Other	656
Total	$1,228

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

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2014	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $4, $17 and $5 for the years ended December 31, 2016, 2015 and 2014, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

(Dollars in Millions Except Per Share Amounts)

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2016, 2015 and 2014 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $116, $65 and $65, respectively, and contract termination costs and charges resulting directly from exit activities of $21, $8 and $40, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2016, 2015 and 2014 are other exit costs of $1, $47 and $82, respectively, related to the consolidation of facilities.

Non-GAAP Financial Measures

This Annual Report on Form 10-K discusses certain financial measures on both a GAAP and a non-GAAP basis. The Company uses the non-GAAP financial measures described below internally in its budgeting process, to evaluate segment and overall operating performance and as a factor in determining compensation. The Company believes that these non-GAAP financial measures are useful in evaluating the Company’s underlying business performance and trends; however, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similar measures presented by other companies.

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2016 and 2015 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and, as applicable, excluding charges resulting from the 2012 Restructuring Program, a gain on the sale of land in Mexico, benefits from previously disclosed tax matters, a charge from a previously disclosed tax matter, charges from previously disclosed litigation matters, costs related to the sale of land in Mexico, a gain on the sale of the Company’s South Pacific laundry detergent business, charges related to effective devaluations in Venezuela and a charge for the deconsolidation of the Company’s Venezuelan operations (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2016, 2015 and 2014 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for each of the years ended December 31, 2016 and 2015 versus the prior year:

Year ended December 31, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.0%	(0.5)%	—%	1.5%
Latin America	(15.5)%	(10.0)%	(15.5)%	10.0%
Europe	(3.0)%	(3.0)%	—%	—%
Asia Pacific	(5.0)%	(4.0)%	(3.0)%	2.0%
Africa/Eurasia	(4.0)%	(9.5)%	—%	5.5%
Total Oral, Personal and Home Care	(6.5)%	(5.0)%	(5.5)%	4.0%
Pet Nutrition	2.5%	—%	—%	2.5%
Total Company	(5.0)%	(4.5)%	(4.5)%	4.0%

Year ended December 31, 2015	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.0%	(1.0)%	—%	2.0%
Latin America	(9.5)%	(19.0)%	—%	9.5%
Europe	(15.0)%	(14.5)%	(0.5)%	—%
Asia Pacific	(4.5)%	(6.0)%	(1.5)%	3.0%
Africa/Eurasia	(17.5)%	(23.5)%	—%	6.0%
Total Oral, Personal and Home Care	(8.0)%	(12.0)%	(0.5)%	4.5%
Pet Nutrition	(2.0)%	(8.0)%	—%	6.0%
Total Company	(7.0)%	(11.5)%	(0.5)%	5.0%

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

Cash Flow

Net cash provided by operations was $3,141 in 2016, compared to $2,949 in 2015 and $3,298 in 2014. Net cash provided by operations for 2016 increased due to strong operating earnings and the timing of income tax payments, partially offset by the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and voluntary contributions to employee postretirement plans. The decrease in 2015 as compared to 2014 was due to: a decrease in Operating profit excluding a charge related to the change in accounting for the Company’s Venezuelan operations, charges related to the 2012 Restructuring Program, charges related to the 2015 and 2014 Venezuela Remeasurements, a gain on the sale of the Company’s laundry detergent business in the South Pacific, costs related to the sale of land in Mexico and charges for previously disclosed litigation matters in both periods, as applicable; higher income tax payments; and a payment for a previously disclosed litigation matter.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales was (2.2)% and 0.5% in 2016 and 2015, respectively. This decrease is primarily due to the Company’s tight focus on working capital and the impact of reclassifying current deferred tax assets to noncurrent deferred tax assets upon the adoption of a new accounting standard.

Approximately 75% of total program charges related to the 2012 Restructuring Program, estimated to be $1,405 to $1,585 pretax ($1,050 to $1,170 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2017 are expected to amount to approximately $180 to $360 ($140 to $260 aftertax) and savings in 2017 are expected to approximate $40 to $60 pretax ($30 to $50 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will continue to be funded from operating cash flows. Approximately 60% of the restructuring accrual at December 31, 2016 is expected to be paid before year end 2017.

Investing activities used $499 of cash in 2016, compared to $685 and $859 during 2015 and 2014, respectively. Purchases of marketable securities and investments decreased in 2016 to $336 from $742 in 2015, due to the deconsolidation of the Company’s Venezuelan operations, a decrease in bank deposits with original maturities greater than 90 days and a decrease in purchases by the Company’s Argentinian subsidiary of U.S. dollar-linked fixed interest rate government bonds. Proceeds from the sale of marketable securities and investments decreased in 2016 to $378 from $599 in 2015, due to the deconsolidation of the Company’s Venezuelan operations and an increase in proceeds from the redemption of bank deposits with original maturities greater than 90 days, partially offset by higher proceeds from the Company’s Argentinian subsidiary’s investment in U.S. dollar-linked fixed interest rate government bonds.

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

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share). The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. As discussed above, the funds from the sale were reinvested to expand the 2012 Restructuring Program.

(Dollars in Millions Except Per Share Amounts)

Capital expenditures in 2016 were $593, a decrease from $691 in 2015 and $757 in 2014. Capital expenditures decreased in 2016 primarily due to lower spending on the 2012 Restructuring Program as it is entering its final stages. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2017 are expected to be approximately 4.0% of Net sales, which remains higher than the historical rate of approximately 3.5% primarily due to the 2012 Restructuring Program.

Financing activities used $2,233 of cash during 2016 compared to $2,276 and $2,170 during 2015 and 2014, respectively. The decrease in cash used in 2016 as compared to 2015 was primarily due to lower purchases of treasury shares and higher proceeds from the exercise of stock options and excess tax benefits, partially offset by lower net proceeds from the issuance of debt. The increase in cash used in 2015 as compared to 2014 was primarily due to higher principal payments on debt, higher dividends paid and higher purchases of treasury shares, which were partially offset by higher proceeds from the issuances of debt.

Long-term debt, including the current portion, decreased to $6,520 as of December 31, 2016, as compared to $6,544 as of December 31, 2015 and total debt decreased to $6,533 as of December 31, 2016 as compared to $6,548 as of December 31, 2015. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the third quarter of 2015, the Company issued $600 of thirty-year notes at a fixed rate of 4.00%. During the second quarter of 2015 the Company issued €500 of euro-denominated four-year notes at a variable rate. The debt issuances in 2015 were under the Company’s shelf registration statement. Proceeds from the debt issuances in the second and third quarters of 2015 were used for general corporate purposes, which included the retirement of commercial paper borrowings.

At December 31, 2016, the Company had access to unused domestic and foreign lines of credit of $2,927 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. In 2016, the facility was extended for an additional year to November 2020. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2017. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $295 and $5 as of December 31, 2016 and December 31, 2015, respectively. The average daily balances outstanding for commercial paper in 2016 and 2015 were $1,642 and $1,989, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2016 and 2015:

	2016			2015
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	1.6%	2017	$13	1.8%	2016	$4
Commercial paper	(0.3)%	2017	295	—%	2016	5
Total			$308			$9

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

(Dollars in Millions Except Per Share Amounts)

Dividend payments in 2016 were $1,508, an increase from $1,493 in 2015 and $1,446 in 2014. Dividend payments increased to $1.55 per share in 2016 from $1.50 per share in 2015 and $1.42 per share in 2014. In the first quarter of 2016, the Company’s Board increased the quarterly common stock cash dividend to $0.39 per share from $0.38 per share, effective in the second quarter of 2016.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a share repurchase program (the “2015 Program”), which replaced the previous program approved by the Board in 2011 (the “2011 Program”). The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

Aggregate share repurchases in 2016 consisted of 18.3 million common shares under the 2015 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,335. Aggregate repurchases in 2015 consisted of 19.9 million common shares under the 2015 Program, 1.7 million common shares under the 2011 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,551. Aggregate repurchases in 2014 consisted of 21.7 million common shares under the 2011 Program and 1.5 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,530.

Cash and cash equivalents increased $345 during 2016 to $1,315 at December 31, 2016, compared to $970 at December 31, 2015, most of which ($1,273 and $932, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

As of December 31, 2016, the Company had approximately $3,400 of undistributed earnings of foreign subsidiaries for which no U.S. income or foreign withholding taxes have been provided as the Company considered such earnings to be indefinitely reinvested outside of the U.S. and, therefore, not subject to such taxes.

In order to fully recognize a $210 U.S. income tax benefit in 2016 principally related to changes in Venezuela’s foreign exchange regime, during the quarter ended March 31, 2016, the Company decided to repatriate in 2016 $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210. The Company currently does not anticipate a need to repatriate additional undistributed earnings of foreign subsidiaries. Any future repatriation would be subject to applicable U.S. income and foreign withholding taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

(Dollars in Millions Except Per Share Amounts)

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2016:

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt including current portion(1)	$5,575	$—	$698	$1,025	$248	$297	$3,307
Net cash interest payments on long-term debt(2)	1,394	128	121	118	106	104	817
Leases	860	178	160	143	130	104	145
Purchase obligations(3)	820	534	141	110	24	7	4
Total	$8,649	$840	$1,120	$1,396	$508	$512	$4,273
_______

(1)
The Company classifies commercial paper and notes maturing within the next 12 months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. The amounts in this table exclude such obligations.

(2)
Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest payments associated with floating rate instruments are based on management’s best estimate of projected interest rates for the remaining term of variable rate debt.

(3)
The Company had outstanding contractual obligations with suppliers at the end of 2016 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2017. Management’s best estimate of voluntary contributions the Company will make to U.S. pension plans for the year ending December 31, 2017 is approximately $57. In addition, total benefit payments to be paid to participants for the year ending December 31, 2017 from the Company’s assets are estimated to be approximately $81.

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

Prior to the deconsolidation of the Company’s Venezuelan operations, which was effective December 31, 2015, the functional currency for CP Venezuela was the U.S. dollar since Venezuela was designated as hyper-inflationary, and Venezuelan currency fluctuations were reported in income. The local currency-denominated non-monetary assets of the Venezuelan operations, including inventories and property, plant and equipment were remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities were remeasured at period-end exchange rates. Remeasurement adjustments for these operations were included in Net income attributable to Colgate-Palmolive Company. Refer to “Executive Overview and Outlook” above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

The Company primarily utilizes foreign currency contracts, including forward and swap contracts, option contracts, foreign and local currency deposits and local currency borrowings to hedge portions of its exposures relating to foreign currency purchases, assets and liabilities created in the normal course of business and the net investment in certain foreign subsidiaries. The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates.

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in net unrealized gains of $20 and $35 at December 31, 2016 and 2015, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2016, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $45.

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

Based on year-end 2016 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $13 in 2016.

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

The Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, resulted in net unrealized losses of $0 in December 31, 2016 and 2015. At the end of 2016, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $1.

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

Recent Accounting Pronouncements

On October 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The guidance is effective for the Company on January 1, 2018 and early adoption is permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on January 1, 2018 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

For the years 2014 to 2016, the Company recognized excess tax benefits in equity in the range of $55 to $63 per year. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance was effective for the Company beginning on January 1, 2017.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

On February 25, 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. As permitted, the Company early-adopted the new standard on March 31, 2016, on a prospective basis, and did not retrospectively adjust prior periods.

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out (“LIFO”) and the retail inventory method. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning on January 1, 2018. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company continues to make progress in its implementation and assessment of the new standard and while the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

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

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 750 bps, from 60.0% to 52.5% in 2016 and decreased by 770 bps in 2015 and 2014, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the LIFO method (25% of inventories). There would have been no material impact on reported earnings for 2016, 2015 or 2014 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves and, prior to the deconsolidation of the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.27%, 4.93% and 4.24% as of December 31, 2016, 2015 and 2014, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 4.41%, 4.97% and 4.36% as of December 31, 2016, 2015 and 2014, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.80% as of December 31, 2016, 2015 and 2014. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 6%, 8%, 5%, 6% and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 53% in fixed income securities, 27% in equity securities and 20% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $10. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $2. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2016, 2015 and 2014. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

(Dollars in Millions Except Per Share Amounts)

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.33% for 2017, declining to 4.75% by 2022 and remaining at 4.75% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $6.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2016 was $8.10. The Black-Scholes model uses various assumptions to determine the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 7%. A 1% change in volatility would change fair value by approximately 7%.

▪
Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. The Company performs either a quantitative or qualitative assessment to determine the fair value of its reporting units for goodwill and fair value of its indefinite life intangible assets. The asset impairment analysis is generally performed using an income method, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, foreign exchange rates and the selection of a discount rate. For the Company’s goodwill impairment analysis, fair value is also determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. When multiple valuation methodologies are used, the results are weighted appropriately. Qualitative factors, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance.

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

▪
Legal and other contingency reserves are based on management’s assessment of the risk of potential loss, which includes consultation with outside legal counsel and other advisors. Such assessments are reviewed each period and revised based on current facts and circumstances, if necessary. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the impact of such contingencies, based on current knowledge it is the opinion of management that these matters will not have a material effect on the Company’s financial position, or its ongoing results of operations or cash flows. Refer to Note 13, Commitments and Contingencies to the Consolidated Financial Statements for further discussion of the Company’s contingencies.

(Dollars in Millions Except Per Share Amounts)

▪
Prior to the deconsolidation of the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela required careful consideration by management given the various currency exchange mechanisms that exist in Venezuela. Although access to U.S. dollars in Venezuela had been challenging, because the majority of the products in CP Venezuela’s portfolio were designated as “essential” by the Venezuelan government, historically CP Venezuela’s access to U.S. dollars at the official rate of 6.30 bolivares per dollar was generally sufficient to settle most of its U.S. dollar obligations for imported materials. However, the Company believed this rate was not applicable to foreign investments and could not be used to pay dividends. The Company also gave consideration to using the SIMADI rate to remeasure the financial statements of CP Venezuela; however, CP Venezuela did not participate in the SIMADI market through December 31, 2015 and had no intention to do so. As a result, the Company remeasured the financial statements of CP Venezuela at the rate at which it believed was applicable for the remittance of future dividends which, based on the advice of legal counsel, was the SICAD rate.

Refer to “Executive Overview and Outlook” above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

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

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the 2012 Restructuring Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements, except as required by law. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, and has expressed an unqualified opinion in their report, which appears in this report.

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

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman, President and Chief Executive Officer, the Chief Financial Officer and the Chief Transformation Officer and Corporate Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2017 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2016:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	46,637	(1)	$57.14	(2)	39,151	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	46,637		$57.14		39,151
_______

(1)
Consists of 43,692 options outstanding and 2,945 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $61.00 and restricted stock units of $0.00.

(3)	Amount includes 28,401 options available for issuance and 10,750 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements.”

(b)	Exhibits

See “Exhibits to Form 10-K.”

ITEM 16.    FORM 10-K SUMMARY

None.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Colgate-Palmolive Company (Registrant)

Date: February 23, 2017	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	Charles A. Bancroft, John P. Bilbrey, John T. Cahill, Helene D. Gayle, Ellen M. Hancock, C. Martin Harris, Richard J. Kogan, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove

/s/ Dennis J. Hickey	/s/ Jennifer M. Daniels
Dennis J. Hickey Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Colgate-Palmolive Company and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 23, 2017

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2016	2015	2014
Net sales	$15,195	$16,034	$17,277
Cost of sales	6,072	6,635	7,168
Gross profit	9,123	9,399	10,109
Selling, general and administrative expenses	5,249	5,464	5,982
Other (income) expense, net	37	62	570
Charge for Venezuela accounting change	—	1,084	—
Operating profit	3,837	2,789	3,557
Interest (income) expense, net	99	26	24
Income before income taxes	3,738	2,763	3,533
Provision for income taxes	1,152	1,215	1,194
Net income including noncontrolling interests	2,586	1,548	2,339
Less: Net income attributable to noncontrolling interests	145	164	159
Net income attributable to Colgate-Palmolive Company	$2,441	$1,384	$2,180
Earnings per common share, basic	$2.74	$1.53	$2.38
Earnings per common share, diluted	$2.72	$1.52	$2.36

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2016	2015	2014
Net income including noncontrolling interests	$2,586	$1,548	$2,339
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(137)	(645)	(685)
Retirement plan and other retiree benefit adjustments	(109)	196	(329)
Gains (losses) on available-for-sale securities	(1)	(7)	(48)
Gains (losses) on cash flow hedges	5	2	2
Total Other comprehensive income (loss), net of tax	(242)	(454)	(1,060)
Total Comprehensive income including noncontrolling interests	2,344	1,094	1,279
Less: Net income attributable to noncontrolling interests	145	164	159
Less: Cumulative translation adjustments attributable to noncontrolling interests	(12)	(11)	(4)
Total Comprehensive income attributable to noncontrolling interests	133	153	155
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,211	$941	$1,124

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2016	2015
Assets		(A)
Current Assets
Cash and cash equivalents	$1,315	$970
Receivables (net of allowances of $73 and $59, respectively)	1,411	1,427
Inventories	1,171	1,180
Other current assets	441	807
Total current assets	4,338	4,384
Property, plant and equipment, net	3,840	3,796
Goodwill	2,107	2,103
Other intangible assets, net	1,313	1,346
Deferred income taxes	301	67
Other assets	224	239
Total assets	$12,123	$11,935
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$13	$4
Current portion of long-term debt	—	298
Accounts payable	1,124	1,110
Accrued income taxes	441	277
Other accruals	1,727	1,845
Total current liabilities	3,305	3,534
Long-term debt	6,520	6,246
Deferred income taxes	246	233
Other liabilities	2,035	1,966
Total liabilities	12,106	11,979
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	1,691	1,438
Retained earnings	19,922	18,861
Accumulated other comprehensive income (loss)	(4,180)	(3,950)
Unearned compensation	(7)	(12)
Treasury stock, at cost	(19,135)	(18,102)
Total Colgate-Palmolive Company shareholders’ equity	(243)	(299)
Noncontrolling interests	260	255
Total equity	17	(44)
Total liabilities and equity	$12,123	$11,935
(A) Prior year amounts have been reclassified to conform to the current year presentation of debt issuance costs required by Accounting Standards Update (“ASU”) No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs.” See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2014	$1,466	$1,004	$(33)	$(15,633)	$17,952	$(2,451)	$231
Net income					2,180		159
Other comprehensive income (loss), net of tax						(1,056)	(4)
Dividends					(1,300)		(146)
Stock-based compensation expense		131
Shares issued for stock options		100		225
Shares issued for restricted stock awards		(77)		77
Treasury stock acquired				(1,530)
Other		78	13	(1)
Balance, December 31, 2014	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					1,384		164
Other comprehensive income (loss), net of tax						(443)	(11)
Dividends					(1,355)		(138)
Stock-based compensation expense		125
Shares issued for stock options		90		243
Shares issued for restricted stock awards		(69)		69
Treasury stock acquired				(1,551)
Other		56	8	(1)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255
Net income					2,441		145
Other comprehensive income (loss), net of tax						(230)	(12)
Dividends					(1,380)		(128)
Stock-based compensation expense		123
Shares issued for stock options		128		242
Shares issued for restricted stock awards		(60)		60
Treasury stock acquired				(1,335)
Other		62	5
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)	$260

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2016	2015	2014
Operating Activities
Net income including noncontrolling interests	$2,586	$1,548	$2,339
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	443	449	442
Restructuring and termination benefits, net of cash	(9)	69	64
Venezuela remeasurement charges	—	34	327
Charge for a foreign tax matter	—	—	66
Stock-based compensation expense	123	125	131
Gain on sale of land in Mexico	(97)	—	—
Gain on sale of South Pacific laundry detergent business	—	(187)	—
Charge for Venezuela accounting change	—	1,084	—
Deferred income taxes	56	(51)	18
Voluntary benefit plan contributions	(53)	—	(2)
Cash effects of changes in:
Receivables	(17)	(75)	(109)
Inventories	(4)	(13)	(60)
Accounts payable and other accruals	100	(67)	57
Other non-current assets and liabilities	13	33	25
Net cash provided by operations	3,141	2,949	3,298
Investing Activities
Capital expenditures	(593)	(691)	(757)
Sale of property and non-core product lines	—	9	24
Purchases of marketable securities and investments	(336)	(742)	(340)
Proceeds from sale of marketable securities and investments	378	599	283
Proceeds from sale of land in Mexico	60	—	—
Proceeds from sale of South Pacific laundry detergent business	—	221	—
Payment for acquisitions, net of cash acquired	(5)	(13)	(87)
Reduction in cash due to Venezuela accounting change	—	(75)	—
Other	(3)	7	18
Net cash used in investing activities	(499)	(685)	(859)
Financing Activities
Principal payments on debt	(7,274)	(9,181)	(8,525)
Proceeds from issuance of debt	7,438	9,602	8,960
Dividends paid	(1,508)	(1,493)	(1,446)
Purchases of treasury shares	(1,335)	(1,551)	(1,530)
Proceeds from exercise of stock options and excess tax benefits	446	347	371
Net cash used in financing activities	(2,233)	(2,276)	(2,170)
Effect of exchange rate changes on Cash and cash equivalents	(64)	(107)	(142)
Net (decrease) increase in Cash and cash equivalents	345	(119)	127
Cash and cash equivalents at beginning of year	970	1,089	962
Cash and cash equivalents at end of year	$1,315	$970	$1,089
Supplemental Cash Flow Information
Income taxes paid	$932	$1,259	$1,009
Interest paid	$162	$131	$133

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners, bleaches and other similar items. These products are sold primarily to retail trade customers and wholesale distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers and veterinarians. Products from both product segments are also sold to e-commerce retailers. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2016	2015	2014
Oral Care	47%	47%	46%
Personal Care	20%	20%	21%
Home Care	18%	19%	20%
Pet Nutrition	15%	14%	13%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2016 and 2015, equity method investments included in Other assets in the Consolidated Balance Sheets were $38 and $34, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method. Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of its Venezuelan subsidiary (“CP Venezuela”) and began accounting for CP Venezuela using the cost method of accounting. As a result, effective December 31, 2015, CP Venezuela’s net assets and operating results are no longer included in the Company’s Consolidated Financial Statements. See Note 14, Venezuela for further information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves and, prior to the deconsolidation of the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela (see Note 14, Venezuela). Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,140, $1,235 and $1,326 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. The cost of approximately 75% of inventories is determined using the first-in, first-out (“FIFO”) method. The cost of all other inventories, in the U.S. and Mexico, is determined using the last-in, first-out (“LIFO”) method.

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

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return. The Company recognizes interest expense and penalties related to unrecognized tax benefits within Provision for income taxes.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

For subsidiaries operating in highly inflationary environments, local currency-denominated non-monetary assets, including inventories, goodwill and property, plant and equipment, are remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company. Prior to the deconsolidation of the Company’s Venezuelan operations, CP Venezuela was designated as hyper-inflationary and the functional currency for CP Venezuela was the U.S. dollar. See Note 14, Venezuela for further information.

Recent Accounting Pronouncements

On October 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. The guidance is effective for the Company on January 1, 2018 and early adoption is permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company on January 1, 2018 and early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

For the years 2014 to 2016, the Company recognized excess tax benefits in equity in the range of $55 to $63 per year. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance was effective for the Company beginning on January 1, 2017.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

On February 25, 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

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

On November 20, 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. As permitted, the Company early-adopted the new standard on March 31, 2016, on a prospective basis, and did not retrospectively adjust prior periods.

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than LIFO and the retail inventory method. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures which are significantly more comprehensive than those in existing revenue standards. This new guidance is effective for the Company beginning on January 1, 2018. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company continues to make progress in its implementation and assessment of the new standard and while the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” on January 1, 2016. To conform to the current year’s presentation, debt issuance costs have been reclassified from Other assets and are now presented as a direct deduction to the carrying amount of the related debt balance at December 31, 2015. The reclassification had no further effect on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

3.    Acquisitions and Divestitures

Sale of Land in Mexico

In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax or $0.07 per diluted share) in the third quarter of 2016, net of costs primarily related to site preparation.

Sale of Laundry Detergent Business in the South Pacific

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. The funds from the sale were reinvested to expand the 2012 Restructuring Program (see Note 4, Restructuring and Related Implementation Changes).

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

The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2017 are expected to approximate $180 to $360 ($140 to $260 aftertax). It is expected that substantially all charges resulting from the 2012 Restructuring Program will be incurred by December 31, 2017.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

It is expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300 to 3,800 positions from the Company’s global employee workforce.

For the years ended December 31, 2016, 2015 and 2014, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2016	2015	2014
Cost of sales	$46	$20	$29
Selling, general and administrative expenses	77	64	62
Other (income) expense, net	105	170	195
Total 2012 Restructuring Program charges, pretax	$228	$254	$286

Total 2012 Restructuring Program charges, aftertax	$168	$183	$208

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2016	2015	2014	Accumulated Charges
North America	35%	21%	11%	17%
Latin America	5%	3%	4%	4%
Europe (1)	12%	14%	20%	22%
Asia Pacific (1)	4%	4%	3%	3%
Africa/Eurasia	14%	5%	3%	7%
Hill’s Pet Nutrition	7%	5%	10%	7%
Corporate	23%	48%	49%	40%
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of April 1, 2016. See Note 15, Segment Information for additional details.

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,228 ($907 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2016
Employee-Related Costs	$465
Incremental Depreciation	80
Asset Impairments	27
Other	656
Total	$1,228

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

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2014	$116	$—	$—	$42	$158
Charges	73	25	1	187	286
Cash payments	(95)	—	—	(117)	(212)
Charges against assets	(5)	(25)	(1)	—	(31)
Foreign exchange	(4)	—	—	(5)	(9)
Other	—	—	—	—	—
Balance at December 31, 2014	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $4, $17 and $5 for the years ended December 31, 2016, 2015 and 2014, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the years ended December 31, 2016, 2015 and 2014 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $116, $65 and $65, respectively, and contract termination costs and charges resulting directly from exit activities of $21, $8 and $40, respectively, directly related to the 2012 Restructuring Program. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2016, 2015 and 2014 are other exit costs of $1, $47 and $82, respectively, related to the consolidation of facilities.

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2016 and 2015, by segment was as follows:

	2016	2015
Oral, Personal and Home Care
North America	$336	$333
Latin America	260	224
Europe (1)	1,233	1,268
Asia Pacific (1)	187	188
Africa/Eurasia	76	75
Total Oral, Personal and Home Care	2,092	2,088
Pet Nutrition	15	15
Total Goodwill	$2,107	$2,103
(1) The Company has recast its historical geographic segment information to conform to the reporting structure effective as of April 1, 2016. See Note 15, Segment Information for additional details.

The change in the amount of Goodwill in each year is primarily due to the impact of foreign currency translation.

Other intangible assets as of December 31, 2016 and 2015 were comprised of the following:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$539	$(317)	$222	$545	$(302)	$243
Other finite life intangible assets	231	(78)	153	216	(64)	152
Indefinite life intangible assets	938	—	938	951	—	951
Total Other intangible assets	$1,708	$(395)	$1,313	$1,712	$(366)	$1,346

The changes in the net carrying amounts of Other intangible assets during 2016, 2015 and 2014 were primarily due to amortization expense of $33, $33 and $32, respectively, as well as the impact of foreign currency translation. Annual estimated amortization expense for each of the next five years is expected to be approximately $30.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2016	2015
Notes	2.0%	2017	-	2078	$6,225	$6,539
Commercial paper	(0.3)%	2017			295	5
					6,520	6,544
Less: Current portion of long-term debt					—	298
Total					$6,520	$6,246

The weighted-average interest rate on short-term borrowings of $13 in 2016 and $4 in 2015 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2016 and 2015 was 1.6% and 1.8%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2016, were as follows:

Years Ended December 31,
2017	$—
2018	698
2019	1,025
2020	248
2021	297
Thereafter	3,307

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

The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. The debt issuances in 2015 were under the Company’s shelf registration statement. The debt issuance during the third quarter of 2015 was U.S. dollar-denominated. Proceeds from the debt issuances in the second and third quarters of 2015 were used for general corporate purposes which included the retirement of commercial paper borrowings.

At December 31, 2016, the Company had access to unused domestic and foreign lines of credit of $2,927 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. In 2016, the facility was extended for an additional year to November 2020. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2017. Commitment fees related to the credit facilities are not material.

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

The Company primarily utilizes foreign currency contracts, including forward and swap contracts, option contracts, foreign and local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. The duration of foreign currency contracts generally does not exceed 12 months and the contracts are valued using observable market rates (Level 2 valuation).

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2016 and December 31, 2015:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/16	12/31/15		12/31/16	12/31/15
Interest rate swap contracts	Other current assets	$1	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	1	7	Other liabilities	—	—
Foreign currency contracts	Other current assets	29	131	Other accruals	4	5
Foreign currency contracts	Other assets	5	—	Other liabilities	—	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$36	$138		$4	$5

Derivatives not designated
Foreign currency contracts	Other assets	—	13	Other liabilities	—	—
Total not designated		$—	$13		$—	$—

Total derivative instruments		$36	$151		$4	$5

Other financial instruments
Marketable securities	Other current assets	$23	$61
Total other financial instruments		$23	$61

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2016 and 2015. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2016 and 2015, was $6,717 and $6,767, respectively, and the related carrying value was $6,520 and $6,544, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during each period presented was as follows:

	2016			2015
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$204	$1,250	$1,454	$573	$1,250	$1,823
Gain (loss) on derivatives	5	(5)	—	(3)	(4)	(7)
Gain (loss) on hedged items	(5)	5	—	3	4	7

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during each period presented was as follows:

	2016			2015
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$643	$7	$650	$745	$9	$754
Gain (loss) recognized in OCI	12	(1)	11	19	(1)	18
Gain (loss) reclassified into Cost of sales	4	—	4	17	(1)	16

The net gain (loss) recognized in OCI for both foreign currency contracts and commodity contracts is generally expected to be recognized in Cost of sales within the next twelve months.

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

Activity related to net investment hedges recorded during each period presented was as follows:

	2016			2015
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$498	$1,118	$1,616	$645	$800	$1,445
Gain (loss) on instruments	22	35	57	73	48	121
Gain (loss) on hedged items	(25)	(35)	(60)	(73)	(48)	(121)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for each period consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Derivatives not designated as hedging instruments also include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the twelve months ended December 31, 2016.

Activity related to these contracts during each period presented was as follows:

	2016	2015
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at December 31,	$4	$102
Gain (loss) on instruments	5	11
Gain (loss) on hedged items	(5)	(4)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Included in Other current assets at December 31, 2016 are marketable securities, which consist of bank deposits of $23 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $48 classified as held-to-maturity and carried at amortized cost. The long-term portion of these bonds in the amount of $4 is included in Other assets.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked devaluation-protected bonds and Argentinian peso-denominated bonds issued by the Argentinian government. As of December 31, 2016 and 2015, the amortized cost of these bonds was $52 and $61, respectively, and their approximate fair value was $64 and $77, respectively (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2014, Other current assets included marketable securities and the current portion of bonds issued by the Venezuelan government. Effective December 31, 2015, the Company began accounting for CP Venezuela using the cost method of accounting and as a result its Consolidated Balance Sheet as of December 31, 2015 no longer includes the assets and liabilities of CP Venezuela.

The following table presents a reconciliation of the Venezuelan bonds at fair value for the twelve months ended December 31, 2015 and 2014:

	2015	2014
Beginning balance as of January 1	$399	$685
Unrealized gain (loss) on investment	(17)	(341)
Purchases and sales during the period	12	55
Venezuela deconsolidation	(394)	—
Ending balance as of December 31	$—	$399

Unrealized loss on investment for the years ended December 31, 2015 and 2014 consisted primarily of a loss in the amount of $50 and $324, respectively, related to the remeasurement of the bolivar-denominated fixed interest rate bonds and the devaluation-protected bonds in Venezuela as a result of the effective devaluations in the those periods. For further information regarding Venezuela, refer to Note 14, Venezuela.

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,335 during 2016 under the 2015 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2014	919,946,575	545,759,785

Common stock acquired	(23,131,081)	23,131,081
Shares issued for stock options	7,977,124	(7,977,124)
Shares issued for restricted stock units and other	1,919,527	(1,919,527)
Balance, December 31, 2014	906,712,145	558,994,215

Common stock acquired	(22,802,784)	22,802,784
Shares issued for stock options	7,394,839	(7,394,839)
Shares issued for restricted stock units and other	1,434,318	(1,434,318)
Balance, December 31, 2015	892,738,518	572,967,842

Common stock acquired	(19,271,304)	19,271,304
Shares issued for stock options	8,536,639	(8,536,639)
Shares issued for restricted stock units and other	1,105,110	(1,105,110)
Balance, December 31, 2016	883,108,963	582,597,397

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The fair value of restricted stock units, generally based on market prices, is amortized on a straight-line basis over the requisite service period. The estimated fair value of stock options on the date of grant is amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Awards to employees eligible for retirement prior to the award becoming fully vested are recognized as compensation cost from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.

The Company has one incentive compensation plan, which was approved by the Company’s stockholders on May 10, 2013, pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. Previously, the Company issued these awards pursuant to four different stockholder-approved plans. The total stock-based compensation expense charged against pretax income for these plans was $123, $125 and $131 for the years ended December 31, 2016, 2015 and 2014, respectively. The total income tax benefit recognized on stock-based compensation was approximately $40, $39 and $42 for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2016, 2015 and 2014 was $8.10, $7.25 and $7.60, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2016	2015	2014
Expected term of options	4.5 years	4.5 years	4.5 years
Expected volatility rate	16.7%	17.6%	17.1%
Risk-free interest rate	1.2%	1.5%	1.6%
Expected dividend yield	2.1%	2.5%	2.3%

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

Restricted Stock Units

The Company grants restricted stock unit awards to officers and other employees. Awards vest at the end of the restriction period, which is generally three years. As of December 31, 2016, approximately 10,750,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2016 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2016	3,166	$61
Activity:
Granted	933	70
Vested	(1,048)	58
Forfeited	(106)	59
Restricted stock units as of December 31, 2016	2,945	$66

As of December 31, 2016, there was $56 of total unrecognized compensation expense related to nonvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $61, $70 and $71, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2016, 28,401,438 shares of common stock were available for future stock option grants.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

A summary of stock option activity during 2016 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2016	43,920	$56
Granted	9,163	73
Exercised	(8,903)	46
Forfeited or expired	(488)	60
Options outstanding, December 31, 2016	43,692	61	4	$261
Options exercisable, December 31, 2016	26,396	$57	3	$236

As of December 31, 2016, there was $49 of total unrecognized compensation expense related to options, which will be recognized over a weighted-average period of 1.7 years. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $221, $200 and $211, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2016, 2015 and 2014 was $59, $55 and $63, respectively. Through December 31, 2016 these amounts were recognized in equity and were reported as a financing cash flow. Effective January 1, 2017, as a result of the required adoption of ASU No. 2016-09, excess tax benefits will be recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2016, 2015 and 2014 were $386, $299 and $314, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2016 and 2015, there were 21,082,162 and 23,636,184 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2016, the ESOP had outstanding borrowings from the Company of $7, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2016, 16,409,918 shares of common stock had been released and allocated to participant accounts and 4,672,244 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0, $0, and $2 in 2016, 2015 and 2014, respectively.

The Company paid dividends on the shares held by the ESOP of $35 in 2016, $38 in 2015 and $40 in 2014. The Company contributed to the ESOP $0, $0 and $2 in 2016, 2015 and 2014, respectively.

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

Effective January 1, 2014, the Company provides all future retirement benefits through the Company’s defined contribution plan. As a result, service after December 31, 2013 is not considered for participants in the Company’s U.S. defined benefit retirement plan. Participants in the Company’s U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula continue to earn interest credits on their vested balances as of December 31, 2013 but no longer receive pay credits. Participants whose retirement benefit was determined under the final average earnings formula continue to have their final average earnings adjusted for pay increases until termination of employment.

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	27%	41%
Fixed income securities	53%	40%
Real estate and other investments	20%	19%
Total	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2016 the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$27	$13	$—
U.S. common stocks	Level 1	127	3	—
International common stocks	Level 1	—	3	—
Pooled funds(1)	Level 1	134	84	—
Fixed income securities(2)	Level 2	767	22	—
Guaranteed investment contracts(3)	Level 2	1	49	—
		1,056	174	—
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		323	155	—
Fixed income funds(5)		118	155	—
Hedge funds(6)		96	3	—
Multi-Asset funds(7)		52	3	—
Real estate funds(8)		43	19	—
		632	335	—

Other assets and liabilities, net(9)		(42)	—	—
Total Investments		$1,646	$509	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

At December 31, 2015 the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$16	$13	$—
U.S. common stocks	Level 1	126	3	1
Pooled funds(1)	Level 1	112	76	1
Fixed income securities(2)	Level 2	718	24	6
Guaranteed investment contracts(3)	Level 2	1	52	—
		973	168	8
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		309	158	3
Fixed income funds(5)		123	165	1
Hedge funds(6)		131	6	1
Multi-Asset funds(7)		49	4	—
Real estate funds(8)		39	19	1
		651	352	6

Other assets and liabilities, net(9)		—	—	—
Total Investments		$1,624	$520	$14
_______

(1)	Pooled funds primarily invest in U.S. and foreign equity securities, debt and money market securities.

(2)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2016 and 2015, approximately 50% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

(3)
The guaranteed investment contracts (“GICs”) represent contracts with insurance companies measured at the cash surrender value of each contract. The Level 2 valuation reflects that the cash surrender value is based principally on a referenced pool of investment funds with active redemption.

(4)
In accordance with ASU 2015-07, investments that are measured at fair value using net asset value (“NAV”) per share as a practical expedient have not been classified in the fair value hierarchy. The Company has applied ASU 2015-07 retrospectively for the year ended December 31, 2016. The NAV is based on the value of the underlying investments owned, minus its liabilities, divided by the number of shares outstanding. There are no unfunded commitments related to these investments. Redemption notice period primarily ranges from 0-3 months and redemption frequency windows range from daily to quarterly.

(5)	Fixed income funds primarily invest in U.S. government and investment grade corporate bonds.

(6)
Consists of investments in underlying hedge fund strategies that are primarily implemented through the use of long and short equity and fixed income securities and derivative instruments such as futures and options.

(7)	Multi-Asset funds primarily invest across a variety of asset classes, including global stocks and bonds, as well as alternative strategies.

(8)
Real estate is valued using the NAV per unit of funds that are invested in real estate property. The investment value of the real estate property is determined quarterly using independent market appraisals as determined by the investment manager.

(9)	This category primarily includes unsettled trades for investments purchased and sold and dividend receivables.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% of U.S. plan assets at December 31, 2016 and December 31, 2015. No shares of the Company’s common stock were purchased or sold by the U.S. plans in 2016 or 2015. The plans received dividends on the Company’s common stock of $3 in 2016 and 2015.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2016	2015	2016	2015	2016	2015
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,201	$2,406	$802	$916	$862	$1,011
Service cost	1	2	16	20	13	14
Interest cost	105	100	25	28	43	44
Participants’ contributions	—	—	2	2	—	—
Acquisitions/plan amendments	—	—	1	3	—	—
Actuarial loss (gain)	129	(189)	76	(3)	39	(154)
Foreign exchange impact	—	—	(47)	(75)	1	(14)
Termination benefits (1)	3	16	—	—	1	1
Curtailments and settlements	—	—	(37)	(16)	—	—
Benefit payments	(141)	(134)	(36)	(38)	(36)	(40)
Other (2)	—	—	(2)	(35)	—	—
Benefit obligations at end of year	$2,298	$2,201	$800	$802	$923	$862
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,624	$1,771	$520	$552	$14	$41
Actual return on plan assets	88	(33)	46	20	1	—
Company contributions	75	20	54	35	21	13
Participants’ contributions	—	—	2	2	—	—
Foreign exchange impact	—	—	(43)	(35)	—	—
Settlements and acquisitions	—	—	(33)	(14)	—	—
Benefit payments	(141)	(134)	(36)	(38)	(36)	(40)
Other	—	—	(1)	(2)	—	—
Fair value of plan assets at end of year	$1,646	$1,624	$509	$520	$—	$14
Funded Status
Benefit obligations at end of year	$2,298	$2,201	$800	$802	$923	$862
Fair value of plan assets at end of year	1,646	1,624	509	520	—	14
Net amount recognized	$(652)	$(577)	$(291)	$(282)	$(923)	$(848)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$8	$17	$—	$—
Current liabilities	(24)	(21)	(12)	(12)	(44)	(41)
Noncurrent liabilities	(628)	(556)	(287)	(287)	(879)	(807)
Net amount recognized	$(652)	$(577)	$(291)	$(282)	$(923)	$(848)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$962	$852	$254	$219	$330	$305
Transition/prior service cost	2	2	5	7	(2)	(2)
	$964	$854	$259	$226	$328	$303
Accumulated benefit obligation	$2,230	$2,100	$739	$739	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2016	2015	2016	2015	2016	2015
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.27%	4.93%	2.59%	3.17%	4.41%	4.97%
Long-term rate of return on plan assets	6.80%	6.80%	4.14%	4.62%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	2.58%	2.78%	—%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.33%	6.67%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2016 and 2015 pursuant to the 2012 Restructuring Program.

(2)	Other in International Pension Plans for 2015 includes a $33 impact related to the deconsolidation of the Company’s Venezuelan operations. See Note 14, Venezuela.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2016 for the U.S. plans was 6.80%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 6%, 8%, 5%, 6%, and 8%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2016 weighted-average rate of return of 4.14%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.33% in 2017 to 4.75% by 2022, remaining at 4.75% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$119	$(96)
Total of service and interest cost components	9	(7)

Expected mortality is a key assumption in the measurement for pension and other postretirement benefit obligations. For the Company’s U.S. plans, this assumption was updated as of December 31, 2016 in order to reflect the Society of Actuaries’ updated mortality improvement scale published in October 2016. This resulted in a decrease of 1% and 2% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively. This assumption was previously updated for the Company’s U.S. plans as of December 31, 2015 in order to reflect the Society of Actuaries’ mortality tables and mortality improvement scale published in October 2015 which resulted in a decrease of 1% and 2% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2016	2015
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,973	$2,667
Fair value of plan assets	2,024	1,792

Accumulated benefit obligation	2,840	2,499
Fair value of plan assets	2,003	1,772

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$2	$1	$16	$20	$17	$13	$14	$11
Interest cost	105	100	102	25	28	35	43	44	42
Annual ESOP allocation	—	—	—	—	—	—	—	—	(1)
Expected return on plan assets	(109)	(117)	(112)	(23)	(28)	(29)	(1)	(2)	(3)
Amortization of transition and prior service costs (credits)	—	—	1	—	2	4	—	—	3
Amortization of actuarial loss	41	44	37	8	11	6	14	25	16
Net periodic benefit cost	$38	$29	$29	$26	$33	$33	$69	$81	$68
Other postretirement charges	3	16	5	11	(1)	(8)	1	1	—
Total pension cost	$41	$45	$34	$37	$32	$25	$70	$82	$68
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.93%	4.24%	4.96%	3.17%	3.06%	3.99%	4.97%	4.36%	5.24%
Long-term rate of return on plan assets	6.80%	6.80%	6.80%	4.62%	5.05%	5.50%	6.80%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.78%	2.83%	3.02%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.67%	7.00%	7.00%

Other postretirement charges in 2016, 2015 and 2014 include pension and other benefit enhancements amounting to $4, $17 and $5 respectively, incurred pursuant to the 2012 Restructuring Program. Other postretirement charges in 2016 also includes $11 related to pension plan settlements incurred primarily pursuant to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company made voluntary contributions of $53, $0 and $2 in 2016, 2015 and 2014, respectively, to its U.S. retirement plans.

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Plans	Other Retiree Benefit Plans
Net actuarial loss	$57	$17
Net transition and prior service cost	—	—

Expected Contributions and Benefit Payments

Management’s best estimate of voluntary contributions the Company will make to U.S. pension plans for the year ending December 31, 2017 is approximately $57. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2017 from the Company’s assets are estimated to be approximately $81. Total benefit payments expected to be paid to participants from plan assets, or directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2017	$137	$37	$45	$219
2018	137	32	46	215
2019	140	32	46	218
2020	144	34	47	225
2021	150	36	48	234
2022-2026	733	202	256	1,191

11.    Income Taxes

The components of Income before income taxes are as follows for the three years ended December 31:

	2016	2015	2014
United States	$1,191	$1,118	$1,094
International	2,547	1,645	2,439
Total Income before income taxes	$3,738	$2,763	$3,533

The Provision for income taxes consists of the following for the three years ended December 31:

	2016	2015	2014
United States	$395	$376	$348
International	757	839	846
Total Provision for income taxes	$1,152	$1,215	$1,194

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total Provision for income taxes as follows:

	2016	2015	2014
Goodwill and intangible assets	$18	$3	$(40)
Property, plant and equipment	(3)	(25)	(13)
Pension and other retiree benefits	—	36	19
Stock-based compensation	15	11	11
Tax loss and tax credit carryforwards	5	(4)	5
Other, net	(106)	98	(19)
Total deferred tax benefit (provision)	$(71)	$119	$(37)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2016	2015	2014
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	1.0	0.7
Earnings taxed at other than United States statutory rate	(2.7)	(3.6)	(2.3)
(Benefit) charge for previously disclosed tax matters(1)	(0.8)	0.5	1.9
(Benefit) on Venezuela remeasurement(2)	(5.6)	—	—
Tax charge on incremental repatriation of foreign earnings(2)	5.6	—	—
Venezuela deconsolidation(3)	—	12.8	—
Other, net	(1.2)	(1.7)	(1.5)
Effective tax rate	30.8%	44.0%	33.8%
_________

(1)
The benefit from a previously disclosed tax matter in 2016 relates to several Supreme Court and Administrative Court rulings in a foreign jurisdiction allowing certain tax deductions which had the effect of reversing prior decisions. The charge for a previously disclosed tax matter in 2015 relates to several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The charge for a foreign tax matter in 2014 relates to a notice of an adverse decision in a foreign court regarding a tax position taken in prior years.

(2)
The effective tax rate in 2016 included a $210 U.S. income tax benefit recognized in the first quarter of 2016 principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully recognize the $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

(3)	See Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2016	2015
Deferred tax liabilities:
Goodwill and intangible assets	$(451)	$(458)
Property, plant and equipment	(380)	(380)
Other	(202)	(150)
	(1,033)	(988)
Deferred tax assets:
Pension and other retiree benefits	599	541
Tax loss and tax credit carryforwards	34	30
Accrued liabilities	246	235
Stock-based compensation	127	123
Other	82	151
	1,088	1,080
Net deferred income taxes	$55	$92

	2016	2015
Deferred taxes included within:
Assets:
Other current assets(1)	$—	$258
Deferred income taxes	301	67
Liabilities:
Deferred income taxes	(246)	(233)
Net deferred income taxes	$55	$92
________
(1) As permitted, the Company early adopted ASU 2015-17 on March 31, 2016 on a prospective basis. The new guidance eliminated the requirement to separate deferred income taxes into current and noncurrent. See Note 2, Summary of Significant Accounting Policies for additional details.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $3,400 of undistributed earnings of foreign subsidiaries at December 31, 2016. These earnings have been and currently are considered to be indefinitely reinvested outside of the U.S. and currently are not subject to such taxes. As the Company operates in over 200 countries and territories throughout the world and due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to determine the tax liability that would arise if these earnings were repatriated.

In addition, net tax benefit of $85 in 2016, net tax expense of $78 in 2015, and net tax benefit of $251 in 2014 recorded directly through equity predominantly include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2016, 2015 and 2014 is summarized below:

	2016	2015	2014
Unrecognized tax benefits:
Balance, January 1	$186	$218	$199
Increases as a result of tax positions taken during the current year	9	20	23
Decreases of tax positions taken during prior years	(45)	(25)	(11)
Increases of tax positions taken during prior years	71	61	32
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(18)	(79)	(10)
Effect of foreign currency rate movements	(2)	(9)	(15)
Balance, December 31	$201	$186	$218

If all of the unrecognized tax benefits for 2016 above were recognized, approximately $180 would impact the effective tax rate and would result in a cash outflow of approximately $175. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $2, $2 and $4 of interest expense related to the above unrecognized tax benefits within income tax expense in 2016, 2015 and 2014, respectively. The Company had accrued interest of approximately $17, $16 and $24 as of December 31, 2016, 2015 and 2014, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2011 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2011, the settlement of which is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2011. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

12.    Earnings Per Share

For the years ended December 31, 2016, 2015 and 2014, earnings per share were as follows:

	2016			2015			2014
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,441	891.8	$2.74	$1,384	902.2	$1.53	$2,180	915.1	$2.38
Stock options and restricted stock units		6.6			7.5			9.2
Diluted EPS	$2,441	898.4	$2.72	$1,384	909.7	$1.52	$2,180	924.3	$2.36

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

As of December 31, 2016, 2015 and 2014, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 3,187,485, 3,228,359 and 1,729,511, respectively. As of December 31, 2016, 2015 and 2014, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,693, 120 and 2,311, respectively.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $178 in 2017, $160 in 2018, $143 in 2019, $130 in 2020, $104 in 2021 and $145 thereafter. Rental expense amounted to $204 in 2016, $214 in 2015 and $234 in 2014. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $820 at December 31, 2016.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, privacy, environmental and tax matters, and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $143. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In September 2015, the Company lost one of its appeals at the administrative level, and has filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal, and plans to file a similar federal court action. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these assessments vigorously.

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

Competition Matters

Certain of the Company’s subsidiaries have been subject to investigations, and, in some cases, fines by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also have involved other consumer goods companies and/or retail customers. These investigations often continue for several years and can result in substantial fines for violations that are found, as well as associated private actions for damages. While the Company cannot predict the final financial impact of pending competition law matters, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of the competition law matters that were pending in 2016 is set forth below.

European Competition Matters

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”) pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine from Unilever as provided in the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company is appealing the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2016, there were 115 individual cases pending against the Company in state and federal courts throughout the United States and a number of the pending cases are expected to go to trial in 2017. The Company believes that a significant portion of its costs incurred in defending and resolving these claims will be covered by insurance policies issued by several primary and excess insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Since the amount of any potential losses from these cases currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases.

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

In the third quarter of 2016, the court indicated that the claims brought by N8 Pharma would be dismissed in their entirety; N8 Pharma requested that the Court reconsider that decision, but that request was denied. Also in the third quarter of 2016, the Company and BYU agreed to resolve BYU’s claims and in December 2016, the Company and N8 Medical agreed to resolve N8 Medical’s claims. These claims were resolved in an amount that is not material to the Company’s results of operations.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

14.    Venezuela

Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of CP Venezuela and began accounting for CP Venezuela using the cost method of accounting. As such, effective December 31, 2015, the Company’s Consolidated Balance Sheet no longer includes the assets and liabilities of CP Venezuela. As a result of this change in accounting, the Company recorded an aftertax charge of $1,058 ($1,084 pretax) or $1.16 per diluted share in 2015. The charge primarily consists of an impairment of the Company’s investment in CP Venezuela of $952, which includes intercompany receivables from CP Venezuela, and $111 related to the reclassification of cumulative translation losses. Prior periods have not been restated and CP Venezuela’s Net sales, Operating profit and Net income are included in the Company’s Consolidated Statements of Income through December 31, 2015.

Since January 1, 2016, under the cost method of accounting, the Company no longer includes the local operating results of CP Venezuela in its Consolidated Financial Statements and includes income relating to CP Venezuela only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties remitted by CP Venezuela, all of which have been immaterial. Although CP Venezuela’s local operating results are no longer included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela in its consolidated U.S. federal income tax return. In the first quarter of 2016, provision for income taxes included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. See Note 11, Income Taxes for additional details.

Prior to the change in accounting, which was effective December 31, 2015, CP Venezuela’s functional currency was the U.S. dollar since Venezuela had been designated hyper-inflationary and, as such, Venezuelan currency fluctuations were reported in income. The Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate (formerly known as the SICAD I rate). During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate for the second and third quarters of 2015. The SICAD rate did not revalue during the fourth quarter of 2015 and was 13.50 bolivares per dollar as of December 31, 2015.

During the year ended December 31, 2014, the Company incurred net pretax losses of $327 ($214 aftertax or $0.23 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD I rate for each of the first three quarters of 2014. The SICAD I rate did not revalue during the fourth quarter of 2014 and was 12.00 bolivares per dollar as of December 31, 2014.

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

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company's Net sales in 2016. No other customer represents more than 10% of Net sales.

In 2016, Corporate Operating profit (loss) includes charges of $228 resulting from the 2012 Restructuring Program, $17 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico. In 2015, Corporate Operating profit (loss) included a charge of $1,084 related to the deconsolidation of the Company’s Venezuelan operations, $254 related to the 2012 Restructuring Program, $34 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and $14 for a previously disclosed litigation matter and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific. In 2014, Corporate Operating profit (loss) included charges of $286 related to the 2012 Restructuring Program, $327 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation and $41 for a previously disclosed litigation matter and costs of $4 related to the sale of land in Mexico.

	2016	2015	2014
Net sales
Oral, Personal and Home Care
North America(1)	$3,183	$3,149	$3,124
Latin America	3,650	4,327	4,769
Europe	2,342	2,411	2,840
Asia Pacific	2,796	2,937	3,081
Africa/Eurasia	960	998	1,208
Total Oral, Personal and Home Care	12,931	13,822	15,022
Pet Nutrition(2)	2,264	2,212	2,255
Total Net sales	$15,195	$16,034	$17,277
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,932, $2,896 and $2,835 in 2016, 2015 and 2014, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,243, $1,223 and $1,149 in 2016, 2015 and 2014, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2016	2015	2014
Operating profit
Oral, Personal and Home Care
North America	$1,030	$974	$926
Latin America	1,132	1,209	1,279
Europe	579	615	712
Asia Pacific	887	888	901
Africa/Eurasia	186	178	235
Total Oral, Personal and Home Care	3,814	3,864	4,053
Pet Nutrition	653	612	592
Corporate	(630)	(1,687)	(1,088)
Total Operating profit	$3,837	$2,789	$3,557

	2016	2015	2014
Capital expenditures
Oral, Personal and Home Care
North America	$151	$207	$136
Latin America	94	110	205
Europe	51	40	74
Asia Pacific	120	121	151
Africa/Eurasia	17	12	14
Total Oral, Personal and Home Care	433	490	580
Pet Nutrition	38	34	40
Corporate	122	167	137
Total Capital expenditures	$593	$691	$757

	2016	2015	2014
Depreciation and amortization
Oral, Personal and Home Care
North America	$54	$47	$43
Latin America	76	88	93
Europe	64	67	77
Asia Pacific	96	99	85
Africa/Eurasia	7	8	10
Total Oral, Personal and Home Care	297	309	308
Pet Nutrition	53	52	52
Corporate	93	88	82
Total Depreciation and amortization	$443	$449	$442

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2016	2015	2014
Identifiable assets(1)
Oral, Personal and Home Care
North America	$2,685	$2,622	$2,326
Latin America	2,314	2,314	3,693
Europe	3,554	3,308	3,669
Asia Pacific	2,006	2,031	2,070
Africa/Eurasia	499	476	510
Total Oral, Personal and Home Care	11,058	10,751	12,268
Pet Nutrition	1,009	1,006	1,051
Corporate(2)	56	178	121
Total Identifiable assets(3)	$12,123	$11,935	$13,440
____________

(1)
Prior year amounts have been reclassified to conform to the current year presentation of debt issuance costs required by ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” See Note 2 to the Consolidated Financial Statements for additional information.

(2)
In 2016, Corporate identifiable assets primarily consist of derivative instruments (24%) and investments in equity securities (68%). In 2015, Corporate identifiable assets primarily consist of derivative instruments (76%) and investments in equity securities (23%). In 2014, Corporate identifiable assets primarily consist of derivative instruments (72%) and investments in equity securities (25%).

(3)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $7,642, $7,420 and $8,086 in 2016, 2015 and 2014, respectively.

16.    Supplemental Income Statement Information

Other (income) expense, net	2016	2015	2014
2012 Restructuring Program	$105	$170	$195
Amortization of intangible assets	33	33	32
Gain on sale of land in Mexico	(97)	—	—
Charges for previously disclosed litigation matters	17	14	41
Venezuela remeasurement charges	—	34	327
Gain on sale of South Pacific laundry detergent business	—	(187)	—
Equity (income)	(10)	(8)	(7)
Other, net	(11)	6	(18)
Total Other (income) expense, net	$37	$62	$570

Interest (income) expense, net	2016	2015	2014
Interest incurred	$155	$139	$134
Interest capitalized	(6)	(6)	(4)
Interest income	(50)	(107)	(106)
Total Interest (income) expense, net	$99	$26	$24

	2016	2015	2014
Research and development	$289	$274	$277
Advertising	$1,428	$1,491	$1,784

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2016	2015
Raw materials and supplies	$266	$261
Work-in-process	42	45
Finished goods	863	874
Total Inventories	$1,171	$1,180

Inventories valued under LIFO amounted to $278 and $268 at December 31, 2016 and 2015, respectively. The excess of current cost over LIFO cost at the end of each year was $30 and $6, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2016, 2015 and 2014.

Property, plant and equipment, net	2016	2015
Land	$147	$153
Buildings	1,544	1,492
Manufacturing machinery and equipment	4,971	5,166
Other equipment	1,280	1,248
	7,942	8,059
Accumulated depreciation	(4,102)	(4,263)
Total Property, plant and equipment, net	$3,840	$3,796

Other accruals	2016	2015
Accrued advertising and coupon redemption	$491	$512
Accrued payroll and employee benefits	309	322
Accrued taxes other than income taxes	112	121
Restructuring accrual	112	119
Pension and other retiree benefits	80	74
Accrued interest	29	36
Derivatives	4	5
Other	590	656
Total Other accruals	$1,727	$1,845

Other liabilities	2016	2015
Pension and other retiree benefits	$1,794	$1,650
Restructuring accrual	69	96
Other	172	220
Total Other liabilities	$2,035	$1,966

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2016		2015		2014
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(97)	$(125)	$(721)	$(745)	$(663)	$(681)
Reclassification due to Venezuela deconsolidation(1)	—	—	111	111	—	—
Cumulative translation adjustments	(97)	(125)	(610)	(634)	(663)	(681)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(231)	(152)	182	115	(580)	(374)
Amortization of net actuarial loss, transition and prior service costs(2)	63	43	82	52	67	45
Reclassification due to Venezuela deconsolidation(1)	—	—	44	29	—	—
Retirement Plan and other retiree benefit adjustments	(168)	(109)	308	196	(513)	(329)
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities(3)	—	—	(18)	(12)	(341)	(222)
Reclassification of (gains) losses into net earnings on available- for-sale securities(4)	(1)	(1)	14	11	267	174
Reclassification due to Venezuela deconsolidation(1)	—	—	(10)	(6)	—	—
Gains (losses) on available-for-sale securities	(1)	(1)	(14)	(7)	(74)	(48)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	11	8	18	12	9	6
Reclassification of (gains) losses into net earnings on cash flow hedges(5)	(4)	(3)	(16)	(10)	(5)	(4)
Gains (losses) on cash flow hedges	7	5	2	2	4	2
Total Other comprehensive income (loss)	$(259)	$(230)	$(314)	$(443)	$(1,246)	$(1,056)
_________

(1)
Represents reclassifications from Accumulated other comprehensive income (loss) due to the deconsolidation of the Company’s Venezuelan operations. Cumulative translation, net actuarial gain (loss) and unrealized gains (losses) on available-for-sale securities were reclassified into the Charge for Venezuela accounting change on the Consolidated Statement of Income.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(4)
Represents reclassification of losses on the Venezuela bonds into Other (income) expense, net due to an impairment in the fair value of the bonds as a result of the effective devaluations in the second and third quarters of 2015 and the first and third quarters of 2014.

(5)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2016 and 2015, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $977 and $868, respectively, and cumulative foreign currency translation adjustments of $3,212 and $3,087, respectively. Foreign currency translation adjustments in 2016 primarily reflect losses from the Mexican peso and the Euro, partially offset by gains from the Brazilian real. In 2015, foreign currency translation adjustments primarily reflect losses from the Euro, the Brazilian real, the Mexican peso and the Swiss franc.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2016
Net sales	$15,195		$3,762		$3,845		$3,867		$3,721
Gross profit	9,123	(1)	2,248	(3)	2,304	(6)	2,324	(8)	2,247	(10)
Net income including noncontrolling interests	2,586	(2)	574	(4)	638	(7)	746	(9)	628	(11)
Net income attributable to Colgate-Palmolive Company	2,441	(2)	533	(4) (5)	600	(7)	702	(9)	606	(11)
Earnings per common share:
Basic	2.74	(2)	0.60	(4)	0.67	(7)	0.79	(9)	0.68	(11)
Diluted	2.72	(2)	0.59	(4)	0.67	(7)	0.78	(9)	0.68	(11)

2015
Net sales	$16,034		$4,070		$4,066		$3,999		$3,899
Gross profit	9,399	(12)	2,392	(14)	2,367	(16)	2,347	(18)	2,293	(20)
Net income (loss) including noncontrolling interests	1,548	(13)	583	(15)	616	(17)	770	(19)	(421)	(21)
Net income (loss) attributable to Colgate-Palmolive Company	1,384	(13)	542	(15)	574	(17)	726	(19)	(458)	(21)
Earnings (loss) per common share:
Basic	1.53	(13)	0.60	(15)	0.63	(17)	0.81	(19)	(0.51)	(21)
Diluted	1.52	(13)	0.59	(15)	0.63	(17)	0.80	(19)	(0.51)	(21) (22)
____________

Note:
Basic and diluted earnings (loss) per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings (loss) per common share may not necessarily equal the earnings (loss) per share for the year-to-date period.

(1)	Gross profit for the full year of 2016 includes $46 of charges related to the 2012 Restructuring Program.

(2)
Net income including noncontrolling interests for the full year of 2016 includes $169 of aftertax charges related to the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2016 include $168 of aftertax charges related to the 2012 Restructuring Program, a $63 aftertax gain on the sale of land in Mexico, $11 of aftertax charges for a previously disclosed litigation matter and $35 of benefits from previously disclosed tax matters.

(3)	Gross profit for the first quarter of 2016 includes $8 of charges related to the 2012 Restructuring Program.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the first quarter of 2016 include $38 of aftertax charges related to the 2012 Restructuring Program.

(5)
In the first quarter of 2016, provision for income taxes included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. In order to fully recognize the $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016. See Note 11, Income Taxes.

(6)	Gross profit for the second quarter of 2016 includes $12 of charges related to the 2012 Restructuring Program.

(7)
Net income including noncontrolling interests for the second quarter of 2016 includes $45 of aftertax charges related to the 2012 Restructuring Program and a $13 benefit from a previously disclosed tax matter. Net income attributable to Colgate-Palmolive Company and earnings per common share include $44 of aftertax charges related to the 2012 Restructuring Program and a $13 benefit from a previously disclosed tax matter.

(8)	Gross profit for the third quarter of 2016 includes $11 of charges related to the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(9)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the third quarter of 2016 include $32 of aftertax charges related to the 2012 Restructuring Program, a $63 aftertax gain on the sale of land in Mexico, a $4 aftertax charge for a previously disclosed litigation matter and $22 of benefits from previously disclosed tax matters.

(10)	Gross profit for the fourth quarter of 2016 includes $15 of charges related to the 2012 Restructuring Program.

(11)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share for the fourth quarter of 2016 include $54 of aftertax charges related to the 2012 Restructuring Program and a $7 aftertax charge for a previously disclosed litigation matter.

(12)	Gross profit for the full year of 2015 includes $20 of charges related to the 2012 Restructuring Program.

(13)
Net income (loss) including noncontrolling interests for the full year of 2015 includes $185 of aftertax charges related to the 2012 Restructuring Program. Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the full year of 2015 include a $1,058 aftertax charge related to the deconsolidation of the Company’s Venezuelan operations, $183 of aftertax charges related to the 2012 Restructuring Program, $22 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, a $120 aftertax gain on the sale of the Company’s laundry detergent business in the South Pacific, a $15 charge for a previously disclosed tax matter and a $14 aftertax charge for a previously disclosed litigation matter.

(14)	Gross profit for the first quarter of 2015 includes $4 of charges related to the 2012 Restructuring Program.

(15)
Net income (loss) including noncontrolling interests for the first quarter of 2015 includes $69 of aftertax charges related to the 2012 Restructuring Program. Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share include $67 of aftertax charges related to the 2012 Restructuring Program.

(16)	Gross profit for the second quarter of 2015 includes $4 of charges related to the 2012 Restructuring Program.

(17)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the second quarter of 2015 include $40 of aftertax charges related to the 2012 Restructuring Program, $10 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a $15 charge for a previously disclosed tax matter.

(18)	Gross profit for the third quarter of 2015 includes $3 of charges related to the 2012 Restructuring Program.

(19)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss)per common share for the third quarter of 2015 include $35 of aftertax charges related to the 2012 Restructuring Program, $12 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of an effective devaluation and a $120 aftertax gain on sale of the Company’s laundry detergent business in the South Pacific.

(20)	Gross profit for the fourth quarter of 2015 includes $9 of charges related to the 2012 Restructuring Program.

(21)
Net income (loss) including noncontrolling interests, Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the fourth quarter of 2015 include a $1,058 aftertax charge related to the deconsolidation of the Company’s Venezuelan operations, $41 of aftertax charges related to the 2012 Restructuring Program and a $14 aftertax charge for a previously disclosed litigation matter.

(22)	The computation for Diluted (loss) per common share for the fourth quarter of 2015 excludes 6.6 million of incremental common shares outstanding during the period as they were anti-dilutive.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2016
Allowance for doubtful accounts and estimated returns	$59	$18	$—	$4	$73
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

Year Ended December 31, 2015
Allowance for doubtful accounts and estimated returns	$54	$7	$—	$2	$59
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

Year Ended December 31, 2014
Allowance for doubtful accounts and estimated returns	$67	$—	$—	$13	$54
Valuation allowance for deferred tax assets	$6	$—	$—	$6	$—

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 54 consecutive years.

Market Price of Common Stock
	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$70.72	$62.45	$71.46	$65.12
June 30	73.20	68.96	70.08	65.34
September 30	75.27	70.86	69.08	60.37
December 31	73.62	64.63	69.23	63.72
Year-end Closing Price	$65.44		$66.62

Dividends Paid Per Common Share

Quarter Ended	2016	2015
March 31	$0.38	$0.36
June 30	0.39	0.38
September 30	0.39	0.38
December 31	0.39	0.38
Total	$1.55	$1.50

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and two peer company indices for the twenty-year, ten-year and five-year periods each ended December 31, 2016. The peer company indices are comprised of consumer products companies that have both domestic and international businesses. In 2016, to ensure more accurate and useful comparisons for investors, the Company determined to increase the size of the peer group to lessen the likelihood of the performance of a single company distorting the results. For 2016, the peer company index consisted of Avon Products, Inc., Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Foods, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V. This index is identified as the “New Peer Group” on the graphs. Last year, the peer company index consisted of Avon Products, Inc., Beiersdorf AG, The Clorox Company, Kimberly-Clark Corporation, The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V. The prior year index is identified as the “Old Peer Group” on the graphs.

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

20-Year Stock Price Performance Graph

1,000
800
600
400
200
0
DOLLARS
Colgate
Old Peer Group
New Peer Group
S&P 500
1996
1998
2000
2002
2004
2006
2008
2010
2012
2014
2016

	1996	1998	2000	2002	2004	2006	2008	2010	2012	2014	2016
Colgate ■	100	208	295	246	249	331	362	447	612	847	837
S&P 500 ○	100	171	189	130	185	224	149	217	257	387	439
New Peer Group ▲	100	152	154	148	182	214	203	255	303	424	476
Old Peer Group ✳	100	167	156	166	223	274	261	314	374	501	517

10-Year Stock Price Performance Graph

300
250
200
150
100
50
0
DOLLARS
Colgate
New Peer Group
S&P 500
Old Peer Group
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Colgate ■	100	122	110	135	135	160	185	236	256	252	253
S&P 500 ○	100	105	66	84	97	99	115	152	172	175	196
New Peer Group ▲	100	116	95	110	119	130	142	178	198	208	223
Old Peer Group ✳	100	120	95	109	115	122	137	167	183	185	189

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2016		2015		2014		2013		2012		2011		2010		2009	2008		2007
Continuing Operations
Net sales	$15,195		$16,034		$17,277		$17,420		$17,085		$16,734		$15,564		$15,327	$15,330		$13,790
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,441	(1)	1,384	(2)	2,180	(3)	2,241	(4)	2,472	(5)	2,431	(6)	2,203	(7)	2,291	1,957	(8)	1,737	(9)
Per common share, basic	2.74	(1)	1.53	(2)	2.38	(3)	2.41	(4)	2.60	(5)	2.49	(6)	2.22	(7)	2.26	1.91	(8)	1.67	(9)
Per common share, diluted	2.72	(1)	1.52	(2)	2.36	(3)	2.38	(4)	2.57	(5)	2.47	(6)	2.16	(7)	2.18	1.83	(8)	1.6	(9)
Depreciation and amortization expense	443		449		442		439		425		421		376		351	348		334

Financial Position
Current ratio	1.3		1.2		1.2		1.1		1.2		1.2		1.0		1.1	1.3		1.1
Property, plant and equipment, net	3,840		3,796		4,080		4,083		3,842		3,668		3,693		3,516	3,119		3,015
Capital expenditures	593		691		757		670		565		537		550		575	684		583
Total assets(10)	12,123		11,935		13,440		13,859		13,379		12,711		11,163		11,125	9,970		10,104
Long-term debt(10)	6,520		6,246		5,625		4,732		4,911		4,417		2,806		2,812	3,576		3,214
Colgate-Palmolive Company shareholders’ equity	(243)		(299)		1,145		2,305		2,189		2,375		2,675		3,116	1,923		2,286

Share and Other
Book value per common share	0.03		(0.04)		1.55		2.79		2.6		2.71		2.95		3.26	2.04		2.37
Cash dividends declared and paid per common share	1.55		1.50		1.42		1.33		1.22		1.14		1.02		0.86	0.78		0.70
Closing price	65.44		66.62		69.19		65.21		52.27		46.20		40.19		41.08	34.27		38.98
Number of common shares outstanding (in millions)	883.1		892.7		906.7		919.9		935.8		960.0		989.8		988.4	1,002.8		1,018.0
Number of common shareholders of record	23,600		24,400		25,400		26,900		27,600		28,900		29,900		30,600	31,400		32,200
Number of employees	36,700		37,900		37,700		37,400		37,700		38,600		39,200		38,100	36,600		36,000

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income including noncontrolling interests for the full year of 2016 includes $169 of aftertax charges related to the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2016 include $168 of aftertax charges related to the 2012 Restructuring Program, a $63 aftertax gain on the sale of land in Mexico, $11 of aftertax charges for a previously disclosed litigation matter and $35 of benefits from previously disclosed tax matters.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

(2)
Net income (loss) including noncontrolling interests for the full year of 2015 includes $185 of aftertax charges related to the 2012 Restructuring Program. Net income (loss) attributable to Colgate-Palmolive Company and earnings (loss) per common share for the full year of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $183 of aftertax charges related to the 2012 Restructuring Program, $22 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $120 aftertax gain on the sale of the South Pacific laundry detergent business, a $14 aftertax charge for a previously disclosed litigation matter and a $15 charge for a previously disclosed tax matter.

(3)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2014 include $208 of aftertax charges related to the 2012 Restructuring Program, $214 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $41 of charges for previously disclosed litigation matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a previously disclosed tax matter.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of aftertax charges related to the 2012 Restructuring Program, a $111 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation, a $23 charge for a previously disclosed litigation matter and $12 of aftertax costs related to the sale of land in Mexico.

(5)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of aftertax charges related to the 2012 Restructuring Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 of aftertax costs associated with various business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a previously disclosed litigation matter.

(7)
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

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2008 include $113 of aftertax charges related to the 2004 Restructuring Program.

(9)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and earnings per common share in 2007 include a $29 aftertax gain for the sale of the Company’s household bleach business in Latin America and an income tax benefit of $74 related to the reduction of a tax loss carryforward valuation allowance in Brazil, partially offset by tax provisions for the recapitalization of certain overseas subsidiaries. These gains were more than offset by $184 of aftertax charges related to the 2004 Restructuring Program, $10 of pension settlement charges and $8 of charges related to the limited voluntary recall of certain Hill’s Pet Nutrition feline products.

(10)
Prior year amounts have been reclassified to conform to the current year presentation of debt issuance costs required by Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” See Note 2 to the Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2016

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

b)
Form of Nonqualified Stock Option Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A (c) to its Annual Report on Form 10-K for the year ended December 31, 2013.)

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

d)
Amendment, dated as of December 31, 2013, to the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan. (Registrant hereby incorporates by reference Exhibit 10-C (d) to its Annual Report on Form 10-K for the year ended December 31, 2013.)

	e)	Amendment, dated as of January 1, 2016 to the Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan.**

10-D	a)
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
Five Year Credit Agreement dated as of November 4, 2011, Amended and Restated as of July 27, 2015 by Amendment Number 2 thereto (the “Amended and Restated Credit Agreement”), among Colgate-Palmolive Company as Borrower, Citibank, N.A. as Administrative Agent and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 1-644.)

b)
Amendment No. 1 dated as of November 4, 2016 to the Amended and Restated Credit Agreement, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto.**

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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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