Form 10-Q
period 2017-03-31
COLGATE PALMOLIVE CO
filed 2017-04-28
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	883,292,825	March 31, 2017

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$3,762	$3,762
Cost of sales	1,493	1,514
Gross profit	2,269	2,248
Selling, general and administrative expenses	1,362	1,354
Other (income) expense, net	22	27
Operating profit	885	867
Interest (income) expense, net	23	28
Income before income taxes	862	839
Provision for income taxes	251	265
Net income including noncontrolling interests	611	574
Less: Net income attributable to noncontrolling interests	41	41
Net income attributable to Colgate-Palmolive Company	$570	$533

Earnings per common share, basic	$0.64	$0.60

Earnings per common share, diluted	$0.64	$0.59

Dividends declared per common share *	$0.79	$0.77

* Two dividends were declared in the first quarter of 2017 and 2016.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income including noncontrolling interests	$611	$574
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	132	126
Retirement plans and other retiree benefit adjustments	13	11
Gains (losses) on available-for-sale securities	—	—
Gains (losses) on cash flow hedges	(10)	(11)
Total Other comprehensive income (loss), net of tax	135	126
Total Comprehensive income including noncontrolling interests	746	700
Less: Net income attributable to noncontrolling interests	41	41
Less: Cumulative translation adjustments attributable to noncontrolling interests	7	1
Total Comprehensive income attributable to noncontrolling interests	48	42
Total Comprehensive income attributable to Colgate-Palmolive Company	$698	$658

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,347	$1,315
Receivables (net of allowances of $76 and $73, respectively)	1,496	1,411
Inventories	1,189	1,171
Other current assets	564	441
Total current assets	4,596	4,338
Property, plant and equipment:
Cost	8,146	7,942
Less: Accumulated depreciation	(4,263)	(4,102)
	3,883	3,840
Goodwill	2,134	2,107
Other intangible assets, net	1,312	1,313
Deferred income taxes	321	301
Other assets	202	224
Total assets	$12,448	$12,123
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$7	$13
Current portion of long-term debt	—	—
Accounts payable	1,116	1,124
Accrued income taxes	579	441
Other accruals	2,107	1,727
Total current liabilities	3,809	3,305
Long-term debt	6,466	6,520
Deferred income taxes	198	246
Other liabilities	1,980	2,035
Total liabilities	12,453	12,106
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,787	1,691
Retained earnings	19,782	19,922
Accumulated other comprehensive income (loss)	(4,052)	(4,180)
Unearned compensation	(3)	(7)
Treasury stock, at cost	(19,293)	(19,135)
Total Colgate-Palmolive Company shareholders’ equity	(313)	(243)
Noncontrolling interests	308	260
Total equity	(5)	17
Total liabilities and equity	$12,448	$12,123

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities
Net income including noncontrolling interests	$611	$574
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	109	106
Restructuring and termination benefits, net of cash	(9)	6
Stock-based compensation expense	35	31
Deferred income taxes	(51)	(36)
Voluntary benefit plan contributions	(57)	(50)
Cash effects of changes in:
Receivables	(52)	(95)
Inventories	9	(32)
Accounts payable and other accruals	98	80
Other non-current assets and liabilities	(2)	30
Net cash provided by operations	691	614
Investing Activities
Capital expenditures	(121)	(114)
Purchases of marketable securities and investments	(85)	(80)
Proceeds from sale of marketable securities and investments	48	50
Other	—	—
Net cash used in investing activities	(158)	(144)
Financing Activities
Principal payments on debt	(805)	(2,388)
Proceeds from issuance of debt	738	2,370
Dividends paid	(345)	(340)
Purchases of treasury shares	(333)	(229)
Proceeds from exercise of stock options	225	146
Net cash used in financing activities	(520)	(441)
Effect of exchange rate changes on Cash and cash equivalents	19	15
Net increase (decrease) in Cash and cash equivalents	32	44
Cash and cash equivalents at beginning of the period	1,315	970
Cash and cash equivalents at end of the period	$1,347	$1,014
Supplemental Cash Flow Information
Income taxes paid	$186	$217

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year. Certain prior year amounts have been reclassified, as applicable, to conform to the current year presentation.

For a complete set of financial statement notes, including the significant accounting policies of Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”), refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

On March 10, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance only permits the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. The new guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted. While the Company is currently assessing the impact of the new standard on its Consolidated Financial Statements, based on its historical results, it anticipates that as a result of the reclassification, full year Operating profit will increase by approximately $100 with no impact on Net income attributable to Colgate-Palmolive Company.

On January 26, 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On January 5, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity asset transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. As permitted, the Company early-adopted the new standard on a “modified retrospective” basis, meaning the standard is applied only to the most recent period presented in the financial statements, as of January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance was effective for the Company beginning on January 1, 2017. As required upon the adoption of this new guidance, the Company recognized excess tax benefits of $18 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the quarter ended March 31, 2017. This amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods. Also as permitted by the new standard, the Company elected to account for forfeitures as they occur.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminated the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

On January 5, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on January 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a single, comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. This new guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company continues to make progress in its implementation and assessment of the new standard and while the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

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

On October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the 2012 Restructuring Program and extend it for one year through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016. Initiatives under the 2012 Restructuring Program continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax).

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

For the three months ended March 31, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$14	$8
Selling, general and administrative expenses	21	26
Other (income) expense, net	11	21
Total 2012 Restructuring Program charges, pretax	$46	$55

Total 2012 Restructuring Program charges, aftertax	$31	$38

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2017	2016
North America	37%	42%	18%
Latin America	6%	7%	4%
Europe (1)	2%	7%	21%
Asia Pacific (1)	2%	4%	3%
Africa/Eurasia	4%	7%	7%
Hill’s Pet Nutrition	7%	1%	7%
Corporate	42%	32%	40%
(1) The Company recast its historical geographic segment information to conform to the new reporting structure effective as of April 1, 2016. See Note 12, Segment Information for additional details.

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,274 ($938 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2017
Employee-Related Costs	$473
Incremental Depreciation	82
Asset Impairments	29
Other	690
Total	$1,274

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	8	2	2	34	46
Cash payments	(19)	—	—	(36)	(55)
Charges against assets	(1)	(2)	(2)	—	(5)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2017	$44	$—	$—	$123	$167

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.

Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2017, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $33 and contract termination costs and charges resulting directly from exit activities of $1. These charges were expensed as incurred.

5.	Inventories

Inventories by major class are as follows:

	March 31, 2017	December 31, 2016
Raw materials and supplies	$241	$266
Work-in-process	44	42
Finished goods	904	863
Total Inventories	$1,189	$1,171

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2017 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)	$260
Net income					570		41
Other comprehensive income (loss), net of tax						128	7
Dividends					(699)
Stock-based compensation expense		35
Shares issued for stock options		88		146
Shares issued for restricted stock awards		(29)		29
Treasury stock acquired				(333)
Other		2	4		(11)
Balance, March 31, 2017	$1,466	$1,787	$(3)	$(19,293)	$19,782	$(4,052)	$308

Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,087 and $3,212 at March 31, 2017 and December 31, 2016, respectively, and unrecognized retirement plan and other retiree benefits costs of $964 and $977 at March 31, 2017 and December 31, 2016, respectively.

7.	Earnings Per Share

	Three Months Ended
	March 31, 2017			March 31, 2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$570	884.7	$0.64	$533	893.7	$0.60
Stock options and restricted stock units		6.3			6.5
Diluted EPS	$570	891.0	$0.64	$533	900.2	$0.59

For the three months ended March 31, 2017 and 2016, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 9,182,150 and 3,361,727, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2017 and 2016 were as follows:

	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$103	$125	$94	$125
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	18	13	16	11
Retirement plans and other retiree benefits adjustments	18	13	16	11
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	—	—
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	—	—	—	—
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(13)	(8)	(14)	(10)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(3)	(2)	(2)	(1)
Gains (losses) on cash flow hedges	(16)	(10)	(16)	(11)
Total Other comprehensive income (loss)	$105	$128	$94	$125
(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 9, Retirement Plans and Other Retiree Benefits for additional details.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2017 and 2016 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$4	$4	$4	$3
Interest cost	24	27	5	6	11	11
ESOP offset	—	—	—	—	—	—
Expected return on plan assets	(27)	(27)	(5)	(5)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	12	10	2	2	4	4
Net periodic benefit cost	$9	$10	$6	$7	$19	$18

During the three months ended March 31, 2017 and 2016, the Company made voluntary contributions of $57 and $50, respectively, to its U.S. postretirement plans.

10.	Income Taxes

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation. As a result of adopting the standard effective January 1, 2017, the Company recognized excess tax benefits of $18 (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date) in the provision for income taxes as a discrete item during the quarter ended March 31, 2017. This amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. See Note 3, Recent Accounting Pronouncements for additional information.

The effective tax rate in the first quarter of 2016 included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, since January 1, 2016, the operating results of the Company’s Venezuelan subsidiary (“CP Venezuela”) are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully recognize the $210 tax benefit in 2016, during the quarter ended March 31, 2016, the Company decided to repatriate in 2016 an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S. and, accordingly, recorded a tax charge of $210 during the first quarter of 2016.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, at the current exchange rate, are approximately $149. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Numerous appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level and filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal and filed a similar action in Brazilian federal court. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest and penalties of approximately $62, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have been subject to investigations, and, in some cases, fines by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also have involved other consumer goods companies and/or retail customers. These investigations often continue for several years and can result in substantial fines for violations that are found as well as associated private actions for damages. While the Company cannot predict the final financial impact of pending competition law matters, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters, as of March 31, 2017, is set forth below.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”), pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is entitled to indemnification for this fine from Unilever as provided in the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company is appealing the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court.

▪	In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company has responded to this statement of objections.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2017, there were 146 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 115 cases as of December 31, 2016. During the quarter ended March 31, 2017, 41 new cases were filed and 10 cases were resolved by voluntary dismissal or settlement. The value of the settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the quarter ended March 31, 2017.

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

In the third quarter of 2016, the Company and BYU agreed to resolve BYU’s claims and in the fourth quarter of 2016, the Company and N8 Medical agreed to resolve N8 Medical’s claims. These claims were each resolved for an amount that is not material to the Company’s results of operations. In the first quarter of 2017, the court dismissed the claims of N8 Pharma, which has filed a Notice of Appeal.

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals (the “Company Defendants”) in the United States District Court for the Southern District of New York. The Company Defendants filed a motion to dismiss this action, which was denied in February 2017. This action has not yet been certified as a class action. The relief sought includes recalculation of benefits, pre- and post-judgment interest, and attorneys’ fees. The Company is contesting this action vigorously. Since the amount of any potential loss from this case currently cannot be reasonably estimated, the range of possible losses in excess of accrued liabilities disclosed above does not include any amount relating to the case.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended
	March 31,
	2017	2016
Net sales
Oral, Personal and Home Care
North America	$760	$800
Latin America	924	848
Europe	558	588
Asia Pacific	720	743
Africa/Eurasia	246	231
Total Oral, Personal and Home Care	3,208	3,210
Pet Nutrition	554	552
Total Net sales	$3,762	$3,762

Operating profit
Oral, Personal and Home Care
North America	$233	$239
Latin America	269	247
Europe	140	141
Asia Pacific	219	219
Africa/Eurasia	45	43
Total Oral, Personal and Home Care	906	889
Pet Nutrition	157	155
Corporate	(178)	(177)
Total Operating profit	$885	$867

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended March 31, 2017 and 2016, Corporate Operating profit (loss) included charges of $46 and $55, respectively, resulting from the 2012 Restructuring Program.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at March 31, 2017 and December 31, 2016:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/17	12/31/16		3/31/17	12/31/16
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	—	1	Other liabilities	1	—
Foreign currency contracts	Other current assets	10	29	Other accruals	18	4
Foreign currency contracts	Other assets	2	5	Other liabilities	1	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$12	$36		$20	$4

Derivatives not designated
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$—	$—
Total not designated		$—	$—		$—	$—

Total derivative instruments		$12	$36		$20	$4

Other financial instruments
Marketable securities	Other current assets	$56	$23
Total other financial instruments		$56	$23

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2017 and December 31, 2016. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2017 and December 31, 2016, was $6,672 and $6,717, respectively, and the related carrying value was $6,466 and $6,520, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three months ended March 31, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$246	$850	$1,096	$422	$1,250	$1,672
Three months ended March 31,
Gain (loss) on derivatives	2	(2)	—	1	8	9
Gain (loss) on hedged items	(2)	2	—	(1)	(8)	(9)

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended March 31, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$667	$4	$671	$817	$8	$825
Three months ended March 31,
Gain (loss) recognized in OCI	(13)	—	(13)	(14)	—	(14)
Gain (loss) reclassified into Cost of sales	3	—	3	3	(1)	2

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

Activity related to net investment hedges recorded during the three months ended March 31, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$655	$1,206	$1,861	$795	$1,305	$2,100
Three months ended March 31,
Gain (loss) on instruments	(18)	(16)	(34)	(26)	(49)	(75)
Gain (loss) on hedged items	20	16	36	23	49	72

Derivatives not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for the first quarter of 2016 consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period. Derivatives not designated as hedging instruments for the first quarter of 2017 include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the three months ended March 31, 2017.

Activity related to these contracts during the three months ended March 31, 2017 and 2016 was as follows:

	2017	2016
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at March 31,	$—	$102
Three months ended March 31,
Gain (loss) on instruments	—	3
Gain (loss) on hedged items	—	(3)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $56 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $56 classified as held-to-maturity and carried at amortized cost.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds and Argentinian peso-denominated bonds issued by the Argentinian government. As of March 31, 2017, the amortized cost of these bonds was $56 and their approximate fair value was $63 (Level 2 valuation).

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental and veterinary professionals and retail customers. In addition, the Company has strengthened its capabilities in e-commerce, developing its relationships with online-only retailers and its digital marketing capabilities. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

Since January 1, 2016, under the cost method of accounting, the Company no longer includes the local operating results of CP Venezuela in its Consolidated Financial Statements and includes income relating to CP Venezuela only to the extent it receives cash for sales of inventory to CP Venezuela or for dividends or royalties remitted by CP Venezuela, all of which have been immaterial. Although CP Venezuela’s local operating results are no longer included in the Company’s Consolidated Financial Statements for accounting purposes, under current tax rules, the Company is required to continue including CP Venezuela in its consolidated U.S. federal income tax return. In the first quarter of 2016, Provision for income taxes included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

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

In the three months ended March 31, 2017, the Company incurred aftertax costs of $31 associated with the 2012 Restructuring Program.

For more information regarding the 2012 Restructuring Program, see “Restructuring and Related Implementation Charges” below.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging and category growth rates to continue to be slow. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. In addition, the emergence of new sales channels for the Company’s products, such as e-commerce, may affect consumer preferences and market dynamics. Given that approximately 75% of the Company’s Net sales originate in markets outside the U.S., the Company continues to experience volatile foreign currency fluctuations and high raw and packaging material costs, driven by foreign exchange transaction costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results. For additional information on factors that could impact the Company’s results, see “Cautionary Statement on Forward-Looking Statements” below.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,762 in the first quarter of 2017, even with the first quarter of 2016, as net selling price increases of 2.5% were offset by volume declines of 2.0% and negative foreign exchange of 0.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 0.5% in the first quarter of 2017. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,208 in the first quarter of 2017, even with the first quarter of 2016, as net selling price increases of 2.0% were offset by volume declines of 1.5% and negative foreign exchange of 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 0.5% in the first quarter of 2017.

The Company’s share of the global toothpaste market was 43.8% on a year-to-date basis, even with the year ago period, and its share of the global manual toothbrush market was 32.7% on a year-to-date basis, down 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were up in Africa/Eurasia, flat in North America and down in Latin America, Europe and Asia Pacific versus the comparable 2016 period. In the manual toothbrush category, year-to-date market shares were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2016 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $554 in the first quarter of 2017, an increase of 0.5% from the first quarter of 2016, as net selling price increases of 4.0% and the impact of positive foreign exchange of 0.5% were partially offset by volume declines of 4.0%. Organic sales in the Hill’s Pet Nutrition segment for the first quarter of 2017 were even with the first quarter of 2016.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 1% to $2,269 in the first quarter of 2017 from $2,248 in the first quarter of 2016. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit increased to $2,283 in the first quarter of 2017 from $2,256 in the first quarter of 2016, reflecting an increase of $27 resulting from higher Gross profit margin in the first quarter of 2017.

Worldwide Gross profit margin increased to 60.3% in the first quarter of 2017 from 59.8% in the first quarter of 2016.  Excluding the charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 70 basis points (bps) to 60.7% in the first quarter of 2017 from 60.0% in the first quarter of 2016. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and the 2012 Restructuring Program (20 bps), and higher pricing (90 bps), partially offset by higher raw and packaging material costs (150 bps).

	Three Months Ended March 31,
	2017	2016
Gross profit, GAAP	$2,269	$2,248
2012 Restructuring Program	14	8
Gross profit, non-GAAP	$2,283	$2,256

	Three Months Ended March 31,
	2017	2016	Basis Point Change
Gross profit margin, GAAP	60.3%	59.8%	50
2012 Restructuring Program	0.4	0.2
Gross profit margin, non-GAAP	60.7%	60.0%	70

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $1,362 in the first quarter of 2017 from $1,354 in the first quarter of 2016. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,341 in the first quarter of 2017 from $1,328 in the first quarter of 2016, reflecting higher overhead expenses of $11 and increased advertising investment of $2.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.2% in the first quarter of 2017 from 36.0% in the first quarter of 2016. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.6% in the first quarter of 2017, an increase of 30 bps as compared to the first quarter of 2016. This increase was a result of higher overhead expenses as a percentage of Net sales (30 bps). In the first quarter of 2017, advertising investment increased 1% to $400, as compared with $398 in the first quarter of 2016, while as a percentage of Net sales, it remained flat at 10.6%.

	Three Months Ended March 31,
	2017	2016
Selling, general and administrative expenses, GAAP	$1,362	$1,354
2012 Restructuring Program	(21)	(26)
Selling, general and administrative expenses, non-GAAP	$1,341	$1,328

	Three Months Ended March 31,
	2017	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.2%	36.0%	20
2012 Restructuring Program	(0.6)	(0.7)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.6%	35.3%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $22 in the first quarter of 2017, as compared to $27 in the first quarter of 2016. Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Other (income) expense, net was $11 in the first quarter of 2017, as compared to $6 in the first quarter of 2016.

	Three Months Ended March 31,
	2017	2016
Other (income) expense, net, GAAP	$22	$27
2012 Restructuring Program	(11)	(21)
Other (income) expense, net, non-GAAP	$11	$6

Operating Profit

Operating profit increased 2% to $885 in the first quarter of 2017 from $867 in the first quarter of 2016. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Operating profit increased to $931 in the first quarter of 2017 from $922 in the first quarter of 2016, primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.5% in the first quarter of 2017, an increase of 50 bps compared to 23.0% in the first quarter of 2016. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Operating profit margin increased 20 bps to 24.7% in the first quarter of 2017 as compared to 24.5% in the first quarter of 2016. This increase in Operating profit margin was primarily due to an increase in Gross profit margin (70 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (30 bps).

	Three Months Ended March 31,
	2017	2016	% Change
Operating profit, GAAP	$885	$867	2%
2012 Restructuring Program	46	55
Operating profit, non-GAAP	$931	$922	1%

	Three Months Ended March 31,
	2017	2016	Basis Point Change
Operating profit margin, GAAP	23.5%	23.0%	50
2012 Restructuring Program	1.2	1.5
Operating profit margin, non-GAAP	24.7%	24.5%	20

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Interest (Income) Expense, Net

Interest (income) expense, net was $23 in the first quarter of 2017 as compared to $28 in the first quarter of 2016, primarily due to lower interest expense as a result of lower average debt balances and higher interest income on investments held outside the United States.

Income Taxes

The effective tax rate decreased to 29.1% for the first quarter of 2017 as compared to 31.6% for the first quarter of 2016. The decrease in the effective tax rate was primarily due to the recognition of $18 of excess tax benefits recognized in the Provision for income taxes as a result of the adoption effective January 1, 2017 of ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” See Note 3, Recent Accounting Pronouncements and Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details. As reflected in the table below, the non-GAAP income tax rate was 29.3% for the quarter ended March 31, 2017, as compared to 31.5% in the comparable period of 2016.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. In addition, as discussed above, effective January 1, 2017, excess tax benefits from share-based compensation are now recognized in the Provision for income taxes on a discrete basis. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.3%, compared to 31.5% in the first quarter of 2016.

	Three Months Ended March 31,
	2017			2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$862	$251	29.1%	$839	$265	31.6%
2012 Restructuring Program	46	15	0.2	55	17	(0.1)
Non-GAAP	$908	$266	29.3%	$894	$282	31.5%

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

The effective tax rate in the first quarter of 2016 included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, since January 1, 2016, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully recognize the $210 tax benefit in 2016, during the quarter ended March 31, 2016, the Company decided to repatriate in 2016 an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2017 increased to $570 from $533 in the first quarter of 2016, and Earnings per common share on a diluted basis increased to $0.64 per share in the first quarter of 2017 from $0.59 per share in the first quarter of 2016. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program.

Excluding these charges in both periods, Net income attributable to Colgate-Palmolive Company in the first quarter of 2017 increased 5% to $601, and Earnings per common share on a diluted basis increased 6% to $0.67 in the first quarter of 2017 from $0.63 in the first quarter of 2016.

	Three Months Ended March 31, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$862	$251	$611	$570	$0.64
2012 Restructuring Program	46	15	31	31	0.03
Non-GAAP	$908	$266	$642	$601	$0.67

	Three Months Ended March 31, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$839	$265	$574	$533	$0.59
2012 Restructuring Program	55	17	38	38	0.04
Non-GAAP	$894	$282	$612	$571	$0.63

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$760	$800	(5.0)%
Operating profit	$233	$239	(3)%
% of Net sales	30.7%	29.9%	80	bps

Net sales in North America decreased 5.0% in the first quarter of 2017 to $760, as the impact of positive foreign exchange of 0.5% was more than offset by volume declines of 5.0% and net selling price decreases of 0.5%. Organic sales in North America decreased 5.5% in the first quarter of 2017.

The decrease in organic sales in North America in the first quarter of 2017 versus the first quarter of 2016 was due to a decrease in Oral Care, Personal Care and Home Care organic sales. The decrease in Oral Care organic sales was due to a decline in organic sales in the toothpaste and manual toothbrush categories. The decrease in Personal Care was due to a decline in organic sales in the underarm protection and liquid hand soap categories. The decrease in Home Care organic sales was due to a decline in organic sales in the hand dish category.

Operating profit in North America decreased 3% in the first quarter of 2017 to $233, while as a percentage of Net sales, it increased 80 bps to 30.7% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (90 bps), partially offset by a decrease in Gross profit (10 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (200 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (130 bps) and the 2012 Restructuring Program (50 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (60 bps) and decreased advertising (30 bps) due to the timing of advertising investment in the prior year.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$924	$848	9.0%
Operating profit	$269	$247	9%
% of Net sales	29.1%	29.1%	—	bps

Net sales in Latin America increased 9.0% to $924 in the first quarter of 2017. The increase was driven by net selling price increases of 7.0% and the impact of positive foreign exchange of 2.0%, while volume was flat. Excluding the impact of divestments, volume increased by 0.5%. Volume gains in Mexico, the Caribbean region and the Southern Cone region were offset by volume declines in Brazil. Organic sales in Latin America increased 7.5% in the first quarter of 2017.

The increase in organic sales in Latin America in the first quarter of 2017 versus the first quarter of 2016 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by organic sales growth in the toothpaste category. Personal Care organic sales growth was driven by organic sales growth in the bar soap and shampoo categories. The increase in Home Care organic sales was due to organic sales growth in the fabric softener category.

Operating profit in Latin America increased 9% in the first quarter of 2017 to $269, while as a percentage of Net sales, it remained even at 29.1%. Operating profit as a percentage of Net sales was even with the first quarter of 2016, as an increase in Gross profit (190 bps) was offset by an increase in Selling, general and administrative expenses (190 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (230 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (130 bps) and increased advertising investment (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$558	$588	(5.0)%
Operating profit	$140	$141	(1)%
% of Net sales	25.1%	24.0%	110	bps

Net sales in Europe decreased 5.0% in the first quarter of 2017 to $558. Volume growth of 0.5% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 4.5%. Organic sales in Europe decreased 0.5% in the first quarter of 2017. Volume gains were led by the United Kingdom, Spain and the Netherlands, which were partially offset by volume declines in France.

The decrease in organic sales in Europe in the first quarter of 2017 versus the first quarter of 2016 was due to a decrease in Personal Care and Home Care organic sales, partially offset by an increase in organic sales in the Oral Care category. The decrease in Personal Care organic sales was due to a decline in organic sales in the shampoo and underarm protection categories. The decrease in Home Care organic sales was due to a decline in organic sales in the liquid cleaners category. The increase in Oral Care organic sales was due to strong organic sales in the toothpaste category.

Operating profit in Europe decreased 1% in the first quarter of 2017 to $140, while as a percentage of Net sales it increased 110 bps to 25.1% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (130 bps), partially offset by a decrease in Gross profit (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. These decreases in Gross profit were partially offset by cost savings from the Company’s funding-the-growth initiatives (120 bps) and the 2012 Restructuring Program (20 bps) and sales mix. This decrease in Selling, general and administrative expenses was due to decreased advertising (120 bps) due to the timing of advertising investment in the prior year and lower overhead expenses (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$720	$743	(3.0)%
Operating profit	$219	$219	—%
% of Net sales	30.4%	29.5%	90	bps

Net sales in Asia Pacific decreased 3.0% in the first quarter of 2017 to $720, driven by volume declines of 1.0% and negative foreign exchange of 2.0%, while net selling prices were flat. Organic sales in Asia Pacific decreased 1.0% in the first quarter of 2017. Volume declines in India, the Greater China region and Thailand were partially offset by volume gains in the South Pacific region, Vietnam and the Philippines.

The decrease in organic sales in Asia Pacific in the first quarter of 2017 versus the first quarter of 2016 was driven by Oral Care with declines in organic sales in the toothpaste category. Personal Care also contributed to the organic sales decline with decreased organic sales in the shampoo category.

Operating profit in Asia Pacific was $219 in the first quarter of 2017, even with the first quarter of 2016, while as a percentage of Net sales it increased 90 bps to 30.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (70 bps) and a decrease in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (130 bps), partially offset by higher raw and packaging material costs (90 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising (60 bps), in part reflecting a shift from advertising investment to in-store promotional activities and due to the timing of advertising investment in the prior year, which was partially offset by higher overhead expenses (40 bps).

Africa/Eurasia

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$246	$231	6.5%
Operating profit	$45	$43	5%
% of Net sales	18.3%	18.6%	(30)	bps

Net sales in Africa/Eurasia increased 6.5% in the first quarter of 2017 to $246. Net selling price increases of 7.0% and the impact of positive foreign exchange of 6.0% were partially offset by volume declines of 6.5%. Organic sales in Africa/Eurasia increased 0.5% in the first quarter of 2017. Volume declines in the Sub-Saharan Africa region and Russia were partially offset by volume gains in the North Africa/Middle East region.

The increase in organic sales in Africa/Eurasia in the first quarter of 2017 versus the first quarter of 2016 was driven by Personal Care with organic sales growth in the shower gel category.

Operating profit in Africa/Eurasia increased 5% in the first quarter of 2017 to $45, while as a percentage of Net sales it decreased 30 bps to 18.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (540 bps), partially offset by an increase in Gross profit (520 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by higher pricing, cost savings from the Company’s funding-the-growth initiatives (90 bps) and lower raw and packaging material costs (90 bps), driven by foreign exchange transaction benefits. This increase in Selling, general and administrative expenses was due to increased advertising investment (420 bps) and higher overhead expenses (120 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2017	2016	Change
Net sales	$554	$552	0.5%
Operating profit	$157	$155	1%
% of Net sales	28.3%	28.1%	20	bps

Net sales for Hill’s Pet Nutrition increased 0.5% in the first quarter of 2017 to $554, as net selling price increases of 4.0% and the impact of positive foreign exchange of 0.5% were partially offset by volume declines of 4.0%. Organic sales in the first quarter of 2017 were even with the first quarter of 2016. Volume declines in the United States, Western Europe and Turkey were partially offset by volume gains in South Africa, Russia and Thailand.

Organic sales in the first quarter of 2017 were even with the first quarter of 2016 as an increase in organic sales in the Prescription Diet category was offset by declines in organic sales in the Advanced Nutrition and Naturals categories.

Operating profit in Hill’s Pet Nutrition increased 1% in the first quarter of 2017 to $157, or 20 bps to 28.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (110 bps), partially offset by an increase in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (130 bps) and higher pricing, partially offset by higher costs (140 bps), driven by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps) and higher overhead expenses (50 bps).

Corporate

	Three Months Ended March 31,
	2017	2016	Change
Operating profit (loss)	$(178)	$(177)	1%

Operating profit (loss) related to Corporate was ($178) in the first quarter of 2017 as compared to ($177) in the first quarter of 2016. In the first quarter of 2017, Corporate Operating profit (loss) included charges of $46 resulting from the 2012 Restructuring Program. In the first quarter of 2016, Corporate Operating profit (loss) included charges of $55 resulting from the 2012 Restructuring Program.

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

Implementation of the 2012 Restructuring Program remains on track. Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented. Savings in 2017 are expected to amount to approximately $40 to $60 pretax ($30 to $50 aftertax). The Company continually seeks new projects and opportunities to advance the implementation of existing projects in order to accelerate savings under the program.

For the three months ended March 31, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$14	$8
Selling, general and administrative expenses	21	26
Other (income) expense, net	11	21
Total 2012 Restructuring Program charges, pretax	$46	$55

Total 2012 Restructuring Program charges, aftertax	$31	$38

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2017	2016
North America	37%	42%	18%
Latin America	6%	7%	4%
Europe (1)	2%	7%	21%
Asia Pacific (1)	2%	4%	3%
Africa/Eurasia	4%	7%	7%
Hill’s Pet Nutrition	7%	1%	7%
Corporate	42%	32%	40%

(1) The Company recast its historical geographic segment information to conform to the new reporting structure. See “Executive Overview and Outlook” above for additional details.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,274 ($938 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2017
Employee-Related Costs	$473
Incremental Depreciation	82
Asset Impairments	29
Other	690
Total	$1,274

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
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	8	2	2	34	46
Cash payments	(19)	—	—	(36)	(55)
Charges against assets	(1)	(2)	(2)	—	(5)
Foreign exchange	—	—	—	—	—
Balance at March 31, 2017	$44	$—	$—	$123	$167

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2017, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three months ended March 31, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $33 and contract termination costs and charges resulting directly from exit activities of $1. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2017 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the 2012 Restructuring Program (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2017 and 2016 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2017:

Three Months Ended March 31, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(5.0)%	0.5%	—%	(5.5)%
Latin America	9.0%	2.0%	(0.5)%	7.5%
Europe	(5.0)%	(4.5)%	—%	(0.5)%
Asia Pacific	(3.0)%	(2.0)%	—%	(1.0)%
Africa/Eurasia	6.5%	6.0%	—%	0.5%
Total Oral, Personal and Home Care	—%	(0.5)%	—%	0.5%
Pet Nutrition	0.5%	0.5%	—%	—%
Total Company	—%	(0.5)%	—%	0.5%

(1) Represents the impact of acquisitions and divestments, as applicable.

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

Net cash provided by operations increased 13% to $691 in the first three months of 2017, compared with $614 in the comparable period of 2016, due to strong operating earnings and a continued tight focus on working capital.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital decreased to (4.3%) as a percentage of Net sales in the first three months of 2017 as compared to (2.8%) in the first three months of 2016, reflecting the Company’s tight focus on working capital.

Approximately 75% of total program charges resulting from the 2012 Restructuring Program, estimated to be $1,405 to $1,585 ($1,050 to $1,170 aftertax), are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $430 to $495 pretax ($400 to $475 aftertax) annually, once all projects are approved and implemented, substantially all of which are expected to increase future cash flows. The anticipated pretax charges for 2017 are expected to approximate $180 to $360 ($140 to $260 aftertax) and savings in 2017 are expected to approximate $40 to $60 pretax ($30 to $50 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 60% of the restructuring accrual at March 31, 2017 is expected to be paid in the next twelve months.

Investing activities used $158 of cash in the first three months of 2017, compared with $144 in the comparable period of 2016. Purchases of marketable securities and investments increased in the first three months of 2017 to $85 from $80 in the comparable period of 2016. Proceeds from the sale of marketable securities and investments decreased in the first three months of 2017 to $48 from $50 in the comparable period of 2016.

Capital spending increased in the first three months of 2017 to $121 from $114 in the comparable period of 2016. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2017 are expected to be approximately 4.0% of Net sales, which remains higher than the Company’s historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $520 of cash during the first three months of 2017, compared with $441 in the comparable period of 2016, reflecting higher purchases of treasury shares and higher net principal payments on debt, partially offset by higher proceeds from the exercise of stock options in the first three months of 2017 compared to the first three months of 2016.

Long-term debt, including the current portion, decreased to $6,466 as of March 31, 2017 as compared to $6,520 as of December 31, 2016 and total debt decreased to $6,473 as of March 31, 2017 as compared to $6,533 as of December 31, 2016. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

Domestic and foreign commercial paper outstanding was $633 and $0 as of March 31, 2017 and 2016, respectively. Commercial paper outstanding as of March 31, 2017 is U.S. dollar-denominated. Proceeds from the outstanding commercial paper in the first quarter of 2017 were used to repay and retire $400 of U.S. dollar-denominated notes, which became due during the quarter. The average daily balances outstanding for commercial paper in the first three months of 2017 and 2016 were $741 and $1,865, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In the first quarter of 2017, the Company increased the annualized common stock dividend by 3% to $1.60 per share, effective in the second quarter of 2017.

Cash and cash equivalents increased $32 during the first three months of 2017 to $1,347 at March 31, 2017, compared to $1,315 at December 31, 2016, most of which ($1,310 and $1,273, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the 2012 Restructuring Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, including e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q).

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 11, Contingencies to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2017	759,299	$65.97	708,200	$2,353
February 1 through 28, 2017	1,535,226	$69.53	1,318,000	$2,262
March 1 through 31, 2017	2,364,535	$73.65	2,290,000	$2,093
Total	4,659,060	$71.04	4,316,200

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 342,860 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2017.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 28, 2017	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 28, 2017	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 28, 2017	/s/ Victoria L. Dolan
Victoria L. Dolan
Chief Transformation Officer and Corporate Controller