Form 10-Q
period 2017-06-30
COLGATE PALMOLIVE CO
filed 2017-07-21
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	880,841,977	June 30, 2017

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$3,826	$3,845	$7,588	$7,607
Cost of sales	1,526	1,541	3,019	3,055
Gross profit	2,300	2,304	4,569	4,552
Selling, general and administrative expenses	1,333	1,320	2,695	2,674
Other (income) expense, net	114	40	136	67
Operating profit	853	944	1,738	1,811
Interest (income) expense, net	24	25	47	53
Income before income taxes	829	919	1,691	1,758
Provision for income taxes	269	281	520	546
Net income including noncontrolling interests	560	638	1,171	1,212
Less: Net income attributable to noncontrolling interests	36	38	77	79
Net income attributable to Colgate-Palmolive Company	$524	$600	$1,094	$1,133

Earnings per common share, basic	$0.59	$0.67	$1.24	$1.27

Earnings per common share, diluted	$0.59	$0.67	$1.23	$1.26

Dividends declared per common share *	$0.40	$0.39	$1.19	$1.16

* Two dividends were declared in the first quarter of 2017 and 2016.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income including noncontrolling interests	$560	$638	$1,171	$1,212
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	98	(43)	230	83
Retirement plans and other retiree benefit adjustments	12	12	25	23
Gains (losses) on available-for-sale securities	—	—	—	—
Gains (losses) on cash flow hedges	(3)	7	(13)	(4)
Total Other comprehensive income (loss), net of tax	107	(24)	242	102
Total Comprehensive income including noncontrolling interests	667	614	1,413	1,314
Less: Net income attributable to noncontrolling interests	36	38	77	79
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	(6)	9	(5)
Total Comprehensive income attributable to noncontrolling interests	38	32	86	74
Total Comprehensive income attributable to Colgate-Palmolive Company	$629	$582	$1,327	$1,240

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,241	$1,315
Receivables (net of allowances of $75 and $73, respectively)	1,526	1,411
Inventories	1,199	1,171
Other current assets	589	441
Total current assets	4,555	4,338
Property, plant and equipment:
Cost	8,261	7,942
Less: Accumulated depreciation	(4,331)	(4,102)
	3,930	3,840
Goodwill	2,191	2,107
Other intangible assets, net	1,340	1,313
Deferred income taxes	360	301
Other assets	204	224
Total assets	$12,580	$12,123
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$13	$13
Current portion of long-term debt	—	—
Accounts payable	1,131	1,124
Accrued income taxes	404	441
Other accruals	2,232	1,727
Total current liabilities	3,780	3,305
Long-term debt	6,506	6,520
Deferred income taxes	195	246
Other liabilities	2,011	2,035
Total liabilities	12,492	12,106
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,854	1,691
Retained earnings	19,952	19,922
Accumulated other comprehensive income (loss)	(3,947)	(4,180)
Unearned compensation	(2)	(7)
Treasury stock, at cost	(19,565)	(19,135)
Total Colgate-Palmolive Company shareholders’ equity	(242)	(243)
Noncontrolling interests	330	260
Total equity	88	17
Total liabilities and equity	$12,580	$12,123

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities
Net income including noncontrolling interests	$1,171	$1,212
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	226	215
Restructuring and termination benefits, net of cash	78	8
Stock-based compensation expense	53	48
Deferred income taxes	(64)	(41)
Voluntary benefit plan contributions	(57)	(50)
Cash effects of changes in:
Receivables	(64)	(132)
Inventories	9	(35)
Accounts payable and other accruals	(61)	69
Other non-current assets and liabilities	14	26
Net cash provided by operations	1,305	1,320
Investing Activities
Capital expenditures	(229)	(248)
Purchases of marketable securities and investments	(201)	(183)
Proceeds from sale of marketable securities and investments	114	87
Other	4	4
Net cash used in investing activities	(312)	(340)
Financing Activities
Principal payments on debt	(1,841)	(4,078)
Proceeds from issuance of debt	1,761	4,123
Dividends paid	(716)	(704)
Purchases of treasury shares	(660)	(482)
Proceeds from exercise of stock options	337	274
Net cash used in financing activities	(1,119)	(867)
Effect of exchange rate changes on Cash and cash equivalents	52	2
Net increase (decrease) in Cash and cash equivalents	(74)	115
Cash and cash equivalents at beginning of the period	1,315	970
Cash and cash equivalents at end of the period	$1,241	$1,085
Supplemental Cash Flow Information
Income taxes paid	$639	$507

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year. The Company reclassifies certain prior year amounts, as applicable, to conform to the current year presentation.

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

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

On March 10, 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. The new guidance is effective for the Company beginning on January 1, 2018, with early adoption permitted. While the Company is currently assessing the impact of the new standard on its Consolidated Financial Statements, based on its historical results, it anticipates that, as a result of the reclassification, full year Operating profit will increase by approximately $100 annually with no impact on Net income attributable to Colgate-Palmolive Company.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance was effective for the Company beginning on January 1, 2017. As required subsequent to the adoption of this new guidance, the Company recognized excess tax benefits of $8 and $26 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the three and six months ended June 30, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods. Also, as permitted by the new standard, the Company elected to account for forfeitures as they occur.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminated the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively apply the equity method of accounting. For an available-for-sale investment, any unrealized gains or losses should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance was effective for the Company beginning on January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company plans to adopt the new standard on January 1, 2018, on a “modified retrospective” basis. The Company continues to make progress in its assessment and implementation of the new standard and while the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

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

The Company continually seeks new projects and ways to advance the implementation of existing projects in order to accelerate savings under the program and, given the challenging market conditions and slowing category growth experienced in the first six months of 2017, it has identified additional opportunities and now estimates charges to be at the upper end of its previously disclosed range. Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,500 to $1,585 ($1,120 to $1,170 aftertax) as compared to the previous estimate of $1,405 to $1,585 ($1,050 to $1,170 aftertax).

The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (45%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (25%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2017 are now expected to approximate $275 to $360 ($210 to $260 aftertax) as compared to the previous estimate of $180 to $360 ($140 to $260 aftertax). It is expected that substantially all charges resulting from the 2012 Restructuring Program will be incurred by December 31, 2017.

It is currently expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (25%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (5%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300 to 3,800 positions from the Company’s global employee workforce.

For the three and six months ended June 30, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$21	$12	$35	$20
Selling, general and administrative expenses	17	14	38	40
Other (income) expense, net	104	33	115	54
Total 2012 Restructuring Program charges, pretax	$142	$59	$188	$114

Total 2012 Restructuring Program charges, aftertax	$115	$44	$146	$82

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

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2017	2016	2017	2016
North America	17%	23%	22%	32%	17%
Latin America	3%	6%	3%	7%	4%
Europe	55%	6%	42%	7%	24%
Asia Pacific	3%	9%	3%	6%	3%
Africa/Eurasia	2%	22%	2%	15%	6%
Hill’s Pet Nutrition	2%	17%	4%	9%	7%
Corporate	18%	17%	24%	24%	39%

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,416 ($1,053 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2017
Employee-Related Costs	$573
Incremental Depreciation	86
Asset Impairments	29
Other	728
Total	$1,416

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the extension of shared business services and streamlining of global functions; the consolidation of facilities; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; and restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2017	$44	$—	$—	$123	$167
Charges	100	4	—	38	142
Cash payments	(8)	—	—	(46)	(54)
Charges against assets	(1)	(4)	—	—	(5)
Foreign exchange	3	—	—	1	4
Balance at June 30, 2017	$138	$—	$—	$116	$254

	Six Months Ended June 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	108	6	2	72	188
Cash payments	(27)	—	—	(82)	(109)
Charges against assets	(2)	(6)	(2)	—	(10)
Foreign exchange	3	—	—	1	4
Balance at June 30, 2017	$138	$—	$—	$116	$254

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements.
Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $2 for the three and six months ended June 30, 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $37 and $70, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $2, respectively. These charges were expensed as incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Inventories

Inventories by major class are as follows:

	June 30, 2017	December 31, 2016
Raw materials and supplies	$241	$266
Work-in-process	47	42
Finished goods	911	863
Total Inventories	$1,199	$1,171

6.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2017 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)	$260
Net income					1,094		77
Other comprehensive income (loss), net of tax						233	9
Dividends					(1,053)		(16)
Stock-based compensation expense		53
Shares issued for stock options		126		208
Shares issued for restricted stock units		(17)		17
Treasury stock acquired				(660)
Other		1	5	5	(11)
Balance, June 30, 2017	$1,466	$1,854	$(2)	$(19,565)	$19,952	$(3,947)	$330

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,991 and $3,212 at June 30, 2017 and December 31, 2016, respectively, and unrecognized retirement plan and other retiree benefits costs of $952 and $977 at June 30, 2017 and December 31, 2016, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

	Three Months Ended
	June 30, 2017			June 30, 2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$524	883.8	$0.59	$600	893.9	$0.67
Stock options and restricted stock units		7.0			7.2
Diluted EPS	$524	890.8	$0.59	$600	901.1	$0.67

For the three months ended June 30, 2017 and 2016, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 5,299,933 and 598,857, respectively.

	Six Months Ended
	June 30, 2017			June 30, 2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,094	884.2	$1.24	$1,133	893.8	$1.27
Stock options and restricted stock units		6.7			6.9
Diluted EPS	$1,094	890.9	$1.23	$1,133	900.7	$1.26

For the six months ended June 30, 2017 and 2016, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 9,051,702 and 356,541, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2017 and 2016 were as follows:

	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$57	$96	$(8)	$(37)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	19	12	16	12
Retirement plans and other retiree benefits adjustments	19	12	16	12
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	—	—
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	—	—	—	—
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(7)	(4)	7	6
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	1	1	2	1
Gains (losses) on cash flow hedges	(6)	(3)	9	7
Total Other comprehensive income (loss)	$70	$105	$17	$(18)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2017 and 2016 were as follows:

	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$160	$221	$86	$88
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	37	25	32	23
Retirement plans and other retiree benefits adjustments	37	25	32	23
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	—	—
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	—	—
Gains (losses) on available-for-sale securities	—	—	—	—
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(20)	(12)	(7)	(4)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(2)	(1)	—	—
Gains (losses) on cash flow hedges	(22)	(13)	(7)	(4)
Total Other comprehensive income (loss)	$175	$233	$111	$107

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$3	$4	$4	$3
Interest cost	23	26	5	6	10	11
ESOP offset	—	—	—	—	—	(1)
Expected return on plan assets	(28)	(28)	(5)	(6)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	12	10	3	2	4	4
Net periodic benefit cost	$8	$9	$6	$6	$18	$17

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$7	$8	$8	$6
Interest cost	47	53	10	12	21	22
ESOP offset	—	—	—	—	—	(1)
Expected return on plan assets	(55)	(55)	(10)	(11)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	24	20	5	4	8	8
Net periodic benefit cost	$17	$19	$12	$13	$37	$35

For the six months ended June 30, 2017, the Company made voluntary contributions of $57 to its U.S. postretirement plans. For the six months ended June 30, 2016, the Company made voluntary contributions of $50 to its U.S. postretirement plans.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.    Income Taxes

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation. As a result of adopting the standard effective January 1, 2017, the Company recognized excess tax benefits of $8 and $26 (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the three and six months ended June 30, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. See Note 3, Recent Accounting Pronouncements for additional information.

Since 2002, the Company has taken a tax position in a foreign jurisdiction that has been challenged by the local tax authorities. In May 2015, the Company became aware of several rulings by the Supreme Court in this foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by such court and as a result, as required, reassessed its tax position and increased its unrecognized tax benefits in 2015.

During the quarter ended June 30, 2016, the Supreme Court in this foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13, including interest. The Administrative Court in this jurisdiction has also decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility for future appeals. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $15 at current exchange rates. These deductions are currently being challenged by the tax authorities either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $225 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $162. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level and filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal and filed a similar action in Brazilian federal court. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $71, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also have involved other consumer goods companies and/or retail customers. These investigations often continue for several years and can result in substantial fines for violations that are found as well as associated private actions for damages. While the Company cannot predict the final financial impact of pending competition law matters, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The current status of pending competition law matters as of June 30, 2017 (except as noted below) is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11 (based on current exchange rates), which approximates reserves previously taken by the Company for this matter. The Company is currently reviewing the decision, and will likely appeal to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2017, there were 174 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 146 cases as of March 31, 2017 and 115 cases as of December 31, 2016. During the three months ended June 30, 2017, 36 new cases were filed and eight cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2017, 77 new cases were filed and 18 cases were resolved by voluntary dismissal or settlement. The value of settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

N8

The Company was a defendant in a lawsuit that was brought in Utah federal court by N8 Medical, Inc. (“N8 Medical”), Brigham Young University (“BYU”) and N8 Pharmaceuticals, Inc. (“N8 Pharma”). The complaint, originally filed in November 2013, alleged breach of contract and other torts arising out of the Company’s evaluation of a technology owned by BYU and licensed, at various times, to Ceragenix Pharmaceuticals, Inc., now in bankruptcy, N8 Medical and N8 Pharma.

In 2016, the Company resolved the claims brought by BYU and N8 Medical. These claims were each resolved in an amount that is not material to the Company’s results of operations. In the first quarter of 2017, the court dismissed the claims of N8 Pharma, which has filed a Notice of Appeal.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales
Oral, Personal and Home Care
North America	$764	$793	$1,524	$1,593
Latin America	1,002	938	1,926	1,786
Europe	584	606	1,142	1,194
Asia Pacific	663	697	1,383	1,440
Africa/Eurasia	241	239	487	470
Total Oral, Personal and Home Care	3,254	3,273	6,462	6,483
Pet Nutrition	572	572	1,126	1,124
Total Net sales	$3,826	$3,845	$7,588	$7,607

Operating profit
Oral, Personal and Home Care
North America	$241	$250	$474	$489
Latin America	308	284	577	531
Europe	145	138	285	279
Asia Pacific	205	219	424	438
Africa/Eurasia	45	45	90	88
Total Oral, Personal and Home Care	944	936	1,850	1,825
Pet Nutrition	163	162	320	317
Corporate	(254)	(154)	(432)	(331)
Total Operating profit	$853	$944	$1,738	$1,811

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended June 30, 2017, Corporate Operating profit (loss) included charges of $142 resulting from the 2012 Restructuring Program. For the six months ended June 30, 2017, Corporate Operating profit (loss) included charges of $188 resulting from the 2012 Restructuring Program.

For the three months ended June 30, 2016, Corporate Operating profit (loss) included charges of $59 resulting from the 2012 Restructuring Program. For the six months ended June 30, 2016, Corporate Operating profit (loss) included charges of $114 resulting from the 2012 Restructuring Program.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/17	12/31/16		6/30/17	12/31/16
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	—	1	Other liabilities	1	—
Foreign currency contracts	Other current assets	13	29	Other accruals	28	4
Foreign currency contracts	Other assets	—	5	Other liabilities	26	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$13	$36		$55	$4

Derivatives not designated
Foreign currency contracts	Other current assets	$—	$—	Other accruals	$1	$—
Total not designated		$—	$—		$1	$—

Total derivative instruments		$13	$36		$56	$4

Other financial instruments
Marketable securities	Other current assets	$144	$23
Total other financial instruments		$144	$23

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2017 and December 31, 2016. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2017 and December 31, 2016, was $6,710 and $6,717, respectively, and the related carrying value was $6,506 and $6,520, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and six months ended June 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$930	$600	$1,530	$347	$1,250	$1,597
Three months ended June 30,
Gain (loss) on derivatives	(3)	—	(3)	(6)	1	(5)
Gain (loss) on hedged items	3	—	3	6	(1)	5
Six months ended June 30,
Gain (loss) on derivatives	(1)	(2)	(3)	(5)	9	4
Gain (loss) on hedged items	1	2	3	5	(9)	(4)

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$719	$2	$721	$705	$9	$714
Three months ended June 30,
Gain (loss) recognized in OCI	(7)	—	(7)	5	2	7
Gain (loss) reclassified into Cost of sales	(1)	—	(1)	(3)	1	(2)
Six months ended June 30,
Gain (loss) recognized in OCI	(20)	—	(20)	(9)	2	(7)
Gain (loss) reclassified into Cost of sales	2	—	2	—	—	—

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

Activity related to net investment hedges recorded during the three and six months ended June 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$800	$572	$1,372	$895	$1,280	$2,175
Three months ended June 30,
Gain (loss) on instruments	(28)	(78)	(106)	10	26	36
Gain (loss) on hedged items	27	78	105	(7)	(26)	(33)
Six months ended June 30,
Gain (loss) on instruments	(46)	(93)	(139)	(16)	(23)	(39)
Gain (loss) on hedged items	47	93	140	16	23	39

Derivatives not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for the second quarter of 2017 include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the three and six months ended June 30, 2017. During the second quarter of 2017, the Company de-designated foreign currency forward contracts previously designated as net investment hedges and entered into new derivative instruments with offsetting terms. Gains or losses on these de-designated derivatives were substantially offset by gains and losses on the new derivative instruments.

Derivatives not designated as hedging instruments for the second quarter of 2016 consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and six months ended June 30, 2017 and 2016 was as follows:

	2017	2016
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at June 30,	$48	$5
Three months ended June 30,
Gain (loss) on instruments	—	2
Gain (loss) on hedged items	—	(2)
Six months ended June 30,
Gain (loss) on instruments	—	5
Gain (loss) on hedged items	—	(5)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $144 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $11 classified as held-to-maturity and carried at amortized cost.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds issued by the Argentinian government. As of June 30, 2017, the amortized cost was $11 and their approximate fair value was $11 (Level 2 valuation).

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

In the fourth quarter of 2012, the Company commenced a Global Growth and Efficiency Program (as expanded in 2014 and 2015, as described below, the “2012 Restructuring Program”) for sustained growth. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales and earnings per share and enhance its global leadership positions in its core businesses.

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

Implementation of the 2012 Restructuring Program remains on track. The Company continually seeks new projects and ways to advance the implementation of existing projects in order to accelerate savings under the program and, given the challenging market conditions and slowing category growth experienced in the first six months of 2017, it has identified additional opportunities and now estimates savings and charges to be at the upper end of its previously disclosed ranges. Savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $455 to $495 pretax ($425 to $475 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $430 to $495 pretax ($400 to $475 aftertax). Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,500 to $1,585 ($1,120 to $1,170 aftertax) as compared to the previous estimate of $1,405 to $1,585 ($1,050 to $1,170 aftertax).

In the three and six months ended June 30, 2017, the Company incurred aftertax costs of $115 and $146, respectively, associated with the 2012 Restructuring Program.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,826 in the second quarter of 2017, down 0.5% from the second quarter of 2016, as net selling price increases of 1.0% were more than offset by volume declines of 1.0% and negative foreign exchange of 0.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, were even with the second quarter of 2016. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,254 in the second quarter of 2017, down 0.5% from the second quarter of 2016, as net selling price increases of 1.0% were more than offset by volume declines of 1.0% and negative foreign exchange of 0.5%. Organic sales in the Oral, Personal and Home Care product segment were even with the second quarter of 2016.

The Company’s share of the global toothpaste market was 43.6% on a year-to-date basis, down 0.2 share points from the year ago period, and its share of the global manual toothbrush market was 32.8% on a year-to-date basis, down 0.5 share points from the year ago period. Year-to-date market shares in toothpaste were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2016 period. In the manual toothbrush category, year-to-date market shares were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2016 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $572 in the second quarter of 2017, even with the second quarter of 2016, as net selling price increases of 2.0% were offset by volume declines of 1.5% and negative foreign exchange of 0.5%. Organic sales in the Hill’s Pet Nutrition segment increased 0.5% in the second quarter of 2017.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $2,300 in the second quarter of 2017 from $2,304 in the second quarter of 2016. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit increased to $2,321 in the second quarter of 2017 from $2,316 in the second quarter of 2016. This increase in Gross profit reflects an increase of $17 resulting from higher Gross profit margin in the second quarter of 2017, partially offset by a decrease of $12, as a result of lower Net sales.

Worldwide Gross profit margin increased to 60.1% in the second quarter of 2017 from 59.9% in the second quarter of 2016. Excluding charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin was 60.7% in the second quarter of 2017, an increase of 50 basis points (bps) from 60.2% in the second quarter of 2016. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives (160 bps) and the 2012 Restructuring Program (10 bps), and higher pricing (40 bps), partially offset by higher raw and packaging material costs (180 bps), which included foreign exchange transaction costs.

	Three Months Ended June 30,
	2017	2016
Gross profit, GAAP	$2,300	$2,304
2012 Restructuring Program	21	12
Gross profit, non-GAAP	$2,321	$2,316

	Three Months Ended June 30,
	2017	2016	Basis Point Change
Gross profit margin, GAAP	60.1%	59.9%	20
2012 Restructuring Program	0.6	0.3
Gross profit margin, non-GAAP	60.7%	60.2%	50

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $1,333 in the second quarter of 2017 from $1,320 in the second quarter of 2016. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,316 in the second quarter of 2017 from $1,306 in the second quarter of 2016, reflecting increased advertising investment of $5 and higher overhead expenses of $5.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.8% in the second quarter of 2017 from 34.3% in the second quarter of 2016. Excluding charges resulting from the 2012 Restructuring Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 40 bps to 34.4% in the second quarter of 2017 as compared to the second quarter of 2016. This increase was due to increased advertising investment (20 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In the second quarter of 2017, advertising investment increased 1% to $399, as compared with $394 in the second quarter of 2016, and increased as a percentage of Net sales to 10.4% in the second quarter of 2017 from 10.2% in the second quarter of 2016.

	Three Months Ended June 30,
	2017	2016
Selling, general and administrative expenses, GAAP	$1,333	$1,320
2012 Restructuring Program	(17)	(14)
Selling, general and administrative expenses, non-GAAP	$1,316	$1,306

	Three Months Ended June 30,
	2017	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.8%	34.3%	50
2012 Restructuring Program	(0.4)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.4%	34.0%	40

Other (Income) Expense, Net

Other (income) expense, net was $114 in the second quarter of 2017, as compared to $40 in the second quarter of 2016. Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Other (income) expense, net was $10 in the second quarter of 2017, as compared to $7 in the second quarter of 2016.

	Three Months Ended June 30,
	2017	2016
Other (income) expense, net, GAAP	$114	$40
2012 Restructuring Program	(104)	(33)
Other (income) expense, net, non-GAAP	$10	$7

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 10% to $853 in the second quarter of 2017 from $944 in the second quarter of 2016. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Operating profit was $995 in the second quarter of 2017, compared to $1,003 in the second quarter of 2016, a decrease of 1%, as an increase in Gross profit was offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 22.3% in the second quarter of 2017, a decrease of 230 bps compared to 24.6% in the second quarter of 2016. Excluding charges resulting from the 2012 Restructuring Program in both periods, Operating profit margin was 26.0% in the second quarter of 2017, a decrease of 10 bps as compared to 26.1% in the second quarter of 2016, as an increase in Gross profit margin (50 bps) was more than offset by an increase in Selling, general and administrative expenses (40 bps) and Other (income) expense, net (20 bps), all as a percentage of Net sales.

	Three Months Ended June 30,
	2017	2016	% Change
Operating profit, GAAP	$853	$944	(10)%
2012 Restructuring Program	142	59
Operating profit, non-GAAP	$995	$1,003	(1)%

	Three Months Ended June 30,
	2017	2016	Basis Point Change
Operating profit margin, GAAP	22.3%	24.6%	(230)
2012 Restructuring Program	3.7	1.5
Operating profit margin, non-GAAP	26.0%	26.1%	(10)

Interest (Income) Expense, Net

Interest (income) expense, net was $24 in the second quarter of 2017 as compared to $25 in the second quarter of 2016, primarily due to higher interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2017 decreased to $524 from $600 in the second quarter of 2016, and Earnings per common share on a diluted basis decreased to $0.59 per share in the second quarter of 2017 from $0.67 in the second quarter of 2016. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the second quarter of 2016 also included a net benefit related to a previously disclosed foreign tax matter (see “Income taxes” below for further information).

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2017 increased 1% to $639, and Earnings per common share on a diluted basis increased 3% to $0.72 in the second quarter of 2017 from $0.70 in the second quarter of 2016.

	Three Months Ended June 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$829	$269	$560	$524	$0.59
2012 Restructuring Program	142	27	115	115	0.13
Non-GAAP	$971	$296	$675	$639	$0.72

	Three Months Ended June 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$919	$281	$638	$38	$600	$0.67
2012 Restructuring Program	59	14	45	1	44	0.05
Benefit from a previously disclosed foreign tax matter, net	—	13	(13)	—	(13)	(0.01)
Non-GAAP	$978	$308	$670	$39	$631	$0.70

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$764	$793	(3.5)%
Operating profit	$241	$250	(4)%
% of Net sales	31.5%	31.5%	—	bps

Net sales in North America decreased 3.5% in the second quarter of 2017 to $764, driven by volume declines of 2.0% and net selling price decreases of 1.5%, while foreign exchange was flat. Organic sales in North America decreased 3.5% in the second quarter of 2017.

The decrease in organic sales in North America in the second quarter of 2017 versus the second quarter of 2016 was primarily due to a decrease in Oral Care and Home Care organic sales. The decrease in Oral Care organic sales was attributable to a decline in organic sales in the manual toothbrush category. The decrease in Home Care organic sales was attributable to a decline in organic sales in the hand dish category.

Operating profit in North America decreased 4% in the second quarter of 2017 to $241, while as a percentage of Net sales it remained even at 31.5% as a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (20 bps) were offset by a decrease in Other (income) expense, net (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (140 bps), which included foreign exchange transaction costs, and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps) and the 2012 Restructuring Program (30 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (30 bps), which were partially offset by a decrease in advertising investment (10 bps). This decrease in advertising investment in part reflects a shift from advertising investment to in-store promotional activities and the timing of advertising spending in the prior year.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$1,002	$938	7.0%
Operating profit	$308	$284	8%
% of Net sales	30.7%	30.3%	40	bps

Net sales in Latin America increased 7.0% to $1,002 in the second quarter of 2017, driven by net selling price increases of 4.5% and volume growth of 2.5%, while foreign exchange was flat. Organic sales in Latin America increased 7.0% in the second quarter of 2017. Volume gains were led by Brazil, the Andean Region and Argentina.

The increase in organic sales in Latin America in the second quarter of 2017 versus the second quarter of 2016 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care organic sales was driven by organic sales growth in the toothpaste category. Personal Care organic sales growth was driven by organic sales growth in the bar soap category. The increase in Home Care organic sales was due to organic sales growth in the fabric softener and liquid cleaners categories.

Operating profit in Latin America increased 8% in the second quarter of 2017 to $308, or 40 bps to 30.7% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (70 bps) and a decrease in Other (income) expense, net (40 bps), partially offset by an increase in Selling, general and administrative expenses (70 bps), all as a percentage of Net sales. This increase in Gross profit was due to cost savings from the Company’s funding-the-growth initiatives (140 bps), and higher pricing, partially offset by higher raw and packaging material costs (290 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was primarily due to an increase in advertising investment (60 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$584	$606	(3.5)%
Operating profit	$145	$138	5%
% of Net sales	24.8%	22.8%	200	bps

Net sales in Europe decreased 3.5% in the second quarter of 2017 to $584. Net selling price increases of 0.5% were more than offset by volume declines of 1.0% and negative foreign exchange of 3.0%. Organic sales in Europe decreased 0.5% in the second quarter of 2017. Volume declines in Germany and Norway were partially offset by volume gains in the Netherlands, the United Kingdom and Poland.

The decrease in organic sales in Europe in the second quarter of 2017 versus the second quarter of 2016 was primarily due to a decrease in organic sales in the Personal Care category, partially offset by an increase in organic sales in the Oral Care category. The decrease in Personal Care organic sales was due to a decline in organic sales in the liquid hand soap, bar soap and shampoo categories, partially offset by growth in the shower gel category. The increase in Oral Care organic sales was due to organic sales in the toothpaste category.

Operating profit in Europe increased 5% in the second quarter of 2017 to $145, or 200 bps to 24.8% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) and a decrease in Selling, general and administrative expenses (190 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (210 bps) and the 2012 Restructuring Program (20 bps), and sales mix, partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (170 bps) and a slight decrease in advertising investment (20 bps).

Asia Pacific

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$663	$697	(5.0)%
Operating profit	$205	$219	(6)%
% of Net sales	30.9%	31.4%	(50)	bps

Net sales in Asia Pacific decreased 5.0% in the second quarter of 2017 to $663, driven by volume declines of 2.0%, net selling price decreases of 1.5% and negative foreign exchange of 1.5%. Organic sales in Asia Pacific decreased 3.5% in the second quarter of 2017. Volume declines in India, Thailand and Australia were partially offset by volume gains in the Philippines, Vietnam and New Zealand.

The decrease in organic sales in Asia Pacific in the second quarter of 2017 versus the second quarter of 2016 was driven by Oral Care with declines in organic sales in the toothpaste and manual toothbrush categories. Personal Care also contributed to the organic sales decline with decreased organic sales in the shampoo category.

Operating profit in Asia Pacific decreased 6% to $205 in the second quarter of 2017, or 50 bps to 30.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps), partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (300 bps), which included foreign exchange transaction costs, and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (80 bps), in part reflecting a shift from advertising investment to in-store promotional activities and also due to the timing of advertising spending in the prior year, which was partially offset by higher overhead expenses (20 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$241	$239	1.0%
Operating profit	$45	$45	—%
% of Net sales	18.7%	18.8%	(10)	bps

Net sales in Africa/Eurasia increased 1.0% in the second quarter of 2017 to $241. Net selling price increases of 4.5% and the impact of positive foreign exchange of 4.0% were partially offset by volume declines of 7.5%. Organic sales in Africa/Eurasia decreased 3.0% in the second quarter of 2017. Volume declines in the Sub-Saharan Africa region, Turkey and South Africa were partially offset by volume gains in Russia.

The decrease in organic sales in Africa/Eurasia in the second quarter of 2017 versus the second quarter of 2016 was due to a decrease in Personal Care and Home Care organic sales. The decrease in Personal Care was due to a decline in organic sales in the shower gel category. The decrease in Home Care was due to a decline in organic sales in the liquid cleaners and hand dish categories.

Operating profit in Africa/Eurasia was $45 in the second quarter of 2017, even with the second quarter of 2016, while as a percentage of Net sales it decreased 10 bps to 18.7%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (320 bps), which was more than offset by an increase in Selling, general and administrative expenses (380 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (120 bps), and higher pricing, partially offset by higher raw and packaging material costs (40 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (420 bps), partially offset by lower overhead expenses (40 bps).

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2017	2016	Change
Net sales	$572	$572	—%
Operating profit	$163	$162	1%
% of Net sales	28.5%	28.3%	20	bps

Net sales for Hill’s Pet Nutrition were $572 in the second quarter of 2017, even with the second quarter of 2016 as net selling price increases of 2.0% were offset by volume declines of 1.5% and negative foreign exchange of 0.5%. Organic sales in Hill’s Pet Nutrition increased 0.5% in the second quarter of 2017. Volume declines in the United States, Japan and Canada were partially offset by volume gains in Russia, Latin America and South Africa. The volume declines in Japan are attributable to a continued contraction in the market.

The increase in organic sales in the second quarter of 2017 versus the second quarter of 2016 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Naturals categories.

Operating profit in Hill’s Pet Nutrition increased 1% in the second quarter of 2017 to $163, or 20 bps to 28.5% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (150 bps), partially offset by an increase in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (140 bps), and higher pricing, partially offset by higher costs (30 bps), which were primarily driven by higher raw and packaging material costs, which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (60 bps) and increased advertising investment (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2017	2016	Change
Operating profit (loss)	$(254)	$(154)	65%

Operating profit (loss) related to Corporate was ($254) in the second quarter of 2017 as compared to ($154) in the second quarter of 2016. In the second quarter of 2017, Corporate Operating profit (loss) included charges of $142 resulting from the 2012 Restructuring Program. In the second quarter of 2016, Corporate Operating profit (loss) included charges of $59 resulting from the 2012 Restructuring Program.

Six Months

Worldwide Net sales were $7,588 in the first six months of 2017, a decrease of $19 as compared to the first six months of 2016, as net selling price increases of 1.5% were offset by volume declines of 1.5%, while foreign exchange was flat. Organic sales in the first six months of 2017 were even with the first six months of 2016.

Net sales in the Oral, Personal and Home Care product segment were $6,462 in the first six months of 2017, a decrease of 0.5% from the first six months of 2016, as net selling price increases of 1.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 0.5%. Organic sales in the Oral, Personal and Home Care product segment in the first six months of 2017 were even with the first six months of 2016.

Organic sales in the Oral, Personal and Home Care product segment in the first six months of 2017 were even with the first six months of 2016 as an increase in Oral Care organic sales was offset by a decrease in organic sales in Personal Care and Home Care. The increase in Oral Care organic sales was due to growth in the toothpaste category. The decrease in Personal Care organic sales was attributable to declines in the liquid hand soap and underarm protection categories. The decrease in Home Care organic sales was attributable to declines in the hand dish category, partially offset by gains in the fabric softener category.

Net sales in the Hill’s Pet Nutrition segment were $1,126 in the first six months of 2017, an increase of $2 as compared to the first six months of 2016, as net selling price increases of 2.5% were offset by volume declines of 2.5%, while foreign exchange was flat. Organic sales for the Hill’s Pet Nutrition segment in the first six months of 2017 were even with the first six months of 2016 as organic sales growth in the Prescription Diet category was offset by a decline in organic sales in the Naturals and Advanced Nutrition categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2017	2016
Net sales
Oral, Personal and Home Care
North America	$1,524	$1,593
Latin America	1,926	1,786
Europe	1,142	1,194
Asia Pacific	1,383	1,440
Africa/Eurasia	487	470
Total Oral, Personal and Home Care	6,462	6,483
Pet Nutrition	1,126	1,124
Total Net sales	$7,588	$7,607

Operating profit
Oral, Personal and Home Care
North America	$474	$489
Latin America	577	531
Europe	285	279
Asia Pacific	424	438
Africa/Eurasia	90	88
Total Oral, Personal and Home Care	1,850	1,825
Pet Nutrition	320	317
Corporate	(432)	(331)
Total Operating profit	$1,738	$1,811

Within the Oral, Personal and Home Care product segment, North America Net sales decreased 4.5%, as a result of volume declines of 3.5% and net selling price decreases of 1.0%, while foreign exchange was flat. Organic sales in North America decreased 4.5%. Latin America Net sales increased 8.0%, driven by net selling price increases of 5.5%, volume growth of 1.5% and positive foreign exchange of 1.0%. Organic sales in Latin America increased 7.0%. Europe Net sales decreased 4.5%, as a result of net selling price decreases of 0.5% and negative foreign exchange of 4.0%, while volume was flat. Organic sales in Europe decreased 0.5%. Asia Pacific Net sales decreased 4.0%, as a result of volume declines of 2.0%, net selling price decreases of 0.5% and negative foreign exchange of 1.5%. Organic sales in Asia Pacific decreased 2.5%. Africa/Eurasia Net sales increased 3.5%, as net selling price increases of 6.0% and positive foreign exchange of 4.5% were partially offset by volume declines of 7.0%. Organic sales in Africa/Eurasia decreased 1.0%.

In the first six months of 2017, Operating profit (loss) related to Corporate was ($432) as compared to ($331) in the first six months of 2016. In the first six months of 2017 and 2016, Corporate Operating profit (loss) included charges of $188 and $114, respectively, resulting from the 2012 Restructuring Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $4,569 in the first six months of 2017 from $4,552 in the first six months of 2016. Gross profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Gross profit increased to $4,604 in the first six months of 2017 from $4,572 in the first six months of 2016. This increase in Gross profit reflects an increase of $44 resulting from higher Gross profit margin in the first six months of 2017, partially offset by a decrease of $12, as a result of lower Net sales.

Worldwide Gross profit margin was 60.2% in the first six months of 2017 as compared to 59.8% in the first six months of 2016. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Gross profit margin increased by 60 bps to 60.7% in the first six months of 2017, from 60.1% in the first six months of 2016, primarily driven by cost savings from the Company’s funding-the-growth initiatives (150 bps), and higher pricing (60 bps), which were partially offset by higher costs (130 bps), driven by higher raw and packaging material costs, which included foreign exchange transaction costs.

	Six Months Ended June 30,
	2017	2016
Gross profit, GAAP	$4,569	$4,552
2012 Restructuring Program	35	20
Gross profit, non-GAAP	$4,604	$4,572

	Six Months Ended June 30,
	2017	2016	Basis Point Change
Gross profit margin, GAAP	60.2%	59.8%	40
2012 Restructuring Program	0.5	0.3
Gross profit margin, non-GAAP	60.7%	60.1%	60

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $2,695 in the first six months of 2017 from $2,674 in the first six months of 2016. Selling, general and administrative expenses in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges, Selling, general and administrative expenses increased to $2,657 in the first six months of 2017 from $2,634 in the first six months of 2016, reflecting higher overhead expenses of $16 and increased advertising investment of $7.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.5% in the first six months of 2017 from 35.2% in the first six months of 2016. Excluding charges resulting from the 2012 Restructuring Program, Selling, general and administrative expenses as a percentage of Net sales were 35.0% in the first six months of 2017, an increase of 40 bps as compared to the first six months of 2016. This increase was a result of higher overhead expenses (30 bps) and increased advertising investment (10 bps), both as a percentage of Net sales. In the first six months of 2017, advertising investment increased 1% to $799, as compared with $792 in the first six months of 2016, while as a percentage of Net sales it increased to 10.5% in the first six months of 2017 from 10.4% in the first six months of 2016.

	Six Months Ended June 30,
	2017	2016
Selling, general and administrative expenses, GAAP	$2,695	$2,674
2012 Restructuring Program	(38)	(40)
Selling, general and administrative expenses, non-GAAP	$2,657	$2,634

	Six Months Ended June 30,
	2017	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.5%	35.2%	30
2012 Restructuring Program	(0.5)	(0.6)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	35.0%	34.6%	40

Other (Income) Expense, Net

Other (income) expense, net was $136 in the first six months of 2017, as compared to $67 in the first six months of 2016.
Other (income) expense, net in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Other (income) expense, net was $21 in the first six months of 2017, as compared to $13 in the first six months of 2016.

	Six Months Ended June 30,
	2017	2016
Other (income) expense, net, GAAP	$136	$67
2012 Restructuring Program	(115)	(54)
Other (income) expense, net, non-GAAP	$21	$13

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased to $1,738 in the first six months of 2017 from $1,811 in the first six months of 2016. Operating profit in both periods included charges resulting from the 2012 Restructuring Program. Excluding these charges in both periods, Operating profit for the first six months of 2017 increased to $1,926 from $1,925 in the first six months of 2016, primarily due to higher Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 22.9% in the first six months of 2017, a decrease of 90 bps compared to 23.8% in the first six months of 2016. Excluding the charges resulting from the 2012 Restructuring Program in both periods, Operating profit margin was 25.4%, an increase of 10 bps from 25.3% in the first six months of 2016. This increase was primarily due to an increase in Gross profit margin (60 bps), partially offset by an increase in Selling, general and administrative expenses as a percentage of Net sales (40 bps).

	Six Months Ended June 30,
	2017	2016	% Change
Operating profit, GAAP	$1,738	$1,811	(4)%
2012 Restructuring Program	188	114
Operating profit, non-GAAP	$1,926	$1,925	—%

	Six Months Ended June 30,
	2017	2016	Basis Point Change
Operating profit margin, GAAP	22.9%	23.8%	(90)
2012 Restructuring Program	2.5	1.5
Operating profit margin, non-GAAP	25.4%	25.3%	10

Interest (Income) Expense, Net

Interest (income) expense, net was $47 in the first six months of 2017 as compared to $53 in the first six months of 2016, primarily due to lower interest expense as a result of lower average debt balances and higher interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective tax rate was 32.4% for the second quarter of 2017 as compared to 30.6% for the second quarter of 2016. As reflected in the table below, the non-GAAP income tax rate was 30.5% for the quarter ended June 30, 2017, as compared to 31.5% in the comparable period of 2016. The decrease in the non-GAAP effective tax rate in the second quarter of 2017 was primarily due to the recognition of $8 of excess tax benefits in the Provision for income taxes in the second quarter of 2017 following the adoption of ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017. See Note 3, Recent Accounting Pronouncements and Note 10, Income Taxes to the Condensed Consolidated Financial Statements, for additional details.

The effective tax rate was 30.8% for the first six months of 2017 as compared to 31.1% for the first six months of 2016. As reflected in the table below, the non-GAAP income tax rate was 29.9% for the first six months ended June 30, 2017, as compared to 31.5% in the comparable period of 2016. The decrease in the non-GAAP effective tax rate in the first six months of 2017 was primarily due to the recognition of $26 of excess tax benefits in the Provision for income taxes during the first six months of 2017, as a result of the adoption of the new accounting guidance discussed above.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. In addition, as discussed above, effective January 1, 2017, excess tax benefits from share-based compensation are now recognized in the Provision for income taxes on a discrete basis. The Company’s current estimate of its full year effective income tax rate before discrete period items is 31.3%, compared to 31.5% in the second quarter of 2016.

	Three Months Ended June 30,
	2017			2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$829	$269	32.4%	$919	$281	30.6%
2012 Restructuring Program	142	27	(1.9)	59	14	(0.4)
Benefit from a previously disclosed foreign tax matter, net	—	—	—	—	13	1.3
Non-GAAP	$971	$296	30.5%	$978	$308	31.5%

	Six Months Ended June 30,
	2017			2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,691	$520	30.8%	$1,758	$546	31.1%
2012 Restructuring Program	188	42	(0.9)	114	31	(0.2)
Benefit from a previously disclosed foreign tax matter, net	—	—	—	—	13	0.6
Non-GAAP	$1,879	$562	29.9%	$1,872	$590	31.5%

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since 2002, the Company has taken a tax position in a foreign jurisdiction that has been challenged by the local tax authorities. In May 2015, the Company became aware of several rulings by the Supreme Court in this foreign jurisdiction disallowing certain tax deductions, which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by such court and, as a result, as required, reassessed its tax position and increased its unrecognized tax benefits in 2015.

During the quarter ended June 30, 2016, the Supreme Court in this foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13, including interest. The Administrative Court in this jurisdiction has also decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility for future appeals. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $15 at current exchange rates. These deductions are currently being challenged by the tax authorities either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2017 decreased to $1,094 from $1,133 in the comparable 2016 period. Earnings per common share on a diluted basis decreased to $1.23 per share from $1.26 per share in the comparable 2016 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the 2012 Restructuring Program. Net income attributable to Colgate-Palmolive Company in the first six months of 2016 also included a net benefit related to a previously disclosed foreign tax matter.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 3% to $1,240 in the first six months of 2017 from $1,202 in the first six months of 2016 and Earnings per common share on a diluted basis increased 5% to $1.39 in the first six months of 2017 from $1.33 in the first six months of 2016.

	Six Months Ended June 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,691	$520	$1,171	$1,094	$1.23
2012 Restructuring Program	188	42	146	146	0.16
Non-GAAP	$1,879	$562	$1,317	$1,240	$1.39

	Six Months Ended June 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,758	$546	$1,212	$79	$1,133	$1.26
2012 Restructuring Program	114	31	83	1	82	0.09
Benefit from a previously disclosed foreign tax matter, net	—	13	(13)	—	(13)	(0.01)
Non-GAAP	$1,872	$590	$1,282	$80	$1,202	$1.33

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

Implementation of the 2012 Restructuring Program remains on track. The Company continually seeks new projects and ways to advance the implementation of existing projects in order to accelerate savings under the program and, given the challenging market conditions and slowing category growth experienced in the first six months of 2017, it has identified additional opportunities and now estimates savings and charges to be at the upper end of its previously disclosed ranges. Savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $455 to $495 pretax ($425 to $475 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $430 to $495 pretax ($400 to $475 aftertax). Savings in 2017 are now expected to amount to approximately $50 to $60 pretax ($40 to $50 aftertax) as compared to the previous estimate of $40 to $60 pretax ($30 to $50 aftertax). Cumulative pretax charges resulting from the 2012 Restructuring Program, once all phases are approved and implemented, are now estimated to be $1,500 to $1,585 ($1,120 to $1,170 aftertax) as compared to the previous estimate of $1,405 to $1,585 ($1,050 to $1,170 aftertax).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The pretax charges resulting from the 2012 Restructuring Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (45%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (25%). Over the course of the 2012 Restructuring Program, it is currently estimated that approximately 75% of the charges will result in cash expenditures. Anticipated pretax charges for 2017 are now expected to approximate $275 to $360 ($210 to $260 aftertax) as compared to the previous estimate of $180 to $360 ($140 to $260 aftertax). It is expected that substantially all charges resulting from the 2012 Restructuring Program will be incurred by December 31, 2017.

It is currently expected that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (25%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (5%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. It is expected that, when it has been fully implemented, the 2012 Restructuring Program will contribute a net reduction of approximately 3,300 to 3,800 positions from the Company’s global employee workforce.

For the three and six months ended June 30, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$21	$12	$35	$20
Selling, general and administrative expenses	17	14	38	40
Other (income) expense, net	104	33	115	54
Total 2012 Restructuring Program charges, pretax	$142	$59	$188	$114

Total 2012 Restructuring Program charges, aftertax	$115	$44	$146	$82

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the 2012 Restructuring Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2017	2016	2017	2016
North America	17%	23%	22%	32%	17%
Latin America	3%	6%	3%	7%	4%
Europe	55%	6%	42%	7%	24%
Asia Pacific	3%	9%	3%	6%	3%
Africa/Eurasia	2%	22%	2%	15%	6%
Hill’s Pet Nutrition	2%	17%	4%	9%	7%
Corporate	18%	17%	24%	24%	39%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the 2012 Restructuring Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,416 ($1,053 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2017
Employee-Related Costs	$573
Incremental Depreciation	86
Asset Impairments	29
Other	728
Total	$1,416

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the extension of shared business services and streamlining of global functions; the consolidation of facilities; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; and restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan.
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2017	$44	$—	$—	$123	$167
Charges	100	4	—	38	142
Cash payments	(8)	—	—	(46)	(54)
Charges against assets	(1)	(4)	—	—	(5)
Foreign exchange	3	—	—	1	4
Balance at June 30, 2017	$138	$—	$—	$116	$254

	Six Months Ended June 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	108	6	2	72	188
Cash payments	(27)	—	—	(82)	(109)
Charges against assets	(2)	(6)	(2)	—	(10)
Foreign exchange	3	—	—	1	4
Balance at June 30, 2017	$138	$—	$—	$116	$254

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $2 for the three and six months ended June 30, 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the 2012 Restructuring Program. These charges for the three and six months ended June 30, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $37 and $70, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $2, respectively. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2017 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the 2012 Restructuring Program and, as applicable, a net benefit related to a previously disclosed foreign tax matter (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2017 and 2016 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2017:

Three Months Ended June 30, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(3.5)%	—%	—%	(3.5)%
Latin America	7.0%	—%	—%	7.0%
Europe	(3.5)%	(3.0)%	—%	(0.5)%
Asia Pacific	(5.0)%	(1.5)%	—%	(3.5)%
Africa/Eurasia	1.0%	4.0%	—%	(3.0)%
Total Oral, Personal and Home Care	(0.5)%	(0.5)%	—%	—%
Pet Nutrition	—%	(0.5)%	—%	0.5%
Total Company	(0.5)%	(0.5)%	—%	—%

Six Months Ended June 30, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact (1)	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(4.5)%	—%	—%	(4.5)%
Latin America	8.0%	1.0%	—%	7.0%
Europe	(4.5)%	(4.0)%	—%	(0.5)%
Asia Pacific	(4.0)%	(1.5)%	—%	(2.5)%
Africa/Eurasia	3.5%	4.5%	—%	(1.0)%
Total Oral, Personal and Home Care	(0.5)%	(0.5)%	—%	—%
Pet Nutrition	—%	—%	—%	—%
Total Company	—%	—%	—%	—%

(1) Represents the impact of acquisitions and divestments, as applicable.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, charges resulting from the 2012 Restructuring Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations decreased 1% to $1,305 in the first six months of 2017, compared with $1,320 in the comparable period of 2016, primarily due to the timing of income tax payments.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital improved to (3.9%) as a percentage of Net sales in the first six months of 2017 as compared to (2.6%) in the first six months of 2016, reflecting the Company’s tight focus on working capital.

Implementation of the 2012 Restructuring Program remains on track. The Company continually seeks new projects and ways to advance the implementation of existing projects in order to accelerate savings under the program and, given the challenging market conditions and slowing category growth experienced in the first six months of 2017, it has identified additional opportunities and now estimates savings and charges to be at the upper end of its previously disclosed ranges. Total program charges resulting from the 2012 Restructuring Program are now estimated to be $1,500 to $1,585 pretax ($1,120 to $1,170 aftertax) as compared to the previous estimate of $1,405 to $1,585 pretax ($1,050 to $1,170 aftertax). Approximately 75% of total program charges resulting from the 2012 Restructuring Program are expected to result in cash expenditures. Savings from the 2012 Restructuring Program, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $455 to $495 pretax ($425 to $475 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $430 to $495 pretax ($400 to $475 aftertax).

The anticipated pretax charges for 2017 are now expected to approximate $275 to $360 ($210 to $260 aftertax) as compared to the previous estimate of $180 to $360 ($140 to $260 aftertax). Savings in 2017 are now expected to approximate $50 to $60 pretax ($40 to $50 aftertax) as compared to the previous estimate of $40 to $60 pretax ($30 to $50 aftertax). It is anticipated that cash requirements for the 2012 Restructuring Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at June 30, 2017 is expected to be paid in the next twelve months.

Investing activities used $312 of cash in the first six months of 2017, compared with $340 in the comparable period of 2016. Purchases of marketable securities and investments increased in the first six months of 2017 to $201 from $183 in the comparable period of 2016. Proceeds from the sale of marketable securities and investments also increased in the first six months of 2017 to $114 from $87 in the comparable period of 2016.

Capital spending decreased in the first six months of 2017 to $229 from $248 in the comparable period of 2016. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2017 are expected to be approximately 4.0% of Net sales, which remains higher than the Company’s historical rate of approximately 3.5%, primarily due to the 2012 Restructuring Program.

Financing activities used $1,119 of cash during the first six months of 2017, compared with $867 in the comparable period of 2016, reflecting higher purchases of treasury shares and higher net principal payments on debt, partially offset by higher proceeds from the exercise of stock options in the first six months of 2017 compared to the first six months of 2016.

Long-term debt, including the current portion, decreased to $6,506 as of June 30, 2017 as compared to $6,520 as of December 31, 2016 and total debt decreased to $6,519 as of June 30, 2017 as compared to $6,533 as of December 31, 2016. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $883 and $0 as of June 30, 2017 and 2016, respectively. Commercial paper outstanding as of June 30, 2017 is U.S. dollar-denominated. Proceeds from the outstanding commercial paper in the second quarter of 2017 were used to repay and retire $250 of U.S. dollar-denominated notes, which became due during the second quarter. Proceeds from the outstanding commercial paper in the first quarter of 2017 were used to repay and retire $400 of U.S. dollar-denominated notes, which became due during the first quarter. The average daily balances outstanding for commercial paper in the first six months of 2017 and 2016 were $1,587 and $1,420, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

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

Cash and cash equivalents decreased $74 during the first six months of 2017 to $1,241 at June 30, 2017, compared to $1,315 at December 31, 2016, most of which ($1,209 and $1,273, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, including the 2012 Restructuring Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the 2012 Restructuring Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, including e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2017	495,944	$73.30	450,000	$2,060
May 1 through 31, 2017	1,910,058	$72.81	1,874,473	$1,924
June 1 through 30, 2017	1,980,108	$75.94	1,946,000	$1,776
Total	4,386,110	$74.28	4,270,473

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 115,637 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2017.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 21, 2017	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 21, 2017	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

July 21, 2017	/s/ Victoria L. Dolan
Victoria L. Dolan
Chief Transformation Officer and Corporate Controller