Form 10-Q
period 2017-09-30
COLGATE PALMOLIVE CO
filed 2017-10-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	878,105,223	September 30, 2017

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$3,974	$3,867	$11,562	$11,474
Cost of sales	1,591	1,543	4,610	4,598
Gross profit	2,383	2,324	6,952	6,876
Selling, general and administrative expenses	1,429	1,322	4,124	3,996
Other (income) expense, net	27	(69)	163	(2)
Operating profit	927	1,071	2,665	2,882
Interest (income) expense, net	27	25	74	78
Income before income taxes	900	1,046	2,591	2,804
Provision for income taxes	250	300	770	846
Net income including noncontrolling interests	650	746	1,821	1,958
Less: Net income attributable to noncontrolling interests	43	44	120	123
Net income attributable to Colgate-Palmolive Company	$607	$702	$1,701	$1,835

Earnings per common share, basic	$0.69	$0.79	$1.93	$2.05

Earnings per common share, diluted	$0.68	$0.78	$1.91	$2.04

Dividends declared per common share *	$0.40	$0.39	$1.59	$1.55

* Two dividends were declared in the first quarter of 2017 and 2016.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income including noncontrolling interests	$650	$746	$1,821	$1,958
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	64	—	294	83
Retirement plans and other retiree benefit adjustments	54	16	79	39
Gains (losses) on available-for-sale securities	—	(1)	—	(1)
Gains (losses) on cash flow hedges	(3)	1	(16)	(3)
Total Other comprehensive income (loss), net of tax	115	16	357	118
Total Comprehensive income including noncontrolling interests	765	762	2,178	2,076
Less: Net income attributable to noncontrolling interests	43	44	120	123
Less: Cumulative translation adjustments attributable to noncontrolling interests	2	2	11	(3)
Total Comprehensive income attributable to noncontrolling interests	45	46	131	120
Total Comprehensive income attributable to Colgate-Palmolive Company	$720	$716	$2,047	$1,956

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,380	$1,315
Receivables (net of allowances of $82 and $73, respectively)	1,530	1,411
Inventories	1,205	1,171
Other current assets	621	441
Total current assets	4,736	4,338
Property, plant and equipment:
Cost	8,419	7,942
Less: Accumulated depreciation	(4,420)	(4,102)
	3,999	3,840
Goodwill	2,216	2,107
Other intangible assets, net	1,343	1,313
Deferred income taxes	265	301
Other assets	216	224
Total assets	$12,775	$12,123
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$7	$13
Current portion of long-term debt	—	—
Accounts payable	1,164	1,124
Accrued income taxes	391	441
Other accruals	2,292	1,727
Total current liabilities	3,854	3,305
Long-term debt	6,520	6,520
Deferred income taxes	196	246
Other liabilities	1,938	2,035
Total liabilities	12,508	12,106
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	1,932	1,691
Retained earnings	20,207	19,922
Accumulated other comprehensive income (loss)	(3,834)	(4,180)
Unearned compensation	(1)	(7)
Treasury stock, at cost	(19,878)	(19,135)
Total Colgate-Palmolive Company shareholders’ equity	(108)	(243)
Noncontrolling interests	375	260
Total equity	267	17
Total liabilities and equity	$12,775	$12,123

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net income including noncontrolling interests	$1,821	$1,958
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	354	329
Restructuring and termination benefits, net of cash	80	(1)
Stock-based compensation expense	106	102
Gain on sale of land in Mexico	—	(97)
Deferred income taxes	(2)	50
Voluntary benefit plan contributions	(81)	(53)
Cash effects of changes in:
Receivables	(50)	(126)
Inventories	16	4
Accounts payable and other accruals	39	101
Other non-current assets and liabilities	12	50
Net cash provided by operations	2,295	2,317
Investing Activities
Capital expenditures	(382)	(392)
Purchases of marketable securities and investments	(301)	(271)
Proceeds from sale of marketable securities and investments	149	158
Proceeds from sale of land in Mexico	—	60
Other	2	—
Net cash used in investing activities	(532)	(445)
Financing Activities
Principal payments on debt	(3,551)	(5,446)
Proceeds from issuance of debt	3,478	5,447
Dividends paid	(1,070)	(1,053)
Purchases of treasury shares	(1,055)	(913)
Proceeds from exercise of stock options	431	418
Net cash used in financing activities	(1,767)	(1,547)
Effect of exchange rate changes on Cash and cash equivalents	69	3
Net increase (decrease) in Cash and cash equivalents	65	328
Cash and cash equivalents at beginning of the period	1,315	970
Cash and cash equivalents at end of the period	$1,380	$1,298
Supplemental Cash Flow Information
Income taxes paid	$820	$696

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the results for interim periods. Results of operations for interim periods may not be representative of results to be expected for a full year. Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) reclassifies certain prior year amounts, as applicable, to conform to the current year presentation.

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2.	Use of Estimates

Provisions for certain expenses, including income taxes, media advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements

On August 28, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. While the Company is currently assessing the impact of the new standard on its Consolidated Financial Statements, this new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 10, 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance was effective for the Company beginning on January 1, 2017. As required subsequent to the adoption of this new guidance, the Company recognized excess tax benefits of $17 and $43 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the three and nine months ended September 30, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods. Also, as permitted by the new standard, the Company elected to account for forfeitures as they occur.

On March 15, 2016, the FASB issued ASU No. 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminated the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively apply the equity method of accounting. For an available-for-sale investment, any unrealized gains or losses should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance was effective for the Company beginning on January 1, 2017, and did not have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company plans to adopt the new standard on January 1, 2018, on a “modified retrospective” basis. The Company has substantially completed its assessment of the new standard and continues to make progress on its implementation. Based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.

4.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (as subsequently expanded, as described below, the “Global Growth and Efficiency Program”) for sustained growth. The program’s initiatives are expected to help Colgate ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the Global Growth and Efficiency Program to take advantage of additional savings opportunities.

On October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the Global Growth and Efficiency Program and extend it for one year through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

Building on the Company’s successful implementation of the Global Growth and Efficiency Program to date, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

Initiatives under the Global Growth and Efficiency Program continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

As a result of the expansion, cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax) as compared to the previous estimate of $1,500 to $1,585 ($1,120 to $1,170 aftertax). The Company now anticipates that pretax charges for 2017 will approximate $340 to $380 ($250 to $280 aftertax) as compared to the previous estimate of $275 to $360 ($210 to $260 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company currently expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company now expects that, when it has been fully implemented, the Global Growth and Efficiency Program will contribute a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the three and nine months ended September 30, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$16	$11	$51	$31
Selling, general and administrative expenses	22	9	60	49
Other (income) expense, net	20	22	135	76
Total Global Growth and Efficiency Program charges, pretax	$58	$42	$246	$156

Total Global Growth and Efficiency Program charges, aftertax	$39	$32	$185	$114

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2017	2016	2017	2016
North America	27%	30%	23%	32%	18%
Latin America	2%	3%	3%	5%	3%
Europe	(11)%	19%	29%	10%	23%
Asia Pacific	7%	4%	4%	6%	3%
Africa/Eurasia	2%	12%	2%	14%	6%
Hill’s Pet Nutrition	9%	5%	5%	8%	7%
Corporate	64%	27%	34%	25%	40%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,474 ($1,092 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2017
Employee-Related Costs	$594
Incremental Depreciation	88
Asset Impairments	29
Other	763
Total	$1,474

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2017	$138	$—	$—	$116	$254
Charges	21	2	—	35	58
Cash payments	(16)	—	—	(42)	(58)
Charges against assets	(15)	(2)	—	—	(17)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2017	$128	$—	$—	$109	$237

	Nine Months Ended September 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	129	8	2	107	246
Cash payments	(43)	—	—	(124)	(167)
Charges against assets	(17)	(8)	(2)	—	(27)
Foreign exchange	3	—	—	1	4
Balance at September 30, 2017	$128	$—	$—	$109	$237

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $15 and $17 for the three and nine months ended September 30, 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $33 and $103, respectively, and contract termination costs and charges resulting directly from exit activities of $2 and $4, respectively. These charges were expensed as incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.    Inventories

Inventories by major class are as follows:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$249	$266
Work-in-process	47	42
Finished goods	909	863
Total Inventories	$1,205	$1,171

6.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2017 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)	$260
Net income					1,701		120
Other comprehensive income (loss), net of tax						346	11
Dividends					(1,406)		(16)
Stock-based compensation expense		106
Shares issued for stock options		166		274
Shares issued for restricted stock units		(33)		33
Treasury stock acquired				(1,055)
Other		2	6	5	(10)
Balance, September 30, 2017	$1,466	$1,932	$(1)	$(19,878)	$20,207	$(3,834)	$375

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,929 and $3,212 at September 30, 2017 and December 31, 2016, respectively, and unrecognized retirement plan and other retiree benefits costs of $898 and $977 at September 30, 2017 and December 31, 2016, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

	Three Months Ended
	September 30, 2017			September 30, 2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$607	880.7	$0.69	$702	891.9	$0.79
Stock options and restricted stock units		5.6			7.3
Diluted EPS	$607	886.3	$0.68	$702	899.2	$0.78

For the three months ended September 30, 2017 and 2016, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 9,502,329 and 1,980,457, respectively.

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,701	883.0	$1.93	$1,835	893.2	$2.05
Stock options and restricted stock units		6.3			7.0
Diluted EPS	$1,701	889.3	$1.91	$1,835	900.2	$2.04

For the nine months ended September 30, 2017 and 2016, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 9,209,060 and 1,212,685, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2017 and 2016 were as follows:

	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$48	$62	$(10)	$(2)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	72	45	9	7
Amortization of net actuarial loss, transition and prior service costs (1)	15	9	15	9
Retirement plans and other retiree benefits adjustments	87	54	24	16
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	—	—
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	(1)	(1)
Gains (losses) on available-for-sale securities	—	—	(1)	(1)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(8)	(5)	1	—
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	4	2	1	1
Gains (losses) on cash flow hedges	(4)	(3)	2	1
Total Other comprehensive income (loss)	$131	$113	$15	$14

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2017 and 2016 were as follows:

	2017		2016
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$208	$283	$76	$86
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	72	45	9	7
Amortization of net actuarial loss, transition and prior service costs (1)	52	34	47	32
Retirement plans and other retiree benefits adjustments	124	79	56	39
Available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities	—	—	—	—
Reclassification of (gains) losses into net earnings on available-for-sale securities	—	—	(1)	(1)
Gains (losses) on available-for-sale securities	—	—	(1)	(1)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(28)	(17)	(6)	(4)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	2	1	1	1
Gains (losses) on cash flow hedges	(26)	(16)	(5)	(3)
Total Other comprehensive income (loss)	$306	$346	$126	$121

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$4	$4	$3	$4
Interest cost	23	27	6	7	9	10
ESOP offset	—	—	—	—	(1)	—
Expected return on plan assets	(28)	(27)	(5)	(6)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	12	10	2	2	1	3
Net periodic benefit cost	$7	$10	$7	$7	$12	$17

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$11	$12	$11	$10
Interest cost	70	80	16	19	30	32
ESOP offset	—	—	—	—	(1)	(1)
Expected return on plan assets	(83)	(82)	(15)	(17)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	36	30	7	6	9	11
Net periodic benefit cost	$24	$29	$19	$20	$49	$52

For the nine months ended September 30, 2017 and 2016, the Company made voluntary contributions to its U.S. postretirement plans of $81 and $53, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Income Taxes

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to share-based compensation. As a result of adopting the standard effective January 1, 2017, the Company recognized excess tax benefits of $17 and $43 (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the three and nine months ended September 30, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. See Note 3, Recent Accounting Pronouncements for additional information.

The Company has taken a tax position in a foreign jurisdiction since 2002 that has been challenged by the local tax authorities. In May 2015, the Company became aware of several rulings by the Supreme Court in this foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by such court and as a result, as required, reassessed its tax position and increased its unrecognized tax benefits in 2015.

During the quarter ended June 30, 2016, the Supreme Court in this foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13, including interest. During the quarter ended September 30, 2016, the Administrative Court in this jurisdiction also decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility for future appeals. As a result, the Company recorded a tax benefit of $17, including interest, in the quarter ended September 30, 2016.

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

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, privacy, environmental and tax matters and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $171. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $77, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also have involved other consumer goods companies and/or retail customers. These investigations often continue for several years and can result in substantial fines for violations that are found as well as associated private actions for damages. While the Company cannot predict the final financial impact of pending competition law matters, as these matters may change, the Company evaluates developments in these matters quarterly and accrues liabilities as and when appropriate. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The current status of pending competition law matters as of September 30, 2017 is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11 (based on current exchange rates), which approximates reserves previously taken by the Company for this matter. The Company is appealing the decision to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2017, there were 171 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 174 cases as of June 30, 2017, 146 cases as of March 31, 2017 and 115 cases as of December 31, 2016. During the three months ended September 30, 2017, 22 new cases were filed and 25 cases were resolved by voluntary dismissal, appeal or settlement. During the nine months ended September 30, 2017, 99 new cases were filed and 43 cases were resolved by voluntary dismissal, appeal or settlement. The value of settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

In 2016, the Company resolved the claims brought by BYU and N8 Medical. These claims were each resolved in an amount that is not material to the Company’s results of operations. In the first quarter of 2017, the court dismissed the claims of N8 Pharma and, in the third quarter of 2017, N8 Pharma appealed the decision.

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals (the “Company Defendants”) in the United States District Court for the Southern District of New York. This action has been certified as a class action. The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. The Company is contesting this action vigorously. Since the amount of any potential loss from this case currently cannot be reasonably estimated, the range of possible losses in excess of accrued liabilities disclosed above does not include any amount relating to the case.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Net sales and Operating profit by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales
Oral, Personal and Home Care
North America	$795	$800	$2,319	$2,393
Latin America	985	924	2,911	2,710
Europe	642	609	1,784	1,803
Asia Pacific	728	723	2,111	2,163
Africa/Eurasia	251	250	738	720
Total Oral, Personal and Home Care	3,401	3,306	9,863	9,789
Pet Nutrition	573	561	1,699	1,685
Total Net sales	$3,974	$3,867	$11,562	$11,474

Operating profit
Oral, Personal and Home Care
North America	$249	$273	$723	$762
Latin America	301	298	878	829
Europe	162	158	447	437
Asia Pacific	220	230	644	668
Africa/Eurasia	44	50	134	138
Total Oral, Personal and Home Care	976	1,009	2,826	2,834
Pet Nutrition	161	162	481	479
Corporate	(210)	(100)	(642)	(431)
Total Operating profit	$927	$1,071	$2,665	$2,882

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

For the three months ended September 30, 2017, Corporate Operating profit (loss) included charges of $58 resulting from the Global Growth and Efficiency Program. For the nine months ended September 30, 2017, Corporate Operating profit (loss) included charges of $246 resulting from the Global Growth and Efficiency Program.

For the three months ended September 30, 2016, Corporate Operating profit (loss) included charges of $42 resulting from the Global Growth and Efficiency Program, a charge of $6 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico. For the nine months ended September 30, 2016, Corporate Operating profit (loss) included charges of $156 resulting from the Global Growth and Efficiency Program, a charge of $6 for a previously disclosed litigation matter and a gain of $97 on the sale of land in Mexico.

For further information regarding the Global Growth and Efficiency Program, refer to Note 4, Restructuring and Related Implementation Charges.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/17	12/31/16		9/30/17	12/31/16
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	—	1	Other liabilities	2	—
Foreign currency contracts	Other current assets	9	29	Other accruals	36	4
Foreign currency contracts	Other assets	—	5	Other liabilities	40	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$9	$36		$78	$4

Derivatives not designated
Foreign currency contracts	Other current assets	$1	$—	Other accruals	$1	$—
Total not designated		$1	$—		$1	$—

Total derivative instruments		$10	$36		$79	$4

Other financial instruments
Marketable securities	Other current assets	$186	$23
Total other financial instruments		$186	$23

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2017 and December 31, 2016. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2017 and December 31, 2016, was $6,740 and $6,717, respectively, and the related carrying value was $6,520 as of each balance sheet date. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and nine months ended September 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$1,095	$600	$1,695	$239	$1,250	$1,489
Three months ended September 30,
Gain (loss) on derivatives	(14)	(1)	(15)	1	(6)	(5)
Gain (loss) on hedged items	14	1	15	(1)	6	5
Nine months ended September 30,
Gain (loss) on derivatives	(15)	(3)	(18)	(4)	3	(1)
Gain (loss) on hedged items	15	3	18	4	(3)	1

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended September 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$724	$1	$725	$690	$8	$698
Three months ended September 30,
Gain (loss) recognized in OCI	(8)	—	(8)	3	(2)	1
Gain (loss) reclassified into Cost of sales	(4)	—	(4)	(1)	—	(1)
Nine months ended September 30,
Gain (loss) recognized in OCI	(28)	—	(28)	(6)	—	(6)
Gain (loss) reclassified into Cost of sales	(2)	—	(2)	(1)	—	(1)

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

Activity related to net investment hedges recorded during the three and nine months ended September 30, 2017 and 2016 was as follows:

	2017			2016
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$749	$590	$1,339	$917	$1,190	$2,107
Three months ended September 30,
Gain (loss) on instruments	(23)	(22)	(45)	(4)	(13)	(17)
Gain (loss) on hedged items	22	22	44	4	13	17
Nine months ended September 30,
Gain (loss) on instruments	(69)	(115)	(184)	(20)	(36)	(56)
Gain (loss) on hedged items	69	115	184	20	36	56

Derivatives not Designated as Hedging Instruments

Derivatives not designated as hedging instruments for the third quarter of 2017 include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the three and nine months ended September 30, 2017. During the second quarter of 2017, the Company de-designated foreign currency forward contracts previously designated as net investment hedges and entered into new derivative instruments with offsetting terms. Gains or losses on these de-designated derivatives were substantially offset by gains and losses on the new derivative instruments.

Derivatives not designated as hedging instruments for the third quarter of 2016 consist of a cross-currency swap that serves as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item are recognized in Other (income) expense, net for each period.

Activity related to these contracts during the three and nine months ended September 30, 2017 and 2016 was as follows:

	2017	2016
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at September 30,	$42	$6
Three months ended September 30,
Gain (loss) on instruments	—	—
Gain (loss) on hedged items	—	—
Nine months ended September 30,
Gain (loss) on instruments	—	5
Gain (loss) on hedged items	—	(5)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $186 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $36 classified as held-to-maturity and carried at amortized cost.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds and Argentinian peso-denominated bonds issued by the Argentinian government. As of September 30, 2017, the amortized cost was $36 and their approximate fair value was $36 (Level 2 valuation).

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

In the fourth quarter of 2012, the Company commenced a restructuring program (as subsequently expanded, as described below, the “Global Growth and Efficiency Program”) for sustained growth. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and enhance its global leadership positions in its core businesses.

On October 23, 2014, the Company’s Board of Directors (the “Board”) approved an expansion of the Global Growth and Efficiency Program to take advantage of additional savings opportunities. On October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the Global Growth and Efficiency Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

Implementation of the Global Growth and Efficiency Program remains on track. Building on the Company’s successful implementation of the Global Growth and Efficiency Program to date, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

The initiatives under the Global Growth and Efficiency Program continue to be focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

As a result of the expansion, savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $455 to $495 pretax ($425 to $475 aftertax). Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax), as compared to the previous estimate of $1,500 to $1,585 ($1,120 to $1,170 aftertax).

In the three and nine months ended September 30, 2017, the Company incurred aftertax costs of $39 and $185, respectively, associated with the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below.

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging and category growth rates to continue to be slow. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. In addition, the emergence of new sales channels for the Company’s products, such as e-commerce, may affect consumer preferences and market dynamics. Given that approximately 75% of the Company’s Net sales originate in markets outside the U.S., the Company continues to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results. For additional information on factors that could impact the Company’s results, see “Cautionary Statement on Forward-Looking Statements” below.

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: engaging to build our brands; innovation for growth; effectiveness and efficiency; and leading to win. This focus, together with the strength of the Company’s global brands, its broad international presence in both developed and emerging markets and initiatives, such as the Global Growth and Efficiency Program, should position the Company well to increase shareholder value over the long term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,974 in the third quarter of 2017, up 3.0% from the third quarter of 2016, driven by volume growth of 1.5% and positive foreign exchange of 1.5%, while net selling prices were flat. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 1.5% in the third quarter of 2017. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,401 in the third quarter of 2017, up 3.0% from the third quarter of 2016, driven by volume growth of 1.5% and positive foreign exchange of 1.5%, while net selling prices were flat. Organic sales in the Oral, Personal and Home Care product segment increased 1.5% in the third quarter of 2017.

The Company’s share of the global toothpaste market was 43.5% on a year-to-date basis, down 0.3 share points from the year ago period, and its share of the global manual toothbrush market was 32.6% on a year-to-date basis, down 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America and Africa/Eurasia and down in Latin America, Europe and Asia Pacific versus the comparable 2016 period. In the manual toothbrush category, year-to-date market shares were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2016 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $573 in the third quarter of 2017, up 2.0% from the third quarter of 2016, driven by volume growth of 1.0% and positive foreign exchange of 1.0%, while net selling prices were flat. Organic sales in the Hill’s Pet Nutrition segment increased 1.0% in the third quarter of 2017.

Gross Profit/Margin

Worldwide Gross profit increased to $2,383 in the third quarter of 2017 from $2,324 in the third quarter of 2016. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $2,399 in the third quarter of 2017 from $2,335 in the third quarter of 2016. This increase in Gross profit reflects an increase of $64 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 60.0% in the third quarter of 2017 from 60.1% in the third quarter of 2016. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin was 60.4% in the third quarter of 2017, even with the third quarter of 2016, as cost savings from the Company’s funding-the-growth initiatives (210 bps) were offset by higher raw and packaging material costs (210 bps).

	Three Months Ended September 30,
	2017	2016
Gross profit, GAAP	$2,383	$2,324
Global Growth and Efficiency Program	16	11
Gross profit, non-GAAP	$2,399	$2,335

	Three Months Ended September 30,
	2017	2016	Basis Point Change
Gross profit margin, GAAP	60.0%	60.1%	(10)
Global Growth and Efficiency Program	0.4	0.3
Gross profit margin, non-GAAP	60.4%	60.4%	—

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $1,429 in the third quarter of 2017 from $1,322 in the third quarter of 2016. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,407 in the third quarter of 2017 from $1,313 in the third quarter of 2016, reflecting increased advertising investment of $66 and higher overhead expenses of $28.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.0% in the third quarter of 2017 from 34.2% in the third quarter of 2016. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 140 bps to 35.4% in the third quarter of 2017 as compared to 34.0% in the third quarter of 2016. This increase was due to increased advertising investment as a percentage of Net sales (140 bps). In the third quarter of 2017, advertising investment increased 19% to $405, as compared with $339 in the third quarter of 2016, and increased as a percentage of Net sales to 10.2% in the third quarter of 2017 from 8.8% in the third quarter of 2016.

	Three Months Ended September 30,
	2017	2016
Selling, general and administrative expenses, GAAP	$1,429	$1,322
Global Growth and Efficiency Program	(22)	(9)
Selling, general and administrative expenses, non-GAAP	$1,407	$1,313

	Three Months Ended September 30,
	2017	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.0%	34.2%	180
Global Growth and Efficiency Program	(0.6)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.4%	34.0%	140

Other (Income) Expense, Net

Other (income) expense, net was $27 in the third quarter of 2017, as compared to $(69) in the third quarter of 2016. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Other (income) expense, net in the third quarter of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Excluding these items in both periods as applicable, Other (income) expense, net was $7 in the third quarter of 2017, as compared to $0 in the third quarter of 2016.

	Three Months Ended September 30,
	2017	2016
Other (income) expense, net, GAAP	$27	$(69)
Global Growth and Efficiency Program	(20)	(22)
Gain on sale of land in Mexico	—	97
Charge for a previously disclosed litigation matter	—	(6)
Other (income) expense, net, non-GAAP	$7	$—

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 13% to $927 in the third quarter of 2017 from $1,071 in the third quarter of 2016. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Operating profit in the third quarter of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Excluding these items in both periods, as applicable, Operating profit was $985 in the third quarter of 2017, compared to $1,022 in the third quarter of 2016, a decrease of 4%, as an increase in Gross profit was more than offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.3% in the third quarter of 2017, a decrease of 440 bps compared to 27.7% in the third quarter of 2016. Excluding the items described above in both periods, as applicable, Operating profit margin was 24.8% in the third quarter of 2017, a decrease of 160 bps as compared to 26.4% in the third quarter of 2016. This decrease in Operating profit margin was primarily due to an increase in Selling, general and administrative expenses as a percentage of Net sales (140 bps), reflecting increased advertising investment.

	Three Months Ended September 30,
	2017	2016	% Change
Operating profit, GAAP	$927	$1,071	(13)%
Global Growth and Efficiency Program	58	42
Gain on sale of land in Mexico	—	(97)
Charge for a previously disclosed litigation matter	—	6
Operating profit, non-GAAP	$985	$1,022	(4)%

	Three Months Ended September 30,
	2017	2016	Basis Point Change
Operating profit margin, GAAP	23.3%	27.7%	(440)
Global Growth and Efficiency Program	1.5	1.1
Gain on sale of land in Mexico	—	(2.5)
Charge for a previously disclosed litigation matter	—	0.1
Operating profit margin, non-GAAP	24.8%	26.4%	(160)

Interest (Income) Expense, Net

Interest (income) expense, net was $27 in the third quarter of 2017 as compared to $25 in the third quarter of 2016, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2017 decreased to $607 from $702 in the third quarter of 2016, and Earnings per common share on a diluted basis decreased to $0.68 per share in the third quarter of 2017 from $0.78 in the third quarter of 2016. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the third quarter of 2016 also included a gain on the sale of land in Mexico, benefits from previously disclosed tax matters (see “Income taxes” below for further information) and a charge for a previously disclosed litigation matter.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2017 decreased 1% to $646, and Earnings per common share on a diluted basis in the third quarter of 2017 was $0.73, even with the third quarter of 2016.

	Three Months Ended September 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$900	$250	$650	$607	$0.68
Global Growth and Efficiency Program	58	19	39	39	0.05
Non-GAAP	$958	$269	$689	$646	$0.73

	Three Months Ended September 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,046	$300	$746	$702	$0.78
Global Growth and Efficiency Program	42	10	32	32	0.04
Gain on sale of land in Mexico	(97)	(34)	(63)	(63)	(0.07)
Benefits from previously disclosed tax matters	—	22	(22)	(22)	(0.02)
Charge for a previously disclosed litigation matter	6	2	4	4	—
Non-GAAP	$997	$300	$697	$653	$0.73

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$795	$800	(0.5)%
Operating profit	$249	$273	(9)%
% of Net sales	31.3%	34.1%	(280)	bps

Net sales in North America decreased 0.5% in the third quarter of 2017 to $795, as volume growth of 3.0% and positive foreign exchange of 0.5% were more than offset by net selling price decreases of 4.0%. Organic sales in North America decreased 1.0% in the third quarter of 2017.

The decrease in organic sales in North America in the third quarter of 2017 versus the third quarter of 2016 was due to a decrease in Personal Care and Home Care organic sales, partially offset by an increase in organic sales in the Oral Care category. The decrease in Personal Care was due to a decline in organic sales in the liquid hand soap, underarm protection and shower gel categories. The decrease in Home Care was primarily due to a decline in organic sales in the hand dish and fabric softener categories, partially offset by an increase in organic sales in the liquid cleaners category. The increase in Oral Care was due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in North America decreased 9% in the third quarter of 2017 to $249, or 280 bps to 31.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (220 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (140 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps) and the Global Growth and Efficiency Program (50 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (250 bps), partially offset by lower overhead expenses (30 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$985	$924	6.5%
Operating profit	$301	$298	1%
% of Net sales	30.6%	32.3%	(170)	bps

Net sales in Latin America increased 6.5% to $985 in the third quarter of 2017, driven by volume growth of 3.0%, net selling price increases of 2.5% and positive foreign exchange of 1.0%. Organic sales in Latin America increased 5.5% in the third quarter of 2017. Volume gains were led by Brazil and the Southern Cone region.

The increase in organic sales in Latin America in the third quarter of 2017 versus the third quarter of 2016 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste category. The increase in Personal Care was due to organic sales growth in the bar soap and shampoo categories. The increase in Home Care was due to organic sales growth in the liquid cleaners and fabric softener categories.

Operating profit in Latin America increased 1% in the third quarter of 2017 to $301, while as a percentage of Net sales, it decreased 170 bps to 30.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps), which was more than offset by an increase in Selling, general and administrative expenses (200 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps), and higher pricing, partially offset by higher raw and packaging material costs (280 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (100 bps) and higher overhead expenses (100 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$642	$609	5.5%
Operating profit	$162	$158	3%
% of Net sales	25.2%	25.9%	(70)	bps

Net sales in Europe increased 5.5% in the third quarter of 2017 to $642 as volume growth of 3.0% and positive foreign exchange of 4.5% were partially offset by net selling price decreases of 2.0%. Organic sales in Europe increased 1.0% in the third quarter of 2017. Volume gains were led by France, Italy, the Netherlands and Poland.

The increase in organic sales in Europe in the third quarter of 2017 versus the third quarter of 2016 was driven by Oral Care with organic sales growth in the toothpaste category. Home Care also contributed to organic sales growth with gains in the fabric softener category.

Operating profit in Europe increased 3% in the third quarter of 2017 to $162, while as a percentage of Net sales, it decreased 70 bps to 25.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (10 bps), which was more than offset by an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This increase in Gross profit was primarily driven by cost savings from the Company’s funding-the-growth initiatives (220 bps) and the Global Growth and Efficiency Program (20 bps), partially offset by higher raw and packaging material costs (230 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (190 bps), partially offset by lower overhead expenses (90 bps).

Asia Pacific

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$728	$723	0.5%
Operating profit	$220	$230	(4)%
% of Net sales	30.2%	31.8%	(160)	bps

Net sales in Asia Pacific increased 0.5% in the third quarter of 2017 to $728 as volume and net selling prices were flat, while foreign exchange was positive 0.5%. Organic sales in Asia Pacific were even with the third quarter of 2016. Volume gains in the Greater China region and the Philippines were offset by volume declines in Australia and India.

Organic sales in Asia Pacific in the third quarter of 2017 were even with the third quarter of 2016, as an increase in organic sales in Oral Care was offset by declines in organic sales in the Personal Care category. The increase in Oral Care was due to organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to declines in organic sales in the bar soap and shampoo categories.

Operating profit in Asia Pacific decreased 4% to $220 in the third quarter of 2017, or 160 bps to 30.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (60 bps) and an increase in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher costs (330 bps), which were primarily driven by higher raw and packaging material costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (260 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (80 bps) and increased advertising investment (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$251	$250	0.5%
Operating profit	$44	$50	(12)%
% of Net sales	17.5%	20.0%	(250)	bps

Net sales in Africa/Eurasia increased 0.5% in the third quarter of 2017 to $251. Volume declines of 4.5% were more than offset by net selling price increases of 2.5% and the impact of positive foreign exchange of 2.5%. Organic sales in Africa/Eurasia decreased 2.0% in the third quarter of 2017. Volume declines in the Sub-Saharan Africa region and the Middle East region were partially offset by volume gains in Russia.

The decrease in organic sales in Africa/Eurasia in the third quarter of 2017 versus the third quarter of 2016 was primarily due to a decrease in Oral Care and Personal Care organic sales. The decrease in Oral Care was due to a decline in organic sales in the manual toothbrush category. The decrease in Personal Care was due to a decline in organic sales in the underarm protection and shower gel categories.

Operating profit in Africa/Eurasia decreased 12% in the third quarter of 2017 to $44, or 250 bps to 17.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (80 bps), which was more than offset by an increase in Selling, general and administrative expenses (290 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (130 bps) and the Global Growth and Efficiency Program (20 bps), and higher pricing, partially offset by higher raw and packaging material costs (120 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (290 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2017	2016	Change
Net sales	$573	$561	2.0%
Operating profit	$161	$162	(1)%
% of Net sales	28.1%	28.9%	(80)	bps

Net sales for Hill’s Pet Nutrition increased 2.0% in the third quarter of 2017 to $573, driven by volume growth of 1.0% and positive foreign exchange of 1.0%, while net selling prices were flat. Organic sales in Hill’s Pet Nutrition increased 1.0% in the third quarter of 2017. Volume gains in the United States and Western Europe were partially offset by volume declines in Japan. The volume declines in Japan are primarily attributable to a continued contraction in the market.

The increase in organic sales in the third quarter of 2017 versus the third quarter of 2016 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Naturals categories.

Operating profit in Hill’s Pet Nutrition decreased 1% in the third quarter of 2017 to $161, or 80 bps to 28.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (20 bps), which was more than offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (200 bps), partially offset by higher costs (180 bps), which were primarily driven by higher raw and packaging material costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (130 bps), partially offset by lower overhead expenses (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2017	2016	Change
Operating profit (loss)	$(210)	$(100)	110%

Operating profit (loss) related to Corporate was ($210) in the third quarter of 2017 as compared to ($100) in the third quarter of 2016. In the third quarter of 2017, Corporate Operating profit (loss) included charges of $58 resulting from the Global Growth and Efficiency Program. In the third quarter of 2016, Corporate Operating profit (loss) included charges of $42 resulting from the Global Growth and Efficiency Program, a gain of $97 on the sale of land in Mexico and a charge of $6 for a previously disclosed litigation matter.

Nine Months

Worldwide Net sales were $11,562 in the first nine months of 2017, up 1.0% as compared to the first nine months of 2016, as volume declines of 0.5% were more than offset by net selling price increases of 1.0% and positive foreign exchange of 0.5%. Organic sales increased 0.5% in the first nine months of 2017.

Net sales in the Oral, Personal and Home Care product segment were $9,863 in the first nine months of 2017, an increase of 1.0% as compared to the first nine months of 2016, as volume declines of 0.5% were more than offset by net selling price increases of 1.0% and positive foreign exchange of 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 0.5% in the first nine months of 2017.

The increase in organic sales in the first nine months of 2017 versus the first nine months of 2016 was driven by an increase in organic sales in Oral Care, partially offset by a decrease in organic sales in Personal Care and Home Care. The increase in Oral Care organic sales was due to growth in the toothpaste category. The decrease in Personal Care organic sales was attributable to declines in the liquid hand soap and underarm protection categories. The decrease in Home Care organic sales was attributable to a decline in the hand dish category, partially offset by gains in the liquid cleaners and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $1,699 in the first nine months of 2017, an increase of 1.0% as compared to the first nine months of 2016, as volume declines of 1.5% were more than offset by net selling price increases of 2.0% and positive foreign exchange of 0.5%. Organic sales for the Hill’s Pet Nutrition segment increased 0.5% in the first nine months of 2017 as organic sales growth in the Prescription Diet category was partially offset by declines in organic sales in the Advanced Nutrition and Naturals categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2017	2016
Net sales
Oral, Personal and Home Care
North America	$2,319	$2,393
Latin America	2,911	2,710
Europe	1,784	1,803
Asia Pacific	2,111	2,163
Africa/Eurasia	738	720
Total Oral, Personal and Home Care	9,863	9,789
Pet Nutrition	1,699	1,685
Total Net sales	$11,562	$11,474

Operating profit
Oral, Personal and Home Care
North America	$723	$762
Latin America	878	829
Europe	447	437
Asia Pacific	644	668
Africa/Eurasia	134	138
Total Oral, Personal and Home Care	2,826	2,834
Pet Nutrition	481	479
Corporate	(642)	(431)
Total Operating profit	$2,665	$2,882

Within the Oral, Personal and Home Care product segment, North America Net sales decreased 3.0%, as a result of volume declines of 1.0% and net selling price decreases of 2.0%, while foreign exchange was flat. Organic sales in North America decreased 3.0%. Latin America Net sales increased 7.5%, driven by volume growth of 2.0%, net selling price increases of 4.5% and positive foreign exchange of 1.0%. Organic sales in Latin America increased 6.5%. Europe Net sales decreased 1.0%, as volume growth of 1.0% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 1.0%. Organic sales in Europe were even with the first nine months of 2016. Asia Pacific Net sales decreased 2.5%, as a result of volume declines of 1.0%, net selling price decreases of 0.5% and negative foreign exchange of 1.0%. Organic sales in Asia Pacific decreased 1.5%. Africa/Eurasia Net sales increased 2.5%, as volume declines of 6.0% were more than offset by net selling price increases of 4.5% and positive foreign exchange of 4.0%. Organic sales in Africa/Eurasia decreased 1.5%.

In the first nine months of 2017, Operating profit (loss) related to Corporate was ($642) as compared to ($431) in the first nine months of 2016. In the first nine months of 2017, Corporate Operating profit (loss) included charges of $246 resulting from the Global Growth and Efficiency Program. In the first nine months of 2016, Corporate Operating profit (loss) included charges of $156 resulting from the Global Growth and Efficiency Program, a gain of $97 on the sale of land in Mexico and a charge of $6 for a previously disclosed litigation matter.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $6,952 in the first nine months of 2017 from $6,876 in the first nine months of 2016. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $7,003 in the first nine months of 2017 from $6,907 in the first nine months of 2016. This increase in Gross profit reflects an increase of $52 resulting from higher Net sales and an increase of $44 resulting from higher Gross profit margin in the first nine months of 2017.

Worldwide Gross profit margin was 60.1% in the first nine months of 2017 as compared to 59.9% in the first nine months of 2016. Excluding the charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin increased by 40 bps to 60.6% in the first nine months of 2017, from 60.2% in the first nine months of 2016, driven by cost savings from the Company’s funding-the-growth initiatives (170 bps), and higher pricing (40 bps), which were partially offset by higher costs (170 bps), driven by higher raw and packaging material costs.

	Nine Months Ended September 30,
	2017	2016
Gross profit, GAAP	$6,952	$6,876
Global Growth and Efficiency Program	51	31
Gross profit, non-GAAP	$7,003	$6,907

	Nine Months Ended September 30,
	2017	2016	Basis Point Change
Gross profit margin, GAAP	60.1%	59.9%	20
Global Growth and Efficiency Program	0.5	0.3
Gross profit margin, non-GAAP	60.6%	60.2%	40

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 3% to $4,124 in the first nine months of 2017 from $3,996 in the first nine months of 2016. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges, Selling, general and administrative expenses increased to $4,064 in the first nine months of 2017 from $3,947 in the first nine months of 2016, reflecting increased advertising investment of $73 and higher overhead expenses of $44.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.7% in the first nine months of 2017 from 34.8% in the first nine months of 2016. Excluding charges resulting from the Global Growth and Efficiency Program, Selling, general and administrative expenses as a percentage of Net sales were 35.1% in the first nine months of 2017, an increase of 70 bps as compared to the first nine months of 2016. This increase was a result of increased advertising investment (50 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In the first nine months of 2017, advertising investment increased 6% to $1,204, as compared with $1,131 in the first nine months of 2016, while as a percentage of Net sales, it increased to 10.4% in the first nine months of 2017 from 9.9% in the first nine months of 2016.

	Nine Months Ended September 30,
	2017	2016
Selling, general and administrative expenses, GAAP	$4,124	$3,996
Global Growth and Efficiency Program	(60)	(49)
Selling, general and administrative expenses, non-GAAP	$4,064	$3,947

	Nine Months Ended September 30,
	2017	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.7%	34.8%	90
Global Growth and Efficiency Program	(0.6)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	35.1%	34.4%	70

Other (Income) Expense, Net

Other (income) expense, net was $163 in the first nine months of 2017, as compared to $(2) in the first nine months of 2016.
Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Other (income) expense, net in the first nine months of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Excluding these items in both periods as applicable, Other (income) expense, net was $28 in the first nine months of 2017, as compared to $13 in the first nine months of 2016.

	Nine Months Ended September 30,
	2017	2016
Other (income) expense, net, GAAP	$163	$(2)
Global Growth and Efficiency Program	(135)	(76)
Gain on sale of land in Mexico	—	97
Charge for a previously disclosed litigation matter	—	(6)
Other (income) expense, net, non-GAAP	$28	$13

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 8% to $2,665 in the first nine months of 2017 from $2,882 in the first nine months of 2016. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Operating profit in the first nine months of 2016 also included a gain on the sale of land in Mexico and a charge for a previously disclosed litigation matter. Excluding these items in both periods as applicable, Operating profit for the first nine months of 2017 decreased 1% to $2,911 from $2,947 in the first nine months of 2016, primarily due to an increase in Selling, general and administrative expenses, partially offset by higher Gross profit.

Operating profit margin was 23.0% in the first nine months of 2017, a decrease of 210 bps compared to 25.1% in the first nine months of 2016. Excluding the items described above in both periods as applicable, Operating profit margin was 25.2%, a decrease of 50 bps from 25.7% in the first nine months of 2016. This decrease was primarily due to an increase in Selling, general and administrative expenses (70 bps), partially offset by an increase in Gross profit margin (40 bps), both as a percentage of Net sales. This increase in Selling, general and administrative expenses was primarily due to increased advertising investment.

	Nine Months Ended September 30,
	2017	2016	% Change
Operating profit, GAAP	$2,665	$2,882	(8)%
Global Growth and Efficiency Program	246	156
Gain on sale of land in Mexico	—	(97)
Charge for a previously disclosed litigation matter	—	6
Operating profit, non-GAAP	$2,911	$2,947	(1)%

	Nine Months Ended September 30,
	2017	2016	Basis Point Change
Operating profit margin, GAAP	23.0%	25.1%	(210)
Global Growth and Efficiency Program	2.2	1.4
Gain on sale of land in Mexico	—	(0.8)
Charge for a previously disclosed litigation matter	—	—
Operating profit margin, non-GAAP	25.2%	25.7%	(50)

Interest (Income) Expense, Net

Interest (income) expense, net was $74 in the first nine months of 2017 as compared to $78 in the first nine months of 2016, primarily due to lower interest expense as a result of lower average debt balances and higher interest income on investments held outside the United States.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 27.8% for the third quarter of 2017 as compared to 28.7% for the third quarter of 2016. As reflected in the table below, the non-GAAP effective income tax rate was 28.1% for the quarter ended September 30, 2017, as compared to 30.1% in the comparable period of 2016. The decrease in the non-GAAP effective income tax rate in the third quarter of 2017 was primarily due to the recognition of $17 of excess tax benefits in the Provision for income taxes in the third quarter of 2017 as a result of the adoption of ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017. See Note 3, Recent Accounting Pronouncements and Note 10, Income Taxes to the Condensed Consolidated Financial Statements, for additional details.

The effective income tax rate was 29.7% for the first nine months of 2017 as compared to 30.2% for the first nine months of 2016. As reflected in the table below, the non-GAAP effective income tax rate was 29.3% for the first nine months ended September 30, 2017, as compared to 31.0% in the comparable period of 2016. The decrease in the non-GAAP effective income tax rate in the first nine months of 2017 was primarily due to the recognition of $43 of excess tax benefits in the Provision for income taxes during the first nine months of 2017, as a result of the adoption of the new accounting guidance discussed above.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. In addition, as discussed above, effective January 1, 2017, excess tax benefits from share-based compensation are now recognized in the Provision for income taxes on a discrete basis. The Company’s current estimate of its full year effective income tax rate before discrete period items is 30.8%, compared to 31.0% in the third quarter of 2016.

	Three Months Ended September 30,
	2017			2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$900	$250	27.8%	$1,046	$300	28.7%
Global Growth and Efficiency Program	58	19	0.3	42	10	(0.2)
Gain on sale of land in Mexico	—	—	—	(97)	(34)	(0.6)
Benefits from previously disclosed tax matters	—	—	—	—	22	2.2
Charge for a previously disclosed litigation matter	—	—	—	6	2	—
Non-GAAP	$958	$269	28.1%	$997	$300	30.1%

	Nine Months Ended September 30,
	2017			2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,591	$770	29.7%	$2,804	$846	30.2%
Global Growth and Efficiency Program	246	61	(0.4)	156	41	(0.2)
Gain on sale of land in Mexico	—	—	—	(97)	(34)	(0.2)
Benefits from previously disclosed tax matters	—	—	—	—	35	1.2
Charge for a previously disclosed litigation matter	—	—	—	6	2	—
Non-GAAP	$2,837	$831	29.3%	$2,869	$890	31.0%
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The Company has taken a tax position in a foreign jurisdiction since 2002 that has been challenged by the local tax authorities. In May 2015, the Company became aware of several rulings by the Supreme Court in this foreign jurisdiction disallowing certain tax deductions, which had the effect of reversing prior decisions. The Company had taken deductions in prior years similar to those disallowed by such court and, as a result, as required, reassessed its tax position and increased its unrecognized tax benefits in 2015.

During the quarter ended June 30, 2016, the Supreme Court in this foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005 and, as a result, the Company recorded a net tax benefit of $13, including interest. During the quarter ended September 30, 2016, the Administrative Court in this jurisdiction also decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility for future appeals. As a result, the Company recorded a tax benefit of $17, including interest, in the quarter ended September 30, 2016. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $15 at current exchange rates. These deductions are currently being challenged by the tax authorities either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2017 decreased to $1,701 from $1,835 in the comparable 2016 period. Earnings per common share on a diluted basis decreased to $1.91 per share from $2.04 per share in the comparable 2016 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the first nine months of 2016 also included a gain on the sale of land in Mexico, benefits from previously disclosed tax matters and a charge for a previously disclosed litigation matter.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 2% to $1,886 in the first nine months of 2017 from $1,855 in the first nine months of 2016 and Earnings per common share on a diluted basis increased 3% to $2.12 in the first nine months of 2017 from $2.06 in the first nine months of 2016.

	Nine Months Ended September 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,591	$770	$1,821	$1,701	$1.91
Global Growth and Efficiency Program	246	61	185	185	0.21
Non-GAAP	$2,837	$831	$2,006	$1,886	$2.12

	Nine Months Ended September 30, 2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,804	$846	$1,958	$123	$1,835	$2.04
Global Growth and Efficiency Program	156	41	115	1	114	0.13
Gain on sale of land in Mexico	(97)	(34)	(63)	—	(63)	(0.07)
Benefits from previously disclosed tax matters	—	35	(35)	—	(35)	(0.04)
Charge for a previously disclosed litigation matter	6	2	4	—	4	—
Non-GAAP	$2,869	$890	$1,979	$124	$1,855	$2.06

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program’s initiatives are expected to help Colgate ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and enhance its global leadership positions in its core businesses.

The Global Growth and Efficiency Program is expected to produce significant benefits in the Company’s long-term business performance. The major objectives of the program include:

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

On October 23, 2014, the Board approved an expansion of the Global Growth and Efficiency Program to take advantage of additional savings opportunities. On October 29, 2015, the Board approved the reinvestment of the funds from the sale of the Company’s laundry detergent business in the South Pacific to expand the Global Growth and Efficiency Program and extend it through December 31, 2017. The Board approved the implementation plan for this expansion on March 10, 2016.

Implementation of the Global Growth and Efficiency Program remains on track. Building on the Company’s successful implementation of the Global Growth and Efficiency Program to date, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

The initiatives under the Global Growth and Efficiency Program continue to be focused on the following areas:

▪
Expanding Commercial Hubs – Building on the success of the hub structure implemented around the world, streamlining operations in order to drive smarter and faster decision-making, strengthen capabilities available on the ground and improve cost structure.

▪
Extending Shared Business Services and Streamlining Global Functions – Optimizing the Company’s shared service organizational model in all regions of the world and continuing to streamline global functions to improve cost structure.

▪
Optimizing Global Supply Chain and Facilities – Continuing to optimize manufacturing efficiencies, global warehouse networks and office locations for greater efficiency, lower cost and speed to bring innovation to market.

As a result of the expansion, savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented as compared to the previous estimate of $455 to $495 pretax ($425 to $475 aftertax). The Company continues to expect savings in 2017 to amount to approximately $50 to $60 pretax ($40 to $50 aftertax). Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax) as compared to the previous estimate of $1,500 to $1,585 ($1,120 to $1,170 aftertax).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The Company now anticipates that pretax charges for 2017 will approximate $340 to $380 ($250 to $280 aftertax) as compared to the previous estimate of $275 to $360 ($210 to $260 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (20%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company now expects that, when it has been fully implemented, the Global Growth and Efficiency Program will contribute a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the three and nine months ended September 30, 2017 and 2016, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$16	$11	$51	$31
Selling, general and administrative expenses	22	9	60	49
Other (income) expense, net	20	22	135	76
Total Global Growth and Efficiency Program charges, pretax	$58	$42	$246	$156

Total Global Growth and Efficiency Program charges, aftertax	$39	$32	$185	$114

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2017	2016	2017	2016
North America	27%	30%	23%	32%	18%
Latin America	2%	3%	3%	5%	3%
Europe	(11)%	19%	29%	10%	23%
Asia Pacific	7%	4%	4%	6%	3%
Africa/Eurasia	2%	12%	2%	14%	6%
Hill’s Pet Nutrition	9%	5%	5%	8%	7%
Corporate	64%	27%	34%	25%	40%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,474 ($1,092 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2017
Employee-Related Costs	$594
Incremental Depreciation	88
Asset Impairments	29
Other	763
Total	$1,474

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2017	$138	$—	$—	$116	$254
Charges	21	2	—	35	58
Cash payments	(16)	—	—	(42)	(58)
Charges against assets	(15)	(2)	—	—	(17)
Foreign exchange	—	—	—	—	—
Balance at September 30, 2017	$128	$—	$—	$109	$237

	Nine Months Ended September 30, 2017
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	129	8	2	107	246
Cash payments	(43)	—	—	(124)	(167)
Charges against assets	(17)	(8)	(2)	—	(27)
Foreign exchange	3	—	—	1	4
Balance at September 30, 2017	$128	$—	$—	$109	$237

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $15 and $17 for the three and nine months ended September 30, 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 9, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2017 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $33 and $103, respectively, and contract termination costs and charges resulting directly from exit activities of $2 and $4, respectively. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2017 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, a gain on sale of land in Mexico, benefits from previously disclosed tax matters and a charge for a previously disclosed litigation matter (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2017 and 2016 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2017:

Three Months Ended September 30, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(0.5)%	0.5%	—%	(1.0)%
Latin America	6.5%	1.0%	—%	5.5%
Europe	5.5%	4.5%	—%	1.0%
Asia Pacific	0.5%	0.5%	—%	0.0%
Africa/Eurasia	0.5%	2.5%	—%	(2.0)%
Total Oral, Personal and Home Care	3.0%	1.5%	—%	1.5%
Pet Nutrition	2.0%	1.0%	—%	1.0%
Total Company	3.0%	1.5%	—%	1.5%

Nine Months Ended September 30, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(3.0)%	—%	—%	(3.0)%
Latin America	7.5%	1.0%	—%	6.5%
Europe	(1.0)%	(1.0)%	—%	0.0%
Asia Pacific	(2.5)%	(1.0)%	—%	(1.5)%
Africa/Eurasia	2.5%	4.0%	—%	(1.5)%
Total Oral, Personal and Home Care	1.0%	0.5%	—%	0.5%
Pet Nutrition	1.0%	0.5%	—%	0.5%
Total Company	1.0%	0.5%	—%	0.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, charges resulting from the Global Growth and Efficiency Program and stock repurchases). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations decreased 1% to $2,295 in the first nine months of 2017, compared with $2,317 in the comparable period of 2016, primarily due to the timing of income tax payments and higher voluntary contributions to an employee postretirement plan.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital improved to (4.6%) as a percentage of Net sales in the first nine months of 2017 as compared to (3.4%) in the first nine months of 2016, reflecting the Company’s tight focus on working capital.

Implementation of the Global Growth and Efficiency Program remains on track. Building on the Company’s successful implementation of the Global Growth and Efficiency Program to date, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

As a result of the expansion, total program charges resulting from the Global Growth and Efficiency Program are now estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax) as compared to the previous estimate of $1,500 to $1,585 pretax ($1,120 to $1,170 aftertax). Approximately 80% of total program charges resulting from the Global Growth and Efficiency Program are expected to result in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $455 to $495 pretax ($425 to $475 aftertax).

The Company now anticipates that pretax charges for 2017 will approximate $340 to $380 ($250 to $280 aftertax) as compared to the previous estimate of $275 to $360 ($210 to $260 aftertax). The Company continues to expect savings in 2017 to amount to approximately $50 to $60 pretax ($40 to $50 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at September 30, 2017 is expected to be paid in the next twelve months.

Investing activities used $532 of cash in the first nine months of 2017, compared with $445 in the comparable period of 2016. Purchases of marketable securities and investments increased in the first nine months of 2017 to $301 from $271 in the comparable period of 2016. Proceeds from the sale of marketable securities and investments decreased in the first nine months of 2017 to $149 from $158 in the comparable period of 2016.

Capital spending decreased in the first nine months of 2017 to $382 from $392 in the comparable period of 2016. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns. Capital expenditures for 2017 are expected to be approximately 4.0% of Net sales, which remains higher than the Company’s historical rate of approximately 3.5%, primarily due to the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Financing activities used $1,767 of cash during the first nine months of 2017, compared with $1,547 in the comparable period of 2016, reflecting higher purchases of treasury shares and higher net principal payments on debt.

Long-term debt, including the current portion was even at $6,520 as of September 30, 2017 and December 31, 2016 and total debt decreased to $6,527 as of September 30, 2017 as compared to $6,533 as of December 31, 2016. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the third quarter of 2017, the Company issued $500 of thirty-year notes at a fixed rate of 3.70%. The debt issuance was under the Company’s shelf registration statement. Proceeds from the debt issuance in the third quarter of 2017 were used for general corporate purposes, which included the retirement of commercial paper borrowings.

Domestic and foreign commercial paper outstanding was $383 and $0 as of September 30, 2017 and 2016, respectively. Commercial paper outstanding as of September 30, 2017 is U.S. dollar-denominated. Proceeds from the outstanding commercial paper in the second quarter of 2017 were used to repay and retire $250 of U.S. dollar-denominated notes, which became due during the second quarter. Proceeds from the outstanding commercial paper in the first quarter of 2017 were used to repay and retire $400 of U.S. dollar-denominated notes, which became due during the first quarter. The average daily balances outstanding for commercial paper in the first nine months of 2017 and 2016 were $1,649 and $1,194, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

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

Cash and cash equivalents increased $65 during the first nine months of 2017 to $1,380 at September 30, 2017, compared to $1,315 at December 31, 2016, most of which ($1,341 and $1,273, respectively) were held by the Company’s foreign subsidiaries. The Company regularly assesses its cash needs and the available sources to fund these needs and, as part of this assessment, the Company determines the amount of foreign earnings it intends to repatriate to help fund its domestic cash needs and provides applicable U.S. income and foreign withholding taxes on such earnings.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, including the Global Growth and Efficiency Program, tax rates, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, including e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the Global Growth and Efficiency Program, the Company is implementing a shared business service organization model in all regions of the world. At this time, certain financial transaction processing activities have been transitioned to these shared business services centers. This transition has not materially affected the Company’s internal control over financial reporting.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2017	864,006	$72.63	810,000	$1,717
August 1 through 31, 2017	2,660,807	$71.52	2,491,000	$1,539
September 1 through 30, 2017	1,821,723	$72.10	1,756,859	$1,412
Total	5,346,536	$71.90	5,057,859

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 288,677 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2017.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 27, 2017.

10-B	Amendment, dated September 27, 2017, to the Colgate-Palmolive Company Supplemental Savings and Investment Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 27, 2017	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 27, 2017	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

October 27, 2017	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Vice President and Corporate Controller