Form 10-K
period 2017-12-31
COLGATE PALMOLIVE CO
filed 2018-02-15
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2017 (the last business day of its most recently completed second quarter) was approximately $65.1 billion.
There were 875,326,736 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

For recent business developments and other information, refer to the information set forth under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Executive Overview,” “– Outlook,” “–Results of Operations,” “–Restructuring and Related Implementation Charges” and “– Liquidity and Capital Resources” in Part II, Item 7 of this report.

(b) Financial Information about Segments

Worldwide Net sales and Operating profit by business segment and geographic region during the last three years appear under the caption “Results of Operations” in Part II, Item 7 of this report and in Note 15, Segment Information to the Consolidated Financial Statements.

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a global leader in Oral Care with the leading toothpaste and manual toothbrush brands throughout many parts of the world according to market share data. Colgate’s Oral Care products include Colgate Total, Colgate Maximum Cavity Protection plus Sugar Acid Neutralizer, Colgate Triple Action, Darlie Double Action, Colgate Max Fresh, Colgate Optic White and Colgate Whitening toothpastes, Colgate 360°, Colgate Extra Clean and Colgate Slim Soft manual toothbrushes and Colgate Plax, meridol and Colgate Total mouthwashes. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, which it sells under the Softsoap, Palmolive and Protex brands. Colgate’s Personal Care products also include Palmolive, Sanex and Softsoap brand shower gels, Palmolive, Protex and Irish Spring bar soaps and Speed Stick, Lady Speed Stick and Sanex deodorants and antiperspirants. Colgate is the market leader in liquid hand soap in the U.S. with its line of Softsoap brand products according to market share data. Colgate’s Personal Care business outside the U.S. also includes Palmolive and Caprice shampoos and conditioners.

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids and Fabuloso, Murphy’s Oil Soap and Ajax household cleaners. Colgate is a market leader in fabric conditioners with leading brands, including Suavitel in Latin America, Soupline in Europe and Cuddly in the South Pacific according to market share data.

Sales of Oral, Personal and Home Care products accounted for 48%, 19% and 18%, respectively, of the Company’s total worldwide Net sales in 2017. Geographically, Oral Care is a significant part of the Company’s business in Asia Pacific, comprising approximately 82% of Net sales in that region for 2017.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries worldwide. Hill’s markets pet foods primarily under three brands: Hill’s Science Diet, a range of products for everyday nutritional needs; Hill’s Prescription Diet, a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats; and Hill’s Ideal Balance, a range of products with natural ingredients. Sales of Pet Nutrition products accounted for 15% of the Company’s total worldwide Net sales in 2017.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 15, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Research and Development

Strong research and development capabilities and alliances enable Colgate to support its many brands with technologically sophisticated products to meet consumers’ oral, personal and home care and pet nutrition needs. The Company’s spending related to research and development activities was $285 million in 2017, $289 million in 2016 and $274 million in 2015.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units, and by distributors or brokers. The Oral, Personal and Home Care products are sold to a variety of retail and wholesale customers and distributors. Pet Nutrition products are sold by authorized pet supply retailers and veterinarians. Many of the Company’s products are also sold online through various e-commerce platforms and retailers. The Company’s sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2017. No other customer represents more than 10% of the Company’s Net sales.

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

The Company considers trademarks to be of material importance to its business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance. The Company’s rights in these trademarks endure for as long as they are used and/or registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled approximately $54 million for 2017. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies, to the Consolidated Financial Statements.

Employees

As of December 31, 2017, the Company employed approximately 35,900 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 15, 2018:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	65	1996	Chairman of the Board
			President and Chief Executive Officer
Franck J. Moison	64	2002	Vice Chairman
Dennis J. Hickey	69	1998	Chief Financial Officer
P. Justin Skala	58	2008	Chief Operating Officer,
			North America, Europe, Africa/Eurasia
			and Global Sustainability
Noel R. Wallace	53	2009	Chief Operating Officer,
			Global Innovation and Growth
			and Hill’s Pet Nutrition
John J. Huston	63	2002	Senior Vice President, Chief of Staff
Daniel B. Marsili	57	2005	Chief Human Resources Officer
Victoria L. Dolan	58	2011	Chief Transformation Officer
Patricia Verduin	58	2011	Chief Technology Officer
Jennifer M. Daniels	54	2014	Chief Legal Officer and Secretary
Mukul Deoras	54	2015	Chief Marketing Officer
Henning I. Jakobsen	57	2017	Vice President
			and Corporate Controller

Each of the executive officers listed above has served the registrant or its subsidiaries in various executive capacities for the past five years with the exception of Jennifer M. Daniels, who joined the Company in 2014 as Chief Legal Officer and Secretary. Prior to joining the Company, Ms. Daniels was Senior Vice President, General Counsel and Secretary of NCR Corporation, which she joined in 2010.

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 75% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

▪	exchange controls and other limits on our ability to import or export raw materials or finished product or to repatriate earnings from overseas;

▪	political or economic instability, social or labor unrest or changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil;

▪	lack of well-established or reliable legal systems in certain countries where we operate;

▪	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; and

▪
other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions and/or tariffs, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls.

These risks could have a significant impact on our ability to sell our products on a competitive basis and may adversely affect our business, results of operations, cash flows and financial condition.

In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. However, the impact of these measures may not fully offset any negative impact of foreign currency rate movements on our business and results of operations.

Significant competition in our industry could adversely affect our business.

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which may have greater resources than we do. We face this competition in several aspects of our business, including, but not limited to, the pricing of products, promotional activities, new product introductions and expansion into new geographies. Some of our competitors may spend more aggressively on advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to changing business and economic conditions. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights against infringement and legal challenges by competitors.

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

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, from time to time, various regulatory authorities in Europe, the U.S. and other countries review the use of various ingredients in consumer products. Triclosan, an ingredient used by us in Colgate Total toothpaste, is an example of an ingredient that has undergone reviews by various regulatory authorities worldwide, both by itself and in the context of its use in specific products or types of products. In the U.S., Colgate Total toothpaste is subject to the FDA’s rigorous New Drug Application (“NDA”) process for safety and efficacy. Effective September 2017, the FDA restricted the use of 19 active ingredients, including triclosan and triclocarban, in antibacterial consumer soaps in the U.S. Our consumer soaps do not contain triclosan or triclocarbon. Some states and municipalities in the U.S. have proposed, and Minnesota has passed, legislation banning the sale of certain consumer products containing triclosan. The Minnesota legislation does not cover Colgate Total toothpaste. In November 2016, the Canadian government finalized its review of the potential human and environmental risks of triclosan, concluding that triclosan does not enter the environment in quantities or conditions that pose a danger in Canada to human life or health, and that triclosan is neither bioaccumulative nor persistent, but that triclosan could be entering the environment at levels that could potentially cause harm to some aquatic organisms. The Canadian government is now working with stakeholders to ensure triclosan remains under a level it has determined to be safe, and we will participate in this process. Triclosan is also currently being evaluated under the European Union’s Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals, which evaluation process is expected to take several years to complete.

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

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers, the emergence of new sales channels and the growing presence of e-commerce retailers may adversely affect our business.

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

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products could adversely impact our business, results of operations, cash flows and financial condition. In addition, private label products sold by retail trade chains, which are typically sold at lower prices than branded products, are a source of competition for certain of our product lines. The emergence of new sales channels for our products may affect, and the growing presence of e-commerce retailers have affected and may continue to affect, consumer preferences and market dynamics and could also adversely impact our business, results of operations, cash flows and financial condition.

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

Our growth depends on the continued success of existing products, as well as the successful launch of innovative new products and line extensions. Our ability to launch new products and line extensions and to sustain existing products is affected by whether we can successfully:

▪	identify, develop and fund technological innovations;

▪	obtain and maintain necessary intellectual property protection and avoid infringing intellectual property rights of others;

▪	obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad; and

▪	anticipate and respond to consumer needs and preferences.

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

We may not realize the benefits that we expect from our Global Growth and Efficiency Program.

Our restructuring program, which we refer to as the “Global Growth and Efficiency Program,” is ongoing. The Global Growth and Efficiency Program’s initiatives are expected to help us ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and enhance our global leadership positions in our core businesses. While implementation of the Global Growth and Efficiency Program is well underway and many of the initiatives under the program have been successfully implemented or are nearing completion, the successful implementation of the remainder of the program presents significant organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, we may not be able to realize all of the remaining anticipated benefits from the Global Growth and Efficiency Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the remaining anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving the remaining anticipated cost savings as measured in U.S. dollars. If we are unable to realize the remaining anticipated savings of the Global Growth and Efficiency Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the Global Growth and Efficiency Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the Global Growth and Efficiency Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Items Impacting Comparability” and “– Restructuring and Related Implementation Charges.”

There is no guarantee that our ongoing efforts to reduce costs will be successful.

One way that we generate funds needed to support the growth of our business is through our continuous, Company-wide initiatives to lower costs and increase effective asset utilization, which we refer to as our funding-the-growth initiatives. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics, and advertising and promotional materials, among other things. The achievement of our funding-the-growth goals depends on our ability to successfully identify and realize additional savings opportunities. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing any or all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of our funding-the-growth initiatives, our ability to fund other initiatives and achieve our profitability goals may be adversely affected. Any failure to implement our funding-the-growth initiatives in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our funding-the-growth initiatives, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.”

Damage to our reputation could have an adverse effect on our business.

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives. Adverse publicity about us, our brands, our supply chain or our ingredients regarding health concerns, legal or regulatory proceedings, environmental impacts (including packaging, energy and water use and waste management) or other sustainability or policy issues, whether or not deserved, could jeopardize our reputation. In addition, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative publicity, posts or comments on social media about us, our brands or our products, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

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

Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to wide price variations. Increases in the costs and availability of these commodities and the costs of energy, transportation and other necessary services have affected and may continue to adversely affect our profit margins if we are unable to pass along such higher costs in the form of price increases or otherwise achieve cost efficiencies, such as in manufacturing and distribution. As a result, fluctuations in such prices and costs could have a material adverse effect on our business, results of operations and financial condition. See “Disruption in our global supply chain or key office facilities could adversely impact our business” below for additional information.

Legal claims and proceedings could adversely impact our business.

As a global company serving consumers in more than 200 countries and territories, we may be subject to a wide variety of legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, privacy, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or a raw material contained in our products, is perceived or found to be defective or unsafe, we may need to recall some of our products. Whether or not a legal claim or proceeding is successful, or a recall is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

Disruption in our global supply chain or key office facilities could adversely impact our business.

We are engaged in manufacturing and sourcing of products and materials on a global scale. Our operations and those of our suppliers could be disrupted by a number of factors, including, but not limited to:

▪	environmental events;

▪	strikes and other labor disputes;

▪	disruptions in logistics;

▪	loss or impairment of key manufacturing sites;

▪	loss of key suppliers;

▪	supplier capacity constraints;

▪	raw material and product quality or safety issues;

▪	industrial accidents or other occupational health and safety issues;

▪	the impact on our suppliers of tighter credit or capital markets; and

▪	natural disasters, including climatic events and earthquakes, acts of war or terrorism and other external factors over which we have no control.

In addition, we purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers and new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time.

While we believe that the supplies of raw materials needed to manufacture our products are adequate and have business continuity and contingency plans in place for key manufacturing sites and the supply of raw and packaging materials, significant disruption of manufacturing or sourcing of products or materials for any reason, including any of the above reasons, could interrupt product supply and, if not remedied, have an adverse impact on our business, results of operations, cash flows and financial condition.

In addition, as a result of our clustering of single-country subsidiaries into regional commercial hubs and our implementation of a global shared service organizational model, certain of our functions, such as marketing, finance and accounting, customer service and logistics, and human resources, have become more concentrated in key office facilities. A significant disruption to any of our key office facilities for any reason, including natural disasters, acts of war or terrorism, could adversely affect our business, results of operations, cash flows and financial condition.

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

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

▪	communicating within our company and with other parties, including our customers and consumers;

▪	ordering and managing materials from suppliers;

▪	converting materials to finished products;

▪	receiving and processing orders from and shipping products to our customers;

▪	marketing products to consumers;

▪	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data;

▪	processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers and vendors;

▪	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

▪	complying with legal, regulatory and tax requirements;

▪	providing data security; and

▪	handling other processes involved in managing our business.

Although we have a broad array of information security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. Cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data breaches due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Although we have seen no material impact on our business operations from the cyber-security attacks and data breaches we have experienced to date, if we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition.
Furthermore, while we have disaster recovery and business continuity plans in place, if our IT Systems are damaged, breached or cease to function properly for any reason, including the poor performance of, failure of or cyber-attack on third-party service providers, catastrophic events, power outages, cyber-security breaches, network outages, failed upgrades or other similar events and, if the disaster recovery and business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in our ability to manage or conduct business as well as reputational harm, and may be subject to governmental investigations and litigation, any of which may adversely impact our business, results of operations, cash flows and financial condition.

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

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our results.

We have pursued and may continue to pursue acquisitions of brands, businesses or technologies from third parties. Acquisitions and their pursuit involve numerous potential risks, including, among other things:

▪	realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;

▪	successfully integrating the operations, technologies, services, products and systems of the acquired brands or businesses in an effective, timely and cost-efficient manner;

▪	receiving necessary consents, clearances and approvals in connection with a transaction;

▪	diverting management’s attention from other business priorities;

▪	successfully operating in new lines of business or markets;

▪	retaining key employees, partners, suppliers and customers of the acquired business;

▪	conforming standards, controls, procedures and policies of the acquired business with our own;

▪	developing or launching products with acquired technologies; and

▪	other unanticipated problems or liabilities.

Moreover, acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation (including for infringement of intellectual property) or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transaction costs. Any of these risks, should they materialize, could adversely impact our business, results of operations, cash flows and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns or leases approximately 320 properties which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates in approximately 70 properties, of which 14 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Greenwood, South Carolina; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Topeka, Kansas; Emporia, Kansas; and Richmond, Indiana. The primary research center for Oral, Personal and Home Care products is located in Piscataway, New Jersey, and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates in approximately 250 properties, of which 68 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

The Company has shared business service centers in Mexico, Poland and India, which are located in leased properties.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.    LEGAL PROCEEDINGS

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, privacy, environmental and tax matters, and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $165 million. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $74 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of December 31, 2017 is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11 million. The Company is appealing the decision to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2017, there were 193 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 115 cases as of December 31, 2016. During the year ended December 31, 2017, 132 new cases were filed and 54 cases were resolved by voluntary dismissal, appeal in the Company’s favor or settlement. The value of settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals in the United States District Court for the Southern District of New York. This action has been certified as a class action. The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. The Company is contesting this action vigorously. Since the amount of any potential loss from this case currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to the case.

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

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2017:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2017	675,610	$71.53	622,000	1,367
November 1 through 30, 2017	2,045,446	$72.05	2,031,250	1,221
December 1 through 31, 2017	2,073,066	$74.25	2,024,900	1,071
Total	4,794,122	$72.93	4,678,150
_______

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 115,972 shares, all of which relate to shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2017.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of retail and wholesale customers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers and veterinarians. Many of the Company’s products are also sold online through various e-commerce platforms and retailers.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which are then rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental and veterinary professionals and retail customers. In addition, the Company has strengthened its capabilities in e-commerce, including by developing its relationships with online-only retailers and enhancing its digital marketing capabilities. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

(Dollars in Millions Except Per Share Amounts)

Significant Items Impacting Comparability
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction.
The Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using available information and estimates. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the TCJA that impact future tax years are still being assessed. Refer to “Results of Operations – Income Taxes” below for additional details.
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
Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of its Venezuelan subsidiary (“CP Venezuela”) and began accounting for CP Venezuela using the cost method of accounting. As such, effective December 31, 2015, the Company’s Consolidated Balance Sheet no longer includes the assets and liabilities of CP Venezuela. As a result of this change in accounting, the Company recorded an aftertax charge of $1,058 ($1,084 pretax) or $1.16 per diluted share in 2015. The charge primarily consists of an impairment of the Company’s investment in CP Venezuela of $952, which includes intercompany receivables from CP Venezuela, and $111 related to the reclassification of cumulative translation losses. Prior periods have not been restated and CP Venezuela’s Net sales, Operating profit and Net income are included in the Company’s Consolidated Statements of Income through December 31, 2015. See Note 14, Venezuela to the Consolidated Financial Statements for additional details.

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

Prior to the change in accounting, CP Venezuela’s functional currency was the U.S. dollar since Venezuela had been designated hyper-inflationary and, as such, Venezuelan currency fluctuations were reported in income. The Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate (formerly known as the SICAD I rate). During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate for the second and third quarters of 2015. The SICAD rate did not revalue during the fourth quarter of 2015 and was 13.50 bolivares per dollar as of December 31, 2015. The remeasurement losses incurred in the second and third quarters of 2015 are referred to as the “Venezuela Remeasurements.”

(Dollars in Millions Except Per Share Amounts)

Included in the Venezuela Remeasurements were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

The Company is in the midst of a restructuring program known as the “Global Growth and Efficiency Program,” which following the most recent expansion and extension approved by the Company’s Board of Directors on October 26, 2017, runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track.
The initiatives under the Global Growth and Efficiency Program are focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented. Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax).

In 2017, 2016 and 2015, the Company incurred aftertax costs of $246, $168 and $183, respectively, associated with the Global Growth and Efficiency Program. For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements.

Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging and category growth rates around the world to continue to be slow. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking. In addition, the growth of e-commerce has affected and continues to affect consumer preferences and market dynamics. Given that approximately 75% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s key priorities: growing sales through engaging with consumers, developing world-class innovation and working with retail partners; driving efficiency on every line of the income statement to increase margins; generating strong cash flow performance and utilizing that cash effectively to enhance total shareholder returns; and leading to win by staying true to the Company’s culture and focusing on its stakeholders. The Company’s commitment to these priorities, together with the strength of the Company’s global brands, its broad international presence in both developed and emerging markets and cost-saving initiatives, such as the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program, should position the Company well to increase shareholder value over the long term.

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $15,454 in 2017, up 1.5% from 2016, driven by volume growth of 0.5%, net selling price increases of 0.5% and positive foreign exchange of 0.5%. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations), a non-GAAP financial measure as discussed below, increased 1.0% in 2017.

Net sales in the Oral, Personal and Home Care product segment were $13,162 in 2017, up 2.0% from 2016, driven by volume growth of 0.5%, net selling price increases of 0.5% and positive foreign exchange of 1.0%. Organic sales in the Oral, Personal and Home Care product segment increased 1.0% in 2017.

The increase in organic sales in 2017 versus 2016 was driven by an increase in Oral Care organic sales, partially offset by a decline in Personal Care and Home Care organic sales. The increase in Oral Care organic sales was due to organic sales growth in the toothpaste category. The decrease in Personal Care organic sales was primarily due to declines in organic sales in the underarm protection, liquid hand soap and shampoo categories, which were partially offset by organic sales growth in the shower gel and bar soap categories. The decrease in the Home Care organic sales was primarily due to declines in organic sales in the hand dish category, partially offset by organic sales growth in the liquid cleaners and fabric conditioner categories.

The Company’s share of the global toothpaste market was 43.3% for full year 2017, down 0.4 share points from full year 2016, and its share of the global manual toothbrush market was 32.6% for full year 2017, down 0.5 share points from full year 2016. Full year 2017 market shares in toothpaste were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus full year 2016. In the manual toothbrush category, full year 2017 market shares were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus full year 2016. For additional information regarding the Company’s use of market share data and limitations on such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,292 in 2017, an increase of 1.0% from 2016, as net selling price increases of 1.5% and positive foreign exchange of 0.5% were partially offset by volume declines of 1.0%. Organic sales for Hill’s Pet Nutrition increased 0.5% in 2017.

The increase in organic sales in 2017 versus 2016 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Naturals categories.

Worldwide Net sales were $15,195 in 2016, down 5.0% from 2015, as net selling price increases of 2.5% were more than offset by volume declines of 3.0% and negative foreign exchange of 4.5%. Excluding divested businesses and the impact of the deconsolidation of the Company’s Venezuelan operations, volume increased 1.5%. Organic sales increased 4.0% in 2016.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 2% to $9,280 in 2017 from $9,123 in 2016. Gross profit in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $9,355 in 2017 from $9,169 in 2016, reflecting an increase of $156 resulting from higher Net sales and an increase of $30 resulting from higher Gross profit margin, which also excludes charges related to the Global Growth and Efficiency Program.

Worldwide Gross profit margin was 60.0% in 2017, even with 2016. Excluding charges related to the Global Growth and Efficiency Program in both periods, Gross profit margin increased by 20 basis points (bps) to 60.5% in 2017, from 60.3% in 2016. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (200 bps) and higher pricing (20 bps), partially offset by higher raw and packaging material costs (190 bps).

Worldwide Gross profit decreased 3% to $9,123 in 2016 from $9,399 in 2015. Gross profit in both periods included charges related to the Global Growth and Efficiency Program. Excluding these items in both periods, Gross profit decreased to $9,169 in 2016 from $9,419 in 2015, reflecting a decrease of $492 resulting from the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and negative foreign exchange, partially offset by growth in organic sales. This decrease in Gross profit was partially offset by an increase of $242 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.0% in 2016 from 58.6% in 2015. Excluding the charges related to the Global Growth and Efficiency Program in both periods, Gross profit margin increased by 160 bps to 60.3% in 2016, from 58.7% in 2015. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (200 bps) and higher pricing (100 bps), partially offset by higher costs (170 bps), which included higher raw and packaging material costs driven by significant foreign exchange transaction costs and the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015.

	2017	2016	2015
Gross profit, GAAP	$9,280	$9,123	$9,399
Global Growth and Efficiency Program	75	46	20
Gross profit, non-GAAP	$9,355	$9,169	$9,419

	2017	2016	Basis Point Change	2015	Basis Point Change
Gross profit margin, GAAP	60.0%	60.0%	—	58.6%	140
Global Growth and Efficiency Program	0.5	0.3		0.1
Gross profit margin, non-GAAP	60.5%	60.3%	20	58.7%	160

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $5,497 in 2017 from $5,249 in 2016. Selling, general and administrative expenses in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $5,408 in 2017 from $5,172 in 2016, reflecting increased advertising investment of $145 and higher overhead expenses of $91.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.6% in 2017 from 34.5% in 2016. Excluding charges related to the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.0%, an increase of 100 bps as compared to 2016. This increase in 2017 was driven by increased advertising investment (80 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In 2017, advertising investment increased 10.2% to $1,573 as compared with $1,428 in 2016, and increased as a percentage of Net sales to 10.2% from 9.4% in 2016.

Selling, general and administrative expenses decreased 4% to $5,249 in 2016 from $5,464 in 2015. Selling, general and administrative expenses in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $5,172 in 2016 from $5,400 in 2015, reflecting decreased advertising investment of $63 and lower overhead expenses of $165.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.5% in 2016 from 34.1% in 2015. Excluding charges related to the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.0%, an increase of 30 bps as compared to 2015. This increase in 2016 was driven by increased advertising investment (10 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In 2016, advertising investment decreased 4.2% to $1,428 as compared with $1,491 in 2015, while as a percentage of Net sales, it increased to 9.4% from 9.3% in 2015.

	2017	2016	2015
Selling, general and administrative expenses, GAAP	$5,497	$5,249	$5,464
Global Growth and Efficiency Program	(89)	(77)	(64)
Selling, general and administrative expenses, non-GAAP	$5,408	$5,172	$5,400

	2017	2016	Basis Point Change	2015	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.6%	34.5%	110	34.1%	40
Global Growth and Efficiency Program	(0.6)	(0.5)		(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.0%	34.0%	100	33.7%	30

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $194, $37 and $62 in 2017, 2016 and 2015, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2017	2016	2015
Global Growth and Efficiency Program	$169	$105	$170
Amortization of intangible assets	35	33	33
Gain on sale of land in Mexico	—	(97)	—
Charges for litigation matters	—	17	14
Venezuela remeasurement charges	—	—	34
Gain on sale of South Pacific laundry detergent business	—	—	(187)
Equity income	(11)	(10)	(8)
Other, net	1	(11)	6
Total Other (income) expense, net	$194	$37	$62

Other (income) expense, net was $194 in 2017 as compared to $37 in 2016. Other (income) expense, net in both periods included charges related to the Global Growth and Efficiency Program. Other (income) expense, net in 2016 also included a gain on the sale of land in Mexico and charges for litigation matters.

Other (income) expense, net was $37 in 2016 as compared to $62 in 2015. In 2015, Other (income) expense, net included charges related to the Global Growth and Efficiency Program, a gain on the sale of the Company’s laundry detergent business in the South Pacific, charges related to the Venezuela Remeasurements and charges for litigation matters.

Excluding the items described above in all periods, as applicable, Other (income) expense, net was $25 in 2017, $12 in 2016 and $31 in 2015.

	2017	2016	2015
Other (income) expense, net, GAAP	$194	$37	$62
Global Growth and Efficiency Program	(169)	(105)	(170)
Gain on sale of land in Mexico	—	97	—
Charges for litigation matters	—	(17)	(14)
Venezuela remeasurement charges	—	—	(34)
Gain on sale of South Pacific laundry detergent business	—	—	187
Other (income) expense, net, non-GAAP	$25	$12	$31

(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 6% to $3,589 in 2017 from $3,837 in 2016. Operating profit increased 38% to $3,837 in 2016 from $2,789 in 2015.

In 2017, 2016 and 2015, Operating profit included charges related to the Global Growth and Efficiency Program. In 2016 and 2015, Operating profit also included charges for litigation matters. In 2016, Operating profit also included a gain on sale of land in Mexico. In 2015, Operating profit also included a charge related to the deconsolidation of the Company’s Venezuelan operations, charges related to the Venezuela Remeasurements and a gain on the sale of the Company’s laundry detergent business in the South Pacific. Excluding these items in all periods, as applicable, Operating profit decreased 2% in 2017, primarily due to an increase in Selling, general and administrative expenses, which was partially offset by higher Gross profit, and Operating profit in 2016 was even with 2015, primarily due to lower Gross profit, which was offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 23.2% in 2017, compared with 25.3% in 2016 and 17.4% in 2015. Excluding the items described above in 2017 and 2016, as applicable, Operating profit margin decreased 80 bps to 25.4% in 2017 compared to 26.2% in 2016. This decrease is due to an increase in Selling, general and administrative expenses (100 bps), partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales. Excluding the items described above in 2016 and 2015, as applicable, Operating profit margin increased 130 bps in 2016 compared to 2015, primarily due to an increase in Gross profit (160 bps), partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	2017	2016	% Change	2015	% Change
Operating profit, GAAP	$3,589	$3,837	(6)%	$2,789	38%
Global Growth and Efficiency Program	333	228		254
Gain on sale of land in Mexico	—	(97)		—
Charges for litigation matters	—	17		14
Venezuela deconsolidation	—	—		1,084
Venezuela remeasurement charges	—	—		34
Gain on sale of South Pacific laundry detergent business	—	—		(187)
Operating profit, non-GAAP	$3,922	$3,985	(2)%	$3,988	—%

	2017	2016	Basis Point Change	2015	Basis Point Change
Operating profit margin, GAAP	23.2%	25.3%	(210)	17.4%	790
Global Growth and Efficiency Program	2.2	1.5		1.6
Gain on sale of land in Mexico	—	(0.7)		—
Charges for litigation matters	—	0.1		0.1
Venezuela deconsolidation	—	—		6.8
Venezuela remeasurement charges	—	—		0.2
Gain on sale of South Pacific laundry detergent business	—	—		(1.2)
Operating profit margin, non-GAAP	25.4%	26.2%	(80)	24.9%	130

Interest (Income) Expense, Net

Interest (income) expense, net was $102 in 2017 compared with $99 in 2016 and $26 in 2015. The increase in Interest (income) expense, net in 2017 as compared to 2016 was primarily due to higher average interest rates on debt. The change in Interest (income) expense, net from 2015 to 2016 was primarily due to lower interest income on investments held outside the United States, which reflects the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015, and higher interest expense as a result of higher average interest rates on debt.

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate in 2017, 2016 and 2015 was 37.7%, 30.8% and 44.0%, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 29.5% in 2017 and 31.3% in 2016 and 2015. The decrease in the non-GAAP effective income tax rate in 2017 as compared to 2016 is due primarily to the inclusion of excess tax benefits from stock-based compensation in the Provision for income taxes, as discussed in more detail below.

	2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$3,487	$1,313	37.7%
Global Growth and Efficiency Program	333	87	(1.0)
U.S. tax reform	—	(275)	(7.2)
Non-GAAP	$3,820	$1,125	29.5%

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$3,738	$1,152	30.8%
Global Growth and Efficiency Program	228	59	(0.3)
Gain on sale of land in Mexico	(97)	(34)	(0.1)
Benefits from tax matters	—	35	0.9
Charge for a litigation matter	17	6	—
Non-GAAP	$3,886	$1,218	31.3%

	2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate (2)
As Reported GAAP	$2,763	$1,215	44.0%
Venezuela deconsolidation(3)	1,084	26	(11.7)
Global Growth and Efficiency Program	254	69	(0.3)
Venezuela remeasurement charges	34	12	—
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(0.2)
Charge for a litigation matter	14	—	(0.1)
Charge for a tax matter	—	(15)	(0.4)
Non-GAAP	$3,962	$1,240	31.3%
_______
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
(3) See Note 14, Venezuela to the Consolidated Financial Statements and “Significant Items Impacting Comparability” above.

(Dollars in Millions Except Per Share Amounts)

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275 related to the TCJA using available information and estimates. The provisional charge is comprised of $451 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $20 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate, which are offset by $196 of income taxes which had been previously provided for planned repatriations of undistributed earnings of foreign subsidiaries. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the TCJA that impact future tax years are still being assessed.

The effective income tax rate in 2017 also included $47 of stock compensation excess tax benefits in the Provision for income taxes as a result of the adoption of ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017. See Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements and Note 11, Income Taxes to the Consolidated Financial Statements, for additional details.

The effective income tax rate in 2016 included a $210 U.S. income tax benefit recognized in the first quarter of 2016 principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. See Note 11, Income Taxes and Note 14, Venezuela to the Consolidated Financial Statements. In order to fully utilize the above mentioned $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

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

In 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005. Also in 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $30, including interest. The tax benefit of deductions related to this tax position taken for the years 2006 through 2007 and 2012 through 2014 totals approximately $16 at current exchange rates. These deductions are currently being challenged by the tax authorities in the foreign jurisdiction either in the lower courts or at the administrative level and, if resolved in the Company’s favor, will result in the Company recording additional tax benefits, including interest.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

Reflecting U.S. tax reform, the Company expects its effective income tax rate in 2018 to be in the range of 26% to 27% both on a GAAP basis and excluding charges related to the Global Growth and Efficiency Program.

(Dollars in Millions Except Per Share Amounts)

Net Income attributable to Colgate-Palmolive Company and Earnings per share, diluted

Net income attributable to Colgate-Palmolive Company was $2,024, or $2.28 per share on a diluted basis, in 2017 compared to $2,441, or $2.72 per share on a diluted basis, in 2016 and $1,384, or $1.52 per share on a diluted basis, in 2015. In 2017, 2016 and 2015, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the Global Growth and Efficiency Program. In 2017, Net income attributable to Colgate-Palmolive Company also included a charge related to U.S. tax reform. In 2016 and 2015, Net income attributable to Colgate-Palmolive Company also included charges for litigation matters. In 2016, Net income attributable to Colgate-Palmolive Company also included a gain on sale of land in Mexico and benefits from tax matters. In 2015, Net income attributable to Colgate-Palmolive Company also included charges related to the Venezuela Remeasurements, a charge related to the deconsolidation of the Company’s Venezuelan operations, a gain on the sale of the Company’s laundry detergent business in the South Pacific and a charge for a tax matter.

Excluding the items described above in all years, as applicable, Net income attributable to Colgate-Palmolive Company increased 1% to $2,545 in 2017 and Earnings per share, diluted increased 2% to $2.87, and Net income attributable to Colgate-Palmolive Company decreased 1% to $2,522 in 2016, as compared to $2,556 in 2015, and Earnings per share, diluted was even at $2.81.

(Dollars in Millions Except Per Share Amounts)

	2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,487	$1,313	$2,174	$2,024	$2.28
Global Growth and Efficiency Program	333	87	246	246	0.28
U.S. tax reform	—	(275)	275	275	0.31
Non-GAAP	$3,820	$1,125	$2,695	$2,545	$2.87

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,738	$1,152	$2,586	$145	$2,441	$2.72
Global Growth and Efficiency Program	228	59	169	1	168	0.19
Gain on sale of land in Mexico	(97)	(34)	(63)	—	(63)	(0.07)
Benefits from tax matters	—	35	(35)	—	(35)	(0.04)
Charge for a litigation matter	17	6	11	—	11	0.01
Non-GAAP	$3,886	$1,218	$2,668	$146	$2,522	$2.81

	2015
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,763	$1,215	$1,548	$164	$1,384	$1.52
Venezuela deconsolidation(3)	1,084	26	1,058	—	1,058	1.16
Global Growth and Efficiency Program	254	69	185	2	183	0.20
Venezuela remeasurement charges	34	12	22	—	22	0.02
Gain on sale of South Pacific laundry detergent business	(187)	(67)	(120)	—	(120)	(0.13)
Charge for a litigation matter	14	—	14	—	14	0.02
Charge for a tax matter	—	(15)	15	—	15	0.02
Non-GAAP	$3,962	$1,240	$2,722	$166	$2,556	$2.81
_______
(1) The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.
(2) The impact of non-GAAP adjustments on Diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.
(3) See Note 14, Venezuela to the Consolidated Financial Statements and “Significant Items Impacting Comparability” above.

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

Oral, Personal and Home Care

North America

	2017	2016	% Change		2015	% Change
Net sales	$3,117	$3,183	(2.0)%		$3,149	1.0%
Operating profit	$986	$1,030	(4)%		$974	6%
% of Net sales	31.6%	32.4%	(80)	bps	30.9%	150	bps

Net sales in North America decreased 2.0% in 2017 to $3,117, driven by net selling price decreases of 2.0%, while volume and foreign exchange were flat. Organic sales in North America decreased 2.0% in 2017.

The decrease in organic sales in North America in 2017 versus 2016 was primarily due to decreases in Personal Care and Home Care organic sales. The decrease in Personal Care was due to declines in organic sales in the underarm protection and liquid hand soap categories. The decrease in Home Care was primarily due to a decline in organic sales in the hand dish category.

Net sales in North America increased 1.0% in 2016 to $3,183, driven by volume growth of 2.5%, which was partially offset by net selling price decreases of 1.0% and negative foreign exchange of 0.5%. Organic sales in North America increased 1.5% in 2016.

Operating profit in North America decreased 4% in 2017 to $986, or 80 bps to 31.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (160 bps) and lower pricing due to increased in-store promotional activities, which were partially offset by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (220 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps).

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

(Dollars in Millions Except Per Share Amounts)

Latin America

	2017	2016	% Change		2015	% Change
Net sales	$3,887	$3,650	6.5%		$4,327	(15.5)%
Operating profit	$1,162	$1,132	3%		$1,209	(6)%
% of Net sales	29.9%	31.0%	(110)	bps	27.9%	310	bps

Net sales in Latin America increased 6.5% in 2017 to $3,887, driven by volume growth of 2.5%, net selling price increases of 3.0% and positive foreign exchange of 1.0%. Volume gains were led by Brazil, the Southern Cone and the Andean Region. Organic sales in Latin America increased 5.5% in 2017.

The increase in organic sales in Latin America in 2017 versus 2016 was driven by increases in Oral Care organic sales as well as increases in Personal Care and Home Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was due to organic sales growth in the bar soap and shampoo categories. The increase in Home Care was due to organic sales growth in the fabric conditioner and liquid cleaners categories, partially offset by a decline in the hand dish category.

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

Operating profit in Latin America increased 3% in 2017 to $1,162, while as a percentage of Net sales it decreased 110 bps to 29.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (180 bps), partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (260 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (120 bps) and higher overhead expenses (60 bps).

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

(Dollars in Millions Except Per Share Amounts)

Europe

	2017	2016	% Change		2015	% Change
Net sales	$2,394	$2,342	2.0%		$2,411	(3.0)%
Operating profit	$599	$579	3%		$615	(6)%
% of Net sales	25.0%	24.7%	30	bps	25.5%	(80)	bps

Net sales in Europe increased 2.0% in 2017 to $2,394, as volume growth of 2.0% and positive foreign exchange of 1.0% were partially offset by net selling price decreases of 1.0%. Volume gains were led by France, the Netherlands, Spain and Poland. Organic sales in Europe increased 1.0% in 2017.

The increase in organic sales in Europe in 2017 versus 2016 was primarily due to an increase in Oral Care organic sales, partially offset by a decrease in organic sales in Personal Care. The increase in Oral Care was driven by organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to declines in organic sales in the shampoo and bar soap categories, partially offset by an increase in organic sales in the shower gel category.

Net sales in Europe decreased 3.0% in 2016 to $2,342, as volume growth of 2.5% was more than offset by net selling price decreases of 2.5% and negative foreign exchange of 3.0%. Organic sales in Europe were flat in 2016. Volume gains were led by Germany, the United Kingdom and Poland, partially offset by volume declines in France.

Operating profit in Europe increased 3% in 2017 to $599, or 30 bps to 25.0% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (30 bps) and a decrease in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (230 bps) and category sales mix, which were partially offset by higher raw and packaging material costs (230 bps), including foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps), which were partially offset by increased advertising investment (50 bps).

Operating profit in Europe decreased 6% in 2016 to $579, or 80 bps to 24.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (100 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher costs (200 bps), primarily due to higher raw and packaging material costs, which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. These decreases in Gross profit were partially offset by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (190 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (100 bps), in part reflecting a shift from advertising investment to in-store promotional activities, which was partially offset by higher overhead expenses (50 bps).

(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	2017	2016	% Change		2015	% Change
Net sales	$2,781	$2,796	(0.5)%		$2,937	(5.0)%
Operating profit	$841	$887	(5)%		$888	—%
% of Net sales	30.2%	31.7%	(150)	bps	30.2%	150	bps

Net sales in Asia Pacific decreased 0.5% in 2017 to $2,781, driven by volume declines of 0.5%, while net selling prices and foreign exchange were flat. Volume declines in Australia, Thailand and India were partially offset by volume gains in the Philippines. Organic sales in Asia Pacific declined 0.5% in 2017.

The decrease in organic sales in 2017 versus 2016 was due to a decrease in Personal Care and Home Care organic sales, partially offset by an increase in organic sales in Oral Care. The decrease in Personal Care was primarily due to declines in organic sales in the shampoo and bar soap categories. The decrease in Home Care was due to declines in organic sales in the hand dish and fabric conditioner categories. The increase in Oral Care was due to an increase in organic sales in the toothpaste category, partially offset by a decline in organic sales in the manual toothbrush category.

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

Operating profit in Asia Pacific decreased 5% in 2017 to $841, or 150 bps to 30.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (290 bps), primarily driven by raw and packaging material costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (90 bps) and increased advertising investment (30 bps).

Operating profit in Asia Pacific decreased to $887 in 2016, while as a percentage of Net sales, it increased 150 bps to 31.7% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) and a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and sales mix, which were partially offset by higher costs (290 bps), primarily driven by raw and packaging material costs, which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (10 bps), in part reflecting a shift from advertising investment to in-store promotional activities, and lower overhead expenses (30 bps).

(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	2017	2016	% Change		2015	% Change
Net sales	$983	$960	2.5%		$998	(4.0)%
Operating profit	$179	$186	(4)%		$178	4%
% of Net sales	18.2%	19.4%	(120)	bps	17.8%	160	bps

Net sales in Africa/Eurasia increased 2.5% in 2017 to $983, as net selling price increases of 3.5% and positive foreign exchange of 3.5% were partially offset by volume declines of 4.5%. Volume declines in the Sub-Saharan Africa region, Turkey and South Africa were partially offset by volume gains in Russia. Organic sales in Africa/Eurasia declined 1.0% in 2017.

The decrease in organic sales in 2017 versus 2016 was due to a decrease in Oral Care, Personal Care and Home Care organic sales. The decrease in Oral Care was due to declines in organic sales in the manual toothbrush and mouthwash categories. The decrease in Personal Care was primarily due to declines in organic sales in the bar soap and underarm protection categories, partially offset by an increase in organic sales in the shampoo category. The decrease in Home Care was primarily due to declines in organic sales in the hand dish and liquid cleaners categories, partially offset by an increase in organic sales in the fabric conditioner category.

Net sales in Africa/Eurasia decreased 4.0% in 2016 to $960, as net selling price increases of 9.5% were more than offset by volume declines of 4.0% and negative foreign exchange of 9.5%. Organic sales in Africa/Eurasia grew 5.5% in 2016. Volume declines in the Sub-Saharan Africa region and South Africa were partially offset by volume gains in the Gulf States.

Operating profit in Africa/Eurasia decreased 4% in 2017 to $179, or 120 bps to 18.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (260 bps), partially offset by an increase in Gross profit (160 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (100 bps). The increase in Selling, general and administrative expenses was due to increased advertising investment (310 bps), partially offset by lower overhead expenses (50 bps).

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

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	2017	2016	% Change		2015	% Change
Net sales	$2,292	$2,264	1.0%		$2,212	2.5%
Operating profit	$653	$653	—%		$612	7%
% of Net sales	28.5%	28.8%	(30)	bps	27.7%	110	bps

Net sales for Hill’s Pet Nutrition increased 1.0% in 2017 to $2,292, driven by net selling price increases of 1.5% and positive foreign exchange of 0.5%, partially offset by volume declines of 1.0%. Volume declines in the United States, Japan and Western and Eastern Europe were partially offset by volume gains in Australia and Latin America. The volume declines in the United States were attributable to trade disruption, while the volume declines in Japan were attributable to a continued contraction in the market. Organic sales in Hill’s Pet Nutrition increased 0.5% in 2017.

The increase in organic sales in 2017 versus 2016 was due to an increase in organic sales in the Prescription Diet category, partially offset by declines in organic sales in the Advanced Nutrition and Natural categories.

Net sales for Hill’s Pet Nutrition increased 2.5% in 2016 to $2,264, driven by net selling price increases of 2.5% while volume and foreign exchange were flat. Organic sales in Hill’s Pet Nutrition increased 2.5% in 2016. Volume gains led by Russia, Western Europe, South Africa, Canada and Taiwan were offset by volume declines in the United States and Japan.

Operating profit in Hill’s Pet Nutrition was $653 in 2017, even with 2016, while as a percentage of Net sales it decreased 30 bps to 28.5%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (90 bps), partially offset by an increase in Gross profit (60 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, partially offset by higher raw and packaging material costs (110 bps), net of foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps) and higher overhead expenses (30 bps).

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

(Dollars in Millions Except Per Share Amounts)

Corporate

	2017	2016	% Change	2015	% Change
Operating profit (loss)	$(831)	$(630)	32%	$(1,687)	(63)%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2017	2016	2015
Global Growth and Efficiency Program	$(333)	$(228)	$(254)
Gain on sale of land in Mexico	—	97	—
Charges for litigation matters	—	(17)	(14)
Venezuela deconsolidation	—	—	(1,084)
Venezuela remeasurement charges	—	—	(34)
Gain on sale of South Pacific laundry detergent business	—	—	187
Corporate overhead costs and other, net	(498)	(482)	(488)
Total Corporate Operating profit (loss)	$(831)	$(630)	$(1,687)

Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in 2015. Building on the Company’s successful implementation of the program, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

Initiatives under the Global Growth and Efficiency Program are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses, producing significant benefits in the Company’s long-term business performance. The major objectives of the program include:

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

Implementation of the Global Growth and Efficiency Program remains on track. Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented. Savings achieved in 2017 were in line with the Company’s previously disclosed estimate of $50 to $60 pretax ($40 to $50 aftertax). The Company expects savings in 2018 to be approximately $90 to $120 pretax ($100 to $125 aftertax). Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax). The Company anticipates that pretax charges for 2018 will approximate $100 to $175 ($75 to $125 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

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

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2017, 2016 and 2015, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2017	2016	2015
Cost of sales	$75	$46	$20
Selling, general and administrative expenses	89	77	64
Other (income) expense, net	169	105	170
Total Global Growth and Efficiency Program charges, pretax	$333	$228	$254

Total Global Growth and Efficiency Program charges, aftertax	$246	$168	$183

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2017	2016	2015	Accumulated Charges
North America	23%	35%	21%	18%
Latin America	2%	5%	3%	3%
Europe	21%	12%	14%	22%
Asia Pacific	5%	4%	4%	3%
Africa/Eurasia	3%	14%	5%	6%
Hill’s Pet Nutrition	6%	7%	5%	7%
Corporate	40%	23%	48%	41%
Total	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,561 ($1,153 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2017
Employee-Related Costs	$628
Incremental Depreciation	90
Asset Impairments	36
Other	807
Total	$1,561

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the extension of shared business services and streamlining of global functions; the consolidation of facilities; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the implementation of a Corporate efficiencies program.

(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2015	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $21, $4 and $17 for the years ended December 31, 2017, 2016 and 2015, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2017, 2016 and 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $145, $116 and $65, respectively, and contract termination costs and charges resulting directly from exit activities of $6, $21 and $8, respectively. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2017, 2016 and 2015 are other exit costs of $0, $1 and $47, respectively, related to the consolidation of facilities.

(Dollars in Millions Except Per Share Amounts)

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, as applicable, the external factor of foreign exchange, as well as the impact of acquisitions, divestments and the deconsolidation of the Company’s Venezuelan operations. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2017 and 2016 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, charges resulting from the Global Growth and Efficiency Program, a charge related to U.S. tax reform, a gain on the sale of land in Mexico, charges or benefits from tax matters, charges for litigation matters, costs related to the sale of land in Mexico, a gain on the sale of the Company’s South Pacific laundry detergent business, charges related to effective devaluations in Venezuela and a charge for the deconsolidation of the Company’s Venezuelan operations (non-GAAP).

These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance, and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2017, 2016 and 2015 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for each of the years ended December 31, 2017 and 2016 versus the prior year:

Year ended December 31, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(2.0)%	—%	—%	(2.0)%
Latin America	6.5%	1.0%	—%	5.5%
Europe	2.0%	1.0%	—%	1.0%
Asia Pacific	(0.5)%	—%	—%	(0.5)%
Africa/Eurasia	2.5%	3.5%	—%	(1.0)%
Total Oral, Personal and Home Care	2.0%	1.0%	—%	1.0%
Pet Nutrition	1.0%	0.5%	—%	0.5%
Total Company	1.5%	0.5%	—%	1.0%

Year ended December 31, 2016	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.0%	(0.5)%	—%	1.5%
Latin America	(15.5)%	(10.0)%	(15.5)%	10.0%
Europe	(3.0)%	(3.0)%	—%	—%
Asia Pacific	(5.0)%	(4.0)%	(3.0)%	2.0%
Africa/Eurasia	(4.0)%	(9.5)%	—%	5.5%
Total Oral, Personal and Home Care	(6.5)%	(5.0)%	(5.5)%	4.0%
Pet Nutrition	2.5%	—%	—%	2.5%
Total Company	(5.0)%	(4.5)%	(4.5)%	4.0%

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

Cash Flow

Net cash provided by operations was $3,054 in 2017, compared to $3,141 in 2016 and $2,949 in 2015. Net cash provided by operations for 2017 decreased as compared to 2016 primarily due to the timing of income tax payments. The increase in 2016 as compared to 2015 was due to strong operating earnings and the timing of income tax payments, partially offset by the impact of the deconsolidation of the Company’s Venezuelan operations effective December 31, 2015 and voluntary contributions to employee postretirement plans.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital as a percentage of Net sales increased to (2.0)% in 2017 as compared to (2.2)% in 2016, reflecting the Company’s continued tight focus on working capital.

Building on the Company’s successful implementation of the Global Growth and Efficiency Program, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

Implementation of the Global Growth and Efficiency Program remains on track. Including the most recent expansion, total program charges resulting from the Global Growth and Efficiency Program are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax). Approximately 80% of total program charges resulting from the Global Growth and Efficiency Program are expected to result in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented. Savings achieved in 2017 were in line with the Company’s previously disclosed estimate of $50 to $60 pretax ($40 to $50 aftertax).

The Company anticipates that pretax charges for 2018 will approximate $100 to $175 ($75 to $125 aftertax). The Company expects savings in 2018 to amount to approximately $90 to $120 pretax ($100 to $125 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at December 31, 2017 is expected to be paid before year-end 2018.

Investing activities used $471 of cash in 2017, compared to $499 and $685 during 2016 and 2015, respectively. Investing activities in 2017 include $44 of proceeds from the sale of property and non-core product lines, primarily related to the Global Growth and Efficiency Program. Purchases of marketable securities and investments increased in 2017 to $347 from $336 in 2016. Proceeds from the sale of marketable securities and investments increased in 2017 to $391 from $378 in 2016.

(Dollars in Millions Except Per Share Amounts)

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

Capital expenditures in 2017 were $553, a decrease from $593 in 2016 and $691 in 2015. Capital expenditures decreased in 2017 primarily due to lower spending on capital projects in the Global Growth and Efficiency Program. Capital expenditures for 2018 are expected to be approximately 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $2,450 of cash during 2017 compared to $2,233 and $2,276 during 2016 and 2015, respectively. The increase in cash used in 2017 as compared to 2016 was primarily due to lower net proceeds from the issuance of debt and higher purchases of treasury shares. The decrease in cash used in 2016 as compared to 2015 was primarily due to lower purchases of treasury shares and higher proceeds from the exercise of stock options and excess tax benefits from stock-based compensation, partially offset by lower net proceeds from the issuance of debt.

Long-term debt, including the current portion, increased to $6,566 as of December 31, 2017, as compared to $6,520 as of December 31, 2016 and total debt increased to $6,577 as of December 31, 2017 as compared to $6,533 as of December 31, 2016. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the fourth quarter of 2017, the Company issued $400 of five-year notes at a fixed rate of 2.25%. During the third quarter of 2017, the Company issued $500 of thirty-year notes at a fixed rate of 3.70%. The debt issuances in 2017 were under the Company’s shelf registration statement. Proceeds from the debt issuances in 2017 were used for general corporate purposes, which included the retirement of commercial paper borrowings.

At December 31, 2017, the Company had access to unused domestic and foreign lines of credit of $2,949 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. In 2016, the facility was extended for an additional year to November 2020. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2018. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $24 and $295 as of December 31, 2017 and December 31, 2016, respectively. The average daily balances outstanding of commercial paper in 2017 and 2016 were $1,606 and $1,642, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

(Dollars in Millions Except Per Share Amounts)

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2017 and 2016:

	2017			2016
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	2.8%	2018	$11	1.6%	2017	$13
Commercial paper	1.5%	2018	24	(0.3)%	2017	295
Total			$35			$308

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

Dividend payments in 2017 were $1,529, an increase from $1,508 in 2016 and $1,493 in 2015. Dividend payments increased to $1.59 per share in 2017 from $1.55 per share in 2016 and $1.50 per share in 2015. In the first quarter of 2017, the Company’s Board increased the quarterly common stock cash dividend to $0.40 per share from $0.39 per share, effective in the second quarter of 2017.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under the 2015 Program, which replaced the previous program approved by the Board in 2011 (the “2011 Program”). The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs.

Aggregate share repurchases in 2017 consisted of 18.3 million common shares under the 2015 Program and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,399. Aggregate repurchases in 2016 consisted of 18.3 million common shares under the 2015 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,335. Aggregate repurchases in 2015 consisted of 19.9 million common shares under the 2015 Program, 1.7 million common shares under the 2011 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,551.

Cash and cash equivalents increased $220 during 2017 to $1,535 at December 31, 2017, compared to $1,315 at December 31, 2016, most of which ($1,467 and $1,273, respectively) were held by the Company’s foreign subsidiaries.

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, U.S. tax reform also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction.
As a result of the lower U.S. corporate income tax rate, the Company expects a reduction in its future tax payments. For more information regarding the impact of U.S. tax reform on the Company, refer to “Critical Accounting Policies and Use of Estimates” below and Note 11, Income Taxes to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

In order to fully utilize a $210 U.S. income tax benefit in 2016 principally related to changes in Venezuela’s foreign exchange regime, during the quarter ended March 31, 2016, the Company decided to repatriate in 2016 $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2017:

	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt including current portion(1)	$5,843	$—	$1,097	$248	$298	$889	$3,311
Net cash interest payments on long-term debt(2)	1,325	119	107	104	97	83	815
Leases	737	188	163	143	106	93	44
Purchase obligations(3)	1,197	952	112	99	21	3	10
U.S. tax reform payments	315	52	22	22	22	22	175
Total	$9,417	$1,311	$1,501	$616	$544	$1,090	$4,355
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

(3)
The Company had outstanding contractual obligations with suppliers at the end of 2017 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases. Additionally, purchase obligations include the aggregate purchase price for two acquisitions completed in the first quarter of 2018. See Note 3, Acquisitions and Divestitures to the Consolidated Financial Statements for more information.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2018. Management’s best estimate of voluntary contributions the Company will make to its U.S. postretirement plans for the year ending December 31, 2018 is approximately $75. In addition, total benefit payments to be paid to participants for the year ending December 31, 2018 from the Company’s assets are estimated to be approximately $82.

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

Prior to the deconsolidation of the Company’s Venezuelan operations, which was effective December 31, 2015, the functional currency for CP Venezuela was the U.S. dollar since Venezuela was designated as hyper-inflationary, and Venezuelan currency fluctuations were reported in income. The local currency-denominated non-monetary assets of the Venezuelan operations, including inventories and property, plant and equipment were remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities were remeasured at period-end exchange rates. Remeasurement adjustments for these operations were included in Net income attributable to Colgate-Palmolive Company. Refer to “Significant Items Impacting Comparability” above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized loss of $9 and a net unrealized gain of $20 at December 31, 2017 and 2016, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2017, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $79.

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

Based on year-end 2017 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $7 in 2017.

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

At December 31, 2017 and 2016, the Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, were not material and would not have resulted in a material net unrealized loss at December 31, 2017 had there been an unfavorable 10% change in commodity futures prices.

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

Recent Accounting Pronouncements

On August 28, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. While the Company is currently assessing the impact of the new standard, this new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On May 10, 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

(Dollars in Millions Except Per Share Amounts)

On March 10, 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. The new guidance was effective for the Company beginning on January 1, 2018. Had the standard been effective for the year ended December 31, 2017, full year Operating profit would have increased by approximately $120 with no impact on Net income attributable to Colgate-Palmolive Company. The Company anticipates that in future years, as a result of the reclassification, Operating profit will increase by approximately $100 annually with no impact on Net income attributable to Colgate-Palmolive Company.

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

On January 5, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity asset transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. As permitted, the Company early-adopted the new standard on a “modified retrospective” basis, meaning the standard was applied only to the most recent period presented in the financial statements, as of January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on January 1, 2018. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to stock-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance was effective for the Company beginning on January 1, 2017. As required subsequent to the adoption of this new guidance, the Company recognized excess tax benefits from stock-based compensation of $47 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the year ended December 31, 2017. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits from stock-based compensation recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits from stock-based compensation were recognized in equity. As permitted, the Company elected to classify these excess tax benefits from stock-based compensation as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods. Also, as permitted by the new standard, the Company elected to account for forfeitures as they occur.

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

On January 5, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard was effective for the Company beginning on January 1, 2018 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

(Dollars in Millions Except Per Share Amounts)

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. Although the new standard resulted in changes to the Company’s revenue recognition accounting policy commencing on January 1, 2018, the Company does not expect it will have a material impact in future periods on its Consolidated Financial Statements.

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

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company reports such costs, primarily related to warehousing and outbound freight, in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, Gross profit margin would have decreased by 760 bps, from 60.0% to 52.4% in 2017 and decreased by 750 bps in 2016 and 2015, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the LIFO method (25% of inventories). There would have been no material impact on reported earnings for 2017, 2016 or 2015 had all inventories been accounted for under the FIFO method.

(Dollars in Millions Except Per Share Amounts)

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, the provisional charge in 2017 related to U.S. tax reform, legal and other contingency reserves and, prior to the deconsolidation of the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 3.73%, 4.27% and 4.93% as of December 31, 2017, 2016 and 2015, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 3.80%, 4.41% and 4.97% as of December 31, 2017, 2016 and 2015, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.60% as of December 31, 2017 and 6.80% as of December 2016 and 2015. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 14%, 8%, 6%, 8% and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 53% in fixed income securities, 27% in equity securities and 20% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $14. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $2. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2017, 2016 and 2015. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2018, declining to 4.75% by 2023 and remaining at 4.75% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $7.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2017 was $8.37. The Black-Scholes model uses various assumptions to determine the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 7%. A 1% change in volatility would change fair value by approximately 7%.

(Dollars in Millions Except Per Share Amounts)

▪
Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually. The Company performs either a quantitative or qualitative assessment to determine the fair value of its reporting units for goodwill and fair value of its indefinite life intangible assets. The asset impairment analysis is generally performed using an income method, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, foreign exchange rates and the selection of a discount rate. For the Company’s goodwill impairment analysis, fair value is also determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. When multiple valuation methodologies are used in a reporting unit’s goodwill impairment analysis, the Company performs a qualitative analysis comparing the fair value of a reporting unit under each method to assess its reasonableness and ensure consistency of results. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance.

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

The Company applies the ‘relief from royalty method’ to estimate the fair value of the intangible assets acquired in the Sanex acquisition (the “Sanex intangible assets”). Under this method, the fair value of an intangible asset is calculated as the present value of future royalty savings generated as a result of owning the intangible asset. The key assumptions used in determining the Company’s estimate of the fair value of the Sanex intangible assets include royalty rates, discount rates and long-term revenue growth rates. Estimating long-term revenue growth rates requires significant judgment by management in areas such as future economic conditions, product pricing and consumer tastes and preferences. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. As a result of the analysis, the Company determined that the fair value of the Sanex intangible assets exceeded their carrying value by more than 10% and concluded that such excess was reasonable considering the brand’s relatively recent acquisition. Based on this, the brand’s recent performance and the Company’s future plans for it, the Company does not believe there is a significant risk of impairment related to the Sanex intangible assets.

Asset impairment analysis related to certain fixed assets in connection with the Global Growth and Efficiency Program requires management’s best estimate of net realizable values.

▪
On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. U.S. tax reform also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction.

In accordance with ASC 740, Income Taxes, and Staff Accounting Bulletin 118, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using available information and estimates. The provisional charge is comprised of $451 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $20 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate, which are offset by $196 of income taxes which had been previously provided for planned repatriations of undistributed earnings of foreign subsidiaries. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.

Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the TCJA that impact future tax years are still being assessed.

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

Refer to “Significant Items Impacting Comparability” above and to Note 14, Venezuela to the Consolidated Financial Statements for further discussion of the Company’s Venezuelan operations.

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

(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2017.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the Global Growth and Efficiency Program, the Company is implementing a shared business service organization model in all regions of the world. At this time, certain financial transaction processing activities have been transitioned to these shared business service centers. This transition has not materially affected the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

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

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2018 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2017:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	43,709	(1)	$60.94	(2)	30,867	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	43,709		$60.94		30,867
_______

(1)
Consists of 40,979 options outstanding and 2,730 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $65.00 and restricted stock units of $0.00.

(3)	Amount includes 20,997 options available for issuance and 9,870 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements.”

(b)	Exhibits:

Exhibit No.		Description

3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3.1 to its Current Report on Form 8-K filed on January 15, 2016, File No. 1-644.)

4	a)
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

10-A	a)	Colgate-Palmolive Company 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Annex B to its 2013 Notice of Annual Meeting and Proxy Statement, File No. 1-644.)

	b)	Form of Nonqualified Option Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan.**

	c)	Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan.**

10-B	a)	Colgate-Palmolive Company 2009 Executive Incentive Compensation Plan. (Registrant hereby incorporates by reference Appendix A to its 2009 Notice of Meeting and Proxy Statement, File No. 1-644.)

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

Exhibit No.		Description

10-C
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of September 27, 2017. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-644.)

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

b)
Amendment No. 1 dated as of November 4, 2016 to the Amended and Restated Credit Agreement, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-I (b) to its Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-644.)

10-J	a)
Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of September 1, 2010. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-644.)

b)
Amendment, dated September 27, 2017, to the Colgate-Palmolive Company Supplemental Savings and Investment Plan (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, File No. 1-644.)

10-K		Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees.**

Exhibit No.		Description

10-L	a)	Colgate-Palmolive Company 2005 Non-Employee Director Stock Option Plan. (Registrant hereby incorporates by reference Appendix C to its 2005 Notice of Meeting and Proxy Statement.)

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

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

Colgate-Palmolive Company (Registrant)

Date: February 15, 2018	By	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board, President and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	Charles A. Bancroft, John P. Bilbrey, John T. Cahill, Helene D. Gayle, Ellen M. Hancock, C. Martin Harris, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove

/s/ Dennis J. Hickey	/s/ Jennifer M. Daniels
Dennis J. Hickey Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Henning I. Jakobsen
Henning I. Jakobsen Vice President and Corporate Controller

All other financial statements and schedules not listed have been omitted since the required information is included in the financial statements or the notes thereto or is not applicable or required.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York February 15, 2018
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2017	2016	2015
Net sales	$15,454	$15,195	$16,034
Cost of sales	6,174	6,072	6,635
Gross profit	9,280	9,123	9,399
Selling, general and administrative expenses	5,497	5,249	5,464
Other (income) expense, net	194	37	62
Charge for Venezuela accounting change	—	—	1,084
Operating profit	3,589	3,837	2,789
Interest (income) expense, net	102	99	26
Income before income taxes	3,487	3,738	2,763
Provision for income taxes	1,313	1,152	1,215
Net income including noncontrolling interests	2,174	2,586	1,548
Less: Net income attributable to noncontrolling interests	150	145	164
Net income attributable to Colgate-Palmolive Company	$2,024	$2,441	$1,384
Earnings per common share, basic	$2.30	$2.74	$1.53
Earnings per common share, diluted	$2.28	$2.72	$1.52

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2017	2016	2015
Net income including noncontrolling interests	$2,174	$2,586	$1,548
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	302	(137)	(645)
Retirement plan and other retiree benefit adjustments	54	(109)	196
Gains (losses) on available-for-sale securities	—	(1)	(7)
Gains (losses) on cash flow hedges	(14)	5	2
Total Other comprehensive income (loss), net of tax	342	(242)	(454)
Total Comprehensive income including noncontrolling interests	2,516	2,344	1,094
Less: Net income attributable to noncontrolling interests	150	145	164
Less: Cumulative translation adjustments attributable to noncontrolling interests	17	(12)	(11)
Total Comprehensive income attributable to noncontrolling interests	167	133	153
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,349	$2,211	$941

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$1,535	$1,315
Receivables (net of allowances of $77 and $73, respectively)	1,480	1,411
Inventories	1,221	1,171
Other current assets	403	441
Total current assets	4,639	4,338
Property, plant and equipment, net	4,072	3,840
Goodwill	2,218	2,107
Other intangible assets, net	1,341	1,313
Deferred income taxes	188	301
Other assets	218	224
Total assets	$12,676	$12,123
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$11	$13
Current portion of long-term debt	—	—
Accounts payable	1,212	1,124
Accrued income taxes	354	441
Other accruals	1,831	1,727
Total current liabilities	3,408	3,305
Long-term debt	6,566	6,520
Deferred income taxes	204	246
Other liabilities	2,255	2,035
Total liabilities	12,433	12,106
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	1,984	1,691
Retained earnings	20,531	19,922
Accumulated other comprehensive income (loss)	(3,855)	(4,180)
Unearned compensation	(5)	(7)
Treasury stock, at cost	(20,181)	(19,135)
Total Colgate-Palmolive Company shareholders’ equity	(60)	(243)
Noncontrolling interests	303	260
Total equity	243	17
Total liabilities and equity	$12,676	$12,123

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance, January 1, 2015	$1,466	$1,236	$(20)	$(16,862)	$18,832	$(3,507)	$240
Net income					1,384		164
Other comprehensive income (loss), net of tax						(443)	(11)
Dividends					(1,355)		(138)
Stock-based compensation expense		125
Shares issued for stock options		90		243
Shares issued for restricted stock awards		(69)		69
Treasury stock acquired				(1,551)
Other		56	8	(1)
Balance, December 31, 2015	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)	$255
Net income					2,441		145
Other comprehensive income (loss), net of tax						(230)	(12)
Dividends					(1,380)		(128)
Stock-based compensation expense		123
Shares issued for stock options		128		242
Shares issued for restricted stock awards		(60)		60
Treasury stock acquired				(1,335)
Other		62	5
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)	$260
Net income					2,024		150
Other comprehensive income (loss), net of tax						325	17
Dividends					(1,405)		(124)
Stock-based compensation expense		127
Shares issued for stock options		197		313
Shares issued for restricted stock awards		(34)		34
Treasury stock acquired				(1,399)
Other		3	2	6	(10)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)	$303

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2017	2016	2015
Operating Activities
Net income including noncontrolling interests	$2,174	$2,586	$1,548
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	475	443	449
Restructuring and termination benefits, net of cash	91	(9)	69
Venezuela remeasurement charges	—	—	34
Stock-based compensation expense	127	123	125
Gain on sale of land in Mexico	—	(97)	—
Gain on sale of South Pacific laundry detergent business	—	—	(187)
Charge for Venezuela accounting change	—	—	1,084
Charge for U.S. tax reform	275	—	—
Deferred income taxes	108	56	(51)
Voluntary benefit plan contributions	(81)	(53)	—
Cash effects of changes in:
Receivables	(15)	(17)	(75)
Inventories	(8)	(4)	(13)
Accounts payable and other accruals	(96)	100	(67)
Other non-current assets and liabilities	4	13	33
Net cash provided by operations	3,054	3,141	2,949
Investing Activities
Capital expenditures	(553)	(593)	(691)
Sale of property and non-core product lines	44	—	9
Purchases of marketable securities and investments	(347)	(336)	(742)
Proceeds from sale of marketable securities and investments	391	378	599
Proceeds from sale of land in Mexico	—	60	—
Proceeds from sale of South Pacific laundry detergent business	—	—	221
Payment for acquisitions, net of cash acquired	—	(5)	(13)
Reduction in cash due to Venezuela accounting change	—	—	(75)
Other	(6)	(3)	7
Net cash used in investing activities	(471)	(499)	(685)
Financing Activities
Principal payments on debt	(4,808)	(7,274)	(9,181)
Proceeds from issuance of debt	4,779	7,438	9,602
Dividends paid	(1,529)	(1,508)	(1,493)
Purchases of treasury shares	(1,399)	(1,335)	(1,551)
Proceeds from exercise of stock options	507	446	347
Net cash used in financing activities	(2,450)	(2,233)	(2,276)
Effect of exchange rate changes on Cash and cash equivalents	87	(64)	(107)
Net (decrease) increase in Cash and cash equivalents	220	345	(119)
Cash and cash equivalents at beginning of year	1,315	970	1,089
Cash and cash equivalents at end of year	$1,535	$1,315	$970
Supplemental Cash Flow Information
Income taxes paid	$1,037	$932	$1,259
Interest paid	$150	$162	$131

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, laundry and dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to retail and wholesale customers and distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers and veterinarians. Many of the products from both product segments are also sold to e-commerce retailers. Principal global and regional trademarks include Colgate, Palmolive, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sorriso, Kolynos, elmex, Tom’s of Maine, Sanex, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet, Hill’s Prescription Diet and Hill’s Ideal Balance.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2017	2016	2015
Oral Care	48%	47%	47%
Personal Care	19%	20%	20%
Home Care	18%	18%	19%
Pet Nutrition	15%	15%	14%
Total	100%	100%	100%

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2017 and 2016, equity method investments included in Other assets in the Consolidated Balance Sheets were $42 and $38, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method. Effective December 31, 2015, the Company concluded it no longer met the accounting criteria for consolidation of its Venezuelan subsidiary (“CP Venezuela”) and began accounting for CP Venezuela using the cost method of accounting. As a result, effective December 31, 2015, CP Venezuela’s net assets and operating results are no longer included in the Company’s Consolidated Financial Statements. See Note 14, Venezuela for further information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves, the provisional charge in 2017 related to U.S. tax reform (see Note 11, Income Taxes) and, prior to the deconsolidation of the Company’s Venezuelan operations, the selection of the exchange rate used to remeasure the financial statements of CP Venezuela (see Note 14, Venezuela). Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,183, $1,140 and $1,235 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Inventories

The cost of approximately 75% of inventories is determined using the first-in, first-out (“FIFO”) method, which is stated at the lower of cost or net realizable value. The cost of all other inventories, in the U.S. and Mexico, is determined using the last-in, first-out (“LIFO”) method, which is stated at the lower of cost or market.

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

For subsidiaries operating in highly inflationary environments, local currency-denominated non-monetary assets, including inventories, goodwill and property, plant and equipment, are remeasured at their historical exchange rates, while local currency-denominated monetary assets and liabilities are remeasured at year-end exchange rates. Remeasurement adjustments for these operations are included in Net income attributable to Colgate-Palmolive Company. Prior to the deconsolidation of the Company’s Venezuelan operations in 2015, CP Venezuela was designated as hyper-inflationary and the functional currency for CP Venezuela was the U.S. dollar. See Note 14, Venezuela for further information. Currently, none of the Company’s subsidiaries operate in highly inflationary environments.

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

On May 10, 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

On March 10, 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. Other components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. The new guidance was effective for the Company beginning on January 1, 2018. Had the standard been effective for the year ended December 31, 2017, full year Operating profit would have increased by approximately $120 with no impact on Net income attributable to Colgate-Palmolive Company. The Company anticipates that, as a result of the reclassification, full year Operating profit will increase in future periods by approximately $100 annually with no impact on Net income attributable to Colgate-Palmolive Company.

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

On January 5, 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory,” which eliminates the requirement to defer recognition of income taxes on intra-entity asset transfers until the asset is sold to an outside party. The new guidance requires the recognition of current and deferred income taxes on intra-entity transfers of assets other than inventory, such as intellectual property and property, plant and equipment, when the transfer occurs. As permitted, the Company early-adopted the new standard on a “modified retrospective” basis, meaning the standard was applied only to the most recent period presented in the financial statements, as of January 1, 2017. This new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on January 1, 2018. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amended accounting for income taxes related to stock-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance was effective for the Company beginning on January 1, 2017. As required subsequent to the adoption of this new guidance, the Company recognized excess tax benefits of $47 (resulting from an increase in the fair value of an award from grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the year ended December 31, 2017. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits from stock-based compensation recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits were recognized in equity. As permitted, the Company elected to classify these excess tax benefits from stock-based compensation as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retrospectively adjust prior periods. Also, as permitted by the new standard, the Company elected to account for forfeitures as they occur.

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

On January 5, 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard was effective for the Company beginning on January 1, 2018 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

On May 28, 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. Although the new standard resulted in changes to the Company’s revenue recognition accounting policy commencing on January 1, 2018, the Company does not expect it will have a material impact in future periods on its Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Acquisitions

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc., professional skin care businesses, for aggregate cash consideration of approximately $730.

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

Sale of Laundry Detergent Business in the South Pacific

In August 2015, the Company completed the sale of its laundry detergent business in the South Pacific to Henkel AG & Co. KGaA for an aggregate purchase price of approximately 310 Australian dollars ($221) and recorded a pretax gain of $187 ($120 aftertax or $0.13 per diluted share) in Other (income) expense, net. The gain is net of charges related to the right-sizing of the Company’s South Pacific business, asset write-offs related to the divested laundry detergent business and other costs related to the sale. The funds from the sale were reinvested to expand the Global Growth and Efficiency Program (see Note 4, Restructuring and Related Implementation Changes).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

4.    Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (the “Global Growth and Efficiency Program”) for sustained growth. The program was expanded in 2014 and expanded and extended in 2015. Building on the Company’s successful implementation of the program, on October 26, 2017, the Board approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

Initiatives under the Global Growth and Efficiency Program continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

Including the most recent expansion, cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax). The Company anticipates that pretax charges for 2018 will approximate $100 to $175 ($75 to $125 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

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

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2017, 2016 and 2015, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2017	2016	2015
Cost of sales	$75	$46	$20
Selling, general and administrative expenses	89	77	64
Other (income) expense, net	169	105	170
Total Global Growth and Efficiency Program charges, pretax	$333	$228	$254

Total Global Growth and Efficiency Program charges, aftertax	$246	$168	$183

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2017	2016	2015	Accumulated Charges
North America	23%	35%	21%	18%
Latin America	2%	5%	3%	3%
Europe	21%	12%	14%	22%
Asia Pacific	5%	4%	4%	3%
Africa/Eurasia	3%	14%	5%	6%
Hill’s Pet Nutrition	6%	7%	5%	7%
Corporate	40%	23%	48%	41%
Total	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,561 ($1,153 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2017
Employee-Related Costs	$628
Incremental Depreciation	90
Asset Impairments	36
Other	807
Total	$1,561

The majority of costs incurred since inception relate to the following projects: the implementation of the Company’s overall hubbing strategy; the extension of shared business services and streamlining of global functions; the consolidation of facilities; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the implementation of a Corporate efficiencies program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2015	$85	$—	$—	$107	$192
Charges	109	20	5	120	254
Cash payments	(85)	—	—	(94)	(179)
Charges against assets	(17)	(20)	(5)	—	(42)
Foreign exchange	(8)	—	—	(2)	(10)
Other	—	—	—	—	—
Balance at December 31, 2015	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $21, $4 and $17 for the years ended December 31, 2017, 2016 and 2015, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2017, 2016 and 2015 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $145, $116 and $65, respectively, and contract termination costs and charges resulting directly from exit activities of $6, $21 and $8, respectively. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2017, 2016 and 2015 are other exit costs of $0, $1 and $47, respectively, related to the consolidation of facilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2017 and 2016 by segment was as follows:

	2017	2016
Oral, Personal and Home Care
North America	$343	$336
Latin America	256	260
Europe	1,333	1,233
Asia Pacific	190	187
Africa/Eurasia	81	76
Total Oral, Personal and Home Care	2,203	2,092
Pet Nutrition	15	15
Total Goodwill	$2,218	$2,107

The change in the amount of Goodwill in each year is primarily due to the impact of foreign currency translation.

Other intangible assets as of December 31, 2017 and 2016 were comprised of the following:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$547	$(337)	$210	$539	$(317)	$222
Other finite life intangible assets	249	(103)	146	231	(78)	153
Indefinite life intangible assets	985	—	985	938	—	938
Total Other intangible assets	$1,781	$(440)	$1,341	$1,708	$(395)	$1,313

The changes in the net carrying amounts of Other intangible assets during 2017, 2016 and 2015 were primarily due to amortization expense of $35, $33 and $33, respectively, as well as the impact of foreign currency translation. Annual estimated amortization expense for each of the next five years is expected to be approximately $35.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2017	2016
Notes	2.0%	2018	-	2078	$6,542	$6,225
Commercial paper	1.5%	2018			24	295
					6,566	6,520
Less: Current portion of long-term debt					—	—
Total					$6,566	$6,520

The weighted-average interest rate on short-term borrowings of $11 in 2017 and $13 in 2016 included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2017 and 2016 was 2.8% and 1.6%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2017, were as follows:

Years Ended December 31,
2018	$—
2019	1,097
2020	248
2021	298
2022	889
Thereafter	3,311

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the fourth quarter of 2017, the Company issued $400 of five-year notes at a fixed rate of 2.25%. During the third quarter of 2017, the Company issued $500 of thirty-year notes at a fixed rate of 3.70%. The debt issuances in 2017 were under the Company’s shelf registration statement. Proceeds from the debt issuances in 2017 were used for general corporate purposes which included the retirement of commercial paper borrowings.

At December 31, 2017, the Company had access to unused domestic and foreign lines of credit of $2,949 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2011, the Company entered into a five-year revolving credit facility with a capacity of $1,850 with a syndicate of banks. This facility was extended for an additional year in 2012 and again in 2013. In 2014, the Company entered into an amendment of this facility whereby the facility was extended for an additional year to November 2019 and the capacity of the facility was increased to $2,370. In 2016, the facility was extended for an additional year to November 2020. The Company also has the ability to draw $165 from a revolving credit facility that expires in November 2018. Commitment fees related to the credit facilities are not material.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2017 and December 31, 2016:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/17	12/31/16		12/31/17	12/31/16
Interest rate swap contracts	Other current assets	$—	$1	Other accruals	$—	$—
Interest rate swap contracts	Other assets	—	1	Other liabilities	7	—
Foreign currency contracts	Other current assets	25	29	Other accruals	20	4
Foreign currency contracts	Other assets	—	5	Other liabilities	46	—
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$25	$36		$73	$4

Derivatives not designated
Foreign currency contracts	Other assets	—	—	Other liabilities	—	—
Total not designated		$—	$—		$—	$—

Total derivative instruments		$25	$36		$73	$4

Other financial instruments
Marketable securities	Other current assets	$14	$23
Total other financial instruments		$14	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2017 and 2016. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2017 and 2016, was $6,799 and $6,717, respectively, and the related carrying value was $6,566 and $6,520, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during each period presented was as follows:

	2017			2016
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$1,231	$1,000	$2,231	$204	$1,250	$1,454
Gain (loss) on derivatives	(7)	(9)	(16)	5	(5)	—
Gain (loss) on hedged items	7	9	16	(5)	5	—

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during each period presented was as follows:

	2017			2016
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$702	$—	$702	$643	$7	$650
Gain (loss) recognized in OCI	(25)	—	(25)	12	(1)	11
Gain (loss) reclassified into Cost of sales	(3)	—	(3)	4	—	4

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

Activity related to net investment hedges recorded during each period presented was as follows:

	2017			2016
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$478	$601	$1,079	$498	$1,118	$1,616
Gain (loss) on instruments	(71)	(112)	(183)	22	35	57
Gain (loss) on hedged items	71	112	183	(25)	(35)	(60)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedging instruments include foreign currency contracts for which the gain or loss on the instrument is recognized in Other (income) expense, net for the twelve months ended December 31, 2017. During the second quarter of 2017, the Company de-designated foreign currency forward contracts previously designated as net investment hedges and entered into new derivative instruments with offsetting terms. Gains or losses on these de-designated derivatives were substantially offset by gains and losses on the new derivative instruments.

Derivatives not designated as hedging instruments consisted of a cross-currency swap that served as an economic hedge of a foreign currency deposit, for which the gain or loss on the instrument and the offsetting gain or loss on the hedged item was recognized in Other (income) expense, net for the twelve months ended December 31, 2016.

Activity related to these contracts during each period presented was as follows:

	2017	2016
	Foreign Currency Contracts	Foreign Currency Contracts
Notional Value at December 31,	$3	$4
Gain (loss) on instruments	—	5
Gain (loss) on hedged items	—	(5)

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Included in Other current assets at December 31, 2017 are marketable securities, which consist of bank deposits of $14 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $4 classified as held-to-maturity and carried at amortized cost.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked devaluation-protected bonds and Argentinian peso-denominated bonds issued by the Argentinian government. As of December 31, 2017 and 2016, the amortized cost of these bonds was $4 and $52, respectively, and their approximate fair value was $4 and $64, respectively (Level 2 valuation).

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On February 19, 2015, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under a share repurchase program (the “2015 Program”), which replaced a previously authorized share repurchase program. The Company commenced repurchase of shares of the Company’s common stock under the 2015 Program beginning February 19, 2015. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,399 during 2017 under the 2015 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2015	906,712,145	558,994,215

Common stock acquired	(22,802,784)	22,802,784
Shares issued for stock options	7,394,839	(7,394,839)
Shares issued for restricted stock units and other	1,434,318	(1,434,318)
Balance, December 31, 2015	892,738,518	572,967,842

Common stock acquired	(19,271,304)	19,271,304
Shares issued for stock options	8,536,639	(8,536,639)
Shares issued for restricted stock units and other	1,105,110	(1,105,110)
Balance, December 31, 2016	883,108,963	582,597,397

Common stock acquired	(19,185,828)	19,185,828
Shares issued for stock options	9,670,988	(9,670,988)
Shares issued for restricted stock units and other	1,106,995	(1,106,995)
Balance, December 31, 2017	874,701,118	591,005,242

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $127, $123 and $125 for the years ended December 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized on stock-based compensation was approximately $42, $40 and $39 for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2017, 2016 and 2015 was $8.37, $8.10 and $7.25, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2017	2016	2015
Expected term of options	4.5 years	4.5 years	4.5 years
Expected volatility rate	16.0%	16.7%	17.6%
Risk-free interest rate	1.8%	1.2%	1.5%
Expected dividend yield	2.2%	2.1%	2.5%

The weighted-average expected term of options granted each year was determined with reference to historical exercise and post-vesting cancellation experience, the vesting period of the awards and the contractual term of the awards, among other factors. Expected volatility incorporates implied share-price volatility derived from exchange traded options on the Company’s common stock. The risk-free interest rate for the expected term of the option is based on the yield of a zero-coupon U.S. Treasury bond with a maturity period equal to the option’s expected term.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Restricted Stock Units

The Company grants restricted stock unit awards to officers and other employees, including long-term incentive awards. Under the Company’s long-term incentive plan, awards are granted following a three-year performance period. Awards vest at the end of the restriction period, which is generally three years from the date of grant. As of December 31, 2017, approximately 9,870,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2017 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2017	2,945	$66
Activity:
Granted	916	74
Vested	(1,057)	62
Forfeited	(74)	67
Restricted stock units as of December 31, 2017	2,730	$70

As of December 31, 2017, there was $52 of total unrecognized compensation expense related to unvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $66, $61 and $70, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2017, 20,997,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2017 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2017	43,692	$61
Granted	7,798	73
Exercised	(10,118)	53
Forfeited or expired	(393)	68
Options outstanding, December 31, 2017	40,979	65	4	$420
Options exercisable, December 31, 2017	25,349	$62	3	$351

As of December 31, 2017, there was $45 of total unrecognized compensation expense related to unvested options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $201, $221 and $200, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2017, 2016 and 2015 were $47, $59 and $55, respectively. Through December 31, 2016 these amounts were recognized in equity and were reported as a financing cash flow. Effective January 1, 2017, as a result of the required adoption of ASU No. 2016-09, excess tax benefits from stock-based compensation have been recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2017, 2016 and 2015 were $507, $386 and $299, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2017 and 2016, there were 18,400,412 and 21,082,162 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2017, the ESOP had outstanding borrowings from the Company of $5, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2017, 14,809,986 shares of common stock had been released and allocated to participant accounts and 3,590,426 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2017, 2016 and 2015.

The Company paid dividends on the shares held by the ESOP of $32 in 2017, $35 in 2016 and $38 in 2015. The Company contributed to the ESOP $0 in 2017, 2016 and 2015.

10.    Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and certain of its U.S. and overseas subsidiaries maintain defined benefit retirement plans. Benefits under these plans are based primarily on years of service and employees’ earnings.

In the U.S., effective January 1, 2014, the Company provides virtually all future retirement benefits through the Company’s defined contribution plan. As a result, service after December 31, 2013 is not considered for participants in the Company’s principal U.S. defined benefit retirement plan. Participants in the Company’s principal U.S. defined benefit retirement plan whose retirement benefit was determined under the cash balance formula continue to earn interest credits on their vested balances as of December 31, 2013 but no longer receive pay credits. Participants whose retirement benefit was determined under the final average earnings formula or career average earnings formula continue to have their accrued benefit adjusted for pay increases until termination of employment.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In the Company’s principal U.S. plans and certain funded overseas plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	27%	39%
Fixed income securities	53%	41%
Real estate and other investments	20%	20%
Total	100%	100%

At December 31, 2017 the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$21	$11	$—
U.S. common stocks	Level 1	127	4	—
International common stocks	Level 1	—	3	—
Pooled funds(1)	Level 1	138	94	—
Fixed income securities(2)	Level 2	843	24	—
Guaranteed investment contracts(3)	Level 2	1	53	—
		1,130	189	—
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		350	189	—
Fixed income funds(5)		122	167	—
Hedge funds(6)		82	5	—
Multi-Asset funds(7)		115	3	—
Real estate funds(8)		38	22	—
		707	386	—

Other assets and liabilities, net(9)		(25)	—	—
Total Investments		$1,812	$575	$—

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

(2)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of December 31, 2017 and 2016, approximately 50% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Equity securities in the U.S. plans include investments in the Company’s common stock representing 7% of U.S. plan assets at December 31, 2017 and December 31, 2016. No shares of the Company’s common stock were purchased or sold by the U.S. plans in 2017 or 2016. The plans received dividends on the Company’s common stock of $3 in 2017 and 2016.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2017	2016	2017	2016	2017	2016
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,298	$2,201	$800	$802	$923	$862
Service cost	1	1	16	16	13	13
Interest cost	94	105	22	25	40	43
Participants’ contributions	—	—	2	2	—	—
Acquisitions/plan amendments	—	—	(6)	1	—	—
Actuarial loss (gain)	110	129	(11)	76	21	39
Foreign exchange impact	—	—	72	(47)	3	1
Termination benefits (1)	24	3	—	—	(3)	1
Curtailments and settlements	—	—	(11)	(37)	—	—
Benefit payments	(164)	(141)	(36)	(36)	(37)	(36)
Other	—	—	(1)	(2)	—	—
Benefit obligations at end of year	$2,363	$2,298	$847	$800	$960	$923
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,646	$1,624	$509	$520	$—	$14
Actual return on plan assets	225	88	42	46	—	1
Company contributions	105	75	30	54	37	21
Participants’ contributions	—	—	2	2	—	—
Foreign exchange impact	—	—	40	(43)	—	—
Settlements and acquisitions	—	—	(11)	(33)	—	—
Benefit payments	(164)	(141)	(36)	(36)	(37)	(36)
Other	—	—	(1)	(1)	—	—
Fair value of plan assets at end of year	$1,812	$1,646	$575	$509	$—	$—
Funded Status
Benefit obligations at end of year	$2,363	$2,298	$847	$800	$960	$923
Fair value of plan assets at end of year	1,812	1,646	575	509	—	—
Net amount recognized	$(551)	$(652)	$(272)	$(291)	$(960)	$(923)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$22	$8	$—	$—
Current liabilities	(24)	(24)	(13)	(12)	(44)	(44)
Noncurrent liabilities	(527)	(628)	(281)	(287)	(916)	(879)
Net amount recognized	$(551)	$(652)	$(272)	$(291)	$(960)	$(923)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$911	$962	$209	$254	$338	$330
Transition/prior service cost	1	2	1	5	(1)	(2)
	$912	$964	$210	$259	$337	$328
Accumulated benefit obligation	$2,293	$2,230	$787	$739	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2017	2016	2017	2016	2017	2016
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	3.73%	4.27%	2.53%	2.59%	3.80%	4.41%
Long-term rate of return on plan assets	6.60%	6.80%	4.04%	4.14%	6.60%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	2.79%	2.58%	3.50%	—%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.33%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2017 and 2016 pursuant to the Global Growth and Efficiency Program.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2017 for the U.S. plans was 6.60%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 14%, 8%, 6%, 8%, and 8%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2017 weighted-average rate of return of 4.04%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2018 to 4.75% by 2023, remaining at 4.75% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$123	$(100)
Total of service and interest cost components	9	(7)

Expected mortality is a key assumption in the measurement of pension and other postretirement benefit obligations. For the Company’s U.S. plans, this assumption was updated as of December 31, 2016 in order to reflect the Society of Actuaries’ updated mortality improvement scale published in October 2016. This resulted in a decrease of 1% and 2% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively. This assumption was previously updated for the Company’s U.S. plans as of December 31, 2015 in order to reflect the Society of Actuaries’ mortality tables and mortality improvement scale published in October 2015 which resulted in a decrease of 1% and 2% to the benefit obligations for the Company’s U.S. pension plans and other postretirement benefits, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2017	2016
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,834	$2,973
Fair value of plan assets	1,992	2,024

Accumulated benefit obligation	2,641	2,840
Fair value of plan assets	1,905	2,003

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$16	$16	$20	$13	$13	$14
Interest cost	94	105	100	22	25	28	40	43	44
Annual ESOP allocation	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(111)	(109)	(117)	(22)	(23)	(28)	—	(1)	(2)
Amortization of transition and prior service costs (credits)	—	—	—	—	—	2	—	—	—
Amortization of actuarial loss	48	41	44	10	8	11	13	14	25
Net periodic benefit cost	$32	$38	$29	$26	$26	$33	$66	$69	$81
Other postretirement charges	24	3	16	4	11	(1)	(3)	1	1
Total pension cost	$56	$41	$45	$30	$37	$32	$63	$70	$82
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.27%	4.93%	4.24%	2.59%	3.17%	3.06%	4.41%	4.97%	4.36%
Long-term rate of return on plan assets	6.80%	6.80%	6.80%	4.14%	4.62%	5.05%	6.80%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.58%	2.78%	2.83%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.33%	6.67%	7.00%

Other postretirement charges in 2017, 2016 and 2015 include pension and other benefit enhancements amounting to $21, $4 and $17 respectively, incurred pursuant to the Global Growth and Efficiency Program. Other postretirement charges in 2017 and 2016 also includes charges of $4 and $11, respectively, in part due to retirements under the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The Company made voluntary contributions of $81, $53 and $0 in 2017, 2016 and 2015, respectively, to its U.S. retirement plans.

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Plans	Other Retiree Benefit Plans
Net actuarial loss	$54	$17
Net transition and prior service cost	—	—

Expected Contributions and Benefit Payments

Management’s best estimate of voluntary contributions the Company will make to its U.S. postretirement plans for the year ending December 31, 2018 is approximately $75. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2018 from the Company’s assets are estimated to be approximately $82. Total benefit payments expected to be paid to participants from plan assets, or directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2018	$137	$37	$45	$219
2019	141	35	46	222
2020	144	37	46	227
2021	143	38	47	228
2022	151	39	48	238
2023-2027	737	222	250	1,209

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2017	2016	2015
United States	$1,072	$1,191	$1,118
International	2,415	2,547	1,645
Total Income before income taxes	$3,487	$3,738	$2,763

The Provision for income taxes consists of the following for the years ended December 31:

	2017	2016	2015
United States	$338	$395	$376
International	975	757	839
Total Provision for income taxes	$1,313	$1,152	$1,215

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2017	2016	2015
Goodwill and intangible assets	$135	$18	$3
Property, plant and equipment	84	(3)	(25)
Pension and other retiree benefits	(192)	—	36
Stock-based compensation	(28)	15	11
Tax loss and tax credit carryforwards	(4)	5	(4)
Other, net	(103)	(106)	98
Total deferred tax benefit (provision)	$(108)	$(71)	$119

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2017	2016	2015
Tax at United States statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	0.5	1.0
Earnings taxed at other than United States statutory rate	(3.4)	(2.7)	(3.6)
Charge for U.S. tax reform(1)	7.9	—	—
Excess tax benefits from stock-based compensation(2)	(1.4)	—	—
(Benefit) charge for foreign tax matters(3)	—	(0.8)	0.5
(Benefit) from Venezuela remeasurement(4)	—	(5.6)	—
Tax charge on incremental repatriation of foreign earnings(4)	—	5.6	—
Venezuela deconsolidation(5)	—	—	12.8
Other, net	(0.9)	(1.2)	(1.7)
Effective tax rate	37.7%	30.8%	44.0%
_________

(1)
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) was enacted which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. In accordance with ASC 740, Income Taxes, and Staff Accounting Bulletin 118, the Company recognized a provisional charge in the fourth quarter of 2017 of $275 related to the TCJA based on its initial analysis using available information and estimates. The provisional charge is comprised of $451 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $20 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate, which are offset by $196 of income taxes which had been previously provided for planned repatriations of undistributed earnings of foreign subsidiaries. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the Securities and Exchange Commission (“SEC”) or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the TCJA that impact future tax years are still being assessed.

(2)
As a result of adopting ASU No. 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017, the Company recognized excess tax benefits from stock-based compensation of $47 (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the year ended December 31, 2017. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits from stock-based compensation recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits from stock-based compensation were recognized in equity. See Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements for additional information.

(3)
The benefit from a tax matter in 2016 relates to several Supreme Court and Administrative Court rulings in a foreign jurisdiction allowing certain tax deductions which had the effect of reversing prior decisions. The charge for a tax matter in 2015 relates to several Supreme Court rulings in a foreign jurisdiction disallowing certain tax deductions which had the effect of reversing prior decisions.

(4)
The effective tax rate in 2016 included a $210 U.S. income tax benefit recognized in the first quarter of 2016 principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. Although, effective December 31, 2015, the operating results of CP Venezuela are no longer included in the Company’s Consolidated Financial Statements, under current tax rules, the Company is required to continue including CP Venezuela’s results in its consolidated U.S. federal income tax return. In order to fully utilize the above mentioned $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016.

(5)	See Note 14, Venezuela.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2017	2016
Deferred tax liabilities:
Goodwill and intangible assets	$(311)	$(451)
Property, plant and equipment	(306)	(380)
Other	(182)	(202)
	(799)	(1,033)
Deferred tax assets:
Pension and other retiree benefits	375	599
Tax loss and tax credit carryforwards	39	34
Accrued liabilities	197	246
Stock-based compensation	90	127
Other	82	82
	783	1,088
Net deferred income taxes	$(16)	$55

	2017	2016
Deferred taxes included within:
Assets:
Deferred income taxes	$188	$301
Liabilities:
Deferred income taxes	(204)	(246)
Net deferred income taxes	$(16)	$55

In addition, net tax benefit of $37 in 2017, net tax benefit of $85 in 2016, and net tax expense of $78 in 2015 were recorded directly through equity. The net tax benefit in 2017 predominantly includes current and future tax impacts related to benefit plans. The amounts in 2016 and 2015 include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2017, 2016 and 2015 is summarized below:

	2017	2016	2015
Unrecognized tax benefits:
Balance, January 1	$201	$186	$218
Increases as a result of tax positions taken during the current year	13	9	20
Decreases of tax positions taken during prior years	(9)	(45)	(25)
Increases of tax positions taken during prior years	15	71	61
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(15)	(18)	(79)
Effect of foreign currency rate movements	9	(2)	(9)
Balance, December 31	$214	$201	$186

If all of the unrecognized tax benefits for 2017 above were recognized, approximately $205 would impact the effective tax rate and would result in a cash outflow of approximately $185. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $11, $2 and $2 of interest expense related to the above unrecognized tax benefits within income tax expense in 2017, 2016 and 2015, respectively. The Company had accrued interest of approximately $28, $17 and $16 as of December 31, 2017, 2016 and 2015, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

For the years ended December 31, 2017, 2016 and 2015, earnings per share were as follows:

	2017			2016			2015
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,024	881.8	$2.30	$2,441	891.8	$2.74	$1,384	902.2	$1.53
Stock options and restricted stock units		6.0			6.6			7.5
Diluted EPS	$2,024	887.8	$2.28	$2,441	898.4	$2.72	$1,384	909.7	$1.52

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

As of December 31, 2017, 2016 and 2015, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 11,056,725, 3,187,485 and 3,228,359, respectively. As of December 31, 2017, 2016 and 2015, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 91, 2,693 and 120, respectively.

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $188 in 2018, $163 in 2019, $143 in 2020, $106 in 2021, $93 in 2022 and $44 thereafter. Rental expense amounted to $211 in 2017, $204 in 2016 and $214 in 2015. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $467 at December 31, 2017.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, privacy, environmental and tax matters, and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $165. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $74, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this filing, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of December 31, 2017 is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company is appealing the decision to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2017, there were 193 individual cases pending against the Company in state and federal courts throughout the United States as compared to 115 cases as of December 31, 2016. During the year ended December 31, 2017, 132 new cases were filed and 54 cases were resolved by voluntary dismissal, appeal in the Company’s favor or settlement. The value of settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals in the United States District Court for the Southern District of New York. This action has been certified as a class action. The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. The Company is contesting this action vigorously. Since the amount of any potential loss from this case currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to the case.

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

Prior to the change in accounting, CP Venezuela’s functional currency was the U.S. dollar since Venezuela had been designated hyper-inflationary and, as such, Venezuelan currency fluctuations were reported in income. The Company remeasured the financial statements of CP Venezuela at the end of each month at the rate at which it expected to remit future dividends which, based on the advice of legal counsel, was the SICAD rate (formerly known as the SICAD I rate). During the year ended December 31, 2015, the Company incurred pretax losses of $34 ($22 aftertax or $0.02 per diluted common share) related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets at the quarter-end SICAD rate for the second and third quarters of 2015. The SICAD rate did not revalue during the fourth quarter of 2015 and was 13.50 bolivares per dollar as of December 31, 2015.

Included in the remeasurement losses during 2015 were charges related to the devaluation-protected bonds issued by the Venezuelan government and held by CP Venezuela. Because the official exchange rate remained at 6.30 bolivares per dollar, the devaluation-protected bonds did not revalue at the SICAD rate but remained at the official exchange rate, resulting in an impairment in the fair value of the bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart Stores, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2017. No other customer represents more than 10% of Net sales.

In 2017, Corporate Operating profit (loss) includes charges of $333 resulting from the Global Growth and Efficiency Program. In 2016, Corporate Operating profit (loss) includes charges of $228 resulting from the Global Growth and Efficiency Program and $17 for a litigation matter and a gain of $97 on the sale of land in Mexico. In 2015, Corporate Operating profit (loss) included charges of $1,084 related to the deconsolidation of the Company’s Venezuelan operations, $254 related to the Global Growth and Efficiency Program, $34 related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations and $14 for a litigation matter and a gain of $187 on the sale of the Company’s laundry detergent business in the South Pacific.

	2017	2016	2015
Net sales
Oral, Personal and Home Care
North America(1)	$3,117	$3,183	$3,149
Latin America	3,887	3,650	4,327
Europe	2,394	2,342	2,411
Asia Pacific	2,781	2,796	2,937
Africa/Eurasia	983	960	998
Total Oral, Personal and Home Care	13,162	12,931	13,822
Pet Nutrition(2)	2,292	2,264	2,212
Total Net sales	$15,454	$15,195	$16,034
_________

(1)	Net sales in the U.S. for Oral, Personal and Home Care were $2,865, $2,932 and $2,896 in 2017, 2016 and 2015, respectively.

(2)	Net sales in the U.S. for Pet Nutrition were $1,246, $1,243 and $1,223 in 2017, 2016 and 2015, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2017	2016	2015
Operating profit
Oral, Personal and Home Care
North America	$986	$1,030	$974
Latin America	1,162	1,132	1,209
Europe	599	579	615
Asia Pacific	841	887	888
Africa/Eurasia	179	186	178
Total Oral, Personal and Home Care	3,767	3,814	3,864
Pet Nutrition	653	653	612
Corporate	(831)	(630)	(1,687)
Total Operating profit	$3,589	$3,837	$2,789

	2017	2016	2015
Capital expenditures
Oral, Personal and Home Care
North America	$74	$151	$207
Latin America	127	94	110
Europe	63	51	40
Asia Pacific	125	120	121
Africa/Eurasia	13	17	12
Total Oral, Personal and Home Care	402	433	490
Pet Nutrition	33	38	34
Corporate	118	122	167
Total Capital expenditures	$553	$593	$691

	2017	2016	2015
Depreciation and amortization
Oral, Personal and Home Care
North America	$58	$54	$47
Latin America	82	76	88
Europe	74	64	67
Asia Pacific	101	96	99
Africa/Eurasia	8	7	8
Total Oral, Personal and Home Care	323	297	309
Pet Nutrition	53	53	52
Corporate	99	93	88
Total Depreciation and amortization	$475	$443	$449

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2017	2016	2015
Identifiable assets
Oral, Personal and Home Care
North America	$2,608	$2,685	$2,622
Latin America	2,423	2,314	2,314
Europe	3,781	3,554	3,308
Asia Pacific	2,244	2,006	2,031
Africa/Eurasia	544	499	476
Total Oral, Personal and Home Care	11,600	11,058	10,751
Pet Nutrition	1,026	1,009	1,006
Corporate(1)	50	56	178
Total Identifiable assets(2)	$12,676	$12,123	$11,935
____________

(1)
In 2017, Corporate identifiable assets primarily consist of derivative instruments (5%) and investments in equity securities (86%). In 2016, Corporate identifiable assets primarily consist of derivative instruments (24%) and investments in equity securities (68%). In 2015, Corporate identifiable assets primarily consist of derivative instruments (76%) and investments in equity securities (23%).

(2)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $7,908, $7,642 and $7,420 in 2017, 2016 and 2015, respectively.

16.    Supplemental Income Statement Information

Other (income) expense, net	2017	2016	2015
Global Growth and Efficiency Program	$169	$105	$170
Amortization of intangible assets	35	33	33
Gain on sale of land in Mexico	—	(97)	—
Charges for litigation matters	—	17	14
Venezuela remeasurement charges	—	—	34
Gain on sale of South Pacific laundry detergent business	—	—	(187)
Equity income	(11)	(10)	(8)
Other, net	1	(11)	6
Total Other (income) expense, net	$194	$37	$62

Interest (income) expense, net	2017	2016	2015
Interest incurred	$156	$155	$139
Interest capitalized	(3)	(6)	(6)
Interest income	(51)	(50)	(107)
Total Interest (income) expense, net	$102	$99	$26

	2017	2016	2015
Research and development	$285	$289	$274
Advertising	$1,573	$1,428	$1,491

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2017	2016
Raw materials and supplies	$267	$266
Work-in-process	42	42
Finished goods	912	863
Total Inventories	$1,221	$1,171

Inventories valued under LIFO amounted to $289 and $278 at December 31, 2017 and 2016, respectively. The excess of current cost over LIFO cost at the end of each year was $63 and $30, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2017, 2016 and 2015.

Property, plant and equipment, net	2017	2016
Land	$159	$147
Buildings	1,655	1,544
Manufacturing machinery and equipment	5,165	4,971
Other equipment	1,481	1,280
	8,460	7,942
Accumulated depreciation	(4,388)	(4,102)
Total Property, plant and equipment, net	$4,072	$3,840

Other accruals	2017	2016
Accrued advertising and coupon redemption	$510	$491
Accrued payroll and employee benefits	325	309
Accrued taxes other than income taxes	123	112
Restructuring accrual	181	112
Pension and other retiree benefits	81	80
Accrued interest	34	29
Derivatives	20	4
Other	557	590
Total Other accruals	$1,831	$1,727

Other liabilities	2017	2016
Pension and other retiree benefits	$1,724	$1,794
Restructuring accrual	53	69
Other	478	172
Total Other liabilities	$2,255	$2,035

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2017		2016		2015
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$218	$285	$(97)	$(125)	$(721)	$(745)
Reclassification due to Venezuela deconsolidation(1)	—	—	—	—	111	111
Cumulative translation adjustments	218	285	(97)	(125)	(610)	(634)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	21	9	(231)	(152)	182	115
Amortization of net actuarial loss, transition and prior service costs(2)	71	45	63	43	82	52
Reclassification due to Venezuela deconsolidation(1)	—	—	—	—	44	29
Retirement Plan and other retiree benefit adjustments	92	54	(168)	(109)	308	196
Available-for-sale securities:
Unrealized gains (losses) on available- for-sale securities(3)	—	—	—	—	(18)	(12)
Reclassification of (gains) losses into net earnings on available- for-sale securities(4)	—	—	(1)	(1)	14	11
Reclassification due to Venezuela deconsolidation(1)	—	—	—	—	(10)	(6)
Gains (losses) on available-for-sale securities	—	—	(1)	(1)	(14)	(7)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(25)	(16)	11	8	18	12
Reclassification of (gains) losses into net earnings on cash flow hedges(5)	3	2	(4)	(3)	(16)	(10)
Gains (losses) on cash flow hedges	(22)	(14)	7	5	2	2
Total Other comprehensive income (loss)	$288	$325	$(259)	$(230)	$(314)	$(443)
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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2017 and 2016, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $923 and $977, respectively, and cumulative foreign currency translation adjustments of $2,927 and $3,212, respectively. Foreign currency translation adjustments in 2017 primarily reflect gains from the Euro. In 2016, foreign currency translation adjustments primarily reflect losses from the Mexican peso and the Euro, partially offset by gains from the Brazilian real.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2017
Net sales	$15,454		$3,762		$3,826		$3,974		$3,892
Gross profit	9,280	(1)	2,269	(3)	2,300	(5)	2,383	(7)	2,328	(9)
Net income including noncontrolling interests	2,174	(2)	611	(4)	560	(6)	650	(8)	353	(10)
Net income attributable to Colgate-Palmolive Company	2,024	(2)	570	(4)	524	(6)	607	(8)	323	(10)
Earnings per common share:
Basic	2.30	(2)	0.64	(4)	0.59	(6)	0.69	(8)	0.37	(10)
Diluted	2.28	(2)	0.64	(4)	0.59	(6)	0.68	(8)	0.37	(10)

2016
Net sales	$15,195		$3,762		$3,845		$3,867		$3,721
Gross profit	9,123	(11)	2,248	(13)	2,304	(16)	2,324	(18)	2,247	(20)
Net income including noncontrolling interests	2,586	(12)	574	(14)	638	(17)	746	(19)	628	(21)
Net income attributable to Colgate-Palmolive Company	2,441	(12)	533	(14) (15)	600	(17)	702	(19)	606	(21)
Earnings per common share:
Basic	2.74	(12)	0.60	(14)	0.67	(17)	0.79	(19)	0.68	(21)
Diluted	2.72	(12)	0.59	(14)	0.67	(17)	0.78	(19)	0.68	(21)
____________

Note:
Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)	Gross profit for the full year of 2017 includes $75 of charges related to the Global Growth and Efficiency Program.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2017 include $246 of aftertax charges related to the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.

(3)	Gross profit for the first quarter of 2017 includes $14 of charges related to the Global Growth and Efficiency Program.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2017 include $31 of aftertax charges related to the Global Growth and Efficiency Program.

(5)	Gross profit for the second quarter of 2017 includes $21 of charges related to the Global Growth and Efficiency Program.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2017 include $115 of aftertax charges related to the Global Growth and Efficiency Program.

(7)	Gross profit for the third quarter of 2017 includes $16 of charges related to the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2017 include $39 of aftertax charges related to the Global Growth and Efficiency Program.

(9)	Gross profit for the fourth quarter of 2017 includes $24 of charges related to the Global Growth and Efficiency Program.

(10)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2017 include $61 of aftertax charges related to the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.

(11)	Gross profit for the full year of 2016 includes $46 of charges related to the Global Growth and Efficiency Program.

(12)
Net income including noncontrolling interests for the full year of 2016 includes $169 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2016 include $168 of aftertax charges related to the Global Growth and Efficiency Program, a $63 aftertax gain on the sale of land in Mexico, $11 of aftertax charges for a litigation matter and $35 of benefits from tax matters.

(13)	Gross profit for the first quarter of 2016 includes $8 of charges related to the Global Growth and Efficiency Program.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2016 include $38 of aftertax charges related to the Global Growth and Efficiency Program.

(15)
In the first quarter of 2016, provision for income taxes included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. In order to fully utilize the above mentioned $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210 during the first quarter of 2016. See Note 11, Income Taxes.

(16)	Gross profit for the second quarter of 2016 includes $12 of charges related to the Global Growth and Efficiency Program.

(17)
Net income including noncontrolling interests for the second quarter of 2016 includes $45 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2016 include $44 of aftertax charges related to the Global Growth and Efficiency Program and a $13 benefit from a tax matter.

(18)	Gross profit for the third quarter of 2016 includes $11 of charges related to the Global Growth and Efficiency Program.

(19)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2016 include $32 of aftertax charges related to the Global Growth and Efficiency Program, a $63 aftertax gain on the sale of land in Mexico, a $4 aftertax charge for a litigation matter and $22 of benefits from tax matters.

(20)	Gross profit for the fourth quarter of 2016 includes $15 of charges related to the Global Growth and Efficiency Program.

(21)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2016 include $54 of aftertax charges related to the Global Growth and Efficiency Program and a $7 aftertax charge for a litigation matter.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2017
Allowance for doubtful accounts and estimated returns	$73	$8	$—	$4	$77
Valuation allowance for deferred tax assets	$—	$9	$—	$—	$9

Year Ended December 31, 2016
Allowance for doubtful accounts and estimated returns	$59	$18	$—	$4	$73
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

Year Ended December 31, 2015
Allowance for doubtful accounts and estimated returns	$54	$7	$—	$2	$59
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL. Dividends on the common stock have been paid every year since 1895, and the Company’s regular common stock dividend payments have increased for 55 consecutive years.

Market Price of Common Stock
	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$74.44	$64.53	$70.72	$62.45
June 30	77.23	70.76	73.20	68.96
September 30	73.94	70.78	75.27	70.86
December 31	75.99	69.20	73.62	64.63
Year-end Closing Price	$75.45		$65.44

Dividends Paid Per Common Share

Quarter Ended	2017	2016
March 31	$0.39	$0.38
June 30	0.40	0.39
September 30	0.40	0.39
December 31	0.40	0.39
Total	$1.59	$1.55

COLGATE-PALMOLIVE COMPANY

Market and Dividend Information

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and two peer company indices for the twenty-year, ten-year and five-year periods each ended December 31, 2017. The peer company indices are comprised of consumer products companies that have both domestic and international businesses. For 2017, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V. This index is identified as the “New Peer Group” on the graphs. Last year, the peer company index consisted of Avon Products, Inc., Campbell Soup Company, The Clorox Company, Coca-Cola Company, ConAgra Foods, Inc., Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V. The prior year index is identified as the “Old Peer Group” on the graphs.

These performance graphs do not constitute soliciting material, are not deemed filed with the SEC and are not incorporated by reference in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates these performance graphs by reference therein.

20-Year Stock Price Performance Graph

700
600
500
400
300
200
100
0
DOLLARS
Colgate
New Peer Group
Old Peer Group
S&P 500
1997
1999
2001
2003
2005
2007
2009
2011
2013
2015
2017

	1997	1999	2001	2003	2005	2007	2009	2011	2013	2015	2017
Colgate ■	100	181	165	147	168	249	275	325	481	514	609
S&P 500 ○	100	156	125	125	145	178	141	166	255	294	401
New Peer Group ▲	100	110	111	120	135	182	174	206	283	332	409
Old Peer Group ✳	100	110	112	121	136	184	175	206	282	330	406

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2017		2016		2015		2014		2013		2012		2011		2010		2009	2008
Continuing Operations
Net sales	$15,454		$15,195		$16,034		$17,277		$17,420		$17,085		$16,734		$15,564		$15,327	$15,330
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,024	(1)	2,441	(2)	1,384	(3)	2,180	(4)	2,241	(5)	2,472	(6)	2,431	(7)	2,203	(8)	2,291	1,957	(9)
Earnings per common share, basic	2.30	(1)	2.74	(2)	1.53	(3)	2.38	(4)	2.41	(5)	2.60	(6)	2.49	(7)	2.22	(8)	2.26	1.91	(9)
Earnings per common share, diluted	2.28	(1)	2.72	(2)	1.52	(3)	2.36	(4)	2.38	(5)	2.57	(6)	2.47	(7)	2.16	(8)	2.18	1.83	(9)
Depreciation and amortization expense	475		443		449		442		439		425		421		376		351	348

Financial Position
Current ratio	1.4		1.3		1.2		1.2		1.1		1.2		1.2		1.0		1.1	1.3
Property, plant and equipment, net	4,072		3,840		3,796		4,080		4,083		3,842		3,668		3,693		3,516	3,119
Capital expenditures	553		593		691		757		670		565		537		550		575	684
Total assets	12,676		12,123		11,935		13,440		13,968		13,379		12,711		11,163		11,125	9,970
Long-term debt	6,566		6,520		6,246		5,625		4,732		4,911		4,417		2,806		2,812	3,576
Colgate-Palmolive Company shareholders’ equity	(60)		(243)		(299)		1,145		2,305		2,189		2,375		2,675		3,116	1,923

Share and Other
Book value per common share	0.28		0.03		(0.04)		1.55		2.79		2.60		2.71		2.95		3.26	2.04
Cash dividends declared and paid per common share	1.59		1.55		1.50		1.42		1.33		1.22		1.14		1.02		0.86	0.78
Closing price	75.45		65.44		66.62		69.19		65.21		52.27		46.20		40.19		41.08	34.27
Number of common shares outstanding (in millions)	874.7		883.1		892.7		906.7		919.9		935.8		960.0		989.8		988.4	1,002.8
Number of common shareholders of record	22,700		23,600		24,400		25,400		26,900		27,600		28,900		29,900		30,600	31,400
Number of employees	35,900		36,700		37,900		37,700		37,400		37,700		38,600		39,200		38,100	36,600
_________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2017 include $246 of aftertax charges related to the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

(2)
Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2016 include $168 of aftertax charges related to the Global Growth and Efficiency Program, a $63 aftertax gain on the sale of land in Mexico, $11 of aftertax charges for a litigation matter and $35 of benefits from tax matters.

(3)
Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2015 include a $1,058 aftertax charge related to the change in accounting for the Company’s Venezuelan operations, $183 of aftertax charges related to the Global Growth and Efficiency Program, $22 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $120 aftertax gain on the sale of the South Pacific laundry detergent business, a $14 aftertax charge for a litigation matter and a $15 charge for a tax matter.

(4)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2014 include $208 of aftertax charges related to the Global Growth and Efficiency Program, $214 of aftertax charges related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of effective devaluations, $41 of charges for litigation matters, $3 of aftertax costs related to the sale of land in Mexico and a $66 charge for a tax matter.

(5)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2013 include $278 of aftertax charges related to the Global Growth and Efficiency Program, a $111 aftertax charge related to the remeasurement of CP Venezuela’s local currency-denominated net monetary assets as a result of a devaluation, a $23 charge for a litigation matter and $12 of aftertax costs related to the sale of land in Mexico.

(6)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2012 include $70 of aftertax charges related to the Global Growth and Efficiency Program, $18 of aftertax costs related to the sale of land in Mexico and $14 of aftertax costs associated with various business realignment and other cost-saving initiatives.

(7)
Net income attributable to Colgate-Palmolive Company and earnings per common share in 2011 include an aftertax gain of $135 on the sale of the non-core laundry detergent business in Colombia, offset by $147 of aftertax costs associated with various business realignment and other cost-saving initiatives, $9 of aftertax costs related to the sale of land in Mexico and a $21 charge for a litigation matter.

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