Form 10-K/A
period 2017-12-31
COLGATE PALMOLIVE CO
filed 2018-02-21
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Colgate-Palmolive Company for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 15, 2018 (the “Original Filing”).

This Amendment is being filed solely to reformat the conformed signature on the Report of Independent Registered Public Accounting Firm. Due to an inadvertent oversight in the EDGAR preparation process, the conformed signature was included, but not visible, in the Original Filing.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. In addition, the consent filed as Exhibit 23 to this Amendment is dated as of the filing date of this Amendment.

No other changes were made to the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment.

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

Colgate-Palmolive Company (Registrant)

Date: February 21, 2018	By	/s/ Dennis J. Hickey
Dennis J. Hickey Chief Financial Officer

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

20-Year Stock Price Performance Graph

DOLLARS
700
600
500
400
300
200
100
0
1997
1999
2001
2003
2005
2007
2009
2011
2013
2015
2017
Colgate
New Peer Group
Old Peer Group
S&P 500

Colgate ■	100	181	165	147	168	249	275	325	481	514	609
S&P 500 ○	100	156	125	125	145	178	141	166	255	294	401
New Peer Group ▲	100	110	111	120	135	182	174	206	283	332	409
Old Peer Group ⚹	100	110	112	121	136	184	175	206	282	330	406

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