Form 10-Q
period 2018-03-31
COLGATE PALMOLIVE CO
filed 2018-04-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	872,320,741	March 31, 2018

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (A)
Net sales	$4,002	$3,762
Cost of sales	1,594	1,493
Gross profit	2,408	2,269
Selling, general and administrative expenses	1,392	1,336
Other (income) expense, net	33	21
Operating profit	983	912
Non-service related postretirement costs	24	27
Interest (income) expense, net	35	23
Income before income taxes	924	862
Provision for income taxes	246	251
Net income including noncontrolling interests	678	611
Less: Net income attributable to noncontrolling interests	44	41
Net income attributable to Colgate-Palmolive Company	$634	$570

Earnings per common share, basic	$0.72	$0.64

Earnings per common share, diluted	$0.72	$0.64

Dividends declared per common share *	$0.82	$0.79

* Two dividends were declared in the first quarter of 2018 and 2017.

(A) Prior year amounts have been reclassified to conform to the current year presentation as a result of the adoption of Accounting Standards Update (“ASU”) No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” For further information regarding the impact of the reclassification, see Note 1, Basis of Presentation, Note 3, Recent Accounting Pronouncements and Updated Accounting Policies and Note 13, Segment Information to the Condensed Consolidated Financial Statements.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income including noncontrolling interests	$678	$611
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	108	132
Retirement plans and other retiree benefit adjustments	14	13
Gains (losses) on cash flow hedges	(1)	(10)
Total Other comprehensive income (loss), net of tax	121	135
Total Comprehensive income including noncontrolling interests	799	746
Less: Net income attributable to noncontrolling interests	44	41
Less: Cumulative translation adjustments attributable to noncontrolling interests	3	7
Total Comprehensive income attributable to noncontrolling interests	47	48
Total Comprehensive income attributable to Colgate-Palmolive Company	$752	$698

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$851	$1,535
Receivables (net of allowances of $85 and $77, respectively)	1,644	1,480
Inventories	1,312	1,221
Other current assets	485	403
Total current assets	4,292	4,639
Property, plant and equipment:
Cost	8,648	8,460
Less: Accumulated depreciation	(4,561)	(4,388)
	4,087	4,072
Goodwill	2,572	2,218
Other intangible assets, net	1,782	1,341
Deferred income taxes	187	188
Other assets	224	218
Total assets	$13,144	$12,676
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$159	$11
Current portion of long-term debt	—	—
Accounts payable	1,209	1,212
Accrued income taxes	432	354
Other accruals	2,180	1,831
Total current liabilities	3,980	3,408
Long-term debt	6,550	6,566
Deferred income taxes	249	204
Other liabilities	2,264	2,255
Total liabilities	13,043	12,433
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,047	1,984
Retained earnings	20,581	20,531
Accumulated other comprehensive income (loss)	(3,900)	(3,855)
Unearned compensation	(2)	(5)
Treasury stock, at cost	(20,441)	(20,181)
Total Colgate-Palmolive Company shareholders’ equity	(249)	(60)
Noncontrolling interests	350	303
Total equity	101	243
Total liabilities and equity	$13,144	$12,676

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities
Net income including noncontrolling interests	$678	$611
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	129	109
Restructuring and termination benefits, net of cash	(25)	(9)
Stock-based compensation expense	28	35
Deferred income taxes	13	(51)
Voluntary benefit plan contributions	—	(57)
Cash effects of changes in:
Receivables	(211)	(52)
Inventories	(33)	9
Accounts payable and other accruals	33	98
Other non-current assets and liabilities	4	(2)
Net cash provided by operations	616	691
Investing Activities
Capital expenditures	(118)	(121)
Purchases of marketable securities and investments	(38)	(85)
Proceeds from sale of marketable securities and investments	—	48
Payment for acquisitions, net of cash acquired	(727)	—
Other	2	—
Net cash used in investing activities	(881)	(158)
Financing Activities
Principal payments on debt	(2,079)	(805)
Proceeds from issuance of debt	2,226	738
Dividends paid	(352)	(345)
Purchases of treasury shares	(351)	(333)
Proceeds from exercise of stock options	119	225
Net cash used in financing activities	(437)	(520)
Effect of exchange rate changes on Cash and cash equivalents	18	19
Net increase (decrease) in Cash and cash equivalents	(684)	32
Cash and cash equivalents at beginning of the period	1,535	1,315
Cash and cash equivalents at end of the period	$851	$1,347
Supplemental Cash Flow Information
Income taxes paid	$163	$186

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

The Company adopted Accounting Standards Update (“ASU”) No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on January 1, 2018. For further information regarding the impact of the adoption of ASU No. 2017-07, refer to Note 3, Recent Accounting Pronouncements and Updated Accounting Policies and Note 13, Segment Information.

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

2.	Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales.

3.	Recent Accounting Pronouncements and Updated Accounting Policies

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company elected to adopt this new guidance early, beginning on January 1, 2018, and reclassified $163 in the current period.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. While the Company is currently assessing the impact of the new standard, this new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018 and did not impact the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. The non-service related components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. Effective January 1, 2018, as required, the Company adopted this standard on a retrospective basis. As permitted by the new guidance, the Company used the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the basis for applying the retrospective presentation requirements. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components are included in a new line item, “Non-service related postretirement costs,” which is below Operating profit. For the quarter ended March 31, 2017, the Company reclassified $26 and $1 of non-service related components of pension and other postretirement benefit costs from Selling, general and administrative expenses and Other (income) expense, net, respectively, to Non-service related postretirement costs. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance did not have an impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on January 1, 2018. This new guidance did not have an impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The standard requires a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard was effective for the Company beginning on January 1, 2018 and did not have an impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the 2018 opening balance of retained earnings. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, “Revenue Recognition.”

The new accounting standard changes only the timing of when certain of the Company’s sales are recorded and does not change the amount at which sales are recorded. The application of the new accounting standard did not have a material impact on the Company’s Consolidated Financial Statements for the period ended March 31, 2018 and is not expected to have a material impact on the Company’s Consolidated Financial Statements in future periods.

Updated Accounting Policies

Revenue Recognition Accounting Policy

The Company’s revenue contracts represent a single performance obligation to sell its products to trade customers. Sales are recorded at the time control of the products is transferred to trade customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. Control is the ability of trade customers to direct the “use of” and “obtain” the benefit from our products. In evaluating the timing of the transfer of control of products to trade customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are delivered to trade customers.

Net sales reflect the transaction prices for contracts, which include units shipped at selling list prices reduced by variable consideration. Variable consideration includes expected sales returns and the cost of current and continuing promotional programs. Current promotional programs primarily include product listing allowances and co-operative advertising arrangements. Continuing promotional programs are predominantly consumer coupons and volume-based sales incentive arrangements. The cost of promotional programs is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. Adjustments to the cost of promotional programs in subsequent periods are generally not material, as the Company’s promotional programs are typically of short duration, thereby reducing the uncertainty inherent in such estimates.
Sales returns are generally accepted at the Company’s discretion and are not material to the Company’s Consolidated Financial Statements. The Company’s contracts with trade customers do not have significant financing components or non-cash consideration and the Company does not have unbilled revenue or significant amounts of prepayments from customers. The Company records Net sales excluding taxes collected on its sales to its trade customers. Shipping and handling activities are accounted for as contract fulfillment costs and classified as Selling, general and administrative expenses.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions and Divestitures

Acquisitions

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC (“PCA”) and Elta MD Holdings, Inc. (“Elta”), professional skin care businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company has entered the professional skin care category, which complements its existing global personal care businesses and resulted in the recognition of additional goodwill.

Total purchase price consideration of $730 has been allocated on a preliminary basis to the net assets acquired based on their respective estimated fair values at January 2018, as follows:

Recognized amounts of assets acquired and liabilities assumed:
Inventories	$7
Other current assets	9
Other intangible assets	438
Goodwill	332
Other current liabilities	(6)
Deferred income taxes	(50)
Fair value of net assets acquired	$730

Based on the Company’s preliminary purchase price allocation, other intangible assets acquired include trademarks of $292 with useful lives of 25 years and customer relationships of $146 with useful lives ranging from 12 to 13 years.

Goodwill of $332 was allocated to the North America segment. The Company expects that approximately 40% of the goodwill will be deductible for tax purposes.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above.

Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material. The Company expects to finalize the purchase price allocation prior to the end of 2018.

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

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Latin America (5%), Europe (20%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the three months ended March 31, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$6	$14
Selling, general and administrative expenses	5	21
Other (income) expense, net	13	10
Non-service related postretirement costs	4	1
Total Global Growth and Efficiency Program charges, pretax	$28	$46

Total Global Growth and Efficiency Program charges, aftertax	$20	$31

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2018	2017
North America	37%	37%	19%
Latin America	12%	6%	4%
Europe	2%	2%	21%
Asia Pacific	18%	2%	3%
Africa/Eurasia	2%	4%	6%
Hill’s Pet Nutrition	19%	7%	7%
Corporate	10%	42%	40%
Total	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,589 ($1,173 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2018
Employee-Related Costs	$646
Incremental Depreciation	91
Asset Impairments	36
Other	816
Total	$1,589

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

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	18	1	—	9	28
Cash payments	(39)	—	—	(16)	(55)
Charges against assets	(4)	(1)	—	—	(5)
Foreign exchange	2	—	—	—	2
Balance at March 31, 2018	$104	$—	$—	$100	$204

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $4 for the three months ended March 31, 2018, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three months ended March 31, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $8 and contract termination costs and charges resulting directly from exit activities of $1. These charges were expensed as incurred.

6.    Inventories

Inventories by major class are as follows:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$258	$267
Work-in-process	49	42
Finished goods	1,005	912
Total Inventories	$1,312	$1,221

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the three months ended March 31, 2018 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					634			44
Other comprehensive income (loss), net of tax						118		3
Dividends					(718)
Stock-based compensation expense		28
Shares issued for stock options		48		77
Shares issued for restricted stock units		(12)		12
Treasury stock acquired				(351)
Other		(1)	3	2	134	(163)	(1)
Balance, March 31, 2018	$1,466	$2,047	$(2)	$(20,441)	$20,581	$(3,900)		$350

(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

Accumulated other comprehensive income (loss) includes cumulative translation losses of $2,832 and $2,927 at March 31, 2018 and December 31, 2017, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,062 and $923 at March 31, 2018 and December 31, 2017, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Earnings Per Share

For the three months ended March 31, 2018 and 2017, earnings per share were as follows:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$634	875.4	$0.72	$570	884.7	$0.64
Stock options and restricted stock units		4.5			6.3
Diluted EPS	$634	879.9	$0.72	$570	891.0	$0.64

For the three months ended March 31, 2018 and 2017, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 16,287,263 and 9,182,150, respectively.

9.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2018 and 2017 were as follows:

	2018		2017
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$96	$105	$103	$125
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	18	14	18	13
Retirement plans and other retiree benefits adjustments	18	14	18	13
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(8)	(6)	(13)	(8)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	6	5	(3)	(2)
Gains (losses) on cash flow hedges	(2)	(1)	(16)	(10)
Total Other comprehensive income (loss)	$112	$118	$105	$128

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2018 and 2017 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$4	$4	$4	$4
Interest cost	21	24	6	5	10	11
Expected return on plan assets	(29)	(27)	(6)	(5)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	12	12	2	2	4	4
Net periodic benefit cost	$4	$9	$6	$6	$18	$19

For the three months ended March 31, 2018 and 2017, the Company made voluntary contributions to its U.S. postretirement plans of $0 and $57, respectively.

11.	Income Taxes

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, related to the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge.

As a result of the early adoption of ASU 2018-02, the Company reclassified $163 of stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings in the current period. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005. Also in 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $30, including interest, in 2016.

In March 2018, the lower courts ruled in the Company’s favor for the years 2006, 2007 and 2012 through 2014. Although the lower courts ruled in the Company’s favor, it is possible that the rulings will be appealed to the Supreme Court. If such appeals are resolved in the Company’s favor, the Company will record additional tax benefits of approximately $15 at current exchange rates.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In September 2015, the Company lost one of its appeals at the administrative level and filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal and filed a lawsuit in Brazilian federal court. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $74, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of March 31, 2018 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2018, there were 199 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 193 cases as of December 31, 2017. During the three months ended March 31, 2018, 25 new cases were filed and 19 cases were resolved by voluntary dismissal, summary judgment granted in the Company’s favor or settlement. The value of settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the quarter ended March 31, 2018.

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

In 2016, the Company resolved the claims brought by BYU and N8 Medical. These claims were each resolved in an amount that is not material to the Company’s results of operations. In the first quarter of 2017, the trial court dismissed the claims of N8 Pharma and, in the third quarter of 2017, N8 Pharma appealed the decision. In March 2018, the appellate court upheld the trial court’s dismissal of N8 Pharma’s claim.

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

Effective January 1, 2018, as required, the Company adopted ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”), on a retrospective basis. To conform to the current year’s presentation, for the three months ended March 31, 2017, the Company reclassified $27 of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. The impact of the reclassification from Operating profit by segment is as follows: North America $14, Latin America $2, Europe $2, Asia Pacific $0, Africa/Eurasia $1, Pet Nutrition $6 and Corporate $2. The reclassification had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment was as follows:

	Three Months Ended
	March 31,
	2018	2017
Net sales
Oral, Personal and Home Care
North America	$827	$760
Latin America	929	924
Europe	648	558
Asia Pacific	759	720
Africa/Eurasia	255	246
Total Oral, Personal and Home Care	3,418	3,208
Pet Nutrition	584	554
Total Net sales	$4,002	$3,762

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2018	2017
Net sales
Oral Care	49%	49%
Personal Care	19%	18%
Home Care	17%	18%
Pet Nutrition	15%	15%
Total Net sales	100%	100%

Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2018	2017
Operating profit
Oral, Personal and Home Care
North America	$257	$247
Latin America	273	271
Europe	162	142
Asia Pacific	226	219
Africa/Eurasia	50	46
Total Oral, Personal and Home Care	968	925
Pet Nutrition	164	163
Corporate	(149)	(176)
Total Operating profit	$983	$912

For the three months ended March 31, 2018, and 2017, Corporate Operating profit (loss) included charges of $24 and $45, respectively, resulting from the Global Growth and Efficiency Program.

For further information regarding the Global Growth and Efficiency Program, refer to Note 5, Restructuring and Related Implementation Charges.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/18	12/31/17		3/31/18	12/31/17
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$6	$—
Interest rate swap contracts	Other assets	—	—	Other liabilities	11	7
Foreign currency contracts	Other current assets	5	25	Other accruals	23	20
Foreign currency contracts	Other assets	—	—	Other liabilities	57	46
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$5	$25		$97	$73

Other financial instruments
Marketable securities	Other current assets	$51	$14
Total other financial instruments		$51	$14

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2018 and December 31, 2017. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2018 and December 31, 2017, was $6,659 and $6,799, respectively, and the related carrying value was $6,550 and $6,566, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three months ended March 31, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at March 31,	$530	$1,000	$1,530	$246	$850	$1,096
Three months ended March 31,
Gain (loss) on derivatives	(13)	(10)	(23)	2	(2)	—
Gain (loss) on hedged items	13	10	23	(2)	2	—

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended March 31, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at March 31,	$754	$—	$754	$667	$4	$671
Three months ended March 31,
Gain (loss) recognized in OCI	(8)	—	(8)	(13)	—	(13)
Gain (loss) reclassified into Cost of sales	6	—	6	3	—	3

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

Activity related to net investment hedges recorded during the three months ended March 31, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at March 31,	$541	$1,233	$1,774	$655	$1,206	$1,861
Three months ended March 31,
Gain (loss) on instruments	(18)	(19)	(37)	(18)	(16)	(34)
Gain (loss) on hedged items	18	19	37	20	16	36

Other Financial Instruments

Other financial instruments are classified as Other current assets or Other assets.

Other financial instruments classified as Other current assets include marketable securities consisting of bank deposits of $51 with original maturities greater than 90 days carried at fair value (Level 1 valuation) and the current portion of bonds issued by the Argentinian government in the amount of $4 classified as held-to-maturity and carried at amortized cost.

Through its subsidiary in Argentina, the Company has invested in U.S. dollar-linked, devaluation-protected bonds and Argentinian peso-denominated bonds issued by the Argentinian government. As of March 31, 2018, the amortized cost was $4 and their approximate fair value was $4 (Level 2 valuation).

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

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

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

Significant Items Impacting Comparability
In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC (“PCA”) and Elta MD Holdings, Inc. (“Elta”), professional skin care businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company has entered the professional skin care category, which complements its existing global personal care businesses. See Note 4, Acquisitions and Divestitures to the Condensed Consolidated Financial Statements for additional information.

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
As a result of the enactment of the TCJA, in the fourth quarter of 2017, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Refer to “Results of Operations–Income Taxes” below for additional details.
The Company is in the midst of a restructuring program known as the “Global Growth and Efficiency Program,” which following the most recent expansion and extension approved by the Company’s Board of Directors (the “Board”) on October 26, 2017, runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track.
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

In the three months ended March 31, 2018, the Company incurred aftertax costs of $20 resulting from the Global Growth and Efficiency Program.

For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In addition, effective January 1, 2018, as required, the Company adopted ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on a retrospective basis. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components (interest cost, expected return on assets and amortization of actuarial gains and losses) are included in a new line item, “Non-service related postretirement costs,” which is below Operating profit. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies to the Condensed Consolidated Financial Statements for additional information.
Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging with continued low category growth rates around the world. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking. In addition, the growth of e-commerce has affected and continues to affect consumer preferences and market dynamics. Given that approximately 75% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,002 in the first quarter of 2018, up 6.5% from the first quarter of 2017, driven by volume growth of 2.0% and positive foreign exchange of 4.5%, while net selling prices were flat. The Company’s professional skin care acquisitions increased volume by 0.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 1.5% in the first quarter of 2018. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,418 in the first quarter of 2018, up 6.5% from the first quarter of 2017 as volume growth of 2.5% and positive foreign exchange of 4.5% were partially offset by net selling price decreases of 0.5%. Acquisitions increased volume by 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 1.5% in the first quarter of 2018.

The Company’s share of the global toothpaste market was 42.4% on a year-to-date basis, down 0.8 share points from the year ago period, and its share of the global manual toothbrush market was 32.5% on a year-to-date basis, down 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America and Europe and down in North America, Africa/Eurasia and Asia Pacific versus the comparable 2017 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Africa/Eurasia and down in Europe and Asia Pacific versus the comparable 2017 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $584 in the first quarter of 2018, up 5.5% from the first quarter of 2017, driven by volume growth of 0.5%, net selling price increases 1.0% and positive foreign exchange of 4.0%. Organic sales in the Hill’s Pet Nutrition segment increased 1.5% in the first quarter of 2018.

Gross Profit/Margin

Worldwide Gross profit increased to $2,408 in the first quarter of 2018 from $2,269 in the first quarter of 2017. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $2,414 in the first quarter of 2018 from $2,283 in the first quarter of 2017. This increase in Gross profit reflects an increase of $146 resulting from higher Net sales, partially offset by a decrease of $15 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 60.2% in the first quarter of 2018 from 60.3% in the first quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 40 basis points (bps) to 60.3% in the first quarter of 2018 from 60.7% in the first quarter of 2017. This decrease in Gross profit margin was primarily due to higher raw and packaging material costs (190 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (130 bps).

	Three Months Ended March 31,
	2018	2017
Gross profit, GAAP	$2,408	$2,269
Global Growth and Efficiency Program	6	14
Gross profit, non-GAAP	$2,414	$2,283

	Three Months Ended March 31,
	2018	2017	Basis Point Change
Gross profit margin, GAAP	60.2%	60.3%	(10)
Global Growth and Efficiency Program	0.1	0.4
Gross profit margin, non-GAAP	60.3%	60.7%	(40)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $1,392 in the first quarter of 2018 from $1,336 in the first quarter of 2017. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,387 in the first quarter of 2018 from $1,315 in the first quarter of 2017, reflecting higher overhead expenses of $56 and increased advertising investment of $16.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.8% in the first quarter of 2018 from 35.5% in the first quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales decreased by 30 bps to 34.7% in the first quarter of 2018 as compared to 35.0% in the first quarter of 2017. This decrease was due to decreased advertising investment (20 bps) and lower overhead expenses (10 bps), both as a percentage of Net sales. In the first quarter of 2018, advertising investment increased 4.0% to $416, as compared with $400 in the first quarter of 2017, and decreased as a percentage of Net sales to 10.4% in the first quarter of 2018 from 10.6% in the first quarter of 2017.

	Three Months Ended March 31,
	2018	2017
Selling, general and administrative expenses, GAAP	$1,392	$1,336
Global Growth and Efficiency Program	(5)	(21)
Selling, general and administrative expenses, non-GAAP	$1,387	$1,315

	Three Months Ended March 31,
	2018	2017	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.8%	35.5%	(70)
Global Growth and Efficiency Program	(0.1)	(0.5)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.7%	35.0%	(30)

Other (Income) Expense, Net

Other (income) expense, net was $33 in the first quarter of 2018, as compared to $21 in the first quarter of 2017. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Other (income) expense, net was $20 in the first quarter of 2018, as compared to $11 in the first quarter of 2017. This increase in Other (income) expense, net was due to the amortization of intangible assets resulting from the professional skin care acquisitions.

	Three Months Ended March 31,
	2018	2017
Other (income) expense, net, GAAP	$33	$21
Global Growth and Efficiency Program	(13)	(10)
Other (income) expense, net, non-GAAP	$20	$11

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $983 in the first quarter of 2018 from $912 in the first quarter of 2017. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit increased 5% to $1,007 in the first quarter of 2018 from $957 in the first quarter of 2017, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 24.6% in the first quarter of 2018, an increase of 40 bps compared to 24.2% in the first quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 25.2% in the first quarter of 2018, a decrease of 20 bps as compared to 25.4% in the first quarter of 2017. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (40 bps), partially offset by a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2018	2017	% Change
Operating profit, GAAP	$983	$912	8%
Global Growth and Efficiency Program	24	45
Operating profit, non-GAAP	$1,007	$957	5%

	Three Months Ended March 31,
	2018	2017	Basis Point Change
Operating profit margin, GAAP	24.6%	24.2%	40
Global Growth and Efficiency Program	0.6	1.2
Operating profit margin, non-GAAP	25.2%	25.4%	(20)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $24 in the first quarter of 2018, as compared to $27 in the first quarter of 2017. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $20 in the first quarter of 2018, as compared to $26 in the first quarter of 2017.

	Three Months Ended March 31,
	2018	2017
Non-service related postretirement costs, GAAP	$24	$27
Global Growth and Efficiency Program	(4)	(1)
Non-service related postretirement costs, non-GAAP	$20	$26

Interest (Income) Expense, Net

Interest (income) expense, net was $35 in the first quarter of 2018 as compared to $23 in the first quarter of 2017, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 26.6% for the first quarter of 2018 as compared to 29.1% for the first quarter of 2017. As reflected in the table below, the non-GAAP effective income tax rate was 26.7% for the first quarter of 2018, as compared to 29.3% in the comparable period of 2017.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 27.3%, compared to 31.3% in the first quarter of 2017 primarily due to the enactment of the TCJA, as discussed in more detail below. See Note 11, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended March 31,
	2018			2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$924	$246	26.6%	$862	$251	29.1%
Global Growth and Efficiency Program	28	8	0.1	46	15	0.2
Non-GAAP	$952	$254	26.7%	$908	$266	29.3%

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

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge.

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

In 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005. Also in 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $30, including interest, in 2016.

In March 2018, the lower courts ruled in the Company’s favor for the years 2006, 2007 and 2012 through 2014. Although the lower courts ruled in the Company’s favor, it is possible that the rulings will be appealed to the Supreme Court. If such appeals are resolved in the Company’s favor, the Company will record additional tax benefits of approximately $15 at current exchange rates.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2018 increased to $634 from $570 in the first quarter of 2017, and Earnings per common share on a diluted basis increased to $0.72 per share in the first quarter of 2018 from $0.64 in the first quarter of 2017. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program.

Excluding these charges in both periods, Net income attributable to Colgate-Palmolive Company in the first quarter of 2018 increased 9% to $654, and Earnings per common share on a diluted basis increased 10% to $0.74 in the first quarter of 2018 from $0.67 in the first quarter of 2017.

	Three Months Ended March 31, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$924	$246	$678	$634	$0.72
Global Growth and Efficiency Program	28	8	20	20	0.02
Non-GAAP	$952	$254	$698	$654	$0.74

	Three Months Ended March 31, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$862	$251	$611	$570	$0.64
Global Growth and Efficiency Program	46	15	31	31	0.03
Non-GAAP	$908	$266	$642	$601	$0.67

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$827	$760	9.0%
Operating profit	$257	$247	4%
% of Net sales	31.1%	32.5%	(140)	bps

Net sales in North America increased 9.0% in the first quarter of 2018 to $827, as volume growth of 9.0% and positive foreign exchange of 0.5% were partially offset by net selling price decreases of 0.5%. The Company’s professional skin care acquisitions increased volume by 3.5%. Organic sales in North America increased 5.0% in the first quarter of 2018.

The increase in organic sales in North America in the first quarter of 2018 versus the first quarter of 2017 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and shower gel categories, partially offset by a decline in organic sales in the bar soap category. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories.

Operating profit in North America increased 4% in the first quarter of 2018 to $257, while as a percentage of Net sales it decreased 140 bps to 31.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (100 bps) and an increase in Other (income) expense, net (70 bps), partially offset by an increase in Gross profit (30 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (140 bps), partially offset by higher raw and packaging material costs (100 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (120 bps), partially offset by decreased advertising investment (20 bps). This increase in Other (income) expense, net was due to the amortization of intangible assets resulting from the professional skin care acquisitions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$929	$924	0.5%
Operating profit	$273	$271	1%
% of Net sales	29.4%	29.3%	10	bps

Net sales in Latin America increased 0.5% to $929 in the first quarter of 2018, driven by net selling price increases of 0.5%, while volume and foreign exchange were flat. Volume gains in Brazil were offset by volume declines in Mexico. Organic sales in Latin America increased 0.5% in the first quarter of 2018.

The increase in organic sales in Latin America in the first quarter of 2018 versus the first quarter of 2017 was primarily due to an increase in Oral Care. The increase in Oral Care was primarily due to organic sales growth in the manual toothbrush category.

Operating profit in Latin America increased 1% in the first quarter of 2018 to $273, or 10 bps to 29.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (60 bps) and a decrease in Other (income) expense, net (20 bps), partially offset by a decrease in Gross profit (70 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (210 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (40 bps) and lower overhead expenses (20 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$648	$558	16.0%
Operating profit	$162	$142	14%
% of Net sales	25.0%	25.4%	(40)	bps

Net sales in Europe increased 16.0% in the first quarter of 2018 to $648 as volume growth of 4.0% and positive foreign exchange of 14.5% were partially offset by net selling price decreases of 2.5%. Volume gains were led by France and Italy. Organic sales in Europe increased 1.5% in the first quarter of 2018.

The increase in organic sales in Europe in the first quarter of 2018 versus the first quarter of 2017 was primarily due to an increase in Personal Care organic sales. The increase in Personal Care was due to organic sales growth in the shower gel, underarm protection and shampoo categories.

Operating profit in Europe increased 14% in the first quarter of 2018 to $162, while as a percentage of Net sales, it decreased 40 bps to 25.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (90 bps), partially offset by a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (120 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (110 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (90 bps), partially offset by increased advertising investment (60 bps).

Asia Pacific

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$759	$720	5.5%
Operating profit	$226	$219	3%
% of Net sales	29.8%	30.4%	(60)	bps

Net sales in Asia Pacific increased 5.5% in the first quarter of 2018 to $759, driven by volume growth of 0.5% and positive foreign exchange of 5.5%, partially offset by net selling price decreases of 0.5%. Volume gains in India and the Philippines were partially offset by volume declines in the Greater China region and Australia. Organic sales in Asia Pacific in the first quarter of 2018 were even with the first quarter of 2017.

The organic sales performance in Asia Pacific in the first quarter of 2018 was due to an increase in organic sales in Oral Care, offset by a decline in organic sales in Personal Care. The increase in Oral Care was due to organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to declines in organic sales in the shampoo and bar soap categories.

Operating profit in Asia Pacific increased 3% in the first quarter of 2018 to $226, while as a percentage of Net sales it decreased 60 bps to 29.8% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (90 bps), partially offset by a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (200 bps), primarily driven by higher raw and packaging material costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (80 bps), partially offset by higher overhead expenses (50 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$255	$246	3.5%
Operating profit	$50	$46	9%
% of Net sales	19.6%	18.7%	90	bps

Net sales in Africa/Eurasia increased 3.5% in the first quarter of 2018 to $255. Net selling price increases of 2.5% and positive foreign exchange of 4.5% were partially offset by volume declines of 3.5%. Volume declines were mainly driven by South Africa. Organic sales in Africa/Eurasia decreased 1.0% in the first quarter of 2018.

The decrease in organic sales in Africa/Eurasia in the first quarter of 2018 versus the first quarter of 2017 was primarily due to a decrease in Personal Care organic sales, partially offset by an increase in Oral Care organic sales. The decrease in Personal Care was due to declines in organic sales in the underarm protection and shampoo categories. The increase in Oral Care was due to growth in organic sales in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia increased 9% in the first quarter of 2018 to $50, or 90 bps to 19.6% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a decrease in Selling, general and administrative expenses (190 bps), partially offset by a decrease in Gross profit (80 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (220 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (50 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (120 bps) and lower overhead expenses (70 bps).

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2018	2017	Change
Net sales	$584	$554	5.5%
Operating profit	$164	$163	1%
% of Net sales	28.1%	29.4%	(130)	bps

Net sales for Hill’s Pet Nutrition increased 5.5% in the first quarter of 2018 to $584, driven by volume growth of 0.5%, net selling price increases of 1.0% and positive foreign exchange of 4.0%. Volume gains in the United States, Australia and Brazil were partially offset by volume declines in Japan. The volume declines in Japan are primarily attributable to a continued contraction in the market. Organic sales in Hill’s Pet Nutrition increased 1.5% in the first quarter of 2018.

The increase in organic sales in the first quarter of 2018 versus the first quarter of 2017 was due to an increase in organic sales in the Prescription Diet category, partially offset by a decline in organic sales in the Advanced Nutrition and Naturals categories.

Operating profit in Hill’s Pet Nutrition increased 1% in the first quarter of 2018 to $164, while as a percentage of Net sales it decreased 130 bps to 28.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (60 bps) and an increase in Other (income) expense, net (90 bps), partially offset by a decrease in Selling, general and administrative expenses (20 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (240 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to decreased advertising investment (60 bps), partially offset by higher overhead expenses (40 bps). This increase in Other (income) expense, net was primarily due to the expiration of a foreign sales tax benefit.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended March 31,
	2018	2017	Change
Operating profit (loss)	$(149)	$(176)	(15)%

Operating profit (loss) related to Corporate was ($149) in the first quarter of 2018 as compared to ($176) in the first quarter of 2017. In the first quarter of 2018, Corporate Operating profit (loss) included charges of $24 resulting from the Global Growth and Efficiency Program. In the first quarter of 2017, Corporate Operating profit (loss) included charges of $45 resulting from the Global Growth and Efficiency Program.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Latin America (5%), Europe (20%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 3,800 to 4,400 positions from the Company’s global employee workforce.

For the three months ended March 31, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$6	$14
Selling, general and administrative expenses	5	21
Other (income) expense, net	13	10
Non-service related postretirement costs	4	1
Total Global Growth and Efficiency Program charges, pretax	$28	$46

Total Global Growth and Efficiency Program charges, aftertax	$20	$31

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2018	2017
North America	37%	37%	19%
Latin America	12%	6%	4%
Europe	2%	2%	21%
Asia Pacific	18%	2%	3%
Africa/Eurasia	2%	4%	6%
Hill’s Pet Nutrition	19%	7%	7%
Corporate	10%	42%	40%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,589 ($1,173 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2018
Employee-Related Costs	$646
Incremental Depreciation	91
Asset Impairments	36
Other	816
Total	$1,589

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
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	18	1	—	9	28
Cash payments	(39)	—	—	(16)	(55)
Charges against assets	(4)	(1)	—	—	(5)
Foreign exchange	2	—	—	—	2
Balance at March 31, 2018	$104	$—	$—	$100	$204

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $4 for the three months ended March 31, 2018, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three months ended March 31, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $8 and contract termination costs and charges resulting directly from exit activities of $1. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, as applicable, the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2018 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2018 and 2017 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2018:

Three Months Ended March 31, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	9.0%	0.5%	3.5%	5.0%
Latin America	0.5%	—%	—%	0.5%
Europe	16.0%	14.5%	—%	1.5%
Asia Pacific	5.5%	5.5%	—%	—%
Africa/Eurasia	3.5%	4.5%	—%	(1.0)%
Total Oral, Personal and Home Care	6.5%	4.5%	0.5%	1.5%
Pet Nutrition	5.5%	4.0%	—%	1.5%
Total Company	6.5%	4.5%	0.5%	1.5%

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

Net cash provided by operations decreased 11% to $616 in the first three months of 2018, compared with $691 in the comparable period of 2017, primarily due to an increase in working capital. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company’s working capital was (2.7%) as a percentage of Net sales in the first three months of 2018 as compared to (4.3%) in the first three months of 2017.

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

The Company anticipates that pretax charges for 2018 will approximate $100 to $175 ($75 to $125 aftertax). The Company expects savings in 2018 to amount to approximately $90 to $120 pretax ($100 to $125 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 70% of the restructuring accrual at March 31, 2018 is expected to be paid in the next twelve months.

Investing activities used $881 of cash in the first three months of 2018, compared with $158 in the comparable period of 2017, reflecting the Company’s acquisition of the outstanding equity interests of PCA and Elta, professional skin care businesses, for aggregate cash consideration of approximately $730. Capital spending was $118 in the first three months of 2018 compared to $121 in the comparable period of 2017. Capital expenditures for 2018 are expected to be approximately 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $437 of cash during the first three months of 2018, compared with $520 in the comparable period of 2017, reflecting higher net proceeds from the issuance of debt, partially offset by lower proceeds from the exercise of stock options.

Long-term debt, including the current portion, decreased to $6,550 as of March 31, 2018 as compared to $6,566 as of December 31, 2017, and total debt increased to $6,709 as of March 31, 2018 as compared to $6,577 as of December 31, 2017 due to higher outstanding commercial paper as of March 31, 2018. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $156 and $633 as of March 31, 2018 and 2017, respectively. Commercial paper outstanding as of March 31, 2018 is U.S. dollar-denominated. The average daily balances outstanding for commercial paper in the first three months of 2018 and 2017 were $1,936 and $741, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote.

In the first quarter of 2018, the Company increased the annualized common stock dividend by 5% to $1.68 per share, effective in the second quarter of 2018.

Cash and cash equivalents decreased $684 during the first three months of 2018 to $851 at March 31, 2018, compared to $1,535 at December 31, 2017, most of which ($784 and $1,467, respectively) were held by the Company’s foreign subsidiaries.

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, U.S. tax reform also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. As a result of the lower U.S. corporate income tax rate, the Company expects a reduction in its future tax payments.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, the need to repatriate undistributed earnings of foreign subsidiaries, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q).

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 12, Contingencies to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2018	830,855	$74.71	782,350	$1,013
February 1 through 28, 2018	2,043,811	$70.43	1,867,300	$881
March 1 through 31, 2018	1,989,713	$69.83	1,936,900	$746
Total	4,864,379	$70.92	4,586,550

(1)	Includes share repurchases under the 2015 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 277,829 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2018.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10	Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of April 19, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 27, 2018	/s/ Ian Cook
Ian Cook
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

April 27, 2018	/s/ Dennis J. Hickey
Dennis J. Hickey
Chief Financial Officer

Principal Accounting Officer:

April 27, 2018	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Vice President and Corporate Controller