Form 10-Q
period 2018-06-30
COLGATE PALMOLIVE CO
filed 2018-07-27
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	867,738,696	June 30, 2018

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (A)	2018	2017 (A)
Net sales	$3,886	$3,826	$7,888	$7,588
Cost of sales	1,585	1,526	3,179	3,019
Gross profit	2,301	2,300	4,709	4,569
Selling, general and administrative expenses	1,300	1,309	2,692	2,645
Other (income) expense, net	55	113	88	134
Operating profit	946	878	1,929	1,790
Non-service related postretirement costs	23	25	47	52
Interest (income) expense, net	35	24	70	47
Income before income taxes	888	829	1,812	1,691
Provision for income taxes	213	269	459	520
Net income including noncontrolling interests	675	560	1,353	1,171
Less: Net income attributable to noncontrolling interests	38	36	82	77
Net income attributable to Colgate-Palmolive Company	$637	$524	$1,271	$1,094

Earnings per common share, basic	$0.73	$0.59	$1.46	$1.24

Earnings per common share, diluted	$0.73	$0.59	$1.45	$1.23

Dividends declared per common share *	$0.42	$0.40	$1.24	$1.19

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

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$675	$560	$1,353	$1,171
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(305)	98	(198)	230
Retirement plans and other retiree benefit adjustments	14	12	28	25
Gains (losses) on cash flow hedges	11	(3)	10	(13)
Total Other comprehensive income (loss), net of tax	(280)	107	(160)	242
Total Comprehensive income including noncontrolling interests	395	667	1,193	1,413
Less: Net income attributable to noncontrolling interests	38	36	82	77
Less: Cumulative translation adjustments attributable to noncontrolling interests	(16)	2	(14)	9
Total Comprehensive income attributable to noncontrolling interests	22	38	68	86
Total Comprehensive income attributable to Colgate-Palmolive Company	$373	$629	$1,125	$1,327

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$833	$1,535
Receivables (net of allowances of $83 and $77, respectively)	1,545	1,480
Inventories	1,254	1,221
Other current assets	540	403
Total current assets	4,172	4,639
Property, plant and equipment:
Cost	8,408	8,460
Less: Accumulated depreciation	(4,500)	(4,388)
	3,908	4,072
Goodwill	2,483	2,218
Other intangible assets, net	1,735	1,341
Deferred income taxes	156	188
Other assets	196	218
Total assets	$12,650	$12,676
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$346	$11
Current portion of long-term debt	—	—
Accounts payable	1,121	1,212
Accrued income taxes	382	354
Other accruals	2,093	1,831
Total current liabilities	3,942	3,408
Long-term debt	6,519	6,566
Deferred income taxes	206	204
Other liabilities	2,172	2,255
Total liabilities	12,839	12,433
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,081	1,984
Retained earnings	20,851	20,531
Accumulated other comprehensive income (loss)	(4,164)	(3,855)
Unearned compensation	—	(5)
Treasury stock, at cost	(20,757)	(20,181)
Total Colgate-Palmolive Company shareholders’ equity	(523)	(60)
Noncontrolling interests	334	303
Total equity	(189)	243
Total liabilities and equity	$12,650	$12,676

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities
Net income including noncontrolling interests	$1,353	$1,171
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	258	226
Restructuring and termination benefits, net of cash	(14)	78
Stock-based compensation expense	47	53
Deferred income taxes	2	(64)
Voluntary benefit plan contributions	—	(57)
Cash effects of changes in:
Receivables	(200)	(64)
Inventories	(30)	9
Accounts payable and other accruals	(96)	(61)
Other non-current assets and liabilities	(23)	14
Net cash provided by operations	1,297	1,305
Investing Activities
Capital expenditures	(216)	(229)
Purchases of marketable securities and investments	(96)	(201)
Proceeds from sale of marketable securities and investments	19	114
Payment for acquisitions, net of cash acquired	(727)	—
Other	7	4
Net cash used in investing activities	(1,013)	(312)
Financing Activities
Principal payments on debt	(3,953)	(1,841)
Proceeds from issuance of debt	4,266	1,761
Dividends paid	(756)	(716)
Purchases of treasury shares	(696)	(660)
Proceeds from exercise of stock options	160	337
Net cash used in financing activities	(979)	(1,119)
Effect of exchange rate changes on Cash and cash equivalents	(7)	52
Net increase (decrease) in Cash and cash equivalents	(702)	(74)
Cash and cash equivalents at beginning of the period	1,535	1,315
Cash and cash equivalents at end of the period	$833	$1,241
Supplemental Cash Flow Information
Income taxes paid	$468	$639

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

3.	Recent Accounting Pronouncements and Updated Accounting Policies

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company elected to adopt this new guidance early, beginning on January 1, 2018, and reclassified $163 during the first quarter of 2018.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018 and did not impact the Company’s Consolidated Financial Statements, as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. The non-service related components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. Effective January 1, 2018, as required, the Company adopted this standard on a retrospective basis. As permitted by the new guidance, the Company used the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the basis for applying the retrospective presentation requirements. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components are included in a new line item, “Non-service related postretirement costs,” which is below Operating profit. For the three months ended June 30, 2017, the Company reclassified $24 and $1 and, for the six months ended June 30, 2017, the Company reclassified $50 and $2 of non-service related components of pension and other postretirement benefit costs from Selling, general and administrative expenses and Other (income) expense, net, respectively, to Non-service related postretirement costs. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company is currently in the process of implementing the new standard and is continuing to assess its impact on the Company’s Consolidated Financial Statements.

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

The new accounting standard changes only the timing of when certain of the Company’s sales are recorded and does not change the amount at which sales are recorded. The application of the new accounting standard did not have a material impact on the Company’s Consolidated Financial Statements for the three or six months ended June 30, 2018 and is not expected to have a material impact on the Company’s Consolidated Financial Statements in future periods.

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

Acquisitions

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc., professional skin care businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company entered the professional skin care category, which complements its existing global personal care businesses and resulted in the recognition of additional goodwill.

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

5.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (the “Global Growth and Efficiency Program”) for sustained growth. The program was expanded in 2014 and expanded and extended in 2015. Building on the Company’s successful implementation of the program, on October 26, 2017, the Company’s Board of Directors (the “Board”) approved an expansion of the Global Growth and Efficiency Program and an extension of the program through December 31, 2019 to take advantage of additional opportunities to streamline the Company’s operations.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (5%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (25%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

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

For the three and six months ended June 30, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$5	$21	$11	$35
Selling, general and administrative expenses	10	17	15	38
Other (income) expense, net	43	103	56	113
Non-service related postretirement costs	3	1	7	2
Total Global Growth and Efficiency Program charges, pretax	$61	$142	$89	$188

Total Global Growth and Efficiency Program charges, aftertax	$51	$115	$71	$146

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2018	2017	2018	2017
North America	8%	17%	17%	22%	18%
Latin America	11%	3%	11%	3%	4%
Europe	2%	55%	2%	42%	20%
Asia Pacific	(6)%	3%	1%	3%	3%
Africa/Eurasia	7%	2%	6%	2%	6%
Hill’s Pet Nutrition	22%	2%	21%	4%	8%
Corporate	56%	18%	42%	24%	41%
Total	100%	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,650 ($1,224 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2018
Employee-Related Costs	$663
Incremental Depreciation	91
Asset Impairments	38
Other	858
Total	$1,650

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

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2018	$104	$—	$—	$100	$204
Charges	17	—	2	42	61
Cash payments	(33)	—	—	(17)	(50)
Charges against assets	(3)	—	(2)	—	(5)
Foreign exchange	(3)	—	—	—	(3)
Other	—	—	—	5	5
Balance at June 30, 2018	$82	$—	$—	$130	$212

	Six Months Ended June 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	35	1	2	51	89
Cash payments	(72)	—	—	(33)	(105)
Charges against assets	(7)	(1)	(2)	—	(10)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	5	5
Balance at June 30, 2018	$82	$—	$—	$130	$212

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $3 and $7 for the three and six months ended June 30, 2018, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and six months ended June 30, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $12 and $20, respectively, and contract termination costs and charges resulting directly from exit activities of $30 and $31, respectively. These charges were expensed as incurred.

6.    Inventories

Inventories by major class are as follows:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$251	$267
Work-in-process	45	42
Finished goods	958	912
Total Inventories	$1,254	$1,221

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the six months ended June 30, 2018 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					1,271			82
Other comprehensive income (loss), net of tax						(146)		(14)
Dividends					(1,085)			(37)
Stock-based compensation expense		47
Shares issued for stock options		64		104
Shares issued for restricted stock units		(14)		14
Treasury stock acquired				(696)
Other		—	5	2	134	(163)	(1)
Balance, June 30, 2018	$1,466	$2,081	$—	$(20,757)	$20,851	$(4,164)		$334

(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,121 and $2,927 at June 30, 2018 and December 31, 2017, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,048 and $923 at June 30, 2018 and December 31, 2017, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Earnings Per Share

For the three months ended June 30, 2018 and 2017, earnings per share were as follows:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$637	871.7	$0.73	$524	883.8	$0.59
Stock options and restricted stock units		2.3			7.0
Diluted EPS	$637	874.0	$0.73	$524	890.8	$0.59

For the three months ended June 30, 2018 and 2017, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 16,303,599 and 5,299,933, respectively.

For the six months ended June 30, 2018 and 2017, earnings per share were as follows:

	Six Months Ended
	June 30, 2018			June 30, 2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,271	873.5	$1.46	$1,094	884.2	$1.24
Stock options and restricted stock units		3.5			6.7
Diluted EPS	$1,271	877.0	$1.45	$1,094	890.9	$1.23

For the six months ended June 30, 2018 and 2017, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 16,284,602 and 9,051,702, respectively.

Basic and diluted earnings per share are computed independently for each quarter and any year-to-date period presented. As a result of changes in the number of shares outstanding during the year and rounding, the sum of the quarters’ earnings per share may not necessarily equal the earnings per share for any year-to-date period.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2018 and 2017 were as follows:

	2018		2017
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(274)	$(289)	$57	$96
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	18	14	19	12
Retirement plans and other retiree benefits adjustments	18	14	19	12
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	14	10	(7)	(4)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	2	1	1	1
Gains (losses) on cash flow hedges	16	11	(6)	(3)
Total Other comprehensive income (loss)	$(240)	$(264)	$70	$105

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2018 and 2017 were as follows:

	2018		2017
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(178)	$(184)	$160	$221
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	36	28	37	25
Retirement plans and other retiree benefits adjustments	36	28	37	25
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	6	4	(20)	(12)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	8	6	(2)	(1)
Gains (losses) on cash flow hedges	14	10	(22)	(13)
Total Other comprehensive income (loss)	$(128)	$(146)	$175	$233

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2018 and 2017 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$3	$3	$4	$4
Interest cost	22	23	5	5	9	10
Expected return on plan assets	(29)	(28)	(5)	(5)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	11	12	2	3	5	4
Net periodic benefit cost	$5	$8	$5	$6	$18	$18

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$7	$7	$8	$8
Interest cost	43	47	11	10	19	21
Expected return on plan assets	(58)	(55)	(11)	(10)	—	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	23	24	4	5	9	8
Net periodic benefit cost	$9	$17	$11	$12	$36	$37

For the six months ended June 30, 2018 and 2017, the Company made voluntary contributions to its U.S. postretirement plans of $0 and $57, respectively.

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

As a result of the early adoption of ASU 2018-02, the Company reclassified $163 of stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings during the first quarter of 2018. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

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

In March 2018, the lower courts ruled in the Company’s favor for the years 2006, 2007 and 2012 through 2014. The deadline for the local tax authorities to appeal has now passed, and the Company considers all outstanding disputes on this matter resolved. As a result, the Company recorded an additional tax benefit of $15, including interest, during the second quarter of 2018.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $144. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $64, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of June 30, 2018 is set forth below.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever”), pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is indemnified for these fines by Unilever pursuant to the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company is appealing the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company is appealing the decision to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2018, there were 222 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 199 cases as of March 31, 2018 and 193 cases as of December 31, 2017. During the three months ended June 30, 2018, 42 new cases were filed and 19 cases were resolved by voluntary dismissal or settlement. During the six months ended June 30, 2018, 67 new cases were filed and 38 cases were resolved by voluntary dismissal, appeal in the Company’s favor or settlement. The value of settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

The Company believes that a significant portion of its costs incurred in defending and resolving these claims will be covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

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

Effective January 1, 2018, as required, the Company adopted ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on a retrospective basis. To conform to the current year’s presentation, for the three and six months ended June 30, 2017, the Company reclassified $25 and $52, respectively, of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. The impact of the reclassification from Operating profit by segment for the three months ended June 30, 2017 is as follows: North America $14, Latin America $1, Europe $1, Asia Pacific $1, Africa/Eurasia $0, Pet Nutrition $6 and Corporate $2. The impact of the reclassification from Operating profit by segment for the six months ended June 30, 2017 is as follows: North America $28, Latin America $3, Europe $3, Asia Pacific $1, Africa/Eurasia $1, Pet Nutrition $12 and Corporate $4. The reclassification had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Oral, Personal and Home Care
North America	$824	$764	$1,651	$1,524
Latin America	933	1,002	1,862	1,926
Europe	620	584	1,268	1,142
Asia Pacific	674	663	1,433	1,383
Africa/Eurasia	243	241	498	487
Total Oral, Personal and Home Care	3,294	3,254	6,712	6,462
Pet Nutrition	592	572	1,176	1,126
Total Net sales	$3,886	$3,826	$7,888	$7,588

Approximately 75% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales
Oral Care	47%	47%	48%	48%
Personal Care	20%	20%	19%	19%
Home Care	18%	18%	18%	18%
Pet Nutrition	15%	15%	15%	15%
Total Net sales	100%	100%	100%	100%

Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating profit
Oral, Personal and Home Care
North America	$264	$255	$521	$502
Latin America	262	309	535	580
Europe	156	146	318	288
Asia Pacific	203	206	429	425
Africa/Eurasia	42	45	92	91
Total Oral, Personal and Home Care	927	961	1,895	1,886
Pet Nutrition	165	169	329	332
Corporate	(146)	(252)	(295)	(428)
Total Operating profit	$946	$878	$1,929	$1,790

For the three and six months ended June 30, 2018, Corporate Operating profit (loss) included charges of $58 and $82, respectively, resulting from the Global Growth and Efficiency Program.

For the three and six months ended June 30, 2017, Corporate Operating profit (loss) included charges of $141 and $186, respectively, resulting from the Global Growth and Efficiency Program.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		6/30/18	12/31/17		6/30/18	12/31/17
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$4	$—
Interest rate swap contracts	Other assets	—	—	Other liabilities	14	7
Foreign currency contracts	Other current assets	34	25	Other accruals	10	20
Foreign currency contracts	Other assets	—	—	Other liabilities	30	46
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$34	$25		$58	$73

Other financial instruments
Marketable securities	Other current assets	$83	$14
Total other financial instruments		$83	$14

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2018 and December 31, 2017. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2018 and December 31, 2017, was $6,597 and $6,799, respectively, and the related carrying value was $6,519 and $6,566, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and six months ended June 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at June 30,	$420	$1,000	$1,420	$930	$600	$1,530
Three months ended June 30,
Gain (loss) on derivatives	6	(1)	5	(3)	—	(3)
Gain (loss) on hedged items	(6)	1	(5)	3	—	3
Six months ended June 30,
Gain (loss) on derivatives	(7)	(11)	(18)	(1)	(2)	(3)
Gain (loss) on hedged items	7	11	18	1	2	3

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended June 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at June 30,	$833	$6	$839	$719	$2	$721
Three months ended June 30,
Gain (loss) recognized in OCI	14	—	14	(7)	—	(7)
Gain (loss) reclassified into Cost of sales	(2)	—	(2)	(1)	—	(1)
Six months ended June 30,
Gain (loss) recognized in OCI	6	—	6	(20)	—	(20)
Gain (loss) reclassified into Cost of sales	(8)	—	(8)	2	—	2

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

Activity related to net investment hedges recorded during the three and six months ended June 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at June 30,	$594	$1,572	$2,166	$800	$572	$1,372
Three months ended June 30,
Gain (loss) on instruments	43	78	121	(28)	(78)	(106)
Gain (loss) on hedged items	(41)	(78)	(119)	27	78	105
Six months ended June 30,
Gain (loss) on instruments	25	59	84	(46)	(93)	(139)
Gain (loss) on hedged items	(23)	(59)	(82)	47	93	140

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
As a result of the enactment of the TCJA, in the fourth quarter of 2017, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the Securities and Exchange Commission (the “SEC”) or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Refer to “Results of Operations–Income Taxes” below for additional details.
The Company is in the midst of a restructuring program known as the “Global Growth and Efficiency Program,” which, following the most recent expansion and extension approved by the Company’s Board of Directors (the “Board”) on October 26, 2017, runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track.
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

In the three and six months ended June 30, 2018, the Company incurred aftertax costs of $51 and $71, respectively, resulting from the Global Growth and Efficiency Program.

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

In addition, effective July 1, 2018, Argentina was designated as a hyper-inflationary economy under GAAP. Consequently, the functional currency for the Company’s Argentinian subsidiary will be the U.S. dollar and the impact of all future Argentinian currency fluctuations will be recorded in income. However, this designation is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,886 in the second quarter of 2018, up 1.5% from the second quarter of 2017, driven by volume growth of 1.5%, while net selling prices and foreign exchange were flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 0.5% in the second quarter of 2018. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,294 in the second quarter of 2018, up 1.0% from the second quarter of 2017 as volume growth of 1.5% was partially offset by net selling price decreases of 0.5%, while foreign exchange was flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.0%. Organic sales in the Oral, Personal and Home Care product segment in the second quarter of 2018 were even with the second quarter of 2017.

The Company’s share of the global toothpaste market was 42.1% on a year-to-date basis, down 1.1 share points from the year ago period, and its share of the global manual toothbrush market was 32.3% on a year-to-date basis, down 0.7 share points from the year ago period. Year-to-date market shares in toothpaste were up in Europe, flat in Latin America and down in North America, Asia Pacific and Africa/Eurasia versus the comparable 2017 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America and Africa/Eurasia and down in Europe and Asia Pacific versus the comparable 2017 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $592 in the second quarter of 2018, up 3.5% from the second quarter of 2017, driven by volume growth of 1.0%, net selling price increases 1.0% and positive foreign exchange of 1.5%. Organic sales in the Hill’s Pet Nutrition segment increased 2.0% in the second quarter of 2018.

Gross Profit/Margin

Worldwide Gross profit increased to $2,301 in the second quarter of 2018 from $2,300 in the second quarter of 2017. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $2,306 in the second quarter of 2018 from $2,321 in the second quarter of 2017. This decrease in Gross profit reflects a decrease of $53 resulting from lower Gross profit margin, partially offset by an increase of $38 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 59.2% in the second quarter of 2018 from 60.1% in the second quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 140 basis points (bps) to 59.3% in the second quarter of 2018 from 60.7% in the second quarter of 2017. This decrease in Gross profit margin was due to higher raw and packaging material costs (320 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (180 bps).

	Three Months Ended June 30,
	2018	2017
Gross profit, GAAP	$2,301	$2,300
Global Growth and Efficiency Program	5	21
Gross profit, non-GAAP	$2,306	$2,321

	Three Months Ended June 30,
	2018	2017	Basis Point Change
Gross profit margin, GAAP	59.2%	60.1%	(90)
Global Growth and Efficiency Program	0.1	0.6
Gross profit margin, non-GAAP	59.3%	60.7%	(140)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1% to $1,300 in the second quarter of 2018 from $1,309 in the second quarter of 2017. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,290 in the second quarter of 2018 from $1,292 in the second quarter of 2017, reflecting lower overhead expenses of $6, partially offset by increased advertising investment of $4.

Selling, general and administrative expenses as a percentage of Net sales decreased to 33.5% in the second quarter of 2018 from 34.2% in the second quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales decreased by 60 bps to 33.2% in the second quarter of 2018 as compared to 33.8% in the second quarter of 2017. This decrease was due to lower overhead expenses as a percentage of Net sales (60 bps). In the second quarter of 2018, advertising investment increased 1.0% to $403, as compared with $399 in the second quarter of 2017, and was 10.4% as a percentage of Net sales in the second quarter of 2018, even with the second quarter of 2017.

	Three Months Ended June 30,
	2018	2017
Selling, general and administrative expenses, GAAP	$1,300	$1,309
Global Growth and Efficiency Program	(10)	(17)
Selling, general and administrative expenses, non-GAAP	$1,290	$1,292

	Three Months Ended June 30,
	2018	2017	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	33.5%	34.2%	(70)
Global Growth and Efficiency Program	(0.3)	(0.4)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	33.2%	33.8%	(60)

Other (Income) Expense, Net

Other (income) expense, net was $55 in the second quarter of 2018, as compared to $113 in the second quarter of 2017. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Other (income) expense, net was $12 in the second quarter of 2018, as compared to $10 in the second quarter of 2017.

	Three Months Ended June 30,
	2018	2017
Other (income) expense, net, GAAP	$55	$113
Global Growth and Efficiency Program	(43)	(103)
Other (income) expense, net, non-GAAP	$12	$10

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $946 in the second quarter of 2018 from $878 in the second quarter of 2017. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit decreased 1% to $1,004 in the second quarter of 2018 from $1,019 in the second quarter of 2017, as a decrease in Gross profit was partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 24.3% in the second quarter of 2018, an increase of 140 bps compared to 22.9% in the second quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 25.8% in the second quarter of 2018, a decrease of 80 bps as compared to 26.6% in the second quarter of 2017. This decrease in Operating profit margin was due to a decrease in Gross profit (140 bps), partially offset by a decrease in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales.

	Three Months Ended June 30,
	2018	2017	% Change
Operating profit, GAAP	$946	$878	8%
Global Growth and Efficiency Program	58	141
Operating profit, non-GAAP	$1,004	$1,019	(1)%

	Three Months Ended June 30,
	2018	2017	Basis Point Change
Operating profit margin, GAAP	24.3%	22.9%	140
Global Growth and Efficiency Program	1.5	3.7
Operating profit margin, non-GAAP	25.8%	26.6%	(80)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $23 in the second quarter of 2018, as compared to $25 in the second quarter of 2017. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $20 in the second quarter of 2018, as compared to $24 in the second quarter of 2017.

	Three Months Ended June 30,
	2018	2017
Non-service related postretirement costs, GAAP	$23	$25
Global Growth and Efficiency Program	(3)	(1)
Non-service related postretirement costs, non-GAAP	$20	$24

Interest (Income) Expense, Net

Interest (income) expense, net was $35 in the second quarter of 2018 as compared to $24 in the second quarter of 2017, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2018 increased to $637 from $524 in the second quarter of 2017, and Earnings per common share on a diluted basis increased to $0.73 per share in the second quarter of 2018 from $0.59 in the second quarter of 2017. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program and, in the second quarter of 2018, included a benefit from a foreign tax matter. See “Income Taxes” below for additional information.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2018 increased 5% to $673, and Earnings per common share on a diluted basis increased 7% to $0.77 in the second quarter of 2018 from $0.72 in the second quarter of 2017.

	Three Months Ended June 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$888	$213	$675	$38	$637	$0.73
Global Growth and Efficiency Program	61	13	48	(3)	51	0.06
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
Non-GAAP	$949	$241	$708	$35	$673	$0.77

	Three Months Ended June 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$829	$269	$560	$524	$0.59
Global Growth and Efficiency Program	142	27	115	115	0.13
Non-GAAP	$971	$296	$675	$639	$0.72

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$824	$764	8.0%
Operating profit	$264	$255	4%
% of Net sales	32.0%	33.4%	(140)	bps

Net sales in North America increased 8.0% in the second quarter of 2018 to $824, driven by volume growth of 7.0%, net selling price increases of 0.5% and positive foreign exchange of 0.5%. The Company’s previously disclosed professional skin care acquisitions increased volume by 5.5%. Organic sales in North America increased 2.0% in the second quarter of 2018.

The increase in organic sales in North America in the second quarter of 2018 versus the second quarter of 2017 was due to an increase in Oral Care and Home Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories. The decrease in Personal Care was primarily due to declines in organic sales in the underarm protection category, which was partially offset by organic sales growth in the liquid hand soap category.

Operating profit in North America increased 4% in the second quarter of 2018 to $264, while as a percentage of Net sales it decreased 140 bps to 32.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps), an increase in Selling, general and administrative expenses (40 bps) and an increase in Other (income) expense, net (60 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (180 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (90 bps), partially offset by decreased advertising investment (50 bps). This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$933	$1,002	(7.0)%
Operating profit	$262	$309	(15)%
% of Net sales	28.1%	30.8%	(270)	bps

Net sales in Latin America decreased 7.0% to $933 in the second quarter of 2018, driven by volume declines of 1.0%, net selling price decreases of 0.5% and negative foreign exchange of 5.5%. Volume declines in Central America were partially offset by volume gains in the Southern Cone region. Organic sales in Latin America decreased 1.5% in the second quarter of 2018.

The decrease in organic sales in Latin America in the second quarter of 2018 versus the second quarter of 2017 was due to decreases in Oral Care and Personal Care organic sales, partially offset by an increase in Home Care organic sales. The decrease in Oral Care was due to a decline in organic sales in the toothpaste category, which was partially offset by organic sales growth in the manual toothbrush category. The decrease in Personal Care was due to a decline in organic sales in the bar soap category. The increase in Home Care was due to organic sales growth in the liquid cleaner, fabric softener and hand dish categories.

Operating profit in Latin America decreased 15% in the second quarter of 2018 to $262, or 270 bps to 28.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (210 bps) and an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (360 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (80 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$620	$584	6.0%
Operating profit	$156	$146	7%
% of Net sales	25.2%	25.0%	20	bps

Net sales in Europe increased 6.0% in the second quarter of 2018 to $620, as volume growth of 2.5% and positive foreign exchange of 7.0% were partially offset by net selling price decreases of 3.5%. Volume gains were led by France, the United Kingdom and Italy. Organic sales in Europe decreased 1.0% in the second quarter of 2018.

The decrease in organic sales in Europe in the second quarter of 2018 versus the second quarter of 2017 was primarily due to a decrease in Personal Care organic sales. The decrease in Personal Care was primarily due to declines in organic sales in the shower gel and shampoo categories.

Operating profit in Europe increased 7% in the second quarter of 2018 to $156, or 20 bps to 25.2% of Net sales. This increase in Operating profit as a percentage of Net sales was due to a decrease in Selling, general and administrative expenses (20 bps) and a decrease in Other (income) expense, net (50 bps), partially offset by a decrease in Gross profit (50 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (160 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (180 bps). This decrease in Selling, general and administrative expenses was due to decreased advertising investment (30 bps), partially offset by higher overhead expenses (10 bps).

Asia Pacific

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$674	$663	1.5%
Operating profit	$203	$206	(1)%
% of Net sales	30.1%	31.1%	(100)	bps

Net sales in Asia Pacific increased 1.5% in the second quarter of 2018 to $674, as net selling price increases of 1.0% and positive foreign exchange of 1.5% were partially offset by volume declines of 1.0%. Volume declines in the Greater China region were partially offset by volume gains in India and the Philippines. Organic sales in Asia Pacific in the second quarter of 2018 were even with the second quarter of 2017.

The organic sales performance in Asia Pacific in the second quarter of 2018 was due to an increase in organic sales in Oral Care, offset by a decline in organic sales in Personal Care. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to declines in organic sales in the shampoo and bar soap categories.

Operating profit in Asia Pacific decreased 1% in the second quarter of 2018 to $203, or 100 bps to 30.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (50 bps) and an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (270 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (40 bps), partially offset by decreased advertising investment (20 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$243	$241	1.0%
Operating profit	$42	$45	(7)%
% of Net sales	17.3%	18.7%	(140)	bps

Net sales in Africa/Eurasia increased 1.0% in the second quarter of 2018 to $243, as volume growth of 2.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 2.0%. Volume gains were mainly driven by South Africa and the Sub-Saharan Africa region. Organic sales in Africa/Eurasia increased 3.0% in the second quarter of 2018.

The increase in organic sales in Africa/Eurasia in the second quarter of 2018 versus the second quarter of 2017 was due to an increase in Oral Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste category. The decrease in Personal Care was due to declines in organic sales in the underarm protection and bar soap categories.

Operating profit in Africa/Eurasia decreased 7% in the second quarter of 2018 to $42, or 140 bps to 17.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (400 bps), partially offset by a decrease in Selling, general and administrative expenses (240 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (490 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (70 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (220 bps).

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$592	$572	3.5%
Operating profit	$165	$169	(2)%
% of Net sales	27.9%	29.5%	(160)	bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the second quarter of 2018 to $592, driven by volume growth of 1.0%, net selling price increases of 1.0% and positive foreign exchange of 1.5%. Volume gains in the United States and Australia were partially offset by volume declines in South Africa. Organic sales in Hill’s Pet Nutrition increased 2.0% in the second quarter of 2018.

The increase in organic sales in the second quarter of 2018 versus the second quarter of 2017 was due to increases in organic sales in the Prescription Diet and Naturals categories, partially offset by a decline in organic sales in the Advanced Nutrition category.

Operating profit in Hill’s Pet Nutrition decreased 2% in the second quarter of 2018 to $165, or 160 bps to 27.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (130 bps) and an increase in Other (income) expense, net (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (310 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (130 bps). This increase in Other (income) expense, net was due to the expiration of a foreign sales tax benefit.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended June 30,
	2018	2017	Change
Operating profit (loss)	$(146)	$(252)	(42)%

Operating profit (loss) related to Corporate was ($146) in the second quarter of 2018 as compared to ($252) in the second quarter of 2017. In the second quarter of 2018, Corporate Operating profit (loss) included charges of $58 resulting from the Global Growth and Efficiency Program. In the second quarter of 2017, Corporate Operating profit (loss) included charges of $141 resulting from the Global Growth and Efficiency Program.

Six Months

Worldwide Net sales were $7,888 in the first six months of 2018, up 4.0% as compared to the first six months of 2017, driven by volume growth of 2.0% and positive foreign exchange of 2.0%, while net selling prices were flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.0%. Organic sales increased 1.0% in the first six months of 2018.

Net sales in the Oral, Personal and Home Care product segment were $6,712 in the first six months of 2018, an increase of 4.0% as compared to the first six months of 2017, as volume growth of 2.0% and positive foreign exchange of 2.5% were partially offset by net selling price decreases of 0.5%. The Company’s previously disclosed acquisitions increased volume by 1.0%. Organic sales in the Oral, Personal and Home Care product segment increased 0.5% in the first six months of 2018.

The increase in organic sales in the first six months of 2018 versus the first six months of 2017 was due to increases in Oral Care and Home Care organic sales, partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Home Care was due to organic sales growth in the fabric softener, liquid cleaner and hand dish categories. The decrease in Personal Care was primarily due to declines in organic sales in the bar soap, shampoo and underarm protection categories.

Net sales in the Hill’s Pet Nutrition segment were $1,176 in the first six months of 2018, an increase of 4.5% as compared to the first six months of 2017, driven by volume growth of 1.0%, net selling price increases of 0.5% and positive foreign exchange of 3.0%. Organic sales for the Hill’s Pet Nutrition segment increased 1.5% in the first six months of 2018 as organic sales growth in the Prescription Diet category was partially offset by declines in organic sales in the Advanced Nutrition and Naturals categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2018	2017
Net sales
Oral, Personal and Home Care
North America	$1,651	$1,524
Latin America	1,862	1,926
Europe	1,268	1,142
Asia Pacific	1,433	1,383
Africa/Eurasia	498	487
Total Oral, Personal and Home Care	6,712	6,462
Pet Nutrition	1,176	1,126
Total Net sales	$7,888	$7,588

Operating profit
Oral, Personal and Home Care
North America	$521	$502
Latin America	535	580
Europe	318	288
Asia Pacific	429	425
Africa/Eurasia	92	91
Total Oral, Personal and Home Care	1,895	1,886
Pet Nutrition	329	332
Corporate	(295)	(428)
Total Operating profit	$1,929	$1,790

Within the Oral, Personal and Home Care product segment, North America Net sales increased 8.5%, driven by volume growth of 8.0% and positive foreign exchange of 0.5% while net selling prices were flat. The Company’s previously disclosed professional skin care acquisitions increased volume in North America by 4.5%. Organic sales in North America increased 3.5%. Latin America Net sales decreased 3.5%, driven by volume declines of 0.5% and negative foreign exchange of 3.0%, while net selling prices were flat. Organic sales in Latin America decreased 0.5%. Europe Net sales increased 11.0%, as volume growth of 3.5% and positive foreign exchange of 10.5% were partially offset by net selling price decreases of 3.0%. Organic sales in Europe increased 0.5%. Asia Pacific Net sales increased 3.5%, driven by positive foreign exchange of 3.5%, while volume and net selling prices were flat. Organic sales in Asia Pacific were even with the first six months of 2017. Africa/Eurasia Net sales increased 2.5%, as net selling price increases of 1.5% and positive foreign exchange of 1.5% were partially offset by volume declines of 0.5%. Organic sales in Africa/Eurasia increased 1.0%.

In the first six months of 2018, Operating profit (loss) related to Corporate was ($295) as compared to ($428) in the first six months of 2017. In the first six months of 2018 and 2017, Corporate Operating profit (loss) included charges of $82 and $186, respectively, resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $4,709 in the first six months of 2018 from $4,569 in the first six months of 2017. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $4,720 in the first six months of 2018 from $4,604 in the first six months of 2017. This increase in Gross profit reflects an increase of $184 resulting from higher Net sales, partially offset by a decrease of $68 resulting from lower Gross profit margin in the first six months of 2018.

Worldwide Gross profit margin was 59.7% in the first six months of 2018 as compared to 60.2% in the first six months of 2017. Excluding the charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 90 bps to 59.8% in the first six months of 2018, from 60.7% in the first six months of 2017 due to higher raw and packaging material costs (240 bps), which were partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps).

	Six Months Ended June 30,
	2018	2017
Gross profit, GAAP	$4,709	$4,569
Global Growth and Efficiency Program	11	35
Gross profit, non-GAAP	$4,720	$4,604

	Six Months Ended June 30,
	2018	2017	Basis Point Change
Gross profit margin, GAAP	59.7%	60.2%	(50)
Global Growth and Efficiency Program	0.1	0.5
Gross profit margin, non-GAAP	59.8%	60.7%	(90)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $2,692 in the first six months of 2018 from $2,645 in the first six months of 2017. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges, Selling, general and administrative expenses increased to $2,677 in the first six months of 2018 from $2,607 in the first six months of 2017, reflecting higher overhead expenses of $50 and increased advertising investment of $20.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.1% in the first six months of 2018 from 34.9% in the first six months of 2017. Excluding charges resulting from the Global Growth and Efficiency Program, Selling, general and administrative expenses as a percentage of Net sales were 33.9% in the first six months of 2018, a decrease of 50 bps as compared to the first six months of 2017. This decrease was due to lower overhead expenses (40 bps) and decreased advertising investment (10 bps), both as a percentage of Net sales. In the first six months of 2018, advertising investment increased 3% to $819, as compared with $799 in the first six months of 2017, while as a percentage of Net sales, it decreased to 10.4% in the first six months of 2018 from 10.5% in the first six months of 2017.

	Six Months Ended June 30,
	2018	2017
Selling, general and administrative expenses, GAAP	$2,692	$2,645
Global Growth and Efficiency Program	(15)	(38)
Selling, general and administrative expenses, non-GAAP	$2,677	$2,607

	Six Months Ended June 30,
	2018	2017	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.1%	34.9%	(80)
Global Growth and Efficiency Program	(0.2)	(0.5)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	33.9%	34.4%	(50)

Other (Income) Expense, Net

Other (income) expense, net was $88 in the first six months of 2018, as compared to $134 in the first six months of 2017. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Other (income) expense, net was $32 in the first six months of 2018, as compared to $21 in the first six months of 2017. This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

	Six Months Ended June 30,
	2018	2017
Other (income) expense, net, GAAP	$88	$134
Global Growth and Efficiency Program	(56)	(113)
Other (income) expense, net, non-GAAP	$32	$21

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $1,929 in the first six months of 2018 from $1,790 in the first six months of 2017. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods, Operating profit for the first six months of 2018 increased 2% to $2,011 from $1,976 in the first six months of 2017, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 24.5% in the first six months of 2018, an increase of 90 bps compared to 23.6% in the first six months of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 25.5%, a decrease of 50 bps from 26.0% in the first six months of 2017. This decrease was primarily due to a decrease in Gross profit margin (90 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2018	2017	% Change
Operating profit, GAAP	$1,929	$1,790	8%
Global Growth and Efficiency Program	82	186
Operating profit, non-GAAP	$2,011	$1,976	2%

	Six Months Ended June 30,
	2018	2017	Basis Point Change
Operating profit margin, GAAP	24.5%	23.6%	90
Global Growth and Efficiency Program	1.0	2.4
Operating profit margin, non-GAAP	25.5%	26.0%	(50)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $47 in the first six months of 2018, as compared to $52 in the first six months of 2017. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $40 in the first six months of 2018, as compared to $50 in the first six months of 2017.

	Six Months Ended June 30,
	2018	2017
Non-service related postretirement costs, GAAP	$47	$52
Global Growth and Efficiency Program	(7)	(2)
Non-service related postretirement costs, non-GAAP	$40	$50

Interest (Income) Expense, Net

Interest (income) expense, net was $70 in the first six months of 2018 as compared to $47 in the first six months of 2017, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.0% for the second quarter of 2018 as compared to 32.4% for the second quarter of 2017. As reflected in the table below, the non-GAAP effective income tax rate was 25.4% for the second quarter of 2018, as compared to 30.5% in the comparable period of 2017.

The effective income tax rate was 25.3% for the first six months of 2018 as compared to 30.8% for the first six months of 2017. As reflected in the table below, the non-GAAP effective income tax rate was 26.0% for the first six months ended June 30, 2018, as compared to 29.9% in the comparable period of 2017.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 26.4%, compared to 31.3% in the second quarter of 2017, primarily due to the enactment of the TCJA, as discussed in more detail below. See Note 11, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended June 30,
	2018			2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$888	$213	24.0%	$829	$269	32.4%
Global Growth and Efficiency Program	61	13	(0.2)	142	27	(1.9)
Benefit from a foreign tax matter	—	15	1.6	—	—	—
Non-GAAP	$949	$241	25.4%	$971	$296	30.5%

	Six Months Ended June 30,
	2018			2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,812	$459	25.3%	$1,691	$520	30.8%
Global Growth and Efficiency Program	89	21	(0.1)	188	42	(0.9)
Benefit from a foreign tax matter	—	15	0.8	—	—	—
Non-GAAP	$1,901	$495	26.0%	$1,879	$562	29.9%

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

In March 2018, the lower courts ruled in the Company’s favor for the years 2006, 2007 and 2012 through 2014. The deadline for the local tax authorities to appeal has now passed, and the Company considers all outstanding disputes on this matter resolved. As a result, the Company recorded an additional tax benefit of $15, including interest, during the second quarter of 2018.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2018 increased to $1,271 from $1,094 in the comparable 2017 period. Earnings per common share on a diluted basis increased to $1.45 per share from $1.23 per share in the comparable 2017 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program and, in the first six months of 2018, included a benefit from a foreign tax matter. See “Income Taxes” above for additional information.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 7% to $1,327 in the first six months of 2018 from $1,240 in the first six months of 2017 and Earnings per common share on a diluted basis increased 9% to $1.51 in the first six months of 2018 from $1.39 in the first six months of 2017.

	Six Months Ended June 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,812	$459	$1,353	$82	$1,271	$1.45
Global Growth and Efficiency Program	89	21	68	(3)	71	0.08
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
Non-GAAP	$1,901	$495	$1,406	$79	$1,327	$1.51

	Six Months Ended June 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,691	$520	$1,171	$1,094	$1.23
Global Growth and Efficiency Program	188	42	146	146	0.16
Non-GAAP	$1,879	$562	$1,317	$1,240	$1.39

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

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (50%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (5%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (25%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

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

For the three and six months ended June 30, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$5	$21	$11	$35
Selling, general and administrative expenses	10	17	15	38
Other (income) expense, net	43	103	56	113
Non-service related postretirement costs	3	1	7	2
Total Global Growth and Efficiency Program charges, pretax	$61	$142	$89	$188

Total Global Growth and Efficiency Program charges, aftertax	$51	$115	$71	$146

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2018	2017	2018	2017
North America	8%	17%	17%	22%	18%
Latin America	11%	3%	11%	3%	4%
Europe	2%	55%	2%	42%	20%
Asia Pacific	(6)%	3%	1%	3%	3%
Africa/Eurasia	7%	2%	6%	2%	6%
Hill’s Pet Nutrition	22%	2%	21%	4%	8%
Corporate	56%	18%	42%	24%	41%
Total	100%	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,650 ($1,224 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2018
Employee-Related Costs	$663
Incremental Depreciation	91
Asset Impairments	38
Other	858
Total	$1,650

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2018	$104	$—	$—	$100	$204
Charges	17	—	2	42	61
Cash payments	(33)	—	—	(17)	(50)
Charges against assets	(3)	—	(2)	—	(5)
Foreign exchange	(3)	—	—	—	(3)
Other	—	—	—	5	5
Balance at June 30, 2018	$82	$—	$—	$130	$212

	Six Months Ended June 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	35	1	2	51	89
Cash payments	(72)	—	—	(33)	(105)
Charges against assets	(7)	(1)	(2)	—	(10)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	5	5
Balance at June 30, 2018	$82	$—	$—	$130	$212

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $3 and $7 for the three and six months ended June 30, 2018, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and six months ended June 30, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $12 and $20, respectively, and contract termination costs and charges resulting directly from exit activities of $30 and $31, respectively. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, as applicable, the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2018 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, the benefit from a foreign tax matter (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2018 and 2017 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2018:

Three Months Ended June 30, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	8.0%	0.5%	5.5%	2.0%
Latin America	(7.0)%	(5.5)%	—%	(1.5)%
Europe	6.0%	7.0%	—%	(1.0)%
Asia Pacific	1.5%	1.5%	—%	—%
Africa/Eurasia	1.0%	(2.0)%	—%	3.0%
Total Oral, Personal and Home Care	1.0%	—%	1.0%	—%
Pet Nutrition	3.5%	1.5%	—%	2.0%
Total Company	1.5%	—%	1.0%	0.5%

Six Months Ended June 30, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	8.5%	0.5%	4.5%	3.5%
Latin America	(3.5)%	(3.0)%	—%	(0.5)%
Europe	11.0%	10.5%	—%	0.5%
Asia Pacific	3.5%	3.5%	—%	—%
Africa/Eurasia	2.5%	1.5%	—%	1.0%
Total Oral, Personal and Home Care	4.0%	2.5%	1.0%	0.5%
Pet Nutrition	4.5%	3.0%	—%	1.5%
Total Company	4.0%	2.0%	1.0%	1.0%

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

Net cash provided by operations in the first six months of 2018 was $1,297 compared with $1,305 in the comparable period of 2017. The Company’s working capital was (2.1%) as a percentage of Net sales in the first six months of 2018 as compared to (3.9%) in the first six months of 2017. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

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

The Company anticipates that pretax charges for 2018 will approximate $100 to $175 ($75 to $125 aftertax). The Company expects savings in 2018 to amount to approximately $90 to $120 pretax ($100 to $125 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at June 30, 2018 is expected to be paid in the next twelve months.

Investing activities used $1,013 of cash in the first six months of 2018, compared with $312 in the comparable period of 2017, reflecting the Company’s acquisition of the outstanding equity interests of PCA and Elta, professional skin care businesses, for aggregate cash consideration of approximately $730. Capital spending was $216 in the first six months of 2018 compared to $229 in the comparable period of 2017. Capital expenditures for 2018 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $979 of cash during the first six months of 2018, compared with $1,119 in the comparable period of 2017, reflecting net proceeds on debt in the first six months of 2018 compared with net payments on debt in the comparable period of 2017 and lower proceeds from the exercise of stock options in the first six months of 2018 compared with the comparable period of 2017.

Long-term debt, including the current portion, decreased to $6,519 as of June 30, 2018 as compared to $6,566 as of December 31, 2017, and total debt increased to $6,865 as of June 30, 2018 as compared to $6,577 as of December 31, 2017 due to higher outstanding commercial paper as of June 30, 2018. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $741 and $883 as of June 30, 2018 and 2017, respectively. Commercial paper outstanding as of June 30, 2018 is U.S. dollar-denominated. The average daily balances outstanding for commercial paper in the first six months of 2018 and 2017 were $1,910 and $1,587, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

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

Cash and cash equivalents decreased $702 during the first six months of 2018 to $833 at June 30, 2018, compared to $1,535 at December 31, 2017, most of which ($766 and $1,467, respectively) were held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 12, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Shares repurchased from April 1, 2018 through June 18, 2018 were repurchased pursuant to a program approved by the Board on February 19, 2015 (the “2015 Program”). On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced the 2015 Program. The Company commenced the repurchase of shares of the Company’s common stock under the 2018 Program beginning June 19, 2018. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2018	530,732	$69.43	486,600	$—
May 1 through 31, 2018	2,701,815	$62.91	2,666,000	$—
June 1 through 30, 2018	2,184,158	$63.57	1,765,816	$4,950
Total	5,416,705	$63.81	4,918,416

(1)	Includes share repurchases under the 2015 Program and 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 498,289 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)
Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2018. As discussed above, on June 18, 2018, the Board authorized the 2018 Program, which replaced the 2015 Program. As of April 30, 2018 and May 31, 2018, there were shares with an approximate dollar value of $713 million and $545 million, respectively, available to be purchased under the 2015 Program.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges.

31-A	Certificate of the Chairman of the Board and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 27, 2018	/s/ Ian Cook
Ian Cook
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

July 27, 2018	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

July 27, 2018	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller