Form 10-Q
period 2018-09-30
COLGATE PALMOLIVE CO
filed 2018-10-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	867,319,919	September 30, 2018

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (A)	2018	2017 (A)
Net sales	$3,845	$3,974	$11,733	$11,562
Cost of sales	1,576	1,591	4,755	4,610
Gross profit	2,269	2,383	6,978	6,952
Selling, general and administrative expenses	1,369	1,410	4,061	4,055
Other (income) expense, net	26	16	114	150
Operating profit	874	957	2,803	2,747
Non-service related postretirement costs	18	30	65	82
Interest (income) expense, net	36	27	106	74
Income before income taxes	820	900	2,632	2,591
Provision for income taxes	258	250	717	770
Net income including noncontrolling interests	562	650	1,915	1,821
Less: Net income attributable to noncontrolling interests	39	43	121	120
Net income attributable to Colgate-Palmolive Company	$523	$607	$1,794	$1,701

Earnings per common share, basic	$0.60	$0.69	$2.06	$1.93

Earnings per common share, diluted	$0.60	$0.68	$2.05	$1.91

Dividends declared per common share *	$0.42	$0.40	$1.66	$1.59

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

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income including noncontrolling interests	$562	$650	$1,915	$1,821
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(49)	64	(247)	294
Retirement plans and other retiree benefit adjustments	31	54	59	79
Gains (losses) on cash flow hedges	(1)	(3)	9	(16)
Total Other comprehensive income (loss), net of tax	(19)	115	(179)	357
Total Comprehensive income including noncontrolling interests	543	765	1,736	2,178
Less: Net income attributable to noncontrolling interests	39	43	121	120
Less: Cumulative translation adjustments attributable to noncontrolling interests	(11)	2	(25)	11
Total Comprehensive income attributable to noncontrolling interests	28	45	96	131
Total Comprehensive income attributable to Colgate-Palmolive Company	$515	$720	$1,640	$2,047

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$841	$1,535
Receivables (net of allowances of $82 and $77, respectively)	1,532	1,480
Inventories	1,245	1,221
Other current assets	523	403
Total current assets	4,141	4,639
Property, plant and equipment:
Cost	8,451	8,460
Less: Accumulated depreciation	(4,580)	(4,388)
	3,871	4,072
Goodwill	2,539	2,218
Other intangible assets, net	1,660	1,341
Deferred income taxes	165	188
Other assets	195	218
Total assets	$12,571	$12,676
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$85	$11
Current portion of long-term debt	—	—
Accounts payable	1,158	1,212
Accrued income taxes	360	354
Other accruals	2,144	1,831
Total current liabilities	3,747	3,408
Long-term debt	6,519	6,566
Deferred income taxes	325	204
Other liabilities	2,048	2,255
Total liabilities	12,639	12,433
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,183	1,984
Retained earnings	21,008	20,531
Accumulated other comprehensive income (loss)	(4,172)	(3,855)
Unearned compensation	1	(5)
Treasury stock, at cost	(20,916)	(20,181)
Total Colgate-Palmolive Company shareholders’ equity	(430)	(60)
Noncontrolling interests	362	303
Total equity	(68)	243
Total liabilities and equity	$12,571	$12,676

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net income including noncontrolling interests	$1,915	$1,821
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	385	354
Restructuring and termination benefits, net of cash	(20)	80
Stock-based compensation expense	97	106
Charge for U.S. tax reform	80	—
Deferred income taxes	78	(2)
Voluntary benefit plan contributions	(67)	(81)
Cash effects of changes in:
Receivables	(196)	(50)
Inventories	(36)	16
Accounts payable and other accruals	13	39
Other non-current assets and liabilities	(55)	12
Net cash provided by operations	2,194	2,295
Investing Activities
Capital expenditures	(321)	(382)
Purchases of marketable securities and investments	(159)	(301)
Proceeds from sale of marketable securities and investments	28	149
Payment for acquisitions, net of cash acquired	(728)	—
Other	6	2
Net cash used in investing activities	(1,174)	(532)
Financing Activities
Principal payments on debt	(5,478)	(3,551)
Proceeds from issuance of debt	5,536	3,478
Dividends paid	(1,122)	(1,070)
Purchases of treasury shares	(956)	(1,055)
Proceeds from exercise of stock options	319	431
Net cash used in financing activities	(1,701)	(1,767)
Effect of exchange rate changes on Cash and cash equivalents	(13)	69
Net increase (decrease) in Cash and cash equivalents	(694)	65
Cash and cash equivalents at beginning of the period	1,535	1,315
Cash and cash equivalents at end of the period	$841	$1,380
Supplemental Cash Flow Information
Income taxes paid	$655	$820

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

3.	Recent Accounting Pronouncements and Updated Accounting Policies

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation–Retirement Benefits–Defined Benefit Plans–General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This new guidance is effective for the Company on a retrospective basis beginning in the year ending December 31, 2020, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company elected to adopt this new guidance early, beginning on January 1, 2018, and reclassified $163 during the first quarter of 2018.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The new guidance is effective for the Company beginning on January 1, 2019, with early adoption permitted. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. The new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018 and did not impact the Company’s Consolidated Financial Statements, as it is not the Company’s practice to change either the terms or the conditions of stock-based payment awards once they are granted.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. The non-service related components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement is required to be adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization can only be adopted on a prospective basis. Effective January 1, 2018, as required, the Company adopted this standard on a retrospective basis. As permitted by the new guidance, the Company used the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the basis for applying the retrospective presentation requirements. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components are included in a new line item, “Non-service related postretirement costs,” which is below Operating profit. For the three months ended September 30, 2017, the Company reclassified $19 and $11 and, for the nine months ended September 30, 2017, the Company reclassified $69 and $13 of non-service related components of pension and other postretirement benefit costs from Selling, general and administrative expenses and Other (income) expense, net, respectively, to Non-service related postretirement costs. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which supersedes Topic 840, “Leases.” The new accounting standard requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Company’s Consolidated Balance Sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will adopt the new standard on January 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. The Company has identified its significant lease contracts by geography and by asset type and is in the process of implementing a global lease management and accounting system. The Company is in the process of finalizing its assessment of the impact of the new standard on its Consolidated Financial Statements and is evaluating its processes and internal controls to identify any necessary changes.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In May 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the 2018 opening balance of retained earnings. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, “Revenue from Contracts with Customers,” while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, “Revenue Recognition.”

The new accounting standard changes only the timing of when certain of the Company’s sales are recorded and does not change the amount at which sales are recorded. The application of the new accounting standard did not have a material impact on the Company’s Consolidated Financial Statements for the three or nine months ended September 30, 2018 and is not expected to have a material impact on the Company’s Consolidated Financial Statements in future periods.

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

During the third quarter of 2018, the Company updated its analysis of the preliminary valuation of the assets and liabilities acquired, which primarily resulted in an increase of $64 to goodwill, a decrease in other intangible assets of $69 and a decrease in deferred income taxes of $5, compared with the estimates recorded in the first quarter of 2018. The impact of the change to the preliminary estimates was not material to the Company’s results of operations. As a result, the total purchase price consideration of $730 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Recognized amounts of assets acquired and liabilities assumed:
Inventories	$8
Other current assets	8
Other intangible assets	369
Goodwill	396
Other current liabilities	(6)
Deferred income taxes	(45)
Fair value of net assets acquired	$730

Based on the Company’s purchase price allocation, other intangible assets acquired primarily include trademarks of $231 with useful lives of 25 years and customer relationships of $133 with useful lives ranging from 12 to 13 years.

Goodwill of $396 was allocated to the North America segment. The Company expects that approximately 45% of the goodwill will be deductible for tax purposes.

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

Including the most recent expansion, cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax). The Company now anticipates that pretax charges for 2018 will approximate $125 to $165 ($95 to $125 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

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

For the three and nine months ended September 30, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$8	$16	$19	$51
Selling, general and administrative expenses	9	22	24	60
Other (income) expense, net	8	9	64	122
Non-service related postretirement costs	1	11	8	13
Total Global Growth and Efficiency Program charges, pretax	$26	$58	$115	$246

Total Global Growth and Efficiency Program charges, aftertax	$22	$39	$93	$185

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2018	2017	2018	2017
North America	16%	27%	17%	23%	18%
Latin America	8%	2%	11%	3%	4%
Europe	(24)%	(11)%	(4)%	29%	20%
Asia Pacific	14%	7%	4%	4%	3%
Africa/Eurasia	5%	2%	5%	2%	6%
Hill’s Pet Nutrition	40%	9%	25%	5%	8%
Corporate	41%	64%	42%	34%	41%
Total	100%	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,676 ($1,246 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2018
Employee-Related Costs	$672
Incremental Depreciation	91
Asset Impairments	43
Other	870
Total	$1,676

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

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2018	$82	$—	$—	$130	$212
Charges	9	—	5	12	26
Cash payments	(17)	—	—	(13)	(30)
Charges against assets	(1)	—	(5)	—	(6)
Foreign exchange	(3)	—	—	—	(3)
Other	—	—	—	—	—
Balance at September 30, 2018	$70	$—	$—	$129	$199

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	44	1	7	63	115
Cash payments	(89)	—	—	(46)	(135)
Charges against assets	(8)	(1)	(7)	—	(16)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at September 30, 2018	$70	$—	$—	$129	$199

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $8 for the three and nine months ended September 30, 2018, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits for additional information.

Incremental Depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments are recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $11 and $31, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $32, respectively. These charges were expensed as incurred.

6.    Inventories

Inventories by major class are as follows:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$248	$267
Work-in-process	40	42
Finished goods	957	912
Total Inventories	$1,245	$1,221

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Shareholders’ Equity

Changes in the components of Shareholders’ Equity for the nine months ended September 30, 2018 are as follows:

	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					1,794			121
Other comprehensive income (loss), net of tax						(154)		(25)
Dividends					(1,450)			(37)
Stock-based compensation expense		97
Shares issued for stock options		133		188
Shares issued for restricted stock units		(31)		31
Treasury stock acquired				(956)
Other		—	6	2	133	(163)	(1)
Balance, September 30, 2018	$1,466	$2,183	$1	$(20,916)	$21,008	$(4,172)		$362

(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,159 and $2,927 at September 30, 2018 and December 31, 2017, respectively, and unrecognized retirement plan and other retiree benefits costs of $1,017 and $923 at September 30, 2018 and December 31, 2017, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Earnings Per Share

For the three months ended September 30, 2018 and 2017, earnings per share were as follows:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$523	868.8	$0.60	$607	880.7	$0.69
Stock options and restricted stock units		2.3			5.6
Diluted EPS	$523	871.1	$0.60	$607	886.3	$0.68

For the three months ended September 30, 2018 and 2017, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 17,373,432 and 9,502,329, respectively.

For the nine months ended September 30, 2018 and 2017, earnings per share were as follows:

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,794	871.9	$2.06	$1,701	883.0	$1.93
Stock options and restricted stock units		3.1			6.3
Diluted EPS	$1,794	875.0	$2.05	$1,701	889.3	$1.91

For the nine months ended September 30, 2018 and 2017, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 16,602,521 and 9,209,060, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2018 and 2017 were as follows:

	2018		2017
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(38)	$(38)	$48	$62
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	24	18	72	45
Amortization of net actuarial loss, transition and prior service costs (1)	16	13	15	9
Retirement plans and other retiree benefits adjustments	40	31	87	54
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(2)	(1)	(8)	(5)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	—	—	4	2
Gains (losses) on cash flow hedges	(2)	(1)	(4)	(3)
Total Other comprehensive income (loss)	$—	$(8)	$131	$113

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2018 and 2017 were as follows:

	2018		2017
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$(216)	$(222)	$208	$283
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	24	18	72	45
Amortization of net actuarial loss, transition and prior service costs (1)	52	41	52	34
Retirement plans and other retiree benefits adjustments	76	59	124	79
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	4	3	(28)	(17)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	8	6	2	1
Gains (losses) on cash flow hedges	12	9	(26)	(16)
Total Other comprehensive income (loss)	$(128)	$(154)	$306	$346

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$3	$4	$3	$3
Interest cost	21	23	5	6	9	9
ESOP offset	—	—	—	—	—	(1)
Expected return on plan assets	(28)	(28)	(5)	(5)	(1)	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	12	12	2	2	2	1
Net periodic benefit cost	$5	$7	$5	$7	$13	$12

	Pension Benefits				Other Retiree Benefits
	United States		International
	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Service cost	$1	$1	$10	$11	$11	$11
Interest cost	64	70	16	16	28	30
ESOP offset	—	—	—	—	—	(1)
Expected return on plan assets	(86)	(83)	(16)	(15)	(1)	—
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	35	36	6	7	11	9
Net periodic benefit cost	$14	$24	$16	$19	$49	$49

For the nine months ended September 30, 2018 and 2017, the Company made voluntary contributions to its U.S. postretirement plans of $67 and $81, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

11.	Income Taxes

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During the third quarter of 2018, the Company recognized an additional provisional transition tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury through the third quarter of 2018 and the update of certain estimates and calculations based on information available through the third quarter of 2018.

Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted further. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge.

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

As a result of the early adoption of ASU No. 2018-02, the Company reclassified $163 of stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings during the first quarter of 2018. See Note 3, Recent Accounting Pronouncements and Updated Accounting Policies for additional information.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $139. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $62, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of September 30, 2018 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2018, there were 215 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 222 cases as of June 30, 2018 and 193 cases as of December 31, 2017. During the three months ended September 30, 2018, 23 new cases were filed and 30 cases were resolved by voluntary dismissal or settlement. During the nine months ended September 30, 2018, 90 new cases were filed and 68 cases were resolved by voluntary dismissal, judgment in the Company’s favor or settlement. The value of settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

Effective January 1, 2018, as required, the Company adopted ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on a retrospective basis. To conform to the current year’s presentation, for the three and nine months ended September 30, 2017, the Company reclassified $30 and $82, respectively, of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. The impact of the reclassification from Operating profit by segment for the three months ended September 30, 2017 is as follows: North America $15, Latin America $2, Europe $1, Asia Pacific $0, Africa/Eurasia $0, Pet Nutrition $6 and Corporate $6. The impact of the reclassification from Operating profit by segment for the nine months ended September 30, 2017 is as follows: North America $43, Latin America $5, Europe $4, Asia Pacific $1, Africa/Eurasia $1, Pet Nutrition $18 and Corporate $10. The reclassification had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Oral, Personal and Home Care
North America	$858	$795	$2,509	$2,319
Latin America	856	985	2,718	2,911
Europe	640	642	1,908	1,784
Asia Pacific	673	728	2,106	2,111
Africa/Eurasia	236	251	734	738
Total Oral, Personal and Home Care	3,263	3,401	9,975	9,863
Pet Nutrition	582	573	1,758	1,699
Total Net sales	$3,845	$3,974	$11,733	$11,562

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales
Oral Care	47%	48%	47%	48%
Personal Care	20%	20%	20%	19%
Home Care	18%	18%	18%	18%
Pet Nutrition	15%	14%	15%	15%
Total Net sales	100%	100%	100%	100%

Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating profit
Oral, Personal and Home Care
North America	$259	$264	$780	$766
Latin America	222	303	757	883
Europe	162	163	480	451
Asia Pacific	191	220	620	645
Africa/Eurasia	41	44	133	135
Total Oral, Personal and Home Care	875	994	2,770	2,880
Pet Nutrition	163	167	492	499
Corporate	(164)	(204)	(459)	(632)
Total Operating profit	$874	$957	$2,803	$2,747

For the three and nine months ended September 30, 2018, Corporate Operating profit (loss) included charges of $25 and $107, respectively, resulting from the Global Growth and Efficiency Program.

For the three and nine months ended September 30, 2017, Corporate Operating profit (loss) included charges of $47 and $233, respectively, resulting from the Global Growth and Efficiency Program.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		9/30/18	12/31/17		9/30/18	12/31/17
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$2	$—
Interest rate swap contracts	Other assets	—	—	Other liabilities	16	7
Foreign currency contracts	Other current assets	27	25	Other accruals	12	20
Foreign currency contracts	Other assets	—	—	Other liabilities	28	46
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$27	$25		$59	$73

Other financial instruments
Marketable securities	Other current assets	$120	$14
Total other financial instruments		$120	$14

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2018 and December 31, 2017. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2018 and December 31, 2017, was $6,660 and $6,799, respectively, and the related carrying value was $6,604 and $6,566, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during the three and nine months ended September 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at September 30,	$400	$1,000	$1,400	$1,095	$600	$1,695
Three months ended September 30,
Gain (loss) on derivatives	—	—	—	(14)	(1)	(15)
Gain (loss) on hedged items	—	—	—	14	1	15
Nine months ended September 30,
Gain (loss) on derivatives	(7)	(11)	(18)	(15)	(3)	(18)
Gain (loss) on hedged items	7	11	18	15	3	18

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended September 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at September 30,	$821	$14	$835	$724	$1	$725
Three months ended September 30,
Gain (loss) recognized in OCI	(2)	—	(2)	(8)	—	(8)
Gain (loss) reclassified into Cost of sales	—	—	—	(4)	—	(4)
Nine months ended September 30,
Gain (loss) recognized in OCI	4	—	4	(28)	—	(28)
Gain (loss) reclassified into Cost of sales	(8)	—	(8)	(2)	—	(2)

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

Activity related to net investment hedges recorded during the three and nine months ended September 30, 2018 and 2017 was as follows:

	2018			2017
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at September 30,	$633	$1,417	$2,050	$749	$590	$1,339
Three months ended September 30,
Gain (loss) on instruments	1	10	11	(23)	(22)	(45)
Gain (loss) on hedged items	—	(10)	(10)	22	22	44
Nine months ended September 30,
Gain (loss) on instruments	26	69	95	(69)	(115)	(184)
Gain (loss) on hedged items	(23)	(69)	(92)	69	115	184

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

Operationally, the Company is organized along geographic lines with management teams having responsibility for the business and financial results in each region. The Company competes in more than 200 countries and territories worldwide with established businesses in all regions contributing to the Company’s sales and profitability. Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce the Company’s exposure to business and other risks in any one country or part of the world.

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
As a result of the enactment of the TCJA, in the fourth quarter of 2017, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During the third quarter of 2018, the Company recognized an additional provisional transition tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury through the third quarter of 2018 and the update of certain estimates and calculations based on information available through the third quarter of 2018. Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the Securities and Exchange Commission (the “SEC”) or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted further. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Refer to “Results of Operations–Income Taxes” below for additional details.
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

In the three and nine months ended September 30, 2018, the Company incurred aftertax costs of $22 and $93, respectively, resulting from the Global Growth and Efficiency Program.

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

In addition, effective July 1, 2018, Argentina was designated as a hyper-inflationary economy under GAAP. Consequently, the functional currency for the Company’s Argentinian subsidiary is the U.S. dollar and the impact of Argentinian currency fluctuations has been and will be recorded in income. However, this designation has not had and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging with continued low category growth rates around the world. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking. In addition, the growth of e-commerce has affected and continues to affect consumer preferences and market dynamics. Given that approximately 70% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,845 in the third quarter of 2018, down 3.0% from the third quarter of 2017, as negative foreign exchange of 4.0% was partially offset by net selling price increases of 1.0%, while volume was flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, decreased 0.5% in the third quarter of 2018. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,263 in the third quarter of 2018, down 4.0% from the third quarter of 2017 as negative foreign exchange of 4.5% and volume declines of 0.5% were partially offset by net selling price increases of 1.0%. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.5%. Organic sales in the Oral, Personal and Home Care product segment decreased 1.0% in the third quarter of 2018.

The Company’s share of the global toothpaste market was 41.9% on a year-to-date basis, down 1.3 share points from the year ago period, and its share of the global manual toothbrush market was 32.2% on a year-to-date basis, down 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were flat in Europe and Africa/Eurasia and down in North America, Asia Pacific and Latin America versus the comparable 2017 period. In the manual toothbrush category, year-to-date market shares were up in North America and Latin America, flat in Africa/Eurasia and down in Europe and Asia Pacific versus the comparable 2017 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $582 in the third quarter of 2018, up 1.5% from the third quarter of 2017, driven by volume growth of 1.0% and net selling price increases of 2.0%, partially offset by negative foreign exchange of 1.5%. Organic sales in the Hill’s Pet Nutrition segment increased 3.0% in the third quarter of 2018.

Gross Profit/Margin

Worldwide Gross profit decreased to $2,269 in the third quarter of 2018 from $2,383 in the third quarter of 2017. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $2,277 in the third quarter of 2018 from $2,399 in the third quarter of 2017. This decrease in Gross profit reflects a decrease of $78 resulting from lower Net sales and a decrease of $44 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 59.0% in the third quarter of 2018 from 60.0% in the third quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 120 basis points (bps) to 59.2% in the third quarter of 2018 from 60.4% in the third quarter of 2017. This decrease in Gross profit margin was due to higher raw and packaging material costs (390 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (50 bps).

	Three Months Ended September 30,
	2018	2017
Gross profit, GAAP	$2,269	$2,383
Global Growth and Efficiency Program	8	16
Gross profit, non-GAAP	$2,277	$2,399

	Three Months Ended September 30,
	2018	2017	Basis Point Change
Gross profit margin, GAAP	59.0%	60.0%	(100)
Global Growth and Efficiency Program	0.2	0.4
Gross profit margin, non-GAAP	59.2%	60.4%	(120)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 3% to $1,369 in the third quarter of 2018 from $1,410 in the third quarter of 2017. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,360 in the third quarter of 2018 from $1,388 in the third quarter of 2017, reflecting lower overhead expenses of $18 and decreased advertising investment of $10.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.6% in the third quarter of 2018 from 35.5% in the third quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 50 bps to 35.4% in the third quarter of 2018 as compared to 34.9% in the third quarter of 2017. This increase was due to higher overhead expenses (40 bps) and increased advertising investment (10 bps), both as a percentage of Net sales. In the third quarter of 2018, advertising investment increased as a percentage of Net sales to 10.3% from 10.2% in the third quarter of 2017 but decreased 2% in absolute terms to $395, as compared with $405 in the third quarter of 2017.

	Three Months Ended September 30,
	2018	2017
Selling, general and administrative expenses, GAAP	$1,369	$1,410
Global Growth and Efficiency Program	(9)	(22)
Selling, general and administrative expenses, non-GAAP	$1,360	$1,388

	Three Months Ended September 30,
	2018	2017	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.6%	35.5%	10
Global Growth and Efficiency Program	(0.2)	(0.6)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.4%	34.9%	50

Other (Income) Expense, Net

Other (income) expense, net was $26 in the third quarter of 2018, as compared to $16 in the third quarter of 2017. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Other (income) expense, net was $18 in the third quarter of 2018, as compared to $7 in the third quarter of 2017. This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

	Three Months Ended September 30,
	2018	2017
Other (income) expense, net, GAAP	$26	$16
Global Growth and Efficiency Program	(8)	(9)
Other (income) expense, net, non-GAAP	$18	$7

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 9% to $874 in the third quarter of 2018 from $957 in the third quarter of 2017. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit decreased 10% to $899 in the third quarter of 2018 from $1,004 in the third quarter of 2017, as a decrease in Gross profit was partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 22.7% in the third quarter of 2018, a decrease of 140 bps compared to 24.1% in the third quarter of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 23.4% in the third quarter of 2018, a decrease of 190 bps as compared to 25.3% in the third quarter of 2017. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (120 bps) and an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2018	2017	% Change
Operating profit, GAAP	$874	$957	(9)%
Global Growth and Efficiency Program	25	47
Operating profit, non-GAAP	$899	$1,004	(10)%

	Three Months Ended September 30,
	2018	2017	Basis Point Change
Operating profit margin, GAAP	22.7%	24.1%	(140)
Global Growth and Efficiency Program	0.7	1.2
Operating profit margin, non-GAAP	23.4%	25.3%	(190)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $18 in the third quarter of 2018, as compared to $30 in the third quarter of 2017. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $17 in the third quarter of 2018, as compared to $19 in the third quarter of 2017.

	Three Months Ended September 30,
	2018	2017
Non-service related postretirement costs, GAAP	$18	$30
Global Growth and Efficiency Program	(1)	(11)
Non-service related postretirement costs, non-GAAP	$17	$19

Interest (Income) Expense, Net

Interest (income) expense, net was $36 in the third quarter of 2018 as compared to $27 in the third quarter of 2017, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2018 decreased to $523 from $607 in the third quarter of 2017, and Earnings per common share on a diluted basis decreased to $0.60 per share in the third quarter of 2018 from $0.68 in the third quarter of 2017. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the third quarter of 2018 also included a provisional charge related to U.S. tax reform. See “Income Taxes” below for additional information.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2018 decreased 3% to $625 from $646 in the third quarter of 2017, and Earnings per common share on a diluted basis decreased 1% to $0.72 in the third quarter of 2018 from $0.73 in the third quarter of 2017.

	Three Months Ended September 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$820	$258	$562	$523	$0.60
Global Growth and Efficiency Program	26	4	22	22	0.02
U.S. tax reform	—	(80)	80	80	0.10
Non-GAAP	$846	$182	$664	$625	$0.72

	Three Months Ended September 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$900	$250	$650	$607	$0.68
Global Growth and Efficiency Program	58	19	39	39	0.05
Non-GAAP	$958	$269	$689	$646	$0.73

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$858	$795	8.0%
Operating profit	$259	$264	(2)%
% of Net sales	30.2%	33.2%	(300)	bps

Net sales in North America increased 8.0% in the third quarter of 2018 to $858, driven by volume growth of 7.5% and net selling price increases of 0.5%, while foreign exchange was flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 6.0%. Organic sales in North America increased 2.0% in the third quarter of 2018.

The increase in organic sales in North America in the third quarter of 2018 versus the third quarter of 2017 was primarily due to an increase in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and toothbrush categories. The increase in Personal Care was primarily attributable to organic sales growth in the liquid hand soap and shower gel categories, partially offset by a decline in organic sales in the underarm protection category.

Operating profit in North America decreased 2% in the third quarter of 2018 to $259, or 300 bps to 30.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (60 bps), an increase in Selling, general and administrative expenses (170 bps) and an increase in Other (income) expense, net (70 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (220 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (200 bps), primarily driven by increased logistics costs. This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Latin America

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$856	$985	(13.0)%
Operating profit	$222	$303	(27)%
% of Net sales	25.9%	30.8%	(490)	bps

Net sales in Latin America decreased 13.0% to $856 in the third quarter of 2018. Volume declines of 6.0% and negative foreign exchange of 9.5% were partially offset by net selling price increases of 2.5%. Volume declines in Brazil, Central America and Argentina were partially offset by volume gains in the Greater Caribbean region and Mexico. Organic sales in Latin America decreased 3.5% in the third quarter of 2018.

The decrease in organic sales in Latin America in the third quarter of 2018 versus the third quarter of 2017 was due to decreases in Oral Care and Personal Care organic sales, partially offset by an increase in Home Care organic sales. The decrease in Oral Care was due to a decline in organic sales in the toothpaste category. The decrease in Personal Care was primarily due to a decline in organic sales in the bar soap category. The increase in Home Care was primarily due to organic sales growth in the hand dish category.

Operating profit in Latin America decreased 27% in the third quarter of 2018 to $222, or 490 bps to 25.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (340 bps) and an increase in Selling, general and administrative expenses (130 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (640 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (300 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (120 bps) and increased advertising investment (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Europe

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$640	$642	(0.5)%
Operating profit	$162	$163	(1)%
% of Net sales	25.3%	25.4%	(10)	bps

Net sales in Europe decreased 0.5% in the third quarter of 2018 to $640, as volume growth of 2.0% was more than offset by net selling price decreases of 1.5% and negative foreign exchange of 1.0%. Volume gains were led by the United Kingdom, Spain and Greece. Organic sales in Europe increased 0.5% in the third quarter of 2018.

The increase in organic sales in Europe in the third quarter of 2018 versus the third quarter of 2017 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to an increase in organic sales in the toothpaste category.

Operating profit in Europe decreased 1% in the third quarter of 2018 to $162, or 10 bps to 25.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to an increase in Selling, general and administrative expenses (20 bps), partially offset by an increase in Gross profit (10 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (200 bps), partially offset by higher raw and packaging material costs (180 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (50 bps), partially offset by lower overhead expenses (30 bps).

Asia Pacific

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$673	$728	(7.5)%
Operating profit	$191	$220	(13)%
% of Net sales	28.4%	30.2%	(180)	bps

Net sales in Asia Pacific decreased 7.5% in the third quarter of 2018 to $673, due to volume declines of 4.0% and negative foreign exchange of 3.5%, while net selling prices were flat. Volume declines in the Greater China region were partially offset by volume gains in India. Organic sales in Asia Pacific in the third quarter of 2018 decreased 4.0%.

The decrease in organic sales in Asia Pacific in the third quarter of 2018 was primarily due to a decrease in Oral Care organic sales. The decrease in Oral Care was due to declines in organic sales in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific decreased 13% in the third quarter of 2018 to $191, or 180 bps to 28.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (80 bps) and an increase in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (360 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (280 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (100 bps), partially offset by lower overhead expenses (10 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$236	$251	(6.0)%
Operating profit	$41	$44	(7)%
% of Net sales	17.4%	17.5%	(10)	bps

Net sales in Africa/Eurasia decreased 6.0% in the third quarter of 2018 to $236 as volume declines of 0.5% and negative foreign exchange of 8.5% were partially offset by net selling price increases of 3.0%. Volume declines in Russia and Saudi Arabia were partially offset by volume growth in the Gulf States and Israel. Organic sales in Africa/Eurasia increased 2.5% in the third quarter of 2018.

The increase in organic sales in Africa/Eurasia in the third quarter of 2018 versus the third quarter of 2017 was due to an increase in Oral Care organic sales, partially offset by decreases in Personal Care and Home Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to organic sales decline in the bar soap and underarm protection categories, partially offset by organic sales growth in the shower gel category. The decrease in Home Care was primarily due to a decline in organic sales in the fabric softener category.

Operating profit in Africa/Eurasia decreased 7% in the third quarter of 2018 to $41, or 10 bps to 17.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (170 bps), partially offset by a decrease in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (550 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (120 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2018	2017	Change
Net sales	$582	$573	1.5%
Operating profit	$163	$167	(2)%
% of Net sales	28.0%	29.1%	(110)	bps

Net sales for Hill’s Pet Nutrition increased 1.5% in the third quarter of 2018 to $582, as volume growth of 1.0% and net selling price increases of 2.0% were partially offset by negative foreign exchange of 1.5%. Volume gains in the United States, South Africa and Australia were partially offset by volume declines in Western Europe. Organic sales in Hill’s Pet Nutrition increased 3.0% in the third quarter of 2018.

The increase in organic sales in the third quarter of 2018 versus the third quarter of 2017 was due to increases in organic sales in the Prescription Diet, Naturals and Advanced Nutrition categories.

Operating profit in Hill’s Pet Nutrition decreased 2% in the third quarter of 2018 to $163, or 110 bps to 28.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (60 bps) and an increase in Other (income) expense, net (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (270 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps). This increase in Other (income) expense, net was primarily due to the expiration of a foreign sales tax benefit.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Corporate

	Three Months Ended September 30,
	2018	2017	Change
Operating profit (loss)	$(164)	$(204)	(20)%

Operating profit (loss) related to Corporate was ($164) in the third quarter of 2018 as compared to ($204) in the third quarter of 2017. In the third quarter of 2018, Corporate Operating profit (loss) included charges of $25 resulting from the Global Growth and Efficiency Program. In the third quarter of 2017, Corporate Operating profit (loss) included charges of $47 resulting from the Global Growth and Efficiency Program.

Nine Months

Worldwide Net sales were $11,733 in the first nine months of 2018, up 1.5% as compared to the first nine months of 2017, driven by volume growth of 1.5%, while net selling prices and foreign exchange were flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.0%. Organic sales increased 0.5% in the first nine months of 2018.

Net sales in the Oral, Personal and Home Care product segment were $9,975 in the first nine months of 2018, an increase of 1.0% as compared to the first nine months of 2017, driven by volume growth of 1.0%, while net selling prices and foreign exchange were flat. The Company’s previously disclosed professional skin care acquisitions increased volume by 1.0%. Organic sales in the Oral, Personal and Home Care product segment were even with the first nine months of 2017.

Increases in Oral Care and Home Care organic sales in the first nine months of 2018 were offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and fabric softener categories. The decrease in Personal Care was primarily due to declines in organic sales in the bar soap, shampoo and underarm protection categories, partially offset by organic sales growth in the liquid hand soap category.

Net sales in the Hill’s Pet Nutrition segment were $1,758 in the first nine months of 2018, an increase of 3.5% as compared to the first nine months of 2017, driven by volume growth of 1.0%, net selling price increases of 1.0% and positive foreign exchange of 1.5%. Organic sales for the Hill’s Pet Nutrition segment increased 2.0% in the first nine months of 2018, driven by organic sales growth in the Prescription Diet category, which was partially offset by declines in organic sales in the Advanced Nutrition and Naturals categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2018	2017
Net sales
Oral, Personal and Home Care
North America	$2,509	$2,319
Latin America	2,718	2,911
Europe	1,908	1,784
Asia Pacific	2,106	2,111
Africa/Eurasia	734	738
Total Oral, Personal and Home Care	9,975	9,863
Pet Nutrition	1,758	1,699
Total Net sales	$11,733	$11,562

Operating profit
Oral, Personal and Home Care
North America	$780	$766
Latin America	757	883
Europe	480	451
Asia Pacific	620	645
Africa/Eurasia	133	135
Total Oral, Personal and Home Care	2,770	2,880
Pet Nutrition	492	499
Corporate	(459)	(632)
Total Operating profit	$2,803	$2,747

Within the Oral, Personal and Home Care product segment, North America Net sales increased 8.0%, driven by volume growth of 7.5% and net selling price increases of 0.5% while foreign exchange was flat. The Company’s previously disclosed professional skin care acquisitions increased volume in North America by 5.0%. Organic sales in North America increased 3.0%. Latin America Net sales decreased 6.5%, driven by volume declines of 2.5% and negative foreign exchange of 5.0%, partially offset by net selling price increases of 1.0%. Organic sales in Latin America decreased 1.5%. Europe Net sales increased 7.0%, as volume growth of 3.0% and positive foreign exchange of 6.5% were partially offset by net selling price decreases of 2.5%. Organic sales in Europe increased 0.5%. Asia Pacific Net sales were flat as volume declines of 1.5% were offset by positive foreign exchange of 1.5%, while net selling prices were flat. Organic sales in Asia Pacific decreased 1.5%. Africa/Eurasia Net sales decreased 0.5%, as volume declines of 0.5% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 2.0%. Organic sales in Africa/Eurasia increased 1.5%.

In the first nine months of 2018, Operating profit (loss) related to Corporate was ($459) as compared to ($632) in the first nine months of 2017. In the first nine months of 2018 and 2017, Corporate Operating profit (loss) included charges of $107 and $233, respectively, resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $6,978 in the first nine months of 2018 from $6,952 in the first nine months of 2017. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $6,997 in the first nine months of 2018 from $7,003 in the first nine months of 2017. This decrease in Gross profit reflects a decrease of $112 resulting from lower Gross profit margin, partially offset by an increase of $106 resulting from higher Net sales in the first nine months of 2018.

Worldwide Gross profit margin was 59.5% in the first nine months of 2018 as compared to 60.1% in the first nine months of 2017. Excluding the charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 100 bps to 59.6% in the first nine months of 2018, from 60.6% in the first nine months of 2017 primarily due to higher raw and packaging material costs (300 bps), which were partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps).

	Nine Months Ended September 30,
	2018	2017
Gross profit, GAAP	$6,978	$6,952
Global Growth and Efficiency Program	19	51
Gross profit, non-GAAP	$6,997	$7,003

	Nine Months Ended September 30,
	2018	2017	Basis Point Change
Gross profit margin, GAAP	59.5%	60.1%	(60)
Global Growth and Efficiency Program	0.1	0.5
Gross profit margin, non-GAAP	59.6%	60.6%	(100)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $4,061 in the first nine months of 2018 from $4,055 in the first nine months of 2017. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $4,037 in the first nine months of 2018 from $3,995 in the first nine months of 2017, reflecting higher overhead expenses of $32 and increased advertising investment of $10.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.6% in the first nine months of 2018 from 35.1% in the first nine months of 2017. Excluding charges resulting from the Global Growth and Efficiency Program, Selling, general and administrative expenses as a percentage of Net sales were 34.4% in the first nine months of 2018, a decrease of 20 bps as compared to the first nine months of 2017. This decrease was due to lower overhead expenses (10 bps) and decreased advertising investment (10 bps), both as a percentage of Net sales. In the first nine months of 2018, advertising investment increased 1% to $1,214, as compared with $1,204 in the first nine months of 2017, while as a percentage of Net sales, it decreased to 10.3% in the first nine months of 2018 from 10.4% in the first nine months of 2017.

	Nine Months Ended September 30,
	2018	2017
Selling, general and administrative expenses, GAAP	$4,061	$4,055
Global Growth and Efficiency Program	(24)	(60)
Selling, general and administrative expenses, non-GAAP	$4,037	$3,995

	Nine Months Ended September 30,
	2018	2017	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.6%	35.1%	(50)
Global Growth and Efficiency Program	(0.2)	(0.5)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	34.4%	34.6%	(20)

Other (Income) Expense, Net

Other (income) expense, net was $114 in the first nine months of 2018, as compared to $150 in the first nine months of 2017. Other (income) expense, net in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Other (income) expense, net was $50 in the first nine months of 2018, as compared to $28 in the first nine months of 2017. This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

	Nine Months Ended September 30,
	2018	2017
Other (income) expense, net, GAAP	$114	$150
Global Growth and Efficiency Program	(64)	(122)
Other (income) expense, net, non-GAAP	$50	$28

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 2% to $2,803 in the first nine months of 2018 from $2,747 in the first nine months of 2017. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit for the first nine months of 2018 decreased 2% to $2,910 from $2,980 in the first nine months of 2017, primarily as a result of a decrease in Gross profit and an increase in Selling, general and administrative expenses.

Operating profit margin was 23.9% in the first nine months of 2018, an increase of 10 bps compared to 23.8% in the first nine months of 2017. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 24.8%, a decrease of 100 bps from 25.8% in the first nine months of 2017. This decrease was primarily due to a decrease in Gross profit margin (100 bps) as a percentage of Net sales.

	Nine Months Ended September 30,
	2018	2017	% Change
Operating profit, GAAP	$2,803	$2,747	2%
Global Growth and Efficiency Program	107	233
Operating profit, non-GAAP	$2,910	$2,980	(2)%

	Nine Months Ended September 30,
	2018	2017	Basis Point Change
Operating profit margin, GAAP	23.9%	23.8%	10
Global Growth and Efficiency Program	0.9	2.0
Operating profit margin, non-GAAP	24.8%	25.8%	(100)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $65 in the first nine months of 2018, as compared to $82 in the first nine months of 2017. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $57 in the first nine months of 2018, as compared to $69 in the first nine months of 2017.

	Nine Months Ended September 30,
	2018	2017
Non-service related postretirement costs, GAAP	$65	$82
Global Growth and Efficiency Program	(8)	(13)
Non-service related postretirement costs, non-GAAP	$57	$69

Interest (Income) Expense, Net

Interest (income) expense, net was $106 in the first nine months of 2018 as compared to $74 in the first nine months of 2017, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 31.5% for the third quarter of 2018 as compared to 27.8% for the third quarter of 2017. As reflected in the table below, the non-GAAP effective income tax rate was 21.5% for the third quarter of 2018, as compared to 28.1% in the comparable period of 2017.

The effective income tax rate was 27.2% for the first nine months of 2018 as compared to 29.7% for the first nine months of 2017. As reflected in the table below, the non-GAAP effective income tax rate was 24.6% for the nine months ended September 30, 2018, as compared to 29.3% in the comparable period of 2017.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 25.1%, compared to 30.8% in the third quarter of 2017, primarily due to the enactment of the TCJA, as discussed in more detail below. See Note 11, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended September 30,
	2018			2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$820	$258	31.5%	$900	$250	27.8%
Global Growth and Efficiency Program	26	4	(0.5)	58	19	0.3
U.S. tax reform	—	(80)	(9.5)	—	—	—
Non-GAAP	$846	$182	21.5%	$958	$269	28.1%

	Nine Months Ended September 30,
	2018			2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,632	$717	27.2%	$2,591	$770	29.7%
Global Growth and Efficiency Program	115	25	(0.2)	246	61	(0.4)
Benefit from a foreign tax matter	—	15	0.5	—	—	—
U.S. tax reform	—	(80)	(2.9)	—	—	—
Non-GAAP	$2,747	$677	24.6%	$2,837	$831	29.3%

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During the third quarter of 2018, the Company recognized an additional provisional transition tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury through the third quarter of 2018 and the update of certain estimates and calculations based on information available through the third quarter of 2018.

Given the significant complexity of the TCJA, recent and anticipated further guidance from the U.S. Treasury about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted further. The aforementioned guidance and additional information regarding the TCJA may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2018 increased to $1,794 from $1,701 in the comparable 2017 period. Earnings per common share on a diluted basis increased to $2.05 per share from $1.91 per share in the comparable 2017 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the first nine months of 2018 also included a benefit from a foreign tax matter and a provisional charge related to U.S. tax reform. See “Income Taxes” above for additional information.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company increased 3% to $1,952 in the first nine months of 2018 from $1,886 in the first nine months of 2017 and Earnings per common share on a diluted basis increased 5% to $2.23 in the first nine months of 2018 from $2.12 in the first nine months of 2017.

	Nine Months Ended September 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,632	$717	$1,915	$121	$1,794	$2.05
Global Growth and Efficiency Program	115	25	90	(3)	93	0.11
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
U.S. tax reform	—	(80)	80	—	80	0.09
Non-GAAP	$2,747	$677	$2,070	$118	$1,952	$2.23

	Nine Months Ended September 30, 2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,591	$770	$1,821	$1,701	$1.91
Global Growth and Efficiency Program	246	61	185	185	0.21
Non-GAAP	$2,837	$831	$2,006	$1,886	$2.12

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

Implementation of the Global Growth and Efficiency Program remains on track. Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $560 to $635 pretax ($500 to $575 aftertax) annually, once all projects are approved and implemented. The Company expects savings in 2018 to be approximately $90 to $120 pretax ($100 to $125 aftertax). Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,730 to $1,885 ($1,280 to $1,380 aftertax). The Company now anticipates that pretax charges for 2018 will approximate $125 to $165 ($95 to $125 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

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

For the three and nine months ended September 30, 2018 and 2017, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$8	$16	$19	$51
Selling, general and administrative expenses	9	22	24	60
Other (income) expense, net	8	9	64	122
Non-service related postretirement costs	1	11	8	13
Total Global Growth and Efficiency Program charges, pretax	$26	$58	$115	$246

Total Global Growth and Efficiency Program charges, aftertax	$22	$39	$93	$185

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2018	2017	2018	2017
North America	16%	27%	17%	23%	18%
Latin America	8%	2%	11%	3%	4%
Europe	(24)%	(11)%	(4)%	29%	20%
Asia Pacific	14%	7%	4%	4%	3%
Africa/Eurasia	5%	2%	5%	2%	6%
Hill’s Pet Nutrition	40%	9%	25%	5%	8%
Corporate	41%	64%	42%	34%	41%
Total	100%	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,676 ($1,246 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2018
Employee-Related Costs	$672
Incremental Depreciation	91
Asset Impairments	43
Other	870
Total	$1,676

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2018	$82	$—	$—	$130	$212
Charges	9	—	5	12	26
Cash payments	(17)	—	—	(13)	(30)
Charges against assets	(1)	—	(5)	—	(6)
Foreign exchange	(3)	—	—	—	(3)
Other	—	—	—	—	—
Balance at September 30, 2018	$70	$—	$—	$129	$199

	Nine Months Ended September 30, 2018
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	44	1	7	63	115
Cash payments	(89)	—	—	(46)	(135)
Charges against assets	(8)	(1)	(7)	—	(16)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at September 30, 2018	$70	$—	$—	$129	$199

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $8 for the three and nine months ended September 30, 2018, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements for additional information.

Incremental Depreciation is recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments are recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2018 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $11 and $31, respectively, and contract termination costs and charges resulting directly from exit activities of $1 and $32, respectively. These charges were expensed as incurred.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, as applicable, the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2018 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, the benefit from a foreign tax matter and a charge related to U.S. tax reform (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2018 and 2017 is presented within the applicable section of Results of Operations.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	8.0%	—%	6.0%	2.0%
Latin America	(13.0)%	(9.5)%	—%	(3.5)%
Europe	(0.5)%	(1.0)%	—%	0.5%
Asia Pacific	(7.5)%	(3.5)%	—%	(4.0)%
Africa/Eurasia	(6.0)%	(8.5)%	—%	2.5%
Total Oral, Personal and Home Care	(4.0)%	(4.5)%	1.5%	(1.0)%
Pet Nutrition	1.5%	(1.5)%	—%	3.0%
Total Company	(3.0)%	(4.0)%	1.5%	(0.5)%

Nine Months Ended September 30, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	8.0%	—%	5.0%	3.0%
Latin America	(6.5)%	(5.0)%	—%	(1.5)%
Europe	7.0%	6.5%	—%	0.5%
Asia Pacific	—%	1.5%	—%	(1.5)%
Africa/Eurasia	(0.5)%	(2.0)%	—%	1.5%
Total Oral, Personal and Home Care	1.0%	—%	1.0%	—%
Pet Nutrition	3.5%	1.5%	—%	2.0%
Total Company	1.5%	—%	1.0%	0.5%

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

Net cash provided by operations decreased 4% to $2,194 in the first nine months of 2018, compared with $2,295 in the comparable period of 2017, primarily due to an increase in working capital, partially offset by lower income tax payments. The Company’s working capital was (3.1%) as a percentage of Net sales in the first nine months of 2018 as compared to (4.6%) in the first nine months of 2017. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

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

The Company now anticipates that pretax charges for 2018 will approximate $125 to $165 ($95 to $125 aftertax). The Company expects savings in 2018 to amount to approximately $90 to $120 pretax ($100 to $125 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 67% of the restructuring accrual at September 30, 2018 is expected to be paid in the next twelve months.

Investing activities used $1,174 of cash in the first nine months of 2018, compared with $532 in the comparable period of 2017, reflecting the Company’s acquisition of the outstanding equity interests of PCA and Elta, professional skin care businesses, for aggregate cash consideration of approximately $730. Capital spending was $321 in the first nine months of 2018 compared to $382 in the comparable period of 2017. Capital expenditures for 2018 are expected to be approximately 3.0% to 3.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,701 of cash during the first nine months of 2018, compared with $1,767 in the comparable period of 2017, reflecting net proceeds on debt in the first nine months of 2018 compared with net payments on debt in the comparable period of 2017 and lower proceeds from the exercise of stock options in the first nine months of 2018 compared with the comparable period of 2017.

Long-term debt, including the current portion, decreased to $6,519 as of September 30, 2018 as compared to $6,566 as of December 31, 2017, and total debt increased to $6,604 as of September 30, 2018 as compared to $6,577 as of December 31, 2017 due to higher outstanding commercial paper as of September 30, 2018. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the third quarter of 2017, the Company issued $500 of thirty-year notes at a fixed rate of 3.70%. The debt issuance was under the Company’s shelf registration statement. Proceeds from the debt issuance in the third quarter of 2017 were used for general corporate purposes, which included the retirement of commercial paper borrowings.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $476 and $383 as of September 30, 2018 and 2017, respectively. Commercial paper outstanding as of September 30, 2018 was denominated in U.S. dollars and Euros. The average daily balances outstanding for commercial paper in the first nine months of 2018 and 2017 were $1,812 and $1,649, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2020.

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

Cash and cash equivalents decreased $694 during the first nine months of 2018 to $841 at September 30, 2018, compared to $1,535 at December 31, 2017, most of which ($778 and $1,467, respectively) were held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of e-commerce, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

COLGATE-PALMOLIVE COMPANY

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2018	450,607	$65.76	397,500	$4,924
August 1 through 31, 2018	1,881,655	$66.60	1,763,244	$4,806
September 1 through 30, 2018	1,568,897	$67.44	1,477,550	$4,707
Total	3,901,159	$66.84	3,638,294

(1)	Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 262,865 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2018.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13, 2018. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 18, 2018, File No. 1-644.)

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 26, 2018	/s/ Ian Cook
Ian Cook
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

October 26, 2018	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

October 26, 2018	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller