Form 10-K
period 2018-12-31
COLGATE PALMOLIVE CO
filed 2019-02-21
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2018 (the last business day of its most recently completed second quarter) was approximately $56.0 billion.
There were 861,676,494 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:
Documents	Form 10-K Reference
Portions of Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a leader in Oral Care with global leadership in the toothpaste and manual toothbrush categories throughout many parts of the world according to market share data. Colgate’s Oral Care products include Colgate Total, Colgate Maximum Cavity Protection, Colgate Triple Action, Darlie Double Action, Colgate Max Fresh, Colgate Optic White, Colgate Whitening and Colgate Max White toothpastes, Colgate 360°, Colgate Extra Clean and Colgate Slim Soft manual toothbrushes and Colgate Plax, meridol and Colgate Total mouthwashes. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, which it sells under the Softsoap, Palmolive and Protex brands. Colgate’s Personal Care products also include Palmolive, Protex and Irish Spring bar soaps, Palmolive, Sanex and Softsoap brand shower gels, Speed Stick, Lady Speed Stick, Sanex deodorants and antiperspirants, Elta MD and PCA Skin professional skin care products and Palmolive and Caprice shampoos and conditioners.

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids and Fabuloso, Murphy’s Oil Soap and Ajax household cleaners. Colgate is a market leader in fabric conditioners with leading brands, including Suavitel in Latin America, Soupline in Europe and Cuddly in the South Pacific according to market share data.

Sales of Oral, Personal and Home Care products accounted for 47%, 20% and 18%, respectively, of the Company’s total worldwide Net sales in 2018. Geographically, Oral Care is a significant part of the Company’s business in Asia Pacific, comprising approximately 82% of Net sales in that region for 2018.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 15% of the Company’s total worldwide Net sales in 2018.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s Oral, Personal and Home Care products are sold to a variety of traditional and e-commerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and e-commerce retailers. The Company’s sales to Wal-Mart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2018. No other customer represents more than 10% of the Company’s Net sales. The Company supports its products with advertising, promotion and other marketing (including digital) to build awareness and trial of the Company’s products. The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units, and by distributors or brokers.

The majority of raw and packaging materials used in the Company’s products is purchased from other companies and are available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs could adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and results of Operations.”

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration, the rapid growth of e-commerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In certain geographies, particularly in the emerging markets, the Company also faces strong local competitors, who may be more agile and have better local consumer insights than the Company. Private label brands sold by retailers are also a source of competition for certain of the Company’s products.

The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-customer businesses. The Company faces competition in several aspects of its business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Product quality, innovation, brand recognition, marketing capability and acceptance of new products largely determine success in the Company’s operating segments.

The Company considers trademarks to be of material importance to its business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, elmex, Tom’s of Maine, Sorriso, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sanex, Elta MD, PCA Skin, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and/or registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled approximately $43 million for 2018. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies, to the Consolidated Financial Statements.

Employees

As of December 31, 2018, the Company employed approximately 34,500 employees.

Executive Officers of the Registrant

The following is a list of executive officers as of February 21, 2019:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	66	1996	Chairman of the Board
			and Chief Executive Officer
Dennis J. Hickey	70	1998	Vice Chairman
Henning I. Jakobsen	58	2017	Chief Financial Officer
Noel R. Wallace	54	2009	President and Chief Operating Officer
P. Justin Skala	59	2008	Executive Vice President
			Chief Growth and Strategy Officer
John J. Huston	64	2002	Senior Vice President, Chief of Staff
Daniel B. Marsili	58	2005	Chief Human Resources Officer
Patricia Verduin	59	2011	Chief Technology Officer
Jennifer M. Daniels	55	2014	Chief Legal Officer and Secretary
Philip G. Shotts	64	2018	Vice President and Controller
John W. Kooyman	54	2019	Chief Marketing Officer

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

(e) Available Information

The Company’s website address is www.colgatepalmolive.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its website its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its interactive data files posted pursuant to Rule 405 of Regulation S-T, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission (the “SEC”). Also available on the Company’s website are the Company’s Code of Conduct and Board Guidelines on Significant Corporate Governance Issues, the charters of the Committees of the Board, Specialized Disclosure Reports on Form SD, reports under Section 16 of the Exchange Act of transactions in Company stock by directors and executive officers and its proxy statements.

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 70% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

▪	exchange controls and other limits on our ability to import or export raw materials or finished product or to repatriate earnings from overseas;

▪
political or economic instability, geopolitical events, environmental events, natural disasters, social or labor unrest or changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil;

▪	lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

▪	foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

▪
changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of onerous trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls.

All of the foregoing risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may adversely affect our business, results of operations, cash flows and financial condition. In addition, a number of these risks may adversely impact consumer confidence and consumption, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings.

In addition, the United Kingdom’s decision to leave the European Union (“Brexit”) has created legal and economic uncertainty. If no deal is reached between the United Kingdom and the European Union by March 29, 2019, we could experience disruptions to trade and the free movement of goods to and from the United Kingdom and increased foreign exchange volatility with respect to the British pound though we do not believe Brexit will have a material impact on our business, result of operations, cash flows or financial condition.

In an effort to minimize the impact on earnings of foreign currency rate movements, we engage in a combination of selling price increases, where permitted, sourcing strategies, cost-containment measures and selective hedging of foreign currency transactions. However, the impact of these measures may not fully offset any negative impact of foreign currency rate movements on our business, results of operations, cash flows and financial condition.

Significant competition in our industry could adversely affect our business.

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which may have greater resources than we do. In addition, the substantial growth in e-commerce has encouraged the entry of new competitors and business models.

We face competition in several aspects of our business, including pricing, promotional activities, new product introductions and expansion into new geographies and channels. Some of our competitors may spend more aggressively on or have more effective advertising and promotional activities than we do, introduce competing products more quickly and/or respond more effectively to changing consumer preferences and business and economic conditions. Such competition also extends to administrative and legal challenges of product claims and advertising. Our ability to compete also depends on the strength of our brands and on our ability to enforce and defend our intellectual property, including patent, trademark, copyright, trade secret and trade dress rights against infringement and legal challenges by competitors.

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

Increasing dependence on key retailers in developed markets, changes in the policies of our retail trade customers, the emergence of alternative retail channels and the rapidly changing retail landscape may adversely affect our business.

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and e-commerce retailers. With the growing trend toward retail trade consolidation, the rapid growth of e-commerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers, may have greater bargaining strength than we do. They may use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

In addition, the retail landscape in many of our markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-customer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may create pricing pressures and/or adversely affect our relationships with our key retailers. If we are not successful in adapting or effectively reacting to changes in consumer preferences and market dynamics and/or expanding sales through e-commerce retailers and other alternative retail channels, our business, results of operations, cash flows and financial condition could be adversely affected.

Our business is subject to legal and regulatory risks in the U.S. and abroad.

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, manufacture, packaging, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. In addition, our selling practices are regulated by competition law authorities in the U.S. and abroad.

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, from time to time, various regulatory authorities in Europe, the U.S. and other countries review the use of various ingredients in consumer products. Triclosan, an ingredient that was used by us in the manufacture of Colgate Total toothpaste until the first quarter of 2019, is an example of an ingredient that has undergone and is undergoing reviews by various regulatory authorities worldwide, both by itself and in the context of its use in specific products or types of products. A decision by a regulatory or governmental authority that any of our ingredients, should not be used in certain consumer products or should otherwise be newly regulated, could adversely impact our business and reputation, as could negative reactions by our consumers, trade customers or non-governmental organizations to our current or prior use of such ingredients. Additionally, an inability to develop new or reformulated products containing alternative ingredients or to obtain regulatory approval of such products on a timely basis could likewise adversely affect our business.

Because of our extensive international operations, we could be adversely affected by violations of worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), and laws that prohibit commercial bribery. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint-venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

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

The identification, development and introduction of innovative new products and line extensions involve considerable costs and effort, and any new product or line extension may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product or line extension could also be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising.

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

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives. Negative publicity about us, our brands, our products, our supply chain, our ingredients or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, environmental impacts (including packaging, energy and water use and waste management) or other sustainability or policy issues. In addition, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative publicity, posts or comments on social media about us, our brands, our products or our employees, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

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

Raw and packaging material commodities such as resins, pulp, essential oils, tropical oils, tallow, poultry, corn and soybeans are subject to market price variations. Increases in the costs and/or a reduction in the availability of commodities, energy and transportation and other necessary services have affected and may continue to adversely affect our profit margins. If commodity and other cost increases continue in the future and we are unable to pass along such higher costs in the form of price increases, achieve cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts, our business, results of operations, cash flows and financial condition could be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share and could adversely affect our business, results of operations, cash flows and financial condition. See “Disruption in our global supply chain or key office facilities could adversely impact our business” below for additional information.

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, if we do not successfully implement our succession plans for senior management, including our Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.

Legal claims and proceedings could adversely impact our business.

As a global company serving consumers in more than 200 countries and territories, we may be subject to a wide variety of legal claims and proceedings, including disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters and consumer class actions. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. In addition, if one of our products, or an ingredient contained in our products, is perceived or found to be defective or unsafe, we may need to recall or reformulate some of our products. Whether or not a legal claim or proceeding is successful, or a recall or reformulation is required, such assertions could have an adverse effect on our business, results of operations, cash flows and financial condition, and the negative publicity surrounding them could harm our reputation and brand image. The resolution of, or increase in the reserves taken in connection with, one or more of these matters in any reporting period could have a material adverse effect on our business, results of operations, cash flows and financial condition for that period. See Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements for additional information on certain of our legal claims and proceedings.

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

▪
natural disasters, including climatic events (including any potential effect of climate change) and earthquakes, acts of war or terrorism, political unrest, fires or explosions and other external factors over which we have no control.

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

In addition, as a result of our global shared service organizational model, certain of our functions, such as marketing, finance and accounting, customer service and logistics, and human resources, are concentrated in key office facilities. A significant disruption to any of our key office facilities for any reason, including natural disasters, acts of war or terrorism, could adversely affect our business, results of operations, cash flows and financial condition.

A cyber-security incident, data breach or a failure of a key information technology system could adversely impact our business.

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties, including cloud-based service providers, and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

▪	communicating within our company and with other parties, including our customers and consumers;

▪	ordering and managing materials from suppliers;

▪	converting materials to finished products;

▪	receiving and processing orders from and shipping products to our customers and consumers;

▪	marketing products to consumers;

▪
collecting, storing transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including such data from residents of the European Union who are covered by the General Data Protection Regulation and residents of the State of California who will be covered by the California Consumer Privacy Act of 2018, which goes into effect on January 1, 2020;

▪	processing transactions, including but not limited to employee payroll, employee and retiree benefits and payments to customers and vendors;

▪	hosting, processing and sharing confidential and proprietary research, intellectual property, business plans and financial information;

▪	summarizing and reporting results of operations, including financial reporting;

▪	managing our banking and other cash liquidity systems and platforms;

▪	complying with legal, regulatory and tax requirements;

▪	providing data security; and

▪	handling other processes involved in managing our business.

Although we have a broad array of information security measures in place, our IT Systems, including those of third-party service providers with whom we have contracted, have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-attacks. Cyber-attacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups, individuals and nation states with a wide range of expertise and motives. Such cyber-attacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our, or our third-party service providers’, IT Systems since the techniques used in these attacks change frequently and may be difficult to detect for periods of time. In addition, although we have policies and procedures in place to ensure that all personal information collected by us or our third-party service providers is securely maintained, data breaches due to human error or intentional or unintentional conduct have occurred and likely will continue to occur. Although we have seen no material impact on our business operations from the cyber-security attacks and data breaches we have experienced to date, if we suffer a loss or disclosure of confidential business or stakeholder information as a result of a breach of our IT Systems, including those of third-party service providers with whom we have contracted, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which may adversely impact our business, results of operations, cash flows and financial condition.

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

Uncertain global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, economic slowdown and/or reduced category growth rates, could negatively impact our business and could result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty consumers may reduce consumption or switch to “private label” or economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets, interest rate increases or changes to our credit ratings could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facility supporting our commercial paper program or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

We may not realize the benefits that we expect from our Global Growth and Efficiency Program.

Our restructuring program, which we refer to as the “Global Growth and Efficiency Program,” commenced in the fourth quarter of 2012 and runs through December 31, 2019. The Global Growth and Efficiency Program’s initiatives are expected to help us ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and enhance our global leadership positions in our core businesses. While implementation of the Global Growth and Efficiency Program remains on track and is in its final year and most of the initiatives under the program have been successfully implemented or are nearing completion, the successful implementation of the remainder of the program may present significant organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, we may not be able to realize all of the remaining anticipated benefits from the Global Growth and Efficiency Program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the remaining anticipated benefits or our not realizing such benefits on our expected timetable. In addition, changes in foreign exchange rates or in tax, labor or immigration laws may result in our not achieving the remaining anticipated cost savings as measured in U.S. dollars. If we are unable to realize the remaining anticipated savings of the Global Growth and Efficiency Program, our ability to fund other initiatives and enhance profitability may be adversely affected. Any failure to implement the Global Growth and Efficiency Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding the Global Growth and Efficiency Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Items Impacting Comparability” and “– Restructuring and Related Implementation Charges.”

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our business.

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
Moreover, acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or transaction costs. Any of these risks, should they materialize, could adversely impact our business, results of operations, cash flows and financial condition.

We also may periodically divest brands or businesses. These divestitures may adversely impact our business, results of operations, cash flows and financial condition if we are unable to offset the dilutive impacts from the loss of revenue associated with the divested brands or businesses, or otherwise achieve the anticipated benefits or cost savings from the divestitures. In addition, businesses under consideration for, or otherwise subject to, divestiture may be adversely impacted prior to the divestiture, which could negatively impact our business, results of operations, cash flows and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could negatively impact our business.

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings from countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by the G8, G20 and Organization for Economic Cooperation and Development. In connection with BEPS, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. As these and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding U.S. tax reform, see Note 11, Income Taxes to the Condensed Consolidated Financial Statements.

Furthermore, we are subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax positions are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liabilities, including interest and penalties, in excess of reserves. The payment of such additional amounts upon final adjudication of any disputes could adversely impact our business, results of operations, cash flows and financial condition.

Climate change may have an adverse impact on our business and results of operations.

It has been reported that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The predicted effects of climate change may also exacerbate challenges regarding the availability and quality of water. In addition, concern over climate change may result in new or additional legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Despite our sustainability efforts, any failure to achieve our sustainability goals to reduce our impact on the environment or the perception (whether or not valid) that we have failed to act responsibly with respect to the environment or to effectively respond to new or additional legal or regulatory requirements regarding climate change could result in adverse publicity and adversely affect our business and reputation. There is also increased focus, including by governmental and non-governmental organizations, investors, customers, consumers and other stakeholders on these and other sustainability matters, including deforestation and the use of plastic, energy and water. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows and financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns or leases approximately 320 properties, which include manufacturing, distribution, research and office facilities worldwide. Our corporate headquarters is located in leased property at 300 Park Avenue, New York, New York.

In the U.S., the Company operates in approximately 60 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Greenwood, South Carolina; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Emporia, Kansas; Richmond, Indiana and Topeka, Kansas. The primary research center for Oral and Personal Care products is located in Piscataway, New Jersey, the primary research center for Home Care products is located in Mexico and the primary research center for Pet Nutrition products is located in Topeka, Kansas. Our global data center is also located in Piscataway, New Jersey.

Overseas, the Company operates in approximately 260 properties, of which 60 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey, Venezuela and Vietnam. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

In addition to company-owned or leased properties described above, the Company also utilizes a network of warehouses and distribution centers that are owned or leased by logistics service providers, co-packers, contract manufacturers.

The Company has shared business service centers in India, Mexico and Poland, which are located in leased properties.

All of the facilities we operate are well maintained and adequate for the purpose for which they are intended.

ITEM 3.    LEGAL PROCEEDINGS

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters, and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $151 million. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $65 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of December 31, 2018 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2018, there were 239 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 193 cases as of December 31, 2017. During the year ended December 31, 2018, 132 new cases were filed and 86 cases were resolved by voluntary dismissal, judgment in the Company’s favor or settlement. The value of settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

For information regarding the market for the Company’s common stock, including stock price performance graphs, refer to “Market Information” included in Part IV, Item 15 of this report. For information regarding the number of common shareholders of record, refer to “Historical Financial Summary” included in Part IV, Item 15 of this report. For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

On June 18, 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced the previous program approved by the Board in 2015 (the “2015 Program”). The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2018:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2018	828,129	$62.72	776,159	4,658
November 1 through 30, 2018	1,748,795	$61.87	1,748,427	4,550
December 1 through 31, 2018	2,027,730	$61.87	1,994,781	4,427
Total	4,604,654	$62.02	4,519,367
_______

(1)	Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 85,287 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Colgate-Palmolive Company (together with its subsidiaries, the “Company” or “Colgate”) seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers globally with products that make their lives healthier and more enjoyable.

To this end, the Company is tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, the Company follows a closely defined business strategy to grow our key product categories and increase our overall market share. Within the categories in which the Company competes, the Company prioritizes its efforts based on their capacity to maximize the use of the organization’s core competencies and strong global equities and to deliver sustainable long-term growth.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of traditional and e-commerce retailers, wholesalers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers, veterinarians and e-commerce retailers.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding, as applicable, the impact of foreign exchange, acquisitions, and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. The monitoring of these indicators and the Company’s Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products regionally, which can then be rolled out on a global basis. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental, veterinary and skin care professionals and traditional and e-commerce retailers. In addition, the Company has enhanced its digital marketing capabilities and intends to broaden its e-commerce offerings, including direct-to-consumer and subscription services. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.

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

(Dollars in Millions Except Per Share Amounts)

Significant Items Impacting Comparability
In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC (“PCA Skin”) and Elta MD Holdings, Inc. (“Elta MD”), professional skin care businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company entered the professional skin care category, which complements its existing global personal care businesses. See Note 3, Acquisitions and Divestitures to the Consolidated Financial Statements for additional information.

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
As a result of the enactment of the TCJA, in the fourth quarter of 2017, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective. Refer to “Results of Operations–Income Taxes” below for additional details.
In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax) in the third quarter of 2016, net of costs primarily related to site preparation.

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

The Company’s restructuring program known as the “Global Growth and Efficiency Program” runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track and is in its final year.
The initiatives under the Global Growth and Efficiency Program are focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $590 to $635 pretax ($550 to $575 aftertax) annually, once all projects are approved and implemented. Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,820 to $1,870 ($1,350 to $1,380 aftertax).

(Dollars in Millions Except Per Share Amounts)

In 2018, 2017 and 2016, the Company incurred aftertax costs of $125, $246 and $168, respectively, resulting from the Global Growth and Efficiency Program. For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements.

Effective January 1, 2018, as required by the Financial Accounting Standards Board (“FASB”), the Company adopted Accounting Standard Update (“ASU”) No. 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” on a retrospective basis. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. The non-service related components (interest cost, expected return on assets and amortization of actuarial gains and losses) are included in a new line item, “Non-service related postretirement costs,” which is below Operating profit. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow. See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements for additional information.

As a result of adopting ASU No. 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017, the Company recognizes excess tax benefits from stock-based compensation (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item. Prior to January 1, 2017, excess tax benefits from stock-based compensation were recognized in equity.

Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain challenging. While the Company has recently seen improvement in category growth rates, the Company expects category growth rates to remain below prior historical levels. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of the Company’s products. In addition, the retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. This rapid growth in e-commerce and emergence of alternative retail channels may create pricing pressures and/or adversely affect the Company’s relationships with its key retailers. In addition, given that approximately 70% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

In summary, the Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s key priorities: growing sales through engaging with consumers, developing world-class innovation and working with retail partners; driving efficiency on every line of the income statement to increase margins; generating strong cash flow performance and utilizing that cash effectively to enhance total shareholder return; and leading to win by staying true to the Company’s culture and focusing on its stakeholders. The Company’s commitment to these priorities, together with the strength of the Company’s global brands, its broad international presence in both developed and emerging markets and cost-saving initiatives, such as the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program, should position the Company well to increase shareholder value over the long term.

(Dollars in Millions Except Per Share Amounts)

Results of Operations

Net Sales

Worldwide Net sales were $15,544 in 2018, up 0.5% from 2017, as volume growth of 1.0% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 1.0%. The Company’s professional skin care acquisitions increased volume by 1.0%. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 0.5% in 2018.

Net sales in the Oral, Personal and Home Care product segment were $13,156 in 2018, even with 2017, as volume growth of 1.0% and net selling price increases of 0.5% were offset by negative foreign exchange of 1.5%. The Company’s professional skin care acquisitions increased volume by 1.5%. Organic sales in the Oral, Personal and Home Care product segment in 2018 were even with 2017.

Organic sales in 2018 were even with 2017 as increases in Oral Care and Home Care organic sales were offset by a decline in Personal Care organic sales. The increase in Oral Care organic sales was primarily due to organic sales growth in the toothpaste category. The increase in the Home Care organic sales was primarily due to organic sales growth in the liquid cleaners and fabric softener categories. The decrease in Personal Care organic sales was due to declines in organic sales in the bar soap and underarm protection categories, which were partially offset by organic sales growth in the shower gel category.

The Company’s share of the global toothpaste market was 42.0% for full year 2018, down 1.3 share points from full year 2017, and its share of the global manual toothbrush market was 32.3% for full year 2018, down 0.7 share points from full year 2017. Full year 2018 market shares in toothpaste were down in North America, Latin America, Europe, Asia Pacific and Africa/Eurasia versus full year 2017. In the manual toothbrush category, full year 2018 market shares were up in North America and Africa/Eurasia and down in Latin America, Europe and Asia Pacific versus full year 2017. For additional information regarding the Company’s use of market share data and limitations on such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,388 in 2018, an increase of 4.0% from 2017, driven by volume growth of 1.5%, net selling price increases of 2.0% and positive foreign exchange of 0.5%. Organic sales for Hill’s Pet Nutrition increased 3.5% in 2018.

The increase in organic sales in 2018 versus 2017 was due to increases in organic sales in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

Worldwide Net sales were $15,454 in 2017, up 1.5% from 2016, driven by volume growth of 0.5%, net selling price increases of 0.5% and positive foreign exchange of 0.5%. Organic sales increased 1.0% in 2017.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased 1% to $9,231 in 2018 from $9,280 in 2017. Gross profit in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $9,262 in 2018 from $9,355 in 2017, reflecting a decrease of $147 resulting from lower Gross profit margin, partially offset by an increase of $54 resulting from higher Net sales.

Worldwide Gross profit margin decreased to 59.4% in 2018 from 60.0% in 2017. Excluding charges related to the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 90 basis points (bps) to 59.6% in 2018, from 60.5% in 2017. This decrease in Gross profit margin was primarily due to higher raw and packaging material costs (340 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps) and higher pricing (40 bps).

Worldwide Gross profit increased 2% to $9,280 in 2017 from $9,123 in 2016. Gross profit in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $9,355 in 2017 from $9,169 in 2016, reflecting an increase of $156 resulting from higher Net sales and an increase of $30 resulting from higher Gross profit margin.

Worldwide Gross profit margin was 60.0% in 2017, even with 2016. Excluding charges related to the Global Growth and Efficiency Program in both periods, Gross profit margin increased by 20 bps to 60.5% in 2017, from 60.3% in 2016. This increase in Gross profit margin was primarily driven by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (200 bps) and higher pricing (20 bps), partially offset by higher raw and packaging material costs (190 bps).

	2018	2017	2016
Gross profit, GAAP	$9,231	$9,280	$9,123
Global Growth and Efficiency Program	31	75	46
Gross profit, non-GAAP	$9,262	$9,355	$9,169

	2018	2017	Basis Point Change	2016	Basis Point Change
Gross profit margin, GAAP	59.4%	60.0%	(60)	60.0%	—
Global Growth and Efficiency Program	0.2	0.5		0.3
Gross profit margin, non-GAAP	59.6%	60.5%	(90)	60.3%	20

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $5,389 in 2018 from $5,400 in 2017. Selling, general and administrative expenses in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $5,356 in 2018 from $5,314 in 2017, reflecting higher overhead expenses of $25 and increased advertising investment of $17.

Selling, general and administrative expenses as a percentage of Net sales decreased to 34.7% in 2018 from 34.9% in 2017. Excluding charges related to the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.5% in 2018, an increase of 10 bps as compared to 2017. This increase as a percentage of Net sales in 2018 was due to higher overhead expenses (10 bps), primarily driven by increased logistics costs. In 2018, advertising investment increased 1% to $1,590 as compared with $1,573 in 2017, while as a percentage of Net sales it was 10.2%, even with 2017.

Selling, general and administrative expenses increased 5% to $5,400 in 2017 from $5,143 in 2016. Selling, general and administrative expenses in both periods included charges related to the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $5,314 in 2017 from $5,066 in 2016, reflecting increased advertising investment of $145 and higher overhead expenses of $103.

Selling, general and administrative expenses as a percentage of Net sales increased to 34.9% in 2017 from 33.8% in 2016. Excluding charges related to the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 34.4%, an increase of 110 bps as compared to 2016. This increase in 2017 was driven by increased advertising investment (80 bps) and higher overhead expenses (30 bps), both as a percentage of Net sales. In 2017, advertising investment increased 10.2% to $1,573 as compared with $1,428 in 2016, and increased as a percentage of Net sales to 10.2% from 9.4% in 2016.

	2018	2017	2016
Selling, general and administrative expenses, GAAP	$5,389	$5,400	$5,143
Global Growth and Efficiency Program	(33)	(86)	(77)
Selling, general and administrative expenses, non-GAAP	$5,356	$5,314	$5,066

	2018	2017	Basis Point Change	2016	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	34.7%	34.9%	(20)	33.8%	110
Global Growth and Efficiency Program	(0.2)	(0.5)		(0.5)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	34.5%	34.4%	10	33.3%	110

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $148, $173 and $25 in 2018, 2017 and 2016, respectively. The components of Other (income) expense, net are presented below:

Other (income) expense, net	2018	2017	2016
Global Growth and Efficiency Program	$88	$152	$93
Amortization of intangible assets	59	35	33
Gain on sale of land in Mexico	—	—	(97)
Charges for a litigation matter	—	—	17
Equity income	(10)	(11)	(10)
Other, net	11	(3)	(11)
Total Other (income) expense, net	$148	$173	$25

Other (income) expense, net was $148 in 2018 as compared to $173 in 2017. Other (income) expense, net in both periods included charges related to the Global Growth and Efficiency Program.

Other (income) expense, net was $173 in 2017 as compared to $25 in 2016. Other (income) expense, net in both periods included charges related to the Global Growth and Efficiency Program. Other (income) expense, net in 2016 also included a gain on the sale of land in Mexico and charges for a litigation matter.

Excluding the items described above in all periods, as applicable, Other (income) expense, net was $60 in 2018, $21 in 2017 and $12 in 2016.

	2018	2017	2016
Other (income) expense, net, GAAP	$148	$173	$25
Global Growth and Efficiency Program	(88)	(152)	(93)
Gain on sale of land in Mexico	—	—	97
Charges for a litigation matter	—	—	(17)
Other (income) expense, net, non-GAAP	$60	$21	$12

(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased to $3,694 in 2018 from $3,707 in 2017. Operating profit decreased 6% to $3,707 in 2017 from $3,955 in 2016.

In 2018, 2017 and 2016, Operating profit included charges related to the Global Growth and Efficiency Program. In 2016, Operating profit also included charges for a litigation matter and a gain on sale of land in Mexico. Excluding these items in all periods, as applicable, Operating profit in 2018 decreased 4% compared to 2017, primarily due to a decrease in Gross profit and an increase in Selling, general and administrative expenses, and Operating profit in 2017 decreased 2% compared to 2016, primarily due to an increase in Selling, general and administrative expenses which was partially offset by higher Gross profit.

Operating profit margin was 23.8% in 2018, compared with 24.0% in 2017 and 26.0% in 2016. Excluding charges related to the Global Growth and Efficiency Program in 2018 and 2017, Operating profit margin decreased 130 bps to 24.7% in 2018 compared to 26.0% in 2017. This decrease in Operating profit in 2018 is primarily due to a decrease in Gross profit (90 bps) and an increase in Selling, general and administrative expenses (10 bps), both as a percentage of Net sales. Excluding the items described above in 2017 and 2016, as applicable, Operating profit margin decreased 90 bps in 2017 compared to 2016, due to an increase in Selling, general and administrative expenses (110 bps), partially offset by an increase in Gross profit (20 bps), both as a percentage of Net sales.

	2018	2017	% Change	2016	% Change
Operating profit, GAAP	$3,694	$3,707	—%	$3,955	(6)%
Global Growth and Efficiency Program	152	313		216
Gain on sale of land in Mexico	—	—		(97)
Charges for a litigation matter	—	—		17
Operating profit, non-GAAP	$3,846	$4,020	(4)%	$4,091	(2)%

	2018	2017	Basis Point Change	2016	Basis Point Change
Operating profit margin, GAAP	23.8%	24.0%	(20)	26.0%	(200)
Global Growth and Efficiency Program	0.9	2.0		1.4
Gain on sale of land in Mexico	—	—		(0.6)
Charges for a litigation matter	—	—		0.1
Operating profit margin, non-GAAP	24.7%	26.0%	(130)	26.9%	(90)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $87 in 2018 compared with $118 in 2017 and $118 in 2016. Non-service related postretirement costs included charges resulting from the Global Growth and Efficiency Program. Excluding these charges, Non-service related postretirement costs were $78 in 2018 compared to $98 in 2017 and $106 in 2016. The decreases in Non-service related postretirement costs in 2018 as compared to 2017 and 2017 as compared to 2016 were primarily due to decreases in interest costs.

	2018	2017	2016
Non-service related postretirement costs, GAAP	$87	$118	$118
Global Growth and Efficiency Program	(9)	(20)	(12)
Non-service related postretirement costs, non-GAAP	$78	$98	$106

Interest (Income) Expense, Net

Interest (income) expense, net was $143 in 2018 compared with $102 in 2017 and $99 in 2016. The increase in Interest (income) expense, net in 2018 as compared to 2017 and 2017 as compared to 2016 was primarily due to higher average interest rates on debt.

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate in 2018, 2017 and 2016 was 26.2%, 37.7% and 30.8%, respectively. As reflected in the table below, the non-GAAP effective income tax rate was 24.2% in 2018, 29.5% in 2017 and 31.3% in 2016. The decrease in the non-GAAP effective income tax rate in 2018 as compared to 2017 is primarily due to the enactment of the TCJA, as discussed in more detail below. The decrease in the non-GAAP effective income tax rate in 2017 as compared to 2016 is primarily due to the inclusion of excess tax benefits from stock-based compensation in the Provision for income taxes, as discussed in more detail below.

	2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,464	$906	26.2%
Global Growth and Efficiency Program	161	37	(0.1)
Benefit from a foreign tax matter	—	15	0.4
U.S. tax reform	—	(80)	(2.3)
Non-GAAP	$3,625	$878	24.2%

	2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,487	$1,313	37.7%
Global Growth and Efficiency Program	333	87	(1.0)
U.S. tax reform	—	(275)	(7.2)
Non-GAAP	$3,820	$1,125	29.5%

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,738	$1,152	30.8%
Global Growth and Efficiency Program	228	59	(0.3)
Gain on sale of land in Mexico	(97)	(34)	(0.1)
Benefits from tax matters	—	35	0.9
Charges for a litigation matter	17	6	—
Non-GAAP	$3,886	$1,218	31.3%
_______

(1)	The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

(2)
The impact of non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income before income taxes and Provision for income taxes.

(Dollars in Millions Except Per Share Amounts)

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective.

The effective income tax rate in 2018 and 2017 also included $12 and $47, respectively, of stock compensation excess tax benefits in the Provision for income taxes as a result of the adoption of ASU No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” effective January 1, 2017. See Note 11, Income Taxes to the Consolidated Financial Statements, for additional details.

The effective income tax rate in 2016 included a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime implemented in March 2016. In order to fully utilize the $210 tax benefit in 2016, the Company repatriated an incremental $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210.

The Company had taken a tax position in a foreign jurisdiction since 2002 that was challenged by the local tax authorities. In 2016, the Supreme Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2002 through 2005. Also in 2016, the Administrative Court in the foreign jurisdiction decided the matter in the Company’s favor for the years 2008 through 2011 by acknowledging the Supreme Court’s ruling for the years 2002 through 2005, which eliminated the possibility of future appeals. As a result, the Company recorded a tax benefit of $30, including interest, in 2016.

In March 2018, the lower courts ruled in the Company’s favor for the years 2006, 2007 and 2012 through 2014. The deadline for the local tax authorities to appeal has now passed, and the Company considers all outstanding disputes on this matter resolved. As a result, the Company recorded an additional tax benefit of $15, including interest.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

The Company expects its effective income tax rate in 2019 to be in the range of 25.5% to 26.5% both on a GAAP basis and excluding charges related to the Global Growth and Efficiency Program.

Net Income attributable to Colgate-Palmolive Company and Earnings per share, diluted

Net income attributable to Colgate-Palmolive Company was $2,400, or $2.75 per share on a diluted basis, in 2018 compared to $2,024, or $2.28 per share on a diluted basis, in 2017 and $2,441, or $2.72 per share on a diluted basis, in 2016. In 2018, 2017 and 2016, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the Global Growth and Efficiency Program. In 2018 and 2017, Net income attributable to Colgate-Palmolive Company also included charges related to U.S. tax reform. In 2018, Net income attributable to Colgate-Palmolive Company also included a benefit from a foreign tax matter. In 2016, Net income attributable to Colgate-Palmolive Company also included charges for a litigation matter, a gain on sale of land in Mexico and benefits from tax matters.

(Dollars in Millions Except Per Share Amounts)

Excluding the items described above in all years, as applicable, Net income attributable to Colgate-Palmolive Company increased 2% to $2,590 in 2018 and Earnings per share, diluted increased 3% to $2.97, and Net income attributable to Colgate-Palmolive Company increased 1% to $2,545 in 2017, as compared to $2,522 in 2016, and Earnings per share, diluted increased 2% to $2.87 in 2017 from $2.81 in 2016.

	2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,464	$906	$2,558	$158	$2,400	$2.75
Global Growth and Efficiency Program	161	37	124	(1)	125	0.15
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
U.S. tax reform	—	(80)	80	—	80	0.09
Non-GAAP	$3,625	$878	$2,747	$157	$2,590	$2.97

	2017
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,487	$1,313	$2,174	$2,024	$2.28
Global Growth and Efficiency Program	333	87	246	246	0.28
U.S. tax reform	—	(275)	275	275	0.31
Non-GAAP	$3,820	$1,125	$2,695	$2,545	$2.87

	2016
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,738	$1,152	$2,586	$145	$2,441	$2.72
Global Growth and Efficiency Program	228	59	169	1	168	0.19
Gain on sale of land in Mexico	(97)	(34)	(63)	—	(63)	(0.07)
Benefits from tax matters	—	35	(35)	—	(35)	(0.04)
Charges for a litigation matter	17	6	11	—	11	0.01
Non-GAAP	$3,886	$1,218	$2,668	$146	$2,522	$2.81
_______

(1)	The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

(2)	The impact of non-GAAP adjustments on Diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.

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

Oral, Personal and Home Care

North America

	2018	2017	% Change		2016	% Change
Net sales	$3,348	$3,117	7.5%		$3,183	(2.0)%
Operating profit	$1,037	$1,043	(1)%		$1,087	(4)%
% of Net sales	31.0%	33.5%	(250)	bps	34.2%	(70)	bps

Net sales in North America increased 7.5% in 2018 to $3,348, driven by volume growth of 6.5% and net selling price increases of 1.0%, while foreign exchange was flat. The Company’s professional skin care acquisitions increased volume by 5.0%. Organic sales in North America increased 2.5% in 2018.

The increase in organic sales in North America in 2018 versus 2017 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste and toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories.

Net sales in North America decreased 2.0% in 2017 to $3,117, driven by net selling price decreases of 2.0%, while volume and foreign exchange were flat. Organic sales in North America decreased 2.0% in 2017.

Operating profit in North America decreased 1% in 2018 to $1,037, or 250 bps to 31.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps), an increase in Selling, general and administrative expenses (120 bps) and an increase in Other (income) expense, net (90 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (220 bps), which were partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (140 bps), primarily driven by increased logistics costs, which were partially offset by decreased advertising investment (20 bps). This increase in Other (income) expense, net was primarily due to the amortization of intangible assets resulting from the professional skin care acquisitions.

Operating profit in North America decreased 4% in 2017 to $1,043, or 70 bps to 33.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily driven by higher raw and packaging material costs (160 bps) and lower pricing due to increased in-store promotional activities, which were partially offset by cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (220 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps).

(Dollars in Millions Except Per Share Amounts)

Latin America

	2018	2017	% Change		2016	% Change
Net sales	$3,605	$3,887	(7.5)%		$3,650	6.5%
Operating profit	$995	$1,171	(15)%		$1,139	3%
% of Net sales	27.6%	30.1%	(250)	bps	31.2%	(110)	bps

Net sales in Latin America decreased 7.5% in 2018 to $3,605. Volume declines of 2.5% and negative foreign exchange of 6.5% were partially offset by net selling price increases of 1.5%. Volume declines in Brazil, Central America and Argentina were partially offset by volume gains in Greater Caribbean. Organic sales in Latin America decreased 1.0% in 2018.

The decrease in organic sales in Latin America in 2018 versus 2017 was driven by declines in Oral Care and Personal Care organic sales, partially offset by an increase in Home Care organic sales. The decline in Oral Care was due to a decline in organic sales in the toothpaste category, partially offset by organic sales growth in the manual toothbrush category. The decline in Personal Care was primarily due to a decline in organic sales in the bar soap category. The increase in Home Care was due to organic sales growth in the liquid cleaner, hand dish and fabric softener categories.

Net sales in Latin America increased 6.5% in 2017 to $3,887, driven by volume growth of 2.5%, net selling price increases of 3.0% and positive foreign exchange of 1.0%. Volume gains were led by Brazil, the Southern Cone and the Andean Region. Organic sales in Latin America increased 5.5% in 2017.

Operating profit in Latin America decreased 15% in 2018 to $995, or 250 bps to 27.6% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (220 bps) and an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (470 bps), which included foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (40 bps), primarily driven by increased logistics costs, which were partially offset by decreased advertising investment (20 bps).

Operating profit in Latin America increased 3% in 2017 to $1,171, while as a percentage of Net sales it decreased 110 bps to 30.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (180 bps), partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (260 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (120 bps) and higher overhead expenses (60 bps).

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

(Dollars in Millions Except Per Share Amounts)

Europe

	2018	2017	% Change		2016	% Change
Net sales	$2,502	$2,394	4.5%		$2,342	2.0%
Operating profit	$634	$605	5%		$586	3%
% of Net sales	25.3%	25.3%	—	bps	25.0%	30	bps

Net sales in Europe increased 4.5% in 2018 to $2,502, as volume growth of 2.5% and positive foreign exchange of 4.0% were partially offset by net selling price decreases of 2.0%. Volume gains were led by France, the United Kingdom and Italy. Organic sales in Europe increased 0.5% in 2018.

The increase in organic sales in Europe in 2018 versus 2017 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste category, partially offset by a decline in organic sales in the manual toothbrush category.

Net sales in Europe increased 2.0% in 2017 to $2,394, as volume growth of 2.0% and positive foreign exchange of 1.0% were partially offset by net selling price decreases of 1.0%. Volume gains were led by France, the Netherlands, Spain and Poland. Organic sales in Europe increased 1.0% in 2017.

Operating profit in Europe increased 5% in 2018 to $634, while as a percentage of Net sales it was 25.3%, even with 2017. Operating profit was even with 2017 as a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (10 bps) were offset by a decrease in Other (income) expense, net (30 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (180 bps) and lower pricing, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps), which was partially offset by lower overhead expenses (50 bps).

Operating profit in Europe increased 3% in 2017 to $605, or 30 bps to 25.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (30 bps) and a decrease in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives and the Global Growth and Efficiency Program (230 bps) and category sales mix, which were partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs, and lower pricing due to increased in-store promotional activities. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (70 bps), which were partially offset by increased advertising investment (50 bps).

(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	2018	2017	% Change		2016	% Change
Net sales	$2,734	$2,781	(1.5)%		$2,796	(0.5)%
Operating profit	$777	$842	(8)%		$888	(5)%
% of Net sales	28.4%	30.3%	(190)	bps	31.8%	(150)	bps

Net sales in Asia Pacific decreased 1.5% in 2018 to $2,734, as a result of volume declines of 1.5%, while net selling prices and foreign exchange were flat. Volume declines in the Greater China region and Thailand were partially offset by volume gains in India and the Philippines. Organic sales in Asia Pacific declined 1.5% in 2018.

The decrease in organic sales in 2018 versus 2017 was due to a decrease in Oral Care and Personal Care organic sales. The decrease in Oral Care was due to declines in organic sales in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to declines in organic sales in the shampoo and bar soap categories.

Net sales in Asia Pacific decreased 0.5% in 2017 to $2,781, as a result of volume declines of 0.5%, while net selling prices and foreign exchange were flat. Volume declines in Australia, Thailand and India were partially offset by volume gains in the Philippines. Organic sales in Asia Pacific declined 0.5% in 2017.

Operating profit in Asia Pacific decreased 8% in 2018 to $777, or 190 bps to 28.4% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (80 bps) and an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (320 bps), which were partially offset by cost savings from the Company’s funding-the-growth initiatives (270 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (50 bps) and increased advertising investment (30 bps).

Operating profit in Asia Pacific decreased 5% in 2017 to $842, or 150 bps to 30.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher costs (290 bps), primarily driven by raw and packaging material costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (250 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (90 bps) and increased advertising investment (30 bps).

(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	2018	2017	% Change		2016	% Change
Net sales	$967	$983	(1.5)%		$960	2.5%
Operating profit	$173	$180	(4)%		$187	(4)%
% of Net sales	17.9%	18.3%	(40)	bps	19.5%	(120)	bps

Net sales in Africa/Eurasia decreased 1.5% in 2018 to $967, as volume declines of 1.0% and negative foreign exchange of 4.0% were partially offset by net selling price increases of 3.5%. Volume declines in Russia, Turkey and South Africa were partially offset by volume gains in the Gulf States. Organic sales in Africa/Eurasia increased 2.5% in 2018.

The increase in organic sales in 2018 versus 2017 was primarily due to an increase in Oral Care organic sales, partially offset by a decline in Personal Care organic sales. The increase in Oral Care was due to organic sales growth in the toothpaste and manual toothbrush categories. The decrease in Personal Care was primarily due to declines in organic sales in the bar soap and underarm protection categories, partially offset by organic sales growth in the shower gel category.

Net sales in Africa/Eurasia increased 2.5% in 2017 to $983, as net selling price increases of 3.5% and positive foreign exchange of 3.5% were partially offset by volume declines of 4.5%. Volume declines in the Sub-Saharan Africa region, Turkey and South Africa were partially offset by volume gains in Russia. Organic sales in Africa/Eurasia declined 1.0% in 2017.

Operating profit in Africa/Eurasia decreased 4% in 2018 to $173, or 40 bps to 17.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross Profit (130 bps), partially offset by a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was mainly driven by higher raw and packaging material costs (430 bps), which included foreign exchange transaction costs, which were partially offset by cost savings from the Company’s funding-the-growth initiatives (110 bps) and higher pricing. The decrease in Selling, general and administrative expenses was due to lower overhead expenses (50 bps) and decreased advertising investment (20 bps).

Operating profit in Africa/Eurasia decreased 4% in 2017 to $180, or 120 bps to 18.3% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (260 bps), partially offset by an increase in Gross profit (160 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (120 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (100 bps). The increase in Selling, general and administrative expenses was due to increased advertising investment (310 bps), which was partially offset by lower overhead expenses (50 bps).

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	2018	2017	% Change		2016	% Change
Net sales	$2,388	$2,292	4.0%		$2,264	1.0%
Operating profit	$680	$677	—%		$677	—%
% of Net sales	28.5%	29.5%	(100)	bps	29.9%	(40)	bps

Net sales for Hill’s Pet Nutrition increased 4.0% in 2018 to $2,388, driven by volume growth of 1.5%, net selling price increases of 2.0% and positive foreign exchange of 0.5%. Volume gains were led by the United States and Australia. Organic sales in Hill’s Pet Nutrition increased 3.5% in 2018.

The increase in organic sales in 2018 versus 2017 was due to organic sales growth in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

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

Operating profit in Hill’s Pet Nutrition increased to $680 in 2018 from $677 in 2017, while as a percentage of Net sales it decreased 100 bps to 28.5%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (70 bps) and an increase in Other (income) expense, net (70 bps), partially offset by a decrease in Selling, general and administrative expenses (40 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (300 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (30 bps) and decreased advertising investment (10 bps). This increase in Other (income) expense, net was primarily due to the expiration of a foreign sales tax benefit.

Operating profit in Hill’s Pet Nutrition was $677 in 2017, even with 2016, while as a percentage of Net sales it decreased 40 bps to 29.5%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (90 bps), partially offset by an increase in Gross profit (60 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing, partially offset by higher raw and packaging material costs (110 bps), net of foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps) and higher overhead expenses (30 bps).

(Dollars in Millions Except Per Share Amounts)

Corporate

	2018	2017	% Change	2016	% Change
Operating profit (loss)	$(602)	$(811)	(26)%	$(609)	33%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2018	2017	2016
Global Growth and Efficiency Program	$(152)	$(313)	$(216)
Gain on sale of land in Mexico	—	—	97
Charges for a litigation matter	—	—	(17)
Corporate overhead costs and other, net	(450)	(498)	(473)
Total Corporate Operating profit (loss)	$(602)	$(811)	$(609)

Excluding charges related to the Global Growth and Efficiency Program in 2018, 2017 and 2016, charges for a litigation matter in 2016 and the gain on sale of land in Mexico in 2016, Corporate Operating profit (loss) decreased in 2018 as compared to 2017, driven by lower Corporate overhead costs and other, net, primarily as a result of lower compensation expense.

Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. The program runs through December 31, 2019.

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

Implementation of the Global Growth and Efficiency Program remains on track and is in its final year. Savings, substantially all of which are expected to increase future cash flows, are projected to be in the range of $590 to $635 pretax ($550 to $575 aftertax) annually, once all projects are approved and implemented. Savings achieved in 2018 were in line with the Company’s previously disclosed estimate of $90 to $120 pretax ($100 to $125 aftertax). The Company expects savings in 2019 to be approximately $25 to $55 pretax ($40 to $60 aftertax). Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,820 to $1,870 ($1,350 to $1,380 aftertax). The Company anticipates that pretax charges for 2019 will approximate $100 to $150 ($70 to $100 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (45%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (5%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 4,000 to 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2018, 2017 and 2016, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2018	2017	2016
Cost of sales	$31	$75	$46
Selling, general and administrative expenses	33	86	77
Other (income) expense, net	88	152	93
Non-service related postretirement costs	9	20	12
Total Global Growth and Efficiency Program charges, pretax	$161	$333	$228

Total Global Growth and Efficiency Program charges, aftertax	$125	$246	$168

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2018	2017	2016	Accumulated Charges
North America	18%	23%	35%	18%
Latin America	10%	2%	5%	4%
Europe	(2)%	21%	12%	20%
Asia Pacific	13%	5%	4%	4%
Africa/Eurasia	5%	3%	14%	6%
Hill’s Pet Nutrition	19%	6%	7%	8%
Corporate	37%	40%	23%	40%
Total	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,722 ($1,278 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2018
Employee-Related Costs	$681
Incremental Depreciation	92
Asset Impairments	52
Other	897
Total	$1,722

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

(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2016	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	53	2	16	90	161
Cash payments	(107)	—	—	(60)	(167)
Charges against assets	(9)	(2)	(16)	—	(27)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at December 31, 2018	$60	$—	$—	$142	$202

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $9, $21 and $4 for the years ended December 31, 2018, 2017 and 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2018, 2017 and 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $42, $145 and $116, respectively, and contract termination costs and charges resulting directly from exit activities of $48, $6 and $21, respectively. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2018, 2017 and 2016 are other exit costs of $0, $0 and $1, respectively, related to the consolidation of facilities.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, as applicable, the external factor of foreign exchange, as well as the impact of acquisitions and divestments. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2018 and 2017 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding, as applicable, charges resulting from the Global Growth and Efficiency Program, a benefit from a foreign tax matter, charges related to U.S. tax reform, a gain on the sale of land in Mexico, benefits from tax matters and charges for a litigation matter (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2018, 2017 and 2016 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for each of the years ended December 31, 2018 and 2017 versus the prior year:

Year ended December 31, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	7.5%	—%	5.0%	2.5%
Latin America	(7.5)%	(6.5)%	—%	(1.0)%
Europe	4.5%	4.0%	—%	0.5%
Asia Pacific	(1.5)%	—%	—%	(1.5)%
Africa/Eurasia	(1.5)%	(4.0)%	—%	2.5%
Total Oral, Personal and Home Care	—%	(1.5)%	1.5%	—%
Pet Nutrition	4.0%	0.5%	—%	3.5%
Total Company	0.5%	(1.0)%	1.0%	0.5%

Year ended December 31, 2017	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	(2.0)%	—%	—%	(2.0)%
Latin America	6.5%	1.0%	—%	5.5%
Europe	2.0%	1.0%	—%	1.0%
Asia Pacific	(0.5)%	—%	—%	(0.5)%
Africa/Eurasia	2.5%	3.5%	—%	(1.0)%
Total Oral, Personal and Home Care	2.0%	1.0%	—%	1.0%
Pet Nutrition	1.0%	0.5%	—%	0.5%
Total Company	1.5%	0.5%	—%	1.0%

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

Cash Flow

Net cash provided by operations was $3,056 in 2018, compared to $3,054 in 2017 and $3,141 in 2016. Net cash provided by operations for 2018 increased as compared to 2017 primarily due to lower income tax payments, partially offset by an increase in working capital. The decrease in 2017 as compared to 2016 was primarily due to the timing of income tax payments.

The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company continues to be tightly focused on working capital. The Company’s working capital as a percentage of Net sales was (1.7)% in 2018 as compared to (2.0)% in 2017.

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. The program runs through December 31, 2019.

Implementation of the Global Growth and Efficiency Program remains on track and is in its final year. Including the most recent expansion, total program charges resulting from the Global Growth and Efficiency Program are estimated to be in the range of $1,820 to $1,870 ($1,350 to $1,380 aftertax). Approximately 80% of total program charges resulting from the Global Growth and Efficiency Program are expected to result in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $590 to $635 pretax ($550 to $575 aftertax) annually, once all projects are approved and implemented. Savings achieved in 2018 were in line with the Company’s previously disclosed estimate of $90 to $120 pretax ($100 to $125 aftertax).

The Company anticipates that pretax charges for 2019 will approximate $100 to $150 ($70 to $100 aftertax). The Company expects savings in 2019 to amount to approximately $25 to $55 pretax ($40 to $60 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 70% of the restructuring accrual at December 31, 2018 is expected to be paid before year-end 2019.

Investing activities used $1,170 of cash in 2018, compared to $471 and $499 during 2017 and 2016, respectively. Investing activities in 2018 include the Company’s acquisition of the outstanding equity interests of PCA Skin and Elta MD, professional skin care businesses, for aggregate cash consideration of approximately $730. Purchases of marketable securities and investments decreased in 2018 to $169 from $347 in 2017. Proceeds from the sale of marketable securities and investments decreased in 2018 to $156 from $391 in 2017.

In September 2016, the Company’s Mexican subsidiary completed the sale to the United States of America of the Mexico City site on which its commercial operations, technology center and soap production facility were previously located and received $60 as the third and final installment of the sale price. The total sale price (including the third installment and the previously received first and second installments) was $120. The Company recognized a pretax gain of $97 ($63 aftertax) in the third quarter of 2016, net of costs primarily related to site preparation.

Capital expenditures in 2018 were $436, a decrease from $553 in 2017 and $593 in 2016. Capital expenditures decreased in 2018 primarily due to lower spending on manufacturing facilities and capital projects related to the Global Growth and Efficiency Program. Capital expenditures for 2019 are expected to be approximately 2.5% to 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

(Dollars in Millions Except Per Share Amounts)

Financing activities used $2,679 of cash during 2018 compared to $2,450 and $2,233 during 2017 and 2016, respectively. The increase in cash used in 2018 as compared to 2017 was primarily due to higher net payments on debt and lower proceeds from the exercise of stock options. The increase in cash used in 2017 as compared to 2016 was primarily due to lower net proceeds from the issuance of debt and higher purchases of treasury shares.

Long-term debt, including the current portion, decreased to $6,354 as of December 31, 2018, as compared to $6,566 as of December 31, 2017 and total debt decreased to $6,366 as of December 31, 2018 as compared to $6,577 as of December 31, 2017. The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the fourth quarter of 2017, the Company issued $400 of five-year notes at a fixed rate of 2.25%. During the third quarter of 2017, the Company issued $500 of thirty-year notes at a fixed rate of 3.70%. The debt issuances in 2017 were under the Company’s shelf registration statement. Proceeds from the debt issuances in 2017 were used for general corporate purposes, which included the retirement of commercial paper borrowings.

At December 31, 2018, the Company had access to unused domestic and foreign lines of credit of $3,023 (including under the facility discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2018, the Company amended and restated its five-year revolving credit facility, on substantially similar terms, for a five-year term expiring November 2023 and increasing the facility’s capacity to $2,650. Commitment fees related to the credit facility are not material.

Domestic and foreign commercial paper outstanding was $534 and $24 as of December 31, 2018 and December 31, 2017, respectively. The average daily balances outstanding of commercial paper in 2018 and 2017 were $1,773 and $1,606, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2023.

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2018 and 2017:

	2018			2017
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Payable to banks	5.3%	2019	$12	2.8%	2018	$11
Commercial paper	2.5%	2019	534	1.5%	2018	24
Total			$546			$35

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

Dividend payments in 2018 were $1,591, an increase from $1,529 in 2017 and $1,508 in 2016. Dividend payments increased to $1.66 per share in 2018 from $1.59 per share in 2017 and $1.55 per share in 2016. In the first quarter of 2018, the Company’s Board increased the quarterly common stock cash dividend to $0.42 per share from $0.40 per share, effective in the second quarter of 2018.

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under the 2018 Program, which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

(Dollars in Millions Except Per Share Amounts)

Aggregate share repurchases in 2018 consisted of 8.9 million common shares under the 2018 Program, 8.7 million common shares under the 2015 Program and 1.1 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,238. Aggregate repurchases in 2017 consisted of 18.3 million common shares under the 2015 Program and 0.9 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,399. Aggregate repurchases in 2016 consisted of 18.3 million common shares under the 2015 Program and 1.0 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,335.

Cash and cash equivalents decreased $809 during 2018 to $726 at December 31, 2018, compared to $1,535 at December 31, 2017, primarily due to the acquisitions of PCA Skin and Elta MD and reduced levels of debt. Cash and cash equivalents held by the Company’s foreign subsidiaries was $651 and $1,467, respectively, at December 31, 2018 and 2017.

In 2016, in order to fully utilize a $210 U.S. income tax benefit principally related to changes in Venezuela’s foreign exchange regime, the Company decided to repatriate $1,500 of earnings of foreign subsidiaries it previously considered indefinitely reinvested outside of the U.S., and accordingly, recorded a tax charge of $210.
The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2018:

	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt including current portion(1)	$4,748	$—	$249	$298	$886	$893	$2,422
Net cash interest payments on long-term debt(2)	1,993	148	143	136	121	92	1,353
Leases	666	193	165	123	102	51	32
Purchase obligations(3)	440	179	151	96	4	2	8
U.S. tax reform payments	219	—	—	9	25	46	139
Total	$8,066	$520	$708	$662	$1,138	$1,084	$3,954
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

(3)
The Company had outstanding contractual obligations with suppliers at the end of 2018 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2019. Management’s best estimate of voluntary contributions the Company will make to its U.S. postretirement plans for the year ending December 31, 2019 is approximately $100. In addition, total benefit payments to be paid to participants for the year ending December 31, 2019 from the Company’s assets are estimated to be approximately $61.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized gain of $9 and a net unrealized loss of $9 at December 31, 2018 and 2017, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2018, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $69.

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

Based on year-end 2018 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $19 in 2018.

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

At December 31, 2018 and 2017 the Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, were not material. At the end of 2018, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $2.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019 on a prospective basis and does not expect the guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

(Dollars in Millions Except Per Share Amounts)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosure requirements in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The new guidance is effective for the Company beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, with early adoption permitted. The new guidance is required to be applied on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

(Dollars in Millions Except Per Share Amounts)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. The non-service related components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement was adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization was adopted on a prospective basis. Effective January 1, 2018, as required, the Company adopted this standard on a retrospective basis. As permitted by the new guidance, the Company used the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the basis for applying the retrospective presentation requirements. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. For the years ended December 31, 2017 and 2016, the Company reclassified $118 and $118, respectively, of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

(Dollars in Millions Except Per Share Amounts)

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases.” The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, and enhanced disclosures about the Company’s leasing arrangements. Substantially all of the Company’s leases are considered operating leases and, as such, under accounting standards in effect at December 31, 2018, were not recognized on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provided an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company adopted the new standard beginning on January 1, 2019 and elected the optional transition method with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard is expected to result in the recognition of right-of-use assets of approximately $450 and liabilities of approximately $575, with no material cumulative effect adjustment to its Consolidated Balance Sheet as of the date of adoption. Adoption of the new standard will not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows.

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

In May 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. As required, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the 2018 opening balance of retained earnings. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, “Revenue from Contracts with Customers,” while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, “Revenue Recognition.”

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

(Dollars in Millions Except Per Share Amounts)

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for shipping and handling costs for the years ended December 31, 2017 and 2016 and inventories.

▪
The Company accounts for shipping and handling costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports such costs in the Consolidated Statements of Income as a component of Selling, general and administrative expenses.

Prior to ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which the Company adopted on January 1, 2018, shipping and handling costs could be reported as either a component of Cost of sales or Selling, general and administrative expenses. Prior to 2018, the Company also reported such costs as a component of Selling, general and administrative expenses. Accordingly, the Company’s Gross profit margin was not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included in Cost of sales, the Company’s Gross profit margin would have decreased by 760 bps and 750 bps in 2017 and 2016, respectively, with no impact on reported earnings.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (75% of inventories) and the LIFO method (25% of inventories). There would have been no material impact on reported earnings for 2018, 2017 or 2016 had all inventories been accounted for under the FIFO method.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

▪
In pension accounting, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 4.38%, 3.73% and 4.27% as of December 31, 2018, 2017 and 2016, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 4.43%, 3.80% and 4.41% as of December 31, 2018, 2017 and 2016, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.60% as of December 31, 2018 and 2017 and 6.80% as of December 31, 2016. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (5)%, 5%, 8%, 6% and 7%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 60% in fixed income securities, 22% in equity securities and 18% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $12. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $3. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2018, 2017 and 2016. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2019, declining to 4.75% by 2024 and remaining at 4.75% for the years thereafter. The effect on the total of service and interest cost components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $7.

(Dollars in Millions Except Per Share Amounts)

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2018 was $9.48. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 8%. A 1% change in volatility would change fair value by approximately 5%.

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

The estimated fair value of the Company’s intangible assets substantially exceeds the recorded carrying value, except for the intangible assets acquired in the Sanex acquisition in 2011 and the PCA Skin and Elta MD acquisitions in 2018, which were recorded at fair value. The estimated fair value of the Company’s reporting units also substantially exceeds the recorded carrying value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

The Company applies the ‘relief from royalty method’ to estimate the fair value of the intangible assets acquired in the Sanex acquisition (the “Sanex intangible assets”). Under this method, the fair value of an intangible asset is calculated as the present value of future royalty savings generated as a result of owning the intangible asset. The key assumptions used in determining the Company’s estimate of the fair value of the Sanex intangible assets include royalty rates, discount rates and long-term revenue growth rates. Estimating long-term revenue growth rates requires significant judgment by management in areas such as future economic conditions, product pricing and consumer tastes and preferences. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. As a result of the analysis, the Company determined that the fair value of the Sanex intangible assets exceeded their carrying value by more than 10% and concluded that such excess was reasonable considering the brand’s relatively recent acquisition. Based on this, the brand’s recent performance and the Company’s future plans for it, the Company does not believe there is a significant risk of impairment related to the Sanex intangible assets. Given the recent acquisitions of PCA Skin and Elta MD, the performance of PCA Skin and Elta MD since acquisition and the Company’s future plans for these brands, the Company does not believe there is a significant risk of impairment related to either PCA Skin’s and Elta MD’s intangible assets.

Asset impairment analysis related to certain fixed assets in connection with the Global Growth and Efficiency Program requires management’s best estimate of net realizable values.

(Dollars in Millions Except Per Share Amounts)

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

The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. The provisional charge was comprised of $451 related to the one-time deemed repatriation of accumulated earnings of foreign subsidiaries and related withholding taxes and $20 related primarily to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate, which were offset by $196 of income taxes which had been previously provided for planned repatriations of undistributed earnings of foreign subsidiaries. As a result, applicable U.S. and foreign taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries previously considered indefinitely reinvested.
During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective.

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

(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of e-commerce and the changing retail landscape, the ability to continue lowering costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s Chairman of the Board and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2018.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

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

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Executive Officers of the Registrant” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chairman and Chief Executive Officer, the Chief Financial Officer and the Vice President and Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2019 Proxy Statement is incorporated herein by reference.

(b)	The registrant does not know of any arrangements that may at a subsequent date result in a change in control of the registrant.

(c)	Equity compensation plan information as of December 31, 2018:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	42,184	(1)	$63.07	(2)	24,790	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	42,184		$63.07		24,790
_______

(1)
Consists of 39,710 options outstanding and 2,474 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $67.00 and restricted stock units of $0.00.

(3)	Amount includes 15,604 options available for issuance and 9,186 restricted stock units available for issuance under the Company’s 2013 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2019 Proxy Statement is incorporated herein by reference.

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

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A (c) to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

10-B	a)
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

10-C
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of April 19, 2018. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-644.)

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

10-I		Five Year Credit Agreement, dated as of November 2, 2018, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.**

10-J	a)
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

10-K
Form of Indemnification Agreement between Colgate-Palmolive Company and its directors, executive officers and certain key employees. (Registrant hereby incorporates by reference Exhibit 10-K to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)

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

32
Certificate of the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

Colgate-Palmolive Company (Registrant)

Date: February 21, 2019	By	/s/ Ian Cook
Ian Cook Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) Directors:

/s/ Ian Cook	/s/ Ian Cook
Ian Cook Chairman of the Board and Chief Executive Officer	Ian Cook
(b) Principal Financial Officer	Charles A. Bancroft, John P. Bilbrey, John T. Cahill, Helene D. Gayle, Ellen M. Hancock, C. Martin Harris, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove

/s/ Henning I. Jakobsen	/s/ Jennifer M. Daniels
Henning I. Jakobsen Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

(c) Principal Accounting Officer

/s/ Philip G. Shotts
Philip G. Shotts Vice President and Controller

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Colgate-Palmolive Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
New York, New York February 21, 2019
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2018	2017	2016
Net sales	$15,544	$15,454	$15,195
Cost of sales	6,313	6,174	6,072
Gross profit	9,231	9,280	9,123
Selling, general and administrative expenses	5,389	5,400	5,143
Other (income) expense, net	148	173	25
Operating profit	3,694	3,707	3,955
Non-service related postretirement costs	87	118	118
Interest (income) expense, net	143	102	99
Income before income taxes	3,464	3,487	3,738
Provision for income taxes	906	1,313	1,152
Net income including noncontrolling interests	2,558	2,174	2,586
Less: Net income attributable to noncontrolling interests	158	150	145
Net income attributable to Colgate-Palmolive Company	$2,400	$2,024	$2,441
Earnings per common share, basic	$2.76	$2.30	$2.74
Earnings per common share, diluted	$2.75	$2.28	$2.72

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2018	2017	2016
Net income including noncontrolling interests	$2,558	$2,174	$2,586
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(237)	302	(137)
Retirement plan and other retiree benefit adjustments	38	54	(109)
Gains (losses) on available-for-sale securities	—	—	(1)
Gains (losses) on cash flow hedges	10	(14)	5
Total Other comprehensive income (loss), net of tax	(189)	342	(242)
Total Comprehensive income including noncontrolling interests	2,369	2,516	2,344
Less: Net income attributable to noncontrolling interests	158	150	145
Less: Cumulative translation adjustments attributable to noncontrolling interests	(19)	17	(12)
Total Comprehensive income attributable to noncontrolling interests	139	167	133
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,230	$2,349	$2,211

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$726	$1,535
Receivables (net of allowances of $82 and $77, respectively)	1,400	1,480
Inventories	1,250	1,221
Other current assets	417	403
Total current assets	3,793	4,639
Property, plant and equipment, net	3,881	4,072
Goodwill	2,530	2,218
Other intangible assets, net	1,637	1,341
Deferred income taxes	152	188
Other assets	168	218
Total assets	$12,161	$12,676
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$12	$11
Current portion of long-term debt	—	—
Accounts payable	1,222	1,212
Accrued income taxes	411	354
Other accruals	1,696	1,831
Total current liabilities	3,341	3,408
Long-term debt	6,354	6,566
Deferred income taxes	235	204
Other liabilities	2,034	2,255
Total liabilities	11,964	12,433
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	2,204	1,984
Retained earnings	21,615	20,531
Accumulated other comprehensive income (loss)	(4,188)	(3,855)
Unearned compensation	(3)	(5)
Treasury stock, at cost	(21,196)	(20,181)
Total Colgate-Palmolive Company shareholders’ equity	(102)	(60)
Noncontrolling interests	299	303
Total equity	197	243
Total liabilities and equity	$12,161	$12,676

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests
Balance, January 1, 2016	$1,466	$1,438	$(12)	$(18,102)	$18,861	$(3,950)		$255
Net income					2,441			145
Other comprehensive income (loss), net of tax						(230)		(12)
Dividends					(1,380)			(128)
Stock-based compensation expense		123
Shares issued for stock options		128		242
Shares issued for restricted stock awards		(60)		60
Treasury stock acquired				(1,335)
Other		62	5	—
Balance, December 31, 2016	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)		$260
Net income					2,024			150
Other comprehensive income (loss), net of tax						325		17
Dividends					(1,405)			(124)
Stock-based compensation expense		127
Shares issued for stock options		197		313
Shares issued for restricted stock awards		(34)		34
Treasury stock acquired				(1,399)
Other		3	2	6	(10)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					2,400			158
Other comprehensive income (loss), net of tax						(170)		(19)
Dividends					(1,448)			(143)
Stock-based compensation expense		109
Shares issued for stock options		137		190
Shares issued for restricted stock awards		(31)		31
Treasury stock acquired				(1,238)
Other		5	2	2	132	(163)	(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)		$299
(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings. See Note 2, Summary of Significant Accounting Policies for additional information.

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2018	2017	2016
Operating Activities
Net income including noncontrolling interests	$2,558	$2,174	$2,586
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	511	475	443
Restructuring and termination benefits, net of cash	(7)	91	(9)
Stock-based compensation expense	109	127	123
Gain on sale of land in Mexico	—	—	(97)
Charge for U.S. tax reform	80	275	—
Deferred income taxes	27	108	56
Voluntary benefit plan contributions	(67)	(81)	(53)
Cash effects of changes in:
Receivables	(79)	(15)	(17)
Inventories	(58)	(8)	(4)
Accounts payable and other accruals	18	(96)	100
Other non-current assets and liabilities	(36)	4	13
Net cash provided by operations	3,056	3,054	3,141
Investing Activities
Capital expenditures	(436)	(553)	(593)
Sale of property and non-core product lines	1	44	—
Purchases of marketable securities and investments	(169)	(347)	(336)
Proceeds from sale of marketable securities and investments	156	391	378
Proceeds from sale of land in Mexico	—	—	60
Payment for acquisitions, net of cash acquired	(728)	—	(5)
Other	6	(6)	(3)
Net cash used in investing activities	(1,170)	(471)	(499)
Financing Activities
Principal payments on debt	(7,355)	(4,808)	(7,274)
Proceeds from issuance of debt	7,176	4,779	7,438
Dividends paid	(1,591)	(1,529)	(1,508)
Purchases of treasury shares	(1,238)	(1,399)	(1,335)
Proceeds from exercise of stock options	329	507	446
Net cash used in financing activities	(2,679)	(2,450)	(2,233)
Effect of exchange rate changes on Cash and cash equivalents	(16)	87	(64)
Net (decrease) increase in Cash and cash equivalents	(809)	220	345
Cash and cash equivalents at beginning of year	1,535	1,315	970
Cash and cash equivalents at end of year	$726	$1,535	$1,315
Supplemental Cash Flow Information
Income taxes paid	$847	$1,037	$932
Interest paid	$194	$150	$162

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes and mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, professional skin care products, dishwashing detergents, fabric conditioners, household cleaners, and other similar items. These products are sold primarily to a variety of traditional and e-commerce retailers, wholesalers and distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and e-commerce retailers. Principal global and regional trademarks include Colgate, Palmolive, elmex, Tom’s of Maine, Sorriso, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sanex, Elta MD, PCA Skin, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2018	2017	2016
Oral Care	47%	48%	47%
Personal Care	20%	19%	20%
Home Care	18%	18%	18%
Pet Nutrition	15%	15%	15%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2018 and 2017, equity method investments included in Other assets in the Consolidated Balance Sheets were $46 and $42, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are accounted for using the cost method.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to use judgment and make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. As such, the most significant uncertainty in the Company’s assumptions and estimates involved in preparing the financial statements includes pension and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves and charges related to U.S. tax reform (see Note 11, Income Taxes). Additionally, the Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments and retirement plan assets. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Actual results could ultimately differ from those estimates.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,255, $1,183 and $1,140 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units, based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, “Intangibles–Goodwill and Other–Internal–Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019 on a prospective basis and does not expect the guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosure requirements in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The new guidance is effective for the Company beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, with early adoption permitted. The new guidance is required to be applied on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” changing the presentation of the net periodic benefit cost on the Statement of Income and limiting the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The new guidance also requires entities to present the service cost component of net periodic benefit cost together with compensation costs arising from services rendered by employees during the period. The non-service related components of net periodic benefit cost, which include interest, expected return on assets, amortization of prior service costs and actuarial gains and losses, are required to be presented outside of Operating profit. The line item or items used to present the other components of net periodic benefit cost must be disclosed in the Notes to the Consolidated Financial Statements, if not separately described on the Statement of Income. The new presentation requirement was adopted on a “full retrospective” basis, meaning the standard is applied to all of the periods presented in the financial statements, while the limitation on capitalization was adopted on a prospective basis. Effective January 1, 2018, as required, the Company adopted this standard on a retrospective basis. As permitted by the new guidance, the Company used the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the basis for applying the retrospective presentation requirements. As a result, for all periods presented, only the service related component of pension and other postretirement benefit costs is included in Operating profit. For the years ended December 31, 2017 and 2016, the Company reclassified $118 and $118, respectively, of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. Adoption of this standard had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases.” The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, and enhanced disclosures about the Company’s leasing arrangements. Substantially all of the Company’s leases are considered operating leases and, as such, under accounting standards in effect at December 31, 2018, were not recognized on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provided an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company adopted the new standard beginning on January 1, 2019 and elected the optional transition method with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard is expected to result in the recognition of right-of-use assets of approximately $450 and liabilities of approximately $575, with no material cumulative effect adjustment to its Consolidated Balance Sheet as of the date of adoption. Adoption of the new standard will not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows.

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

In May 2014, the FASB and the International Accounting Standards Board issued their final converged standard on revenue recognition. The standard, issued as ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by the FASB, provides a comprehensive revenue recognition model for all contracts with customers and supersedes current revenue recognition guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to its customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also includes enhanced disclosures. During 2016, the FASB issued several accounting updates (ASU No. 2016-08, 2016-10 and 2016-12) to clarify implementation guidance and correct unintended application of the guidance. The standard allows for either full retrospective adoption or modified retrospective adoption. The Company adopted the new standard on January 1, 2018, on a “modified retrospective” basis, which did not have a material impact on the Company’s Consolidated Financial Statements. As required, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the 2018 opening balance of retained earnings. Results for periods beginning on or after January 1, 2018 are presented under Topic 606, “Revenue from Contracts with Customers,” while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting guidance under Topic 605, “Revenue Recognition.”

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions and Divestitures

Acquisitions

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC (“PCA Skin”) and Elta MD Holdings, Inc. (“Elta MD”), professional skin care businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company entered the professional skin care category, which complements its existing global personal care businesses and resulted in the recognition of additional goodwill.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total purchase price consideration of $730 has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Recognized amounts of assets acquired and liabilities assumed:
Inventories	$8
Other current assets	8
Other intangible assets	369
Goodwill	397
Other current liabilities	(6)
Deferred income taxes	(46)
Fair value of net assets acquired	$730

Other intangible assets acquired primarily include trademarks of $231 with useful lives of 25 years and customer relationships of $133 with useful lives ranging from 12 to 13 years.

Goodwill of $397 was allocated to the North America segment. The Company expects that approximately 45% of the goodwill will be deductible for tax purposes.

Pro forma results of operations have not been presented as the impact on the Company’s Consolidated Financial Statements is not material.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

4.    Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (the “Global Growth and Efficiency Program”). The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. The program runs through December 31, 2019.

Initiatives under the Global Growth and Efficiency Program continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

Including the most recent expansion, cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are estimated to be in the range of $1,820 to $1,870 ($1,350 to $1,380 aftertax). The Company anticipates that pretax charges for 2019 will approximate $100 to $150 ($70 to $100 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

The pretax charges resulting from the Global Growth and Efficiency Program are currently estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (45%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (5%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is currently estimated that approximately 80% of the charges will result in cash expenditures.

The Company expects that the cumulative pretax charges, once all projects are approved and implemented, will relate to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Company expects that, when it has been fully implemented, the Global Growth and Efficiency Program will have contributed a net reduction of approximately 4,000 to 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2018, 2017 and 2016, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2018	2017	2016
Cost of sales	$31	$75	$46
Selling, general and administrative expenses	33	86	77
Other (income) expense, net	88	152	93
Non-service related postretirement costs	9	20	12
Total Global Growth and Efficiency Program charges, pretax	$161	$333	$228

Total Global Growth and Efficiency Program charges, aftertax	$125	$246	$168

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

				Program-to-date
	2018	2017	2016	Accumulated Charges
North America	18%	23%	35%	18%
Latin America	10%	2%	5%	4%
Europe	(2)%	21%	12%	20%
Asia Pacific	13%	5%	4%	4%
Africa/Eurasia	5%	3%	14%	6%
Hill’s Pet Nutrition	19%	6%	7%	8%
Corporate	37%	40%	23%	40%
Total	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,722 ($1,278 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of December 31, 2018
Employee-Related Costs	$681
Incremental Depreciation	92
Asset Impairments	52
Other	897
Total	$1,722

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2016	$84	$—	$—	$131	$215
Charges	61	9	20	138	228
Cash payments	(84)	—	—	(153)	(237)
Charges against assets	(4)	(9)	(20)	—	(33)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	9	9
Balance at December 31, 2016	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	53	2	16	90	161
Cash payments	(107)	—	—	(60)	(167)
Charges against assets	(9)	(2)	(16)	—	(27)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at December 31, 2018	$60	$—	$—	$142	$202

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $9, $21 and $4 for the years ended December 31, 2018, 2017 and 2016, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities (see Note 10, Retirement Plans and Other Retiree Benefits for additional information).

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2018, 2017 and 2016 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $42, $145 and $116, respectively, and contract termination costs and charges resulting directly from exit activities of $48, $6 and $21, respectively. These charges were expensed as incurred. Also included in Other charges for the years ended December 31, 2018, 2017 and 2016 are other exit costs of $0, $0 and $1, respectively, related to the consolidation of facilities.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2018 and 2017 by segment was as follows:

	2018	2017
Oral, Personal and Home Care
North America	$733	$343
Latin America	220	256
Europe	1,302	1,333
Asia Pacific	185	190
Africa/Eurasia	75	81
Total Oral, Personal and Home Care	2,515	2,203
Pet Nutrition	15	15
Total Goodwill	$2,530	$2,218

The change in the amount of Goodwill during 2018 is primarily due to the acquisitions of PCA Skin and Elta MD (See Note 3, Acquisitions and Divestitures for further information), which resulted in the recognition of Goodwill in the amount of $397, and the impact of foreign currency translation.

Other intangible assets as of December 31, 2018 and 2017 were comprised of the following:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks	$771	$(358)	$413	$547	$(337)	$210
Other finite life intangible assets	390	(133)	257	249	(103)	146
Indefinite life intangible assets	967	—	967	985	—	985
Total Other intangible assets	$2,128	$(491)	$1,637	$1,781	$(440)	$1,341

The changes in the net carrying amounts of Other intangible assets during 2018 and 2017 were primarily due to amortization expense of $59 and $35, respectively, as well as the impact of foreign currency translation. In addition, in 2018, Trademarks included $231 and Other finite life intangible assets included customer relationships of $133 acquired in connection with the acquisitions of PCA Skin and Elta MD (See Note 3, Acquisitions and Divestitures for further information). Annual estimated amortization expense for each of the next five years is expected to be approximately $50.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2018	2017
Notes	2.8%	2019	-	2078	$5,820	$6,542
Commercial paper	2.5%	2019			534	24
					6,354	6,566
Less: Current portion of long-term debt					—	—
Total					$6,354	$6,566

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2018 and 2017 was 5.3% and 2.8%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and capitalized leases outstanding as of December 31, 2018, were as follows:

Years Ended December 31,
2019	$—
2020	249
2021	298
2022	886
2023	893
Thereafter	2,422

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

At December 31, 2018, the Company had access to unused domestic and foreign lines of credit of $3,023 (including under the facility discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2018, the Company amended and restated its five-year revolving credit facility, on substantially similar terms, for a five-year term expiring November 2023 and increasing the facility’s capacity to $2,650. Commitment fees related to the credit facility are not material.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments at December 31, 2018 and December 31, 2017:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		12/31/18	12/31/17		12/31/18	12/31/17
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$1	$—
Interest rate swap contracts	Other assets	—	—	Other liabilities	8	7
Foreign currency contracts	Other current assets	20	25	Other accruals	8	20
Foreign currency contracts	Other assets	—	—	Other liabilities	21	46
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$20	$25		$38	$73

Other financial instruments
Marketable securities	Other current assets	$10	$14
Total other financial instruments		$10	$14

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2018 and 2017. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2018 and 2017, was $6,434 and $6,799, respectively, and the related carrying value was $6,354 and $6,566, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

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

Activity related to fair value hedges recorded during each period presented was as follows:

	2018			2017
	Foreign Currency Contracts	Interest Rate Swaps	Total	Foreign Currency Contracts	Interest Rate Swaps	Total
Notional Value at December 31,	$327	$900	$1,227	$1,231	$1,000	$2,231
Gain (loss) on derivatives	(1)	(2)	(3)	(7)	(9)	(16)
Gain (loss) on hedged items	1	2	3	7	9	16

Cash Flow Hedges

All of the Company’s commodity contracts and certain foreign currency forward contracts have been designated as cash flow hedges, for which the effective portion of the gain or loss is reported as a component of Other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during each period presented was as follows:

	2018			2017
	Foreign Currency Contracts	Commodity Contracts	Total	Foreign Currency Contracts	Commodity Contracts	Total
Notional Value at December 31,	$782	$14	$796	$702	$—	$702
Gain (loss) recognized in OCI	10	—	10	(25)	—	(25)
Gain (loss) reclassified into Cost of sales	(4)	1	(3)	(3)	—	(3)

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

Activity related to net investment hedges recorded during each period presented was as follows:

	2018			2017
	Foreign Currency Contracts	Foreign Currency Debt	Total	Foreign Currency Contracts	Foreign Currency Debt	Total
Notional Value at December 31,	$482	$1,396	$1,878	$478	$601	$1,079
Gain (loss) on instruments	33	93	126	(71)	(112)	(183)
Gain (loss) on hedged items	(33)	(93)	(126)	71	112	183

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program (the “2015 Program”). The Company commenced repurchases of shares of the Company’s common stock under the 2018 Program beginning June 19, 2018. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,238 during 2018 under the 2018 Program and 2015 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31, is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2016	892,738,518	572,967,842

Common stock acquired	(19,271,304)	19,271,304
Shares issued for stock options	8,536,639	(8,536,639)
Shares issued for restricted stock units and other	1,105,110	(1,105,110)
Balance, December 31, 2016	883,108,963	582,597,397

Common stock acquired	(19,185,828)	19,185,828
Shares issued for stock options	9,670,988	(9,670,988)
Shares issued for restricted stock units and other	1,106,995	(1,106,995)
Balance, December 31, 2017	874,701,118	591,005,242

Common stock acquired	(18,786,897)	18,786,897
Shares issued for stock options	6,040,920	(6,040,920)
Shares issued for restricted stock units and other	957,651	(957,651)
Balance, December 31, 2018	862,912,792	602,793,568

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $109, $127 and $123 for the years ended December 31, 2018, 2017 and 2016, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits discussed below, was approximately $25, $42 and $40 for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2018, 2017 and 2016 was $9.48, $8.37 and $8.10, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2018	2017	2016
Expected term of options	4.5 years	4.5 years	4.5 years
Expected volatility rate	17.7%	16.0%	16.7%
Risk-free interest rate	2.8%	1.8%	1.2%
Expected dividend yield	2.5%	2.2%	2.1%

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Restricted Stock Units

The Company grants restricted stock unit awards, including long-term incentive awards, to officers and other employees. Under the Company’s long-term incentive plan, awards are granted following a three-year performance period. Awards vest at the end of the restriction period, which is three years from the date of grant. As of December 31, 2018, approximately 9,186,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2018 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2018	2,730	$70
Activity:
Granted	814	69
Vested	(901)	65
Forfeited	(169)	70
Restricted stock units as of December 31, 2018	2,474	$71

As of December 31, 2018, there was $45 of total unrecognized compensation expense related to unvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $55, $66 and $61, respectively.

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Stock options generally have a contractual term of six years and vest over three years. As of December 31, 2018, 15,604,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2018 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2018	40,979	$65
Granted	6,290	68
Exercised	(6,669)	55
Forfeited or expired	(890)	71
Options outstanding, December 31, 2018	39,710	67	3	$1,457
Options exercisable, December 31, 2018	26,420	$66	3	$1,457

As of December 31, 2018, there was $38 of total unrecognized compensation expense related to unvested options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $92, $201 and $221, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2018, 2017 and 2016 were $12, $47 and $59, respectively. Through December 31, 2016 these amounts were recognized in equity and were reported as a financing cash flow. Effective January 1, 2017, as a result of the required adoption of ASU No. 2016-09, excess tax benefits from stock-based compensation have been recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2018, 2017 and 2016 were $329, $507 and $386, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2018 and 2017, there were 15,806,529 and 18,400,412 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2018, the ESOP had outstanding borrowings from the Company of $3, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2018, 13,237,788 shares of common stock had been released and allocated to participant accounts and 2,568,741 shares of common stock were available for future allocation to participant accounts.

Dividends on the stock used to repay principal and interest or credited to participant accounts are deductible for income tax purposes and, accordingly, are reflected net of their tax benefit in the Consolidated Statements of Changes in Shareholders’ Equity.

Annual expense related to the ESOP was $0 in 2018, 2017 and 2016.

The Company paid dividends on the shares held by the ESOP of $29 in 2018, $32 in 2017 and $35 in 2016. The Company contributed to the ESOP $0 in 2018, 2017 and 2016.

10.    Retirement Plans and Other Retiree Benefits

Retirement Plans

The Company and certain of its U.S. and foreign subsidiaries maintain defined benefit retirement plans. Benefits under these plans are based primarily on years of service and employees’ earnings.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	22%	37%
Fixed income securities	60%	43%
Real estate and other investments	18%	20%
Total	100%	100%

At December 31, 2018 the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$29	$9	$1
U.S. common stocks	Level 1	75	3	3
International common stocks	Level 1	—	4	—
Pooled funds(1)	Level 1	106	82	4
Fixed income securities(2)	Level 2	865	24	28
Guaranteed investment contracts(3)	Level 2	1	51	—
		1,076	173	36
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		229	134	8
Fixed income funds(5)		116	173	4
Hedge funds(6)		56	6	2
Multi-Asset funds(7)		94	2	3
Real estate funds(8)		39	22	1
		534	337	18

Other assets and liabilities, net(9)		(42)	—	—
Total Investments		$1,568	$510	$54

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

(2)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of both December 31, 2018 and 2017, approximately 50% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Equity securities in the U.S. plans include investments in the Company’s common stock representing 5% and 7% of U.S. plan assets at December 31, 2018 and December 31, 2017, respectively. In 2018 and 2017, the U.S. plans sold 384,004 and 0 shares, respectively, of the Company’s common stock to the Company. No shares of the Company’s stock were purchased by the U.S. plans in 2018 or 2017. The plans received dividends on the Company’s common stock of $3 in each of 2018 and 2017.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2018	2017	2018	2017	2018	2017
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,363	$2,298	$847	$800	$960	$923
Service cost	1	1	14	16	16	13
Interest cost	86	94	21	22	38	40
Participants’ contributions	—	—	2	2	—	—
Acquisitions/plan amendments	—	—	4	(6)	—	—
Actuarial loss (gain)	(139)	110	(11)	(11)	(88)	21
Foreign exchange impact	—	—	(40)	72	(5)	3
Termination benefits (1)	9	24	—	—	—	(3)
Curtailments and settlements	(4)	—	(7)	(11)	—	—
Benefit payments	(169)	(164)	(42)	(36)	(45)	(37)
Other	—	—	(1)	(1)	—	—
Benefit obligations at end of year	$2,147	$2,363	$787	$847	$876	$960
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,812	$1,646	$575	$509	$—	$—
Actual return on plan assets	(101)	225	(16)	42	(1)	—
Company contributions	30	105	27	30	100	37
Participants’ contributions	—	—	3	2	—	—
Foreign exchange impact	—	—	(29)	40	—	—
Settlements and acquisitions	(4)	—	(7)	(11)	—	—
Benefit payments	(169)	(164)	(42)	(36)	(45)	(37)
Other	—	—	(1)	(1)	—	—
Fair value of plan assets at end of year	$1,568	$1,812	$510	$575	$54	$—
Funded Status
Benefit obligations at end of year	$2,147	$2,363	$787	$847	$876	$960
Fair value of plan assets at end of year	1,568	1,812	510	575	54	—
Net amount recognized	$(579)	$(551)	$(277)	$(272)	$(822)	$(960)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$6	$22	$—	$—
Current liabilities	(26)	(24)	(12)	(13)	(46)	(44)
Noncurrent liabilities	(553)	(527)	(271)	(281)	(776)	(916)
Net amount recognized	$(579)	$(551)	$(277)	$(272)	$(822)	$(960)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$940	$911	$226	$209	$239	$338
Transition/prior service cost	1	1	6	1	(1)	(1)
	$941	$912	$232	$210	$238	$337
Accumulated benefit obligation	$2,090	$2,293	$731	$787	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2018	2017	2018	2017	2018	2017
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.38%	3.73%	2.80%	2.53%	4.43%	3.80%
Long-term rate of return on plan assets	6.60%	6.60%	4.06%	4.04%	6.60%	6.60%
Long-term rate of compensation increase	3.50%	3.50%	2.86%	2.79%	3.50%	3.50%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.00%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2018 and 2017 pursuant to the Global Growth and Efficiency Program.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2018 for the U.S. plans was 6.60%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were (5)%, 5%, 8%, 6%, and 7%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2018 weighted-average rate of return of 4.06%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2019 to 4.75% by 2024, remaining at 4.75% for the years thereafter. Changes in the assumed rate can have a significant effect on amounts reported. A 1% change in the assumed medical cost trend rate would have the following approximate effect:

	One percentage point
	Increase	Decrease
Accumulated postretirement benefit obligation	$115	$(93)
Total of service and interest cost components	10	(7)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2018	2017
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,882	$2,834
Fair value of plan assets	2,007	1,992

Accumulated benefit obligation	2,689	2,641
Fair value of plan assets	1,924	1,905

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

	Pension Plans						Other Retiree Benefit Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$14	$16	$16	$16	$13	$13
Interest cost	86	94	105	21	22	25	38	40	43
Annual ESOP allocation	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(115)	(111)	(109)	(21)	(22)	(23)	(2)	—	(1)
Amortization of transition and prior service costs (credits)	—	—	—	—	—	—	—	—	—
Amortization of actuarial loss	47	48	41	8	10	8	14	13	14
Net periodic benefit cost	$19	$32	$38	$22	$26	$26	$66	$66	$69
Other postretirement charges	9	24	3	2	4	11	—	(3)	1
Total pension cost	$28	$56	$41	$24	$30	$37	$66	$63	$70
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	3.73%	4.27%	4.93%	2.53%	2.59%	3.17%	3.80%	4.41%	4.97%
Long-term rate of return on plan assets	6.60%	6.80%	6.80%	4.04%	4.14%	4.62%	6.60%	6.80%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.79%	2.58%	2.78%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.33%	6.67%

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

Other postretirement charges in 2018, 2017 and 2016 include pension and other benefit enhancements amounting to $9, $21 and $4 respectively, incurred pursuant to the Global Growth and Efficiency Program. Other postretirement charges in 2018 and 2017 also includes charges of $2 and $4, respectively, in part due to retirements under the Global Growth and Efficiency Program.

The Company made voluntary contributions of $67, $81 and $53 in 2018, 2017 and 2016, respectively, to its U.S. retirement plans.

The estimated actuarial loss and the estimated transition/prior service cost for defined benefit and other retiree benefit plans that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is as follows:

	Pension Plans	Other Retiree Benefit Plans
Net actuarial loss	$60	$11
Net transition and prior service cost	—	—

Expected Contributions and Benefit Payments

Management’s best estimate of voluntary contributions the Company will make to its U.S. postretirement plans for the year ending December 31, 2019 is approximately $100. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Total benefit payments to be paid to participants for the year ending December 31, 2019 from the Company’s assets are estimated to be approximately $61. Total benefit payments expected to be paid to participants from plan assets, or directly from the Company’s assets to participants in unfunded plans, are as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2019	$149	$35	$47	$231
2020	146	35	47	228
2021	147	37	48	232
2022	151	36	48	235
2023	151	40	49	240
2024-2028	736	217	256	1,209

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2018	2017	2016
United States	$1,175	$1,072	$1,191
International	2,289	2,415	2,547
Total Income before income taxes	$3,464	$3,487	$3,738

The Provision for income taxes consists of the following for the years ended December 31:

	2018	2017	2016
United States	$248	$338	$395
International	658	975	757
Total Provision for income taxes	$906	$1,313	$1,152

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2018	2017	2016
Goodwill and intangible assets	$2	$135	$18
Property, plant and equipment	(15)	84	(3)
Pension and other retiree benefits	(7)	(192)	—
Stock-based compensation	9	(28)	15
Tax credits and tax loss carryforwards	(4)	(4)	5
Deferred withholding tax	(100)	(119)	—
Other, net	62	16	(106)
Total deferred tax benefit (provision)	$(53)	$(108)	$(71)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2018	2017	2016
Tax at United States statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	0.5	0.5
Earnings taxed at other than United States statutory rate	4.5	(3.4)	(2.7)
Charge for U.S. tax reform(1)	2.3	7.9	—
Excess tax benefits from stock-based compensation(2)	(0.3)	(1.4)	—
Foreign Tax Credit Carryback(5)	(1.7)	—	—
(Benefit) charge for foreign tax matters(3)	(0.4)	—	(0.8)
(Benefit) from Venezuela remeasurement(4)	—	—	(5.6)
Tax charge on incremental repatriation of foreign earnings(4)	—	—	5.6
Other, net	(0.2)	(0.9)	(1.2)
Effective tax rate	26.2%	37.7%	30.8%
_________

(1)
On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective.

(2)
As a result of adopting ASU No. 2016-09 “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017, the Company recognized excess tax benefits from stock-based compensation of $12 and $47 (resulting from an increase in the fair value of an award from the grant date to the vesting or exercise date, as applicable) in the Provision for income taxes as a discrete item during the years ended December 31, 2018 and 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits from stock-based compensation recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to January 1, 2017, excess tax benefits from stock-based compensation were recognized in equity. See Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements for additional information.

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

(5)	In 2018, the Company generated excess foreign taxes associated with its foreign branch operations which are being carried back to 2017. This item is not expected to be recurring.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2018	2017
Deferred tax liabilities:
Goodwill and intangible assets	$(344)	$(311)
Property, plant and equipment	(311)	(306)
Deferred withholding tax	(181)	(119)
Other	(75)	(63)
Total deferred tax liabilities	(911)	(799)
Deferred tax assets:
Pension and other retiree benefits	354	375
Tax credits and tax loss carryforwards	89	48
Accrued liabilities	180	197
Stock-based compensation	95	90
Other	164	82
Total deferred tax assets	882	792
Valuation Allowance	$(54)	$(9)
Net deferred tax assets	$828	$783
Net deferred income taxes	$(83)	$(16)

	2018	2017
Deferred taxes included within:
Assets:
Deferred income taxes	$152	$188
Liabilities:
Deferred income taxes	(235)	(204)
Net deferred income taxes	$(83)	$(16)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax benefit of $2 in 2018, net tax benefit of $37 in 2017, and net tax benefit of $85 in 2016 were recorded directly through equity. The net tax benefit in 2018 predominantly includes current and future tax impacts related to benefit plans. The amounts in 2017 and 2016 include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	2018	2017	2016
Unrecognized tax benefits:
Balance, January 1	$214	$201	$186
Increases as a result of tax positions taken during the current year	14	13	9
Decreases of tax positions taken during prior years	(37)	(9)	(45)
Increases of tax positions taken during prior years	9	15	71
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(6)	(15)	(18)
Effect of foreign currency rate movements	(4)	9	(2)
Balance, December 31	$190	$214	$201

If all of the unrecognized tax benefits for 2018 above were recognized, approximately $180 would impact the effective tax rate and would result in a cash outflow of approximately $186. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next 12 months, the Company does not expect material changes.

The Company recognized approximately $1 of interest benefit and approximately $11 and $2 of interest expense related to the above unrecognized tax benefits within income tax expense in 2018, 2017 and 2016, respectively. The Company had accrued interest of approximately $27, $28 and $17 as of December 31, 2018, 2017 and 2016, respectively.

The Company and its subsidiaries file U.S. federal income tax returns as well as income tax returns in many state and foreign jurisdictions. All U.S. federal income tax returns through December 31, 2011 have been audited by the IRS and there are limited matters which the Company plans to appeal for years 2010 through 2011, the settlement of which is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial condition. With a few exceptions, the Company is no longer subject to U.S. state and local income tax examinations for income tax returns through December 31, 2013. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations for tax audits generally ranging from three to six years.

The Company has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

For the years ended December 31, 2018, 2017 and 2016, earnings per share were as follows:

	2018			2017			2016
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,400	870.6	$2.76	$2,024	881.8	$2.30	$2,441	891.8	$2.74
Stock options and restricted stock units		2.4			6.0			6.6
Diluted EPS	$2,400	873.0	$2.75	$2,024	887.8	$2.28	$2,441	898.4	$2.72

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

As of December 31, 2018, 2017 and 2016, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 18,039,961, 11,056,725 and 3,187,485, respectively. As of December 31, 2018, 2017 and 2016, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 9,529, 91 and 2,693, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

13.    Commitments and Contingencies

Minimum rental commitments under noncancellable operating leases, primarily for office and warehouse facilities, are $193 in 2019, $165 in 2020, $123 in 2021, $102 in 2022, $51 in 2023 and $32 thereafter. Rental expense amounted to $213 in 2018, $211 in 2017 and $204 in 2016. Capital leases included in fixed assets, contingent rentals and sublease income are not significant. The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $440 at December 31, 2018.

As a global company serving consumers in more than 200 countries and territories, the Company is routinely subject to a wide variety of legal proceedings. These include disputes relating to intellectual property, contracts, product liability, marketing, advertising, foreign exchange controls, antitrust and trade regulation, as well as labor and employment, pension, data privacy and security, environmental and tax matters and consumer class actions. Management proactively reviews and monitors the Company’s exposure to, and the impact of, environmental matters. The Company is party to various environmental matters and, as such, may be responsible for all or a portion of the cleanup, restoration and post-closure monitoring of several sites.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $151. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. Appeals are currently pending at the administrative level. In the event the Company is ultimately unsuccessful in its administrative appeals, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $65, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of December 31, 2018 is set forth below.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2018, there were 239 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 193 cases as of December 31, 2017. During the year ended December 31, 2018, 132 new cases were filed and 86 cases were resolved by voluntary dismissal, judgment in the Company’s favor or settlement. The value of settlements in the years presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

Effective January 1, 2018, as required, the Company adopted ASU No. 2017-07, “Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” on a retrospective basis. To conform to the current year’s presentation, for the twelve months ended December 31, 2017 and 2016, the Company reclassified $118 and $118, respectively, of non-service related components of pension and other postretirement costs, which was previously deducted from Operating profit, to a new line item, “Non-service related postretirement costs,” which is below Operating profit. The impact of the reclassification from Operating profit by segment for the twelve months ended December 31, 2017 is as follows: North America $57, Latin America $9, Europe $6, Asia Pacific $1, Africa/Eurasia $1, Pet Nutrition $24 and Corporate $20. The impact of the reclassification from Operating profit by segment for the twelve months ended December 31, 2016 is as follows: North America $57, Latin America $7, Europe $7, Asia Pacific $1, Africa/Eurasia $1, Pet Nutrition $24 and Corporate $21. The reclassification had no effect on Net income attributable to Colgate-Palmolive Company, Earnings per common share or Cash flow.

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

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2018. No other customer represents more than 10% of Net sales.

In 2018, 2017 and 2016, Corporate Operating profit included charges of $152, $313 and $216, respectively, resulting from the Global Growth and Efficiency Program. In 2016, Corporate Operating profit also included charges of $17 for a litigation matter and a gain of $97 on the sale of land in Mexico.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2018	2017	2016
Net sales
Oral, Personal and Home Care
North America(1)	$3,348	$3,117	$3,183
Latin America	3,605	3,887	3,650
Europe	2,502	2,394	2,342
Asia Pacific	2,734	2,781	2,796
Africa/Eurasia	967	983	960
Total Oral, Personal and Home Care	13,156	13,162	12,931
Pet Nutrition(2)	2,388	2,292	2,264
Total Net sales	$15,544	$15,454	$15,195
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,091, $2,865 and $2,932 in 2018, 2017 and 2016, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $1,304, $1,246 and $1,243 in 2018, 2017 and 2016, respectively.

	2018	2017	2016
Operating profit
Oral, Personal and Home Care
North America	$1,037	$1,043	$1,087
Latin America	995	1,171	1,139
Europe	634	605	586
Asia Pacific	777	842	888
Africa/Eurasia	173	180	187
Total Oral, Personal and Home Care	3,616	3,841	3,887
Pet Nutrition	680	677	677
Corporate	(602)	(811)	(609)
Total Operating profit	$3,694	$3,707	$3,955

	2018	2017	2016
Capital expenditures
Oral, Personal and Home Care
North America	$53	$74	$151
Latin America	131	127	94
Europe	39	63	51
Asia Pacific	75	125	120
Africa/Eurasia	11	13	17
Total Oral, Personal and Home Care	309	402	433
Pet Nutrition	35	33	38
Corporate	92	118	122
Total Capital expenditures	$436	$553	$593

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2018	2017	2016
Depreciation and amortization
Oral, Personal and Home Care
North America	$88	$58	$54
Latin America	82	82	76
Europe	70	74	64
Asia Pacific	103	101	96
Africa/Eurasia	8	8	7
Total Oral, Personal and Home Care	351	323	297
Pet Nutrition	53	53	53
Corporate	107	99	93
Total Depreciation and amortization	$511	$475	$443

	2018	2017	2016
Identifiable assets
Oral, Personal and Home Care
North America	$3,310	$2,608	$2,685
Latin America	2,225	2,423	2,314
Europe	2,883	3,781	3,554
Asia Pacific	2,148	2,244	2,006
Africa/Eurasia	502	544	499
Total Oral, Personal and Home Care	11,068	11,600	11,058
Pet Nutrition	1,033	1,026	1,009
Corporate(1)	60	50	56
Total Identifiable assets(2)	$12,161	$12,676	$12,123
____________

(1)
In 2018, Corporate identifiable assets primarily consist of derivative instruments (7%) and investments in equity securities (88%). In 2017, Corporate identifiable assets primarily consist of derivative instruments (5%) and investments in equity securities (86%). In 2016, Corporate identifiable assets primarily consist of derivative instruments (24%) and investments in equity securities (68%).

(2)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-half of total long-lived assets of $8,259 in 2018 and one-third of total long-lived assets of $7,908 and $7,642 in 2017 and 2016, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

15.    Supplemental Income Statement Information

Other (income) expense, net	2018	2017	2016
Global Growth and Efficiency Program	$88	$152	$93
Amortization of intangible assets	59	35	33
Gain on sale of land in Mexico	—	—	(97)
Charges for a litigation matter	—	—	17
Equity income	(10)	(11)	(10)
Other, net	11	(3)	(11)
Total Other (income) expense, net	$148	$173	$25

Interest (income) expense, net	2018	2017	2016
Interest incurred	$195	$156	$155
Interest capitalized	(2)	(3)	(6)
Interest income	(50)	(51)	(50)
Total Interest (income) expense, net	$143	$102	$99

	2018	2017	2016
Research and development	$277	$285	$289
Advertising	$1,590	$1,573	$1,428

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

16.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2018	2017
Raw materials and supplies	$253	$267
Work-in-process	37	42
Finished goods	960	912
Total Inventories	$1,250	$1,221

Inventories valued under LIFO amounted to $294 and $289 at December 31, 2018 and 2017, respectively. The excess of current cost over LIFO cost at the end of each year was $63. The liquidations of LIFO inventory quantities had no material effect on income in 2018, 2017 and 2016.

Property, plant and equipment, net	2018	2017
Land	$152	$159
Buildings	1,604	1,655
Manufacturing machinery and equipment	5,157	5,165
Other equipment	1,423	1,481
	8,336	8,460
Accumulated depreciation	(4,455)	(4,388)
Total Property, plant and equipment, net	$3,881	$4,072

Other accruals	2018	2017
Accrued advertising and coupon redemption	$486	$510
Accrued payroll and employee benefits	275	325
Accrued taxes other than income taxes	127	123
Restructuring accrual	148	181
Pension and other retiree benefits	84	81
Accrued interest	35	34
Derivatives	9	20
Other	532	557
Total Other accruals	$1,696	$1,831

Other liabilities	2018	2017
Pension and other retiree benefits	$1,600	$1,724
Restructuring accrual	54	53
Other	380	478
Total Other liabilities	$2,034	$2,255

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2018		2017		2016
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$(233)	$(218)	$218	$285	$(97)	$(125)
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(21)	(16)	21	9	(231)	(152)
Amortization of net actuarial loss, transition and prior service costs(1)	69	54	71	45	63	43
Retirement Plan and other retiree benefit adjustments	48	38	92	54	(168)	(109)
Available-for-sale securities:
Reclassification of (gains) losses into net earnings on available- for-sale securities	—	—	—	—	(1)	(1)
Gains (losses) on available-for-sale securities	—	—	—	—	(1)	(1)
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	10	8	(25)	(16)	11	8
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	3	2	3	2	(4)	(3)
Gains (losses) on cash flow hedges	13	10	(22)	(14)	7	5
Total Other comprehensive income (loss)	$(172)	$(170)	$288	$325	$(259)	$(230)
_________

(1)	These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

(2)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs, unrealized gains and losses from derivative instruments designated as cash flow hedges and unrealized gains and losses on available-for-sale securities. At December 31, 2018 and 2017, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,038 and $923, respectively, and cumulative foreign currency translation adjustments of $3,155 and $2,927, respectively. Foreign currency translation adjustments in 2018 primarily reflect losses from the euro and the Argentine peso. Foreign currency translation adjustments in 2017 primarily reflect gains from the euro.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2018
Net sales	$15,544		$4,002		$3,886		$3,845		$3,811
Gross profit	9,231	(1)	2,408	(3)	2,301	(5)	2,269	(7)	2,253	(9)
Net income including noncontrolling interests	2,558	(2)	678	(4)	675	(6)	562	(8)	643	(10)
Net income attributable to Colgate-Palmolive Company	2,400	(2)	634	(4)	637	(6)	523	(8)	606	(10)
Earnings per common share:
Basic	2.76	(2)	0.72	(4)	0.73	(6)	0.60	(8)	0.70	(10)
Diluted	2.75	(2)	0.72	(4)	0.73	(6)	0.60	(8)	0.70	(10)

2017
Net sales	$15,454		$3,762		$3,826		$3,974		$3,892
Gross profit	9,280	(11)	2,269	(13)	2,300	(15)	2,383	(17)	2,328	(19)
Net income including noncontrolling interests	2,174	(12)	611	(14)	560	(16)	650	(18)	353	(20)
Net income attributable to Colgate-Palmolive Company	2,024	(12)	570	(14)	524	(16)	607	(18)	323	(20)
Earnings per common share:
Basic	2.30	(12)	0.64	(14)	0.59	(16)	0.69	(18)	0.37	(20)
Diluted	2.28	(12)	0.64	(14)	0.59	(16)	0.68	(18)	0.37	(20)
____________

Note:
Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)	Gross profit for the full year of 2018 includes $31 of charges related to the Global Growth and Efficiency Program.

(2)
Net income including noncontrolling interests for the full year of 2018 includes $124 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2018 include $125 of aftertax charges related to the Global Growth and Efficiency Program, an $80 charge related to U.S. tax reform and a $15 benefit from a foreign tax matter.

(3)	Gross profit for the first quarter of 2018 includes $6 of charges related to the Global Growth and Efficiency Program.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2018 include $20 of aftertax charges related to the Global Growth and Efficiency Program.

(5)	Gross profit for the second quarter of 2018 includes $5 of charges related to the Global Growth and Efficiency Program.

(6)
Net income including noncontrolling interests for the second quarter of 2018 includes $48 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2018 include $51 of aftertax charges related to the Global Growth and Efficiency Program and a $15 benefit from a foreign tax matter.

(7)	Gross profit for the third quarter of 2018 includes $8 of charges related to the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2018 include $22 of aftertax charges related to the Global Growth and Efficiency Program and an $80 charge related to U.S. tax reform.

(9)	Gross profit for the fourth quarter of 2018 includes $12 of charges related to the Global Growth and Efficiency Program.

(10)
Net income including noncontrolling interests for the fourth quarter of 2018 includes $34 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2018 include $32 of aftertax charges related to the Global Growth and Efficiency Program.

(11)	Gross profit for the full year of 2017 includes $75 of charges related to the Global Growth and Efficiency Program.

(12)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2017 include $246 of aftertax charges related to the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.

(13)	Gross profit for the first quarter of 2017 includes $14 of charges related to the Global Growth and Efficiency Program.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2017 include $31 of aftertax charges related to the Global Growth and Efficiency Program.

(15)	Gross profit for the second quarter of 2017 includes $21 of charges related to the Global Growth and Efficiency Program.

(16)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2017 include $115 of aftertax charges related to the Global Growth and Efficiency Program.

(17)	Gross profit for the third quarter of 2017 includes $16 of charges related to the Global Growth and Efficiency Program.

(18)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2017 include $39 of aftertax charges related to the Global Growth and Efficiency Program.

(19)	Gross profit for the fourth quarter of 2017 includes $24 of charges related to the Global Growth and Efficiency Program.

(20)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2017 include $61 of aftertax charges related to the Global Growth and Efficiency Program and a $275 charge related to U.S. tax reform.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2018
Allowance for doubtful accounts and estimated returns	$77	$15	$—	$10	$82
Valuation allowance for deferred tax assets	$9	$45	$—	$—	$54

Year Ended December 31, 2017
Allowance for doubtful accounts and estimated returns	$73	$8	$—	$4	$77
Valuation allowance for deferred tax assets	$—	$9	$—	$—	$9

Year Ended December 31, 2016
Allowance for doubtful accounts and estimated returns	$59	$18	$—	$4	$73
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL.

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2018. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2018, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

10-Year Stock Price Performance Graph

DOLLARS
500
400
300
200
100
0
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
S&P 500
Peer Group
Colgate

		2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Colgate	■	100	123	123	146	169	215	234	230	231	272	220
S&P 500	○	100	126	146	149	172	228	260	263	294	359	343
Peer Group	▲	100	116	126	138	151	189	212	222	238	273	258

5-Year Stock Price Performance Graph

200
150
100
50
DOLLARS
S&P 500
Peer Group
Colgate

		2013	2014	2015	2016	2017	2018
Colgate	■	100	108	107	107	126	102
S&P 500	○	100	114	115	129	157	150
Peer Group	▲	100	112	117	126	145	136

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2018		2017		2016		2015		2014		2013		2012		2011		2010		2009
Continuing Operations
Net sales	$15,544		$15,454		$15,195		$16,034		$17,277		$17,420		$17,085		$16,734		$15,564		$15,327
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,400	(1)	2,024	(2)	2,441	(3)	1,384	(4)	2,180	(5)	2,241	(6)	2,472	(7)	2,431	(8)	2,203	(9)	2,291
Earnings per common share, basic	2.76	(1)	2.30	(2)	2.74	(3)	1.53	(4)	2.38	(5)	2.41	(6)	2.60	(7)	2.49	(8)	2.22	(9)	2.26
Earnings per common share, diluted	2.75	(1)	2.28	(2)	2.72	(3)	1.52	(4)	2.36	(5)	2.38	(6)	2.57	(7)	2.47	(8)	2.16	(9)	2.18
Depreciation and amortization expense	511		475		443		449		442		439		425		421		376		351

Financial Position
Current ratio	1.1		1.4		1.3		1.2		1.2		1.1		1.2		1.2		1.0		1.1
Property, plant and equipment, net	3,881		4,072		3,840		3,796		4,080		4,083		3,842		3,668		3,693		3,516
Capital expenditures	436		553		593		691		757		670		565		537		550		575
Total assets	12,161		12,676		12,123		11,935		13,440		13,968		13,379		12,711		11,163		11,125
Long-term debt	6,354		6,566		6,520		6,246		5,625		4,732		4,911		4,417		2,806		2,812
Colgate-Palmolive Company shareholders’ equity	(102)		(60)		(243)		(299)		1,145		2,305		2,189		2,375		2,675		3,116

Share and Other
Book value per common share	0.23		0.28		0.03		(0.04)		1.55		2.79		2.60		2.71		2.95		3.26
Cash dividends declared and paid per common share	1.66		1.59		1.55		1.50		1.42		1.33		1.22		1.14		1.02		0.86
Closing price	59.52		75.45		65.44		66.62		69.19		65.21		52.27		46.20		40.19		41.08
Number of common shares outstanding (in millions)	862.9		874.7		883.1		892.7		906.7		919.9		935.8		960.0		989.8		988.4
Number of common shareholders of record	21,900		22,700		23,600		24,400		25,400		26,900		27,600		28,900		29,900		30,600
Number of employees	34,500		35,900		36,700		37,900		37,700		37,400		37,700		38,600		39,200		38,100
_________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income attributable to Colgate-Palmolive Company and earnings per common share for the full year of 2018 include $125 of aftertax charges related to the Global Growth and Efficiency Program, a $15 benefit from a foreign tax matter, and an $80 charge related to U.S. tax reform.

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

(4)
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