Form 10-Q
period 2019-03-31
COLGATE PALMOLIVE CO
filed 2019-04-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	858,514,915	March 31, 2019

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Income
 (Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$3,884	$4,002
Cost of sales	1,597	1,594
Gross profit	2,287	2,408
Selling, general and administrative expenses	1,365	1,392
Other (income) expense, net	43	33
Operating profit	879	983
Non-service related postretirement costs	25	24
Interest (income) expense, net	40	35
Income before income taxes	814	924
Provision for income taxes	214	246
Net income including noncontrolling interests	600	678
Less: Net income attributable to noncontrolling interests	40	44
Net income attributable to Colgate-Palmolive Company	$560	$634

Earnings per common share, basic	$0.65	$0.72

Earnings per common share, diluted	$0.65	$0.72

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Statements of Comprehensive Income
 (Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income including noncontrolling interests	$600	$678
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	26	108
Retirement plans and other retiree benefit adjustments	12	14
Gains (losses) on cash flow hedges	(5)	(1)
Total Other comprehensive income (loss), net of tax	33	121
Total Comprehensive income including noncontrolling interests	633	799
Less: Net income attributable to noncontrolling interests	40	44
Less: Cumulative translation adjustments attributable to noncontrolling interests	5	3
Total Comprehensive income attributable to noncontrolling interests	45	47
Total Comprehensive income attributable to Colgate-Palmolive Company	$588	$752

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Condensed Consolidated Balance Sheets
 (Dollars in Millions)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$843	$726
Receivables (net of allowances of $84 and $82, respectively)	1,547	1,400
Inventories	1,278	1,250
Other current assets	465	417
Total current assets	4,133	3,793
Property, plant and equipment:
Cost	8,398	8,336
Less: Accumulated depreciation	(4,577)	(4,455)
	3,821	3,881
Goodwill	2,517	2,530
Other intangible assets, net	1,612	1,637
Deferred income taxes	164	152
Other assets	636	168
Total assets	$12,883	$12,161
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$5	$12
Current portion of long-term debt	1	—
Accounts payable	1,215	1,222
Accrued income taxes	400	411
Other accruals	2,244	1,696
Total current liabilities	3,865	3,341
Long-term debt	6,655	6,354
Deferred income taxes	306	235
Other liabilities	2,267	2,034
Total liabilities	13,093	11,964
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,241	2,204
Retained earnings	21,436	21,615
Accumulated other comprehensive income (loss)	(4,160)	(4,188)
Unearned compensation	(3)	(3)
Treasury stock, at cost	(21,532)	(21,196)
Total Colgate-Palmolive Company shareholders’ equity	(552)	(102)
Noncontrolling interests	342	299
Total equity	(210)	197
Total liabilities and equity	$12,883	$12,161

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities
Net income including noncontrolling interests	$600	$678
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	128	129
Restructuring and termination benefits, net of cash	5	(25)
Stock-based compensation expense	17	28
Deferred income taxes	53	13
Voluntary benefit plan contributions	(102)	—
Cash effects of changes in:
Receivables	(145)	(211)
Inventories	(32)	(33)
Accounts payable and other accruals	44	33
Other non-current assets and liabilities	37	4
Net cash provided by operations	605	616
Investing Activities
Capital expenditures	(71)	(118)
Purchases of marketable securities and investments	(27)	(38)
Payment for acquisitions, net of cash acquired	—	(727)
Other	—	2
Net cash used in investing activities	(98)	(881)
Financing Activities
Principal payments on debt	(1,774)	(2,079)
Proceeds from issuance of debt	2,076	2,226
Dividends paid	(366)	(352)
Purchases of treasury shares	(399)	(351)
Proceeds from exercise of stock options	71	119
Net cash used in financing activities	(392)	(437)
Effect of exchange rate changes on Cash and cash equivalents	2	18
Net increase (decrease) in Cash and cash equivalents	117	(684)
Cash and cash equivalents at beginning of the period	726	1,535
Cash and cash equivalents at end of the period	$843	$851
Supplemental Cash Flow Information
Income taxes paid	$149	$163

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2019
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					560		40
Other comprehensive income (loss), net of tax						28	5
Dividends ($0.85/per share)*					(734)		(2)
Stock-based compensation expense		17
Shares issued for stock options		33		49
Shares issued for restricted stock units		(13)		13
Treasury stock acquired				(399)
Other				1	(5)
Balance, March 31, 2019	$1,466	$2,241	$(3)	$(21,532)	$21,436	$(4,160)	$342

Three Months Ended March 31, 2018
	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					634			44
Other comprehensive income (loss), net of tax						118		3
Dividends ($0.82/per share)*					(718)
Stock-based compensation expense		28
Shares issued for stock options		48		77
Shares issued for restricted stock units		(12)		12
Treasury stock acquired				(351)
Other		(1)	3	2	134	(163)	(2)
Balance, March 31, 2018	$1,466	$2,047	$(2)	$(20,441)	$20,581	$(3,900)		$350

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,134 at March 31, 2019 ($2,832 at March 31, 2018) and $3,155 at December 31, 2018 ($2,927 at December 31, 2017), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,026 at March 31, 2019 ($1,062 at March 31, 2018) and $1,038 at December 31, 2018 ($923 at December 31, 2017), respectively.

(2) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) to Retained earnings. See Note 2, Summary of Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

* Two dividends were declared in each of the first quarters of 2019 and 2018.

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

2.	Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.	Recent Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12 and did not have an impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance is effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019 on a prospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This new guidance is effective for the Company on a retrospective basis beginning in the year ending December 31, 2020, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” amending the eligibility criteria for hedged items and transactions to expand an entity’s ability to hedge nonfinancial and financial risk components. The new guidance eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. The new guidance also simplifies the hedge documentation and hedge effectiveness assessment requirements. The amended presentation and disclosure requirements must be adopted on a prospective basis, while any amendments to cash flow and net investment hedge relationships that exist on the date of adoption must be applied on a “modified retrospective” basis, meaning a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the year of adoption. The new guidance was effective for the Company on January 1, 2019 and did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program (see Note 4, Restructuring and Related Implementation Charges for additional information) and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 13, Leases for additional information.

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

The pretax charges resulting from the Global Growth and Efficiency Program are estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

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

For the three months ended March 31, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$11	$6
Selling, general and administrative expenses	4	5
Other (income) expense, net	13	13
Non-service related postretirement costs	1	4
Total Global Growth and Efficiency Program charges, pretax	$29	$28

Total Global Growth and Efficiency Program charges, aftertax	$22	$20

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2019	2018
North America	8%	37%	18%
Latin America	40%	12%	5%
Europe	8%	2%	19%
Asia Pacific	6%	18%	4%
Africa/Eurasia	—%	2%	6%
Hill’s Pet Nutrition	12%	19%	8%
Corporate	26%	10%	40%
Total	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,751 ($1,300 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2019
Employee-Related Costs	$691
Incremental Depreciation	97
Asset Impairments	58
Other	905
Total	$1,751

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

The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	10	5	6	8	29
Cash payments	(16)	—	—	(8)	(24)
Charges against assets	(1)	(5)	(6)	—	(12)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	(48)	(48)
Balance at March 31, 2019	$52	$—	$—	$94	$146

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2019, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 8, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three months ended March 31, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $5, and contract termination costs and charges resulting directly from exit activities of $3. These charges were expensed as incurred.

Other decreases to the restructuring accruals reflects the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 3, Recent Accounting Pronouncements and Note 13, Leases for additional information.

5.    Inventories

Inventories by major class are as follows:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$242	$253
Work-in-process	43	37
Finished goods	993	960
Total Inventories	$1,278	$1,250

6.    Earnings Per Share

For the three months ended March 31, 2019 and 2018, earnings per share were as follows:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$560	862.0	$0.65	$634	875.4	$0.72
Stock options and restricted stock units		1.2			4.5
Diluted EPS	$560	863.2	$0.65	$634	879.9	$0.72

For the three months ended March 31, 2019 and 2018, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 21,980,033 and 16,287,263, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2019 and 2018 were as follows:

	2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax

Cumulative translation adjustments	$27	$21	$96	$105
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(1)	(1)	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	17	13	18	14
Retirement plans and other retiree benefits adjustments	16	12	18	14
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(2)	(2)	(8)	(6)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(4)	(3)	6	5
Gains (losses) on cash flow hedges	(6)	(5)	(2)	(1)
Total Other comprehensive income (loss)	$37	$28	$112	$118

(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 8, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 12, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

8.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2019 and 2018 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$4	$4	$4	$4
Interest cost	23	21	5	6	11	10
Expected return on plan assets	(26)	(29)	(5)	(6)	(1)	—
Amortization of actuarial loss (gain)	13	12	2	2	2	4
Net periodic benefit cost	$10	$4	$6	$6	$16	$18

For the three months ended March 31, 2019 and 2018, the Company made voluntary contributions to its U.S. postretirement plans of $102 and $0, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018.

The impact, if any, of further transitional tax guidance that may be issued by the U.S. Treasury would be reflected in the Company’s provision for income tax in the period such guidance is effective.

10.	Contingencies

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status of pending competition law matters as of March 31, 2019 is set forth below.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever,”), pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is indemnified for these fines by Unilever pursuant to the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company appealed the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court. In March 2019, the French Supreme Court denied the Company’s appeal.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company is appealing the decision to the Greek courts.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2019, there were 229 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 239 cases as of December 31, 2018. During the three months ended March 31, 2019, 37 new cases were filed and 47 cases were resolved by voluntary dismissal or settlement. The value of settlements was not material, either individually or in the aggregate, to the Company’s results of operations for the quarter ended March 31, 2019.

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

11.	Segment Information

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs, restructuring and related implementation charges and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2019	2018
Net sales
Oral, Personal and Home Care
North America	$853	$827
Latin America	889	929
Europe	602	648
Asia Pacific	700	759
Africa/Eurasia	240	255
Total Oral, Personal and Home Care	3,284	3,418
Pet Nutrition	600	584
Total Net sales	$3,884	$4,002

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2019	2018
Net sales
Oral Care	48%	49%
Personal Care	19%	19%
Home Care	18%	17%
Pet Nutrition	15%	15%
Total Net sales	100%	100%

Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2019	2018
Operating profit
Oral, Personal and Home Care
North America	$249	$257
Latin America	232	273
Europe	151	162
Asia Pacific	189	226
Africa/Eurasia	46	50
Total Oral, Personal and Home Care	867	968
Pet Nutrition	164	164
Corporate	(152)	(149)
Total Operating profit	$879	$983

For the three months ended March 31, 2019 and 2018, Corporate Operating profit (loss) included charges of $28 and $24, respectively, resulting from the Global Growth and Efficiency Program.

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

The company adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” beginning on January 1, 2019. Refer to Note 3, Recent Accounting Pronouncements.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		3/31/19	12/31/18		3/31/19	12/31/18
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$1
Interest rate swap contracts	Other assets	—	—	Other liabilities	4	8
Foreign currency contracts	Other current assets	14	20	Other accruals	13	8
Foreign currency contracts	Other assets	—	—	Other liabilities	15	21
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$14	$20		$33	$38

Other financial instruments
Marketable securities	Other current assets	$37	$10
Total other financial instruments		$37	$10

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of March 31, 2019 and December 31, 2018. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2019 and December 31, 2018, was $6,783 and $6,434, respectively, and the related carrying value was $6,656 and $6,354, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	March 31, 2019	December 31, 2018
Long-term debt:
Carrying amount of hedged item	$394	$888
Cumulative hedging adjustment included in the carrying amount	4	10

The following table presents the notional values as of:

	March 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$708	$—	$400	$—	$1,108
Cash Flow Hedges	791	—	—	12	803
Net Investment Hedges	490	2,212	—	—	2,702

	December 31, 2018
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$327	$—	$900	$—	$1,227
Cash Flow Hedges	782	—	—	14	796
Net Investment Hedges	482	1,396	—	—	1,878

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(3)	$—	$—	$(10)
Hedged items	—	—	3	—	—	10
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(1)	—	—	(13)	—
Hedged items	—	1	—	—	13	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	3	—	—	(6)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$4	$—	$—	$(6)	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in Other Comprehensive Income (OCI):

	Three Months Ended
	March 31,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(3)	$(8)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	1	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	6	(18)
Gain (loss) on hedged items	(6)	18
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	29	(19)
Gain (loss) on hedged items	(29)	19
Total unrealized gain (loss) on hedges recognized in other comprehensive income (OCI)	$(2)	$(8)

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Leases

The Company adopted ASU No. 2016-02 “Leases (Topic 842)” on January 1, 2019, resulting in the recognition of right-of-use assets of $458 and liabilities of $574. The Company enters into leases for land, office space, warehouses and equipment. A number of the leases include one or more options to renew the lease terms, purchase the leased property or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options.

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of March 31, 2019 or for the three months ended March 31, 2019.

As of March 31, 2019, the Company’s right-of use assets and liabilities for operating leases were as follows:

Other assets	$422

Other accruals	$161
Other liabilities	369
Total operating lease liabilities	$530

Lease commitments under noncancellable operating leases were as follows:

Years Ending December 31,	As of March 31, 2019		As of December 31, 2018
2019	$137	*	$193
2020	154		165
2021	119		123
2022	97		102
2023	45		51
Thereafter	21		32
Total lease commitments	$573		$666
Less: Interest	(43)
Present value of lease liabilities	$530
* As of March 31, 2019, $137 represents the lease commitments for the nine-months remaining until December 31, 2019.

The components of the Company’s operating lease cost for the three months ended March 31, 2019 were as follows:

Operating lease cost	$45
Short-term lease cost	2
Variable lease cost	10
Sublease income	—
Total lease cost	$57

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheets. Variable lease costs are comprised of costs such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance that are not included in the lease liability and are recognized in the period in which they are incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 was as follows:

▪	Payments against amounts included in the measurement of lease liabilities: $57

▪	Lease assets obtained in exchange for lease liabilities: $22

The weighted-average remaining lease term for operating leases was 4 years. The weighted-average discount rate for operating leases was 4.0%.

There were no material operating leases that the Company had entered into and that were yet to commence as of March 31, 2019.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell to a variety of traditional and eCommerce retailers, wholesalers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers, veterinarians and eCommerce retailers.

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

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental, veterinary and skin care professionals and traditional and eCommerce retailers. In addition, the Company has enhanced its digital marketing capabilities and intends to broaden its eCommerce offerings, including direct-to-consumer and subscription services. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.
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
During 2018, the Company finalized its assessment of the impact of the TCJA and recognized tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. Any further guidance issued after December 31, 2018 may have an impact to the Company’s Provision for income tax in the period such guidance is effective. Refer to “Results of Operations-Income Taxes” below for additional details.
The Company’s restructuring program known as the “Global Growth and Efficiency Program,” runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track and is in its final year.
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

In the three months ended March 31, 2019 and 2018, the Company incurred aftertax costs of $22 and $20, respectively, resulting from the Global Growth and Efficiency Program.

For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain challenging. While the Company has recently seen improvement in category growth rates, the Company expects category growth rates to remain below historical levels. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of the Company’s products. In addition, the retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. This rapid growth in eCommerce and emergence of alternative retail channels may create pricing pressures and/or adversely affect the Company’s relationships with its key retailers. In addition, given that approximately 70% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,884 in the first quarter of 2019, down 3.0% from the first quarter of 2018, as volume growth of 1.0% and net selling price increases of 2.0% were more than offset by negative foreign exchange of 6.0%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 3.0% in the first quarter of 2019. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,284 in the first quarter of 2019, down 4.0% from the first quarter of 2018, as volume growth of 1.0% and net selling price increases of 1.5% were more than offset by negative foreign exchange of 6.5%. Organic sales in the Oral, Personal and Home Care product segment increased 2.5% in the first quarter of 2019.

The Company’s share of the global toothpaste market was 41.7% on a year-to-date basis, down 1.0 share point from the year ago period, and its share of the global manual toothbrush market was 31.6% on a year-to-date basis, down 1.1 share points from the year ago period. Year-to-date market shares in toothpaste were up in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2018 period. In the manual toothbrush category, year-to-date market shares were down in North America, Latin America, Europe, Asia Pacific and Africa/Eurasia versus the comparable 2018 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $600 in the first quarter of 2019, up 3.0% from the first quarter of 2018, as volume growth of 2.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 3.0%. Organic sales in the Hill’s Pet Nutrition segment increased 6.0% in the first quarter of 2019.

Gross Profit/Margin

Worldwide Gross profit decreased to $2,287 in the first quarter of 2019 from $2,408 in the first quarter of 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $2,298 in the first quarter of 2019 from $2,414 in the first quarter of 2018. This decrease in Gross profit reflects a decrease of $72 resulting from lower Net sales and a decrease of $44 resulting from lower Gross profit margin.

Worldwide Gross profit margin decreased to 58.9% in the first quarter of 2019 from 60.2% in the first quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 110 basis points (bps) to 59.2% in the first quarter of 2019 from 60.3% in the first quarter of 2018. This decrease in Gross profit margin was due to higher raw and packaging material costs (320 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing (70 bps).

	Three Months Ended March 31,
	2019	2018
Gross profit, GAAP	$2,287	$2,408
Global Growth and Efficiency Program	11	6
Gross profit, non-GAAP	$2,298	$2,414

	Three Months Ended March 31,
	2019	2018	Basis Point Change
Gross profit margin, GAAP	58.9%	60.2%	(130)
Global Growth and Efficiency Program	0.3	0.1
Gross profit margin, non-GAAP	59.2%	60.3%	(110)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 2% to $1,365 in the first quarter of 2019 from $1,392 in the first quarter of 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses decreased to $1,361 in the first quarter of 2019 from $1,387 in the first quarter of 2018, reflecting lower overhead expenses of $39, partially offset by increased advertising investment of $13.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.1% in the first quarter of 2019 from 34.8% in the first quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 30 bps to 35.0% in the first quarter of 2019 as compared to 34.7% in the first quarter of 2018. This increase was due to increased advertising investment (60 bps), partially offset by lower overhead expenses (30 bps), both as a percentage of Net sales. In the first quarter of 2019, advertising investment increased as a percentage of Net sales to 11.0% from 10.4% in the first quarter of 2018 or 3% in absolute terms to $429, as compared with $416 in the first quarter of 2018.

	Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses, GAAP	$1,365	$1,392
Global Growth and Efficiency Program	(4)	(5)
Selling, general and administrative expenses, non-GAAP	$1,361	$1,387

	Three Months Ended March 31,
	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.1%	34.8%	30
Global Growth and Efficiency Program	(0.1)	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.0%	34.7%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 11% to $879 in the first quarter of 2019 from $983 in the first quarter of 2018. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit decreased 10% to $907 in the first quarter of 2019 from $1,007 in the first quarter of 2018, as a decrease in Gross profit was partially offset by a decrease in Selling, general and administrative expenses.

Operating profit margin was 22.6% in the first quarter of 2019, a decrease of 200 bps compared to 24.6% in the first quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 23.4% in the first quarter of 2019, a decrease of 180 bps compared to 25.2% in the first quarter of 2018. This decrease in Operating profit margin was primarily due to a decrease in Gross profit (110 bps) and an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2019	2018	% Change
Operating profit, GAAP	$879	$983	(11)%
Global Growth and Efficiency Program	28	24
Operating profit, non-GAAP	$907	$1,007	(10)%

	Three Months Ended March 31,
	2019	2018	Basis Point Change
Operating profit margin, GAAP	22.6%	24.6%	(200)
Global Growth and Efficiency Program	0.8	0.6
Operating profit margin, non-GAAP	23.4%	25.2%	(180)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $25 in the first quarter of 2019, as compared to $24 in the first quarter of 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $24 in the first quarter of 2019, as compared to $20 in the first quarter of 2018.

	Three Months Ended March 31,
	2019	2018
Non-service related postretirement costs, GAAP	$25	$24
Global Growth and Efficiency Program	(1)	(4)
Non-service related postretirement costs, non-GAAP	$24	$20

Interest (Income) Expense, Net

Interest (income) expense, net was $40 in the first quarter of 2019 as compared to $35 in the first quarter of 2018, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 26.3% for the first quarter of 2019 as compared to 26.6% for the first quarter of 2018. As reflected in the table below, the non-GAAP effective income tax rate was 26.2% for the first quarter of 2019, as compared to 26.7% in the comparable period of 2018.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 26.1%, compared to 27.3% in the first quarter of 2018.

	Three Months Ended March 31,
	2019			2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$814	$214	26.3%	$924	$246	26.6%
Global Growth and Efficiency Program	29	7	(0.1)	28	8	0.1
Non-GAAP	$843	$221	26.2%	$952	$254	26.7%
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

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018.

The impact, if any, of further transitional tax guidance that may be issued by the U.S. Treasury would be reflected in the Company’s provision for income tax in the period such guidance is effective.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2019 decreased to $560 from $634 in the first quarter of 2018, and Earnings per common share on a diluted basis decreased to $0.65 per share in the first quarter of 2019 from $0.72 in the first quarter of 2018. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program.

Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Net income attributable to Colgate-Palmolive Company in the first quarter of 2019 decreased 11% to $582 from $654 in the first quarter of 2018, and Earnings per common share on a diluted basis decreased 9% to $0.67 in the first quarter of 2019 from $0.74 in the first quarter of 2018.

	Three Months Ended March 31, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$814	$214	$600	$560	$0.65
Global Growth and Efficiency Program	29	7	22	22	0.02
Non-GAAP	$843	$221	$622	$582	$0.67

	Three Months Ended March 31, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$924	$246	$678	$634	$0.72
Global Growth and Efficiency Program	28	8	20	20	0.02
Non-GAAP	$952	$254	$698	$654	$0.74
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$853	$827	3.0%
Operating profit	$249	$257	(3)%
% of Net sales	29.2%	31.1%	(190)	bps

Net sales in North America increased 3.0% in the first quarter of 2019 to $853, as volume growth of 2.0% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 3.5% in the first quarter of 2019.

The increase in organic sales in North America in the first quarter of 2019 versus the first quarter of 2018 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category.

Operating profit in North America decreased 3% in the first quarter of 2019 to $249, or 190 bps to 29.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (160 bps) and an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (270 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (130 bps). This increase in Selling, general and administrative expenses was primarily due to higher overhead expenses (70 bps), driven by higher logistics costs.

Latin America

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$889	$929	(4.5)%
Operating profit	$232	$273	(15)%
% of Net sales	26.1%	29.4%	(330)	bps

Net sales in Latin America decreased 4.5% to $889 in the first quarter of 2019, as volume growth of 2.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 10.5%. Volume gains were led by Mexico, Brazil and Colombia. Organic sales in Latin America increased 6.0% in the first quarter of 2019.

The increase in organic sales in Latin America in the first quarter of 2019 versus the first quarter of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap and shampoo categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener, liquid cleaner and hand dish categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 15% in the first quarter of 2019 to $232, or 330 bps to 26.1% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (230 bps) and an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was due to higher raw and packaging material costs (420 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (40 bps), driven by higher logistics costs, and increased advertising investment (30 bps).

Europe

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$602	$648	(7.0)%
Operating profit	$151	$162	(7)%
% of Net sales	25.1%	25.0%	10	bps

Net sales in Europe decreased 7.0% in the first quarter of 2019 to $602, as volume growth of 1.5% was more than offset by net selling price decreases of 1.0% and negative foreign exchange of 7.5%. Volume gains were led by the United Kingdom and the Nordic region. Organic sales in Europe increased 0.5% in the first quarter of 2019.

The increase in organic sales in Europe in the first quarter of 2019 versus the first quarter of 2018 was primarily due to an increase in Oral Care organic sales partially offset by a decrease in Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The decrease in Personal Care was primarily due to a decline in organic sales in the underarm protection, bar soap and liquid hand soap categories.

Operating profit in Europe decreased 7% in the first quarter of 2019 to $151 and increased 10 bps to 25.1% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) partially offset by an increase in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (80 bps), partially offset by higher raw and packaging material costs (70 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (80 bps), partially offset by lower overhead expenses (40 bps).

Asia Pacific

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$700	$759	(8.0)%
Operating profit	$189	$226	(16)%
% of Net sales	27.0%	29.8%	(280)	bps

Net sales in Asia Pacific decreased 8.0% in the first quarter of 2019 to $700, due to volume declines of 2.5% and negative foreign exchange of 5.5%, while net selling prices were flat. Volume declines in the Greater China region were partially offset by volume gains in India, Australia, Thailand and the Philippines. Organic sales in Asia Pacific in the first quarter of 2019 decreased 2.5%.

The decrease in organic sales in Asia Pacific in the first quarter of 2019 was due to a decrease in Oral Care organic sales. The decrease in Oral Care was due to declines in organic sales in the toothpaste and manual toothbrush categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific decreased 16% in the first quarter of 2019 to $189, or 280 bps to 27.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps) and an increase in Selling, general and administrative expenses (140 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (340 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (110 bps) and higher overhead expenses (30 bps), driven by higher logistics costs.

Africa/Eurasia

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$240	$255	(6.0)%
Operating profit	$46	$50	(8)%
% of Net sales	19.2%	19.6%	(40)	bps

Net sales in Africa/Eurasia decreased 6.0% in the first quarter of 2019 to $240, as net selling price increases of 7.0% were more than offset by negative foreign exchange of 13.0%, while volume was flat. Volume gains in Russia and the Gulf States were offset by volume declines in South Africa and Saudi Arabia. Organic sales in Africa/Eurasia increased 7.0% in the first quarter of 2019.

The increase in organic sales in Africa/Eurasia in the first quarter of 2019 versus the first quarter of 2018 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia decreased 8% in the first quarter of 2019 to $46, or 40 bps to 19.2% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (130 bps), partially offset by a decrease in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (560 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (190 bps), partially offset by increased advertising investment (110 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2019	2018	Change
Net sales	$600	$584	3.0%
Operating profit	$164	$164	—%
% of Net sales	27.3%	28.1%	(80)	bps

Net sales for Hill’s Pet Nutrition increased 3.0% in the first quarter of 2019 to $600, as volume growth of 2.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 3.0%. Volume gains in the United States and Western Europe were partially offset by volume declines in South Africa and Russia. Organic sales in Hill’s Pet Nutrition increased 6.0% in the first quarter of 2019.

The increase in organic sales in the first quarter of 2019 versus the first quarter of 2018 was due to increases in organic sales in the Prescription Diet and Advanced Nutrition categories, partially offset by decline in organic sales in the Naturals category.

Operating profit in Hill’s Pet Nutrition was $164 in the first quarter of 2019, even with the first quarter of 2018, while as a percentage of Net sales it decreased 80 bps to 27.3%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (10 bps) and an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (260 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (200 bps), partially offset by lower overhead expenses (120 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of March 31, 2019, Hill’s and/or the Company have been named as defendants in 18 putative class action lawsuits filed in various jurisdictions in the United States related to the voluntary recall, two of which were voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the quarter ended March 31, 2019 and are not expected to have a material impact in future periods.
Corporate

	Three Months Ended March 31,
	2019	2018	Change
Operating profit (loss)	$(152)	$(149)	2%

Operating profit (loss) related to Corporate was ($152) in the first quarter of 2019 as compared to ($149) in the first quarter of 2018. In the first quarter of 2019, Corporate Operating profit (loss) included charges of $28 resulting from the Global Growth and Efficiency Program. In the first quarter of 2018, Corporate Operating profit (loss) included charges of $24 resulting from the Global Growth and Efficiency Program.

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

Initiatives under the Global Growth and Efficiency Program are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses, producing significant benefits in the Company’s long-term business performance. The major objectives of the program include:

▪	Becoming even stronger on the ground through the continued evolution and expansion of proven global and regional commercial capabilities.

▪	Simplifying and standardizing how work gets done by increasing technology-enabled collaboration and taking advantage of global data and analytic capabilities, leading to smarter and faster decisions.

▪	Reducing structural costs to continue to increase the Company’s gross and operating profit.

▪	Building on Colgate’s current position of strength to enhance its leading market share positions worldwide and ensure sustained sales and earnings growth.

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

The pretax charges resulting from the Global Growth and Efficiency Program are estimated to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

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

For the three months ended March 31, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$11	$6
Selling, general and administrative expenses	4	5
Other (income) expense, net	13	13
Non-service related postretirement costs	1	4
Total Global Growth and Efficiency Program charges, pretax	$29	$28

Total Global Growth and Efficiency Program charges, aftertax	$22	$20

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Program-to-date
	March 31,		Accumulated Charges
	2019	2018
North America	8%	37%	18%
Latin America	40%	12%	5%
Europe	8%	2%	19%
Asia Pacific	6%	18%	4%
Africa/Eurasia	—%	2%	6%
Hill’s Pet Nutrition	12%	19%	8%
Corporate	26%	10%	40%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,751 ($1,300 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of March 31, 2019
Employee-Related Costs	$691
Incremental Depreciation	97
Asset Impairments	58
Other	905
Total	$1,751

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
The following table summarizes the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended March 31, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	10	5	6	8	29
Cash payments	(16)	—	—	(8)	(24)
Charges against assets	(1)	(5)	(6)	—	(12)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	(48)	(48)
Balance at March 31, 2019	$52	$—	$—	$94	$146

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 for the three months ended March 31, 2019, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 8, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements for additional information.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three months ended March 31, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $5 and contract termination costs and charges resulting directly from exit activities of $3. These charges were expensed as incurred.

Other decreases to the restructuring accruals reflects the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 3, Recent Accounting Pronouncements and Note 13, Leases for additional information.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2019 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2019 and 2018 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2019:

Three Months Ended March 31, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	(0.5)%	—%	3.5%
Latin America	(4.5)%	(10.5)%	—%	6.0%
Europe	(7.0)%	(7.5)%	—%	0.5%
Asia Pacific	(8.0)%	(5.5)%	—%	(2.5)%
Africa/Eurasia	(6.0)%	(13.0)%	—%	7.0%
Total Oral, Personal and Home Care	(4.0)%	(6.5)%	—%	2.5%
Pet Nutrition	3.0%	(3.0)%	—%	6.0%
Total Company	(3.0)%	(6.0)%	—%	3.0%

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

Net cash provided by operations decreased 2% to $605 in the first three months of 2019, compared with $616 in the comparable period of 2018, primarily due to lower net income and higher voluntary contributions to the Company’s pension plans, partially offset by the change in working capital. The Company’s working capital was (3.9%) as a percentage of Net sales in the first three months of 2019 as compared to (2.7%) in the first three months of 2018. This change in working capital as a percent of sales is primarily due to the Company’s adoption of the new lease accounting standard effective January, 1, 2019. See Note 13, Leases for additional information. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt). The Company continues to be tightly focused on working capital.

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. The program runs through December 31, 2019.

Implementation of the Global Growth and Efficiency Program remains on track and is in its final year. Including the most recent expansion, total program charges resulting from the Global Growth and Efficiency Program are estimated to be in the range of $1,820 to $1,870 ($1,350 to $1,380 aftertax). Approximately 75% of total program charges resulting from the Global Growth and Efficiency Program are expected to result in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which are expected to increase future cash flows, are projected to be in the range of $590 to $635 pretax ($550 to $575 aftertax) annually, once all projects are approved and implemented.

The Company anticipates that pretax charges for 2019 will approximate $100 to $150 ($70 to $100 aftertax). The Company expects savings in 2019 to amount to approximately $25 to $55 pretax ($40 to $60 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 80% of the restructuring accrual at March 31, 2019 is expected to be paid in the next twelve months.

Investing activities used $98 of cash in the first three months of 2019, compared with $881 in the comparable period of 2018. Investing activities in 2018 includes the Company’s acquisition of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc., professional skin care businesses, for aggregate cash consideration of approximately $730. Capital spending was $71 in the first three months of 2019 compared to $118 in the comparable period of 2018. Capital expenditures for 2019 are expected to be approximately 2.3% to 2.6% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $392 of cash during the first three months of 2019, compared with $437 in the comparable period of 2018, primarily reflecting higher net proceeds on debt in the first three months of 2019 compared to the first three months of 2018.

Long-term debt, including the current portion, increased to $6,656 as of March 31, 2019 as compared to $6,354 as of December 31, 2018, and total debt increased to $6,661 as of March 31, 2019 as compared to $6,366 as of December 31, 2018 primarily due to higher debt, partially offset by lower outstanding commercial paper. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.50% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which includes the retirement of commercial paper and the repayment of the Company’s $500 1.75% fixed rate notes which became due March 2019 and €500 floating rate notes which become due May 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $216 and $156 as of March 31, 2019 and 2018, respectively. The average daily balances outstanding for commercial paper in the first three months of 2019 and 2018 were $1,548 and $1,936, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2023.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long term Debt and Credit Facilities, on the Company’s Annual report on Form 10-K for the year ended December 31, 2018 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2019, the Company increased the annualized common stock dividend to $1.72 per share from $1.68 per share previously, effective in the second quarter of 2019.

Cash and cash equivalents increased $117 during the first three months of 2019 to $843 at March 31, 2019, compared to $726 at December 31, 2018, most of which ($782 and $651, respectively) were held by the Company’s foreign subsidiaries.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Market share data is subject to limitations on the availability of up-to-date information. In particular, market share data is currently not generally available for certain retail channels, such as eCommerce or certain discounters. The Company measures year-to-date market shares from January 1 of the relevant year through the most recent period for which market share data is available, which typically reflects a lag time of one or two months. The Company believes that the third-party vendors it uses to provide data are reliable, but it has not verified the accuracy or completeness of the data or any assumptions underlying the data. In addition, market share information reported by the Company may be different from market share information reported by other companies due to differences in category definitions, the use of data from different countries, internal estimates and other factors.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape, the ability to lower costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q).

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019 (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 10, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2019	1,388,756	$61.78	1,333,935	$4,344
February 1 through 28, 2019	2,161,743	$65.96	2,001,000	$4,212
March 1 through 31, 2019	2,547,228	$66.08	2,500,378	$4,047
Total	6,097,727	$65.06	5,835,313

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 262,414 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10
Form of Performance Stock Unit Award Agreement for the 2019-2021 Performance Cycle (Registrant hereby incorporates by reference Exhibit 99 to its Current Report on Form 8-K filed on March 20, 2019, File No. 1-644.)

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

April 26, 2019	/s/ Noel R. Wallace
Noel R. Wallace
President and Chief Executive Officer

Principal Financial Officer:

April 26, 2019	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

April 26, 2019	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller