Form 10-Q
period 2019-06-30
COLGATE PALMOLIVE CO
filed 2019-07-26
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
 FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to________ .
Commission File Number: 1-644
COLGATE-PALMOLIVE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-1815595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Park Avenue
New York,	New York	10022
(Address of principal executive offices)		(Zip Code)
(212) 310-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	CL	New York Stock Exchange
0.500% Notes due 2026	CL 26	New York Stock Exchange
1.375% Notes due 2034	CL 34	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	858,006,448	June 30, 2019

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$3,866	$3,886	$7,750	$7,888
Cost of sales	1,558	1,585	3,155	3,179
Gross profit	2,308	2,301	4,595	4,709
Selling, general and administrative expenses	1,369	1,300	2,734	2,692
Other (income) expense, net	51	55	94	88
Operating profit	888	946	1,767	1,929
Non-service related postretirement costs	27	23	52	47
Interest (income) expense, net	38	35	78	70
Income before income taxes	823	888	1,637	1,812
Provision for income taxes	205	213	419	459
Net income including noncontrolling interests	618	675	1,218	1,353
Less: Net income attributable to noncontrolling interests	32	38	72	82
Net income attributable to Colgate-Palmolive Company	$586	$637	$1,146	$1,271

Earnings per common share, basic	$0.68	$0.73	$1.33	$1.46

Earnings per common share, diluted	$0.68	$0.73	$1.33	$1.45

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$618	$675	$1,218	$1,353
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	25	(305)	51	(198)
Retirement plans and other retiree benefit adjustments	13	14	25	28
Gains (losses) on cash flow hedges	(2)	11	(7)	10
Total Other comprehensive income (loss), net of tax	36	(280)	69	(160)
Total Comprehensive income including noncontrolling interests	654	395	1,287	1,193
Less: Net income attributable to noncontrolling interests	32	38	72	82
Less: Cumulative translation adjustments attributable to noncontrolling interests	(5)	(16)	—	(14)
Total Comprehensive income attributable to noncontrolling interests	27	22	72	68
Total Comprehensive income attributable to Colgate-Palmolive Company	$627	$373	$1,215	$1,125

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$863	$726
Receivables (net of allowances of $87 and $82, respectively)	1,590	1,400
Inventories	1,322	1,250
Other current assets	480	417
Total current assets	4,255	3,793
Property, plant and equipment:
Cost	8,476	8,336
Less: Accumulated depreciation	(4,683)	(4,455)
	3,793	3,881
Goodwill	2,536	2,530
Other intangible assets, net	1,609	1,637
Deferred income taxes	167	152
Other assets	791	168
Total assets	$13,151	$12,161
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$4	$12
Current portion of long-term debt	1	—
Accounts payable	1,209	1,222
Accrued income taxes	293	411
Other accruals	2,275	1,696
Total current liabilities	3,782	3,341
Long-term debt	6,640	6,354
Deferred income taxes	303	235
Other liabilities	2,436	2,034
Total liabilities	13,161	11,964
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,338	2,204
Retained earnings	21,653	21,615
Accumulated other comprehensive income (loss)	(4,119)	(4,188)
Unearned compensation	(3)	(3)
Treasury stock, at cost	(21,682)	(21,196)
Total Colgate-Palmolive Company shareholders’ equity	(347)	(102)
Noncontrolling interests	337	299
Total equity	(10)	197
Total liabilities and equity	$13,151	$12,161

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities
Net income including noncontrolling interests	$1,218	$1,353
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	256	258
Restructuring and termination benefits, net of cash	21	(14)
Stock-based compensation expense	34	47
Deferred income taxes	53	2
Voluntary benefit plan contributions	(102)	—
Cash effects of changes in:
Receivables	(178)	(200)
Inventories	(63)	(30)
Accounts payable and other accruals	(14)	(96)
Other non-current assets and liabilities	24	(23)
Net cash provided by operations	1,249	1,297
Investing Activities
Capital expenditures	(146)	(216)
Purchases of marketable securities and investments	(80)	(96)
Proceeds from sale of marketable securities and investments	14	19
Payment for acquisitions, net of cash acquired	—	(727)
Other	—	7
Net cash used in investing activities	(212)	(1,013)
Financing Activities
Principal payments on debt	(3,105)	(3,953)
Proceeds from issuance of debt	3,368	4,266
Dividends paid	(770)	(756)
Purchases of treasury shares	(664)	(696)
Proceeds from exercise of stock options	267	160
Net cash used in financing activities	(904)	(979)
Effect of exchange rate changes on Cash and cash equivalents	4	(7)
Net increase (decrease) in Cash and cash equivalents	137	(702)
Cash and cash equivalents at beginning of the period	726	1,535
Cash and cash equivalents at end of the period	$863	$833
Supplemental Cash Flow Information
Income taxes paid	$463	$468

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, March 31, 2019	$1,466	$2,241	$(3)	$(21,532)	$21,436	$(4,160)	$342
Net income					586		32
Other comprehensive income (loss), net of tax						41	(5)
Dividends ($0.43)/per share)					(369)		(32)
Stock-based compensation expense		17
Shares issued for stock options		81		113
Shares issued for restricted stock units		(1)		1
Treasury stock acquired				(265)
Other				1
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337

Three Months Ended June 30, 2018
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, March 31, 2018	$1,466	$2,047	$(2)	$(20,441)	$20,581	$(3,900)	$350
Net income					637		38
Other comprehensive income (loss), net of tax						(264)	(16)
Dividends ($0.42)/per share)					(367)		(38)
Stock-based compensation expense		19
Shares issued for stock options		16		27
Shares issued for restricted stock units		(2)		2
Treasury stock acquired				(345)
Other		1	2
Balance, June 30, 2018	$1,466	$2,081	$—	$(20,757)	$20,851	$(4,164)	$334

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,104 at June 30, 2019 ($3,121 at June 30, 2018) and $3,134 at March 31, 2019 ($2,832 at March 31, 2018), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,013 at June 30, 2019 ($1,048 at June 30, 2018) and $1,026 at March 31, 2019 ($1,062 at March 31, 2018), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					1,146		72
Other comprehensive income (loss), net of tax						69	—
Dividends ($1.28)/per share)*					(1,103)		(34)
Stock-based compensation expense		34
Shares issued for stock options		114		162
Shares issued for restricted stock units		(14)		14
Treasury stock acquired				(664)
Other				2	(5)
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337

Six Months Ended June 30, 2018
	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					1,271			82
Other comprehensive income (loss), net of tax						(146)		(14)
Dividends ($1.24)/per share)*					(1,085)			(37)
Stock-based compensation expense		47
Shares issued for stock options		64		104
Shares issued for restricted stock units		(14)		14
Treasury stock acquired				(696)
Other		—	5	2	134	(163)	(2)
Balance, June 30, 2018	$1,466	$2,081	$—	$(20,757)	$20,851	$(4,164)		$334

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,104 at June 30, 2019 ($3,121 at June 30, 2018) and $3,155 at December 31, 2018 ($2,927 at December 31, 2017), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,013 at June 30, 2019 ($1,048 at June 30, 2018) and $1,038 at December 31, 2018 ($923 at December 31, 2017), respectively.

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

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825). This extensive ASU clarifies three topics related to financial instruments accounting. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, and did not have an impact on the Company’s Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This new guidance is effective for the Company on a retrospective basis beginning on January 1, 2020, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019, on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program (see Note 4, Restructuring and Related Implementation Charges for additional information) and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 13, Leases for additional information.

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

For the three and six months ended June 30, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$(3)	$5	$8	$11
Selling, general and administrative expenses	10	10	14	15
Other (income) expense, net	33	43	46	56
Non-service related postretirement costs	2	3	3	7
Total Global Growth and Efficiency Program charges, pretax	$42	$61	$71	$89

Total Global Growth and Efficiency Program charges, aftertax	$31	$51	$53	$71

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2019	2018	2019	2018
North America	—%	8%	3%	17%	18%
Latin America	8%	11%	21%	11%	5%
Europe	(3)%	2%	1%	2%	19%
Asia Pacific	7%	(6)%	7%	1%	4%
Africa/Eurasia	(2)%	7%	(1)%	6%	5%
Hill’s Pet Nutrition	1%	22%	6%	21%	8%
Corporate	89%	56%	63%	42%	41%
Total	100%	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,793 ($1,331 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2019
Employee-Related Costs	$695
Incremental Depreciation	102
Asset Impairments	58
Other	938
Total	$1,793

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

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2019	$52	$—	$—	$94	$146
Charges	4	5	—	33	42
Cash payments	(12)	—	—	(14)	(26)
Charges against assets	(2)	(5)	—	(27)	(34)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	—	—
Balance at June 30, 2019	$41	$—	$—	$86	$127

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Six Months Ended June 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	14	10	6	41	71
Cash payments	(28)	—	—	(22)	(50)
Charges against assets	(3)	(10)	(6)	(27)	(46)
Foreign exchange	(2)	—	—	—	(2)
Other	—	—	—	(48)	(48)
Balance at June 30, 2019	$41	$—	$—	$86	$127

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $2 and $3 for the three and six months ended June 30, 2019, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 8, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and six months ended June 30, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $5 and $10, respectively, and contract termination costs and charges resulting directly from exit activities of $0 and $3, respectively. These charges were expensed as incurred. Other charges also included a charge for exit costs related to office space consolidation of $28 for the three and six months ended June 30, 2019.

Other decreases to the restructuring accruals reflects the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 3, Recent Accounting Pronouncements and Note 13, Leases for additional information.

5.    Inventories

Inventories by major class are as follows:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$258	$253
Work-in-process	42	37
Finished goods	1,022	960
Total Inventories	$1,322	$1,250

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Earnings Per Share

For the three months ended June 30, 2019 and 2018, earnings per share were as follows:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$586	859.4	$0.68	$637	871.7	$0.73
Stock options and restricted stock units		2.5			2.3
Diluted EPS	$586	861.9	$0.68	$637	874.0	$0.73

For the three months ended June 30, 2019 and 2018, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 18,334,488 and 16,303,599, respectively.

For the six months ended June 30, 2019 and 2018, earnings per share were as follows:

	Six Months Ended
	June 30, 2019			June 30, 2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,146	860.7	$1.33	$1,271	873.5	$1.46
Stock options and restricted stock units		2.0			3.5
Diluted EPS	$1,146	862.7	$1.33	$1,271	877.0	$1.45

For the six months ended June 30, 2019 and 2018, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 21,751,174 and 16,284,602, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2019 and 2018 were as follows:

	2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$23	$30	$(274)	$(289)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	18	13	18	14
Retirement plans and other retiree benefits adjustments	18	13	18	14
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(1)	(1)	14	10
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(1)	(1)	2	1
Gains (losses) on cash flow hedges	(2)	(2)	16	11
Total Other comprehensive income (loss)	$39	$41	$(240)	$(264)

(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 8, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 12, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) (“OCI”) attributable to Noncontrolling interests.

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2019 and 2018 were as follows:

	2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$50	$51	$(178)	$(184)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(1)	(1)	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	35	26	36	28
Retirement plans and other retiree benefits adjustments	34	25	36	28
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(3)	(3)	6	4
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(5)	(4)	8	6
Gains (losses) on cash flow hedges	(8)	(7)	14	10
Total Other comprehensive income (loss)	$76	$69	$(128)	$(146)

(1) These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 8, Retirement Plans and Other Retiree Benefits for additional details.
(2) These (gains) losses are reclassified into Cost of sales. See Note 12, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on OCI attributable to Noncontrolling interests.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 were as follows:

	Pension Benefits				Other Retiree Benefits
	United States		International
	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$—	$1	$3	$3	$3	$4
Interest cost	23	22	5	5	9	9
Expected return on plan assets	(24)	(29)	(4)	(5)	—	—
Amortization of actuarial loss (gain)	12	11	3	2	3	5
Net periodic benefit cost	$11	$5	$7	$5	$15	$18

	Pension Benefits				Other Retiree Benefits
	United States		International
	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$—	$1	$7	$7	$7	$8
Interest cost	46	43	10	11	20	19
Expected return on plan assets	(49)	(58)	(9)	(11)	(1)	—
Amortization of actuarial loss (gain)	25	23	5	4	5	9
Net periodic benefit cost	$22	$9	$13	$11	$31	$36

For the six months ended June 30, 2019 and 2018, the Company made voluntary contributions to its U.S. postretirement plans of $102 and $0, respectively.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $158. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

In September 2015, the Company lost one of its appeals at the administrative level and filed a lawsuit in Brazilian federal court. In February 2017, the Company lost an additional administrative appeal and filed a lawsuit in Brazilian federal court. In April 2019, the Company lost another administrative appeal and filed a lawsuit in Brazilian federal court. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $66, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2019 of competition law matters pending against the Company during the six months ended June 30, 2019 is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company’s Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company’s Greek subsidiary is appealing the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2019, there were 237 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 229 cases as of March 31, 2019 and 239 cases as of December 31, 2018. During the quarter ended June 30, 2019, 25 new cases were filed and 17 cases were resolved by voluntary dismissal, dismissal by the court, judgment in the Company’s favor or settlement. During the quarter ended June 30, 2019, one case resulted in an adverse jury verdict after a trial, which the Company plans to appeal. During the six months ended June 30, 2019, 62 new cases were filed and 64 cases were resolved by voluntary dismissal, dismissal by the court, judgment in the Company’s favor or settlement. The value of the settlements and of the adverse jury verdict in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

The Company believes that a significant portion of its costs incurred in defending and resolving these claims will be covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. With the exception of the case where the Company received an adverse jury verdict, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases because the amount of any possible losses from such cases currently cannot be reasonably estimated.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Oral, Personal and Home Care
North America	$846	$824	$1,699	$1,651
Latin America	929	933	1,818	1,862
Europe	588	620	1,190	1,268
Asia Pacific	646	674	1,346	1,433
Africa/Eurasia	244	243	484	498
Total Oral, Personal and Home Care	3,253	3,294	6,537	6,712
Pet Nutrition	613	592	1,213	1,176
Total Net sales	$3,866	$3,886	$7,750	$7,888

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales
Oral Care	45%	47%	47%	48%
Personal Care	21%	20%	19%	19%
Home Care	18%	18%	18%	18%
Pet Nutrition	16%	15%	16%	15%
Total Net sales	100%	100%	100%	100%

Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating profit
Oral, Personal and Home Care
North America	$254	$264	$503	$521
Latin America	251	262	483	535
Europe	148	156	299	318
Asia Pacific	174	203	363	429
Africa/Eurasia	47	42	93	92
Total Oral, Personal and Home Care	874	927	1,741	1,895
Pet Nutrition	167	165	331	329
Corporate	(153)	(146)	(305)	(295)
Total Operating profit	$888	$946	$1,767	$1,929

For the three and six months ended June 30, 2019, Corporate Operating profit (loss) included charges of $40 and $68, respectively, resulting from the Global Growth and Efficiency Program.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$1
Interest rate swap contracts	Other assets	4	—	Other liabilities	—	8
Foreign currency contracts	Other current assets	9	20	Other accruals	11	8
Foreign currency contracts	Other assets	—	—	Other liabilities	19	21
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$13	$20		$30	$38

Other financial instruments
Marketable securities	Other current assets	$66	$10
Total other financial instruments		$66	$10

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of June 30, 2019 and December 31, 2018. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2019 and December 31, 2018, was $6,545 and $6,434, respectively, and the related carrying value was $6,641 and $6,354, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	June 30, 2019	December 31, 2018
Long-term debt:
Carrying amount of hedged item	$402	$888
Cumulative hedging adjustment included in the carrying amount	4	(10)

The following tables present the notional values as of:

	June 30, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$355	$—	$400	$—	$755
Cash Flow Hedges	744	—	—	16	760
Net Investment Hedges	544	2,189	—	—	2,733

	December 31, 2018
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$327	$—	$900	$—	$1,227
Cash Flow Hedges	782	—	—	14	796
Net Investment Hedges	482	1,396	—	—	1,878

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(10)	$—	$—	$(1)
Hedged items	—	—	10	—	—	1
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	11	—	—	6	—
Hedged items	—	(11)	—	—	(6)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	(2)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	—	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$1	$—	$—	$(2)	$—	$—

	Six Months Ended June 30,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(13)	$—	$—	$(11)
Hedged items	—	—	13	—	—	11
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	10	—	—	(7)	—
Hedged items	—	(10)	—	—	7	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	4	—	—	(8)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$5	$—	$—	$(8)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	June 30,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(2)	$14
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	1	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(7)	43
Gain (loss) on hedged items	7	(41)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(24)	78
Gain (loss) on hedged items	24	(78)
Total unrealized gain (loss) on hedges recognized in OCI	$(1)	$16

	Six Months Ended
	June 30,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(5)	$6
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	2	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(1)	25
Gain (loss) on hedged items	1	(23)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	5	59
Gain (loss) on hedged items	(5)	(59)
Total unrealized gain (loss) on hedges recognized in OCI	$(3)	$8

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

13. Leases

The Company adopted ASU No. 2016-02 “Leases (Topic 842)” on January 1, 2019, resulting in the recognition of right-of-use assets of $458 and liabilities of $574. The Company enters into leases for land, office space, warehouses and equipment. A number of the leases include one or more options to renew the lease terms, purchase the leased property or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date.

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of June 30, 2019 or for the three and six months ended June 30, 2019.

As of June 30, 2019, the Company’s right-of use assets and liabilities for operating leases were as follows:

Other assets	$548

Other accruals	$153
Other liabilities	530
Total operating lease liabilities	$683

Lease commitments under noncancellable operating leases were as follows:

Years Ending December 31,	As of June 30, 2019		As of December 31, 2018
2019	$95	(1)	$193
2020	155		165
2021	119		123
2022	96		102
2023	60		51
Thereafter	275		32
Total lease commitments	$800		$666
Less: Interest	(117)
Present value of lease liabilities	$683

(1) As of June 30, 2019, $95 represents the lease commitments for the six months remaining until December 31, 2019.

The components of the Company’s operating lease cost for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$38	$83
Short-term lease cost	—	2
Variable lease cost	6	16
Sublease income	—	—
Total lease cost	$44	$101

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and is not reflected on the Company’s Consolidated Balance Sheets. Variable lease costs are comprised of costs, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance that are not included in the lease liability and are recognized in the period in which they are incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Supplemental cash flow information related to operating leases for the six months ended June 30, 2019 was as follows:

▪	Payments against amounts included in the measurement of lease liabilities: $102

▪	Lease assets obtained in exchange for lease liabilities: $209

As of June 30, 2019, the weighted-average remaining lease term for operating leases was 8 years and the weighted-average discount rate for operating leases was 4.0%.

There were no material operating leases that the Company had entered into and that were yet to commence as of June 30, 2019.

14. Subsequent Event

On July 11, 2019, the Company announced that it entered into a Share Purchase Agreement to acquire the Laboratoires Filorga Cosmétiques (“Filorga”) skin care business from Filorga Initiatives (the “Seller”) for an equity purchase price of €1,495.5 (approximately $1,690) in cash. The consummation of the transaction is subject only to the approval of the Austrian Federal Competition Authority, the French Competition Authority and the Federal Antimonopoly Service of the Russian Federation, as well as the absence of any governmental proceeding, order or law that would prohibit the consummation of the transaction. The transaction will be financed with a combination of debt and cash and is currently expected to close in the third quarter of 2019. At the closing of the acquisition, Colgate will acquire Filorga, including cash, debt and working capital it has accrued since January 1, 2019, and the Company will pay the Seller an amount of interest on the purchase price calculated at an annual rate of 2% in respect of the period commencing January 1, 2019 and ending on the closing date of the acquisition.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On July 11, 2019, the Company announced that it entered into a Share Purchase Agreement to acquire the Laboratoires Filorga Cosmétiques (“Filorga”) skin care business from Filorga Initiatives (the “Seller”) for an equity purchase price of €1,495.5 (approximately $1,690) in cash. The consummation of the transaction is subject only to the approval of the Austrian Federal Competition Authority, the French Competition Authority and the Federal Antimonopoly Service of the Russian Federation, as well as the absence of any governmental proceeding, order or law that would prohibit the consummation of the transaction. The transaction will be financed with a combination of debt and cash and is currently expected to close in the third quarter of 2019. At the closing of the acquisition, Colgate will acquire Filorga, including cash, debt and working capital it has accrued since January 1, 2019, and the Company will pay the Seller an amount of interest on the purchase price calculated at an annual rate of 2% in respect of the period commencing January 1, 2019 and ending on the closing date of the acquisition.

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
The Company’s restructuring program, known as the “Global Growth and Efficiency Program,” runs through December 31, 2019. The program’s initiatives are expected to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track and is in its final year.
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

In the three and six months ended June 30, 2019, the Company incurred aftertax costs of $31 and $53, respectively, resulting from the Global Growth and Efficiency Program.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain challenging. Although the Company has seen improvement in category growth rates, the Company expects category growth rates to remain below historical levels. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of the Company’s products. In addition, the retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. This rapid growth in eCommerce and emergence of alternative retail channels may create pricing pressures and/or adversely affect the Company’s relationships with its key retailers. In addition, given that approximately 70% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,866 in the second quarter of 2019, down 0.5% from the second quarter of 2018, as volume growth of 1.0% and net selling price increases of 3.0% were more than offset by negative foreign exchange of 4.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 4.0% in the second quarter of 2019. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,253 in the second quarter of 2019, down 1.5% from the second quarter of 2018, as volume growth of 1.0% and net selling price increases of 2.5% were more than offset by negative foreign exchange of 5.0%. Organic sales in the Oral, Personal and Home Care product segment increased 3.5% in the second quarter of 2019.

The Company’s share of the global toothpaste market was 41.4% on a year-to-date basis, down 0.9 share points from the year ago period, and its share of the global manual toothbrush market was 31.7% on a year-to-date basis, down 0.7 share points from the year ago period. Year-to-date market shares in toothpaste were flat in Africa/Eurasia and down in North America, Latin America, Europe and Asia Pacific versus the comparable 2018 period. In the manual toothbrush category, year-to-date market shares were down in North America, Latin America, Europe, Asia Pacific and Africa/Eurasia versus the comparable 2018 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $613 in the second quarter of 2019, up 3.5% from the second quarter of 2018, as volume growth of 2.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 2.5%. Organic sales in the Hill’s Pet Nutrition segment increased 6.0% in the second quarter of 2019.

Gross Profit/Margin

Worldwide Gross profit increased to $2,308 in the second quarter of 2019 from $2,301 in the second quarter of 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $2,305 in the second quarter of 2019 from $2,306 in the second quarter of 2018. This decrease in Gross profit reflects a decrease of $13 resulting from lower Net sales, partially offset by an increase of $12 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 59.7% in the second quarter of 2019 from 59.2% in the second quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin increased by 30 basis points (bps) to 59.6% in the second quarter of 2019 from 59.3% in the second quarter of 2018. This increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (100 bps), partially offset by higher raw and packaging material costs (300 bps), which included foreign exchange transaction costs.

	Three Months Ended June 30,
	2019	2018
Gross profit, GAAP	$2,308	$2,301
Global Growth and Efficiency Program	(3)	5
Gross profit, non-GAAP	$2,305	$2,306

	Three Months Ended June 30,
	2019	2018	Basis Point Change
Gross profit margin, GAAP	59.7%	59.2%	50
Global Growth and Efficiency Program	(0.1)	0.1
Gross profit margin, non-GAAP	59.6%	59.3%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $1,369 in the second quarter of 2019 from $1,300 in the second quarter of 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,359 in the second quarter of 2019 from $1,290 in the second quarter of 2018, reflecting higher overhead expenses of $56 and increased advertising investment of $13.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.4% in the second quarter of 2019 from 33.5% in the second quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 200 bps to 35.2% in the second quarter of 2019 as compared to 33.2% in the second quarter of 2018. This increase was due to higher overhead expenses (160 bps) and higher advertising investment (40 bps), both as a percentage of Net sales. The increase in overhead expenses as a percentage of Net sales reflects higher compensation and logistics costs in the second quarter of 2019 and foreign exchange transaction gains and other one-time credits in the second quarter of 2018. In the second quarter of 2019, advertising investment increased as a percentage of Net sales to 10.8% from 10.4% in the second quarter of 2018 or 3% in absolute terms to $416, as compared with $403 in the second quarter of 2018.

	Three Months Ended June 30,
	2019	2018
Selling, general and administrative expenses, GAAP	$1,369	$1,300
Global Growth and Efficiency Program	(10)	(10)
Selling, general and administrative expenses, non-GAAP	$1,359	$1,290

	Three Months Ended June 30,
	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.4%	33.5%	190
Global Growth and Efficiency Program	(0.2)	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.2%	33.2%	200

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 6% to $888 in the second quarter of 2019 from $946 in the second quarter of 2018. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit decreased 8% to $928 in the second quarter of 2019 from $1,004 in the second quarter of 2018, primarily due to an increase in Selling, general and administrative expenses.

Operating profit margin was 23.0% in the second quarter of 2019, a decrease of 130 bps compared to 24.3% in the second quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 24.0% in the second quarter of 2019, a decrease of 180 bps compared to 25.8% in the second quarter of 2018. This decrease in Operating profit margin was primarily due to an increase in Selling, general and administrative expenses (200 bps) as a percentage of Net sales, partially offset by an increase in Gross profit (30 bps), both as a percentage of Net sales.

	Three Months Ended June 30,
	2019	2018	% Change
Operating profit, GAAP	$888	$946	(6)%
Global Growth and Efficiency Program	40	58
Operating profit, non-GAAP	$928	$1,004	(8)%

	Three Months Ended June 30,
	2019	2018	Basis Point Change
Operating profit margin, GAAP	23.0%	24.3%	(130)
Global Growth and Efficiency Program	1.0	1.5
Operating profit margin, non-GAAP	24.0%	25.8%	(180)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $27 in the second quarter of 2019, as compared to $23 in the second quarter of 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $25 in the second quarter of 2019, as compared to $20 in the second quarter of 2018.

	Three Months Ended June 30,
	2019	2018
Non-service related postretirement costs, GAAP	$27	$23
Global Growth and Efficiency Program	(2)	(3)
Non-service related postretirement costs, non-GAAP	$25	$20

Interest (Income) Expense, Net

Interest (income) expense, net was $38 in the second quarter of 2019 as compared to $35 in the second quarter of 2018, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the second quarter of 2019 decreased to $586 from $637 in the second quarter of 2018, and Earnings per common share on a diluted basis decreased to $0.68 per share in the second quarter of 2019 from $0.73 in the second quarter of 2018. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program and, in the second quarter of 2018, included a benefit from a foreign tax matter.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the second quarter of 2019 decreased 8% to $617 from $673 in the second quarter of 2018, and Earnings per common share on a diluted basis decreased 6% to $0.72 in the second quarter of 2019 from $0.77 in the second quarter of 2018.

	Three Months Ended June 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$823	$205	$618	$586	$0.68
Global Growth and Efficiency Program	42	11	31	31	0.04
Non-GAAP	$865	$216	$649	$617	$0.72

	Three Months Ended June 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable to Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$888	$213	$675	$38	$637	$0.73
Global Growth and Efficiency Program	61	13	48	(3)	51	0.06
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
Non-GAAP	$949	$241	$708	$35	$673	$0.77
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$846	$824	2.5%
Operating profit	$254	$264	(4)%
% of Net sales	30.0%	32.0%	(200)	bps

Net sales in North America increased 2.5% in the second quarter of 2019 to $846, as volume growth of 2.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 3.0% in the second quarter of 2019.

The increase in organic sales in North America in the second quarter of 2019 versus the second quarter of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, which was partially offset by a decline in organic sales in the mouthwash and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the professional skin care, bar soap and body wash categories. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner category.

Operating profit in North America decreased 4% in the second quarter of 2019 to $254, or 200 bps to 30.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (70 bps) and an increase in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (290 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses, primarily related to higher logistics costs (80 bps), and increased advertising investment (20 bps).

Latin America

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$929	$933	(0.5)%
Operating profit	$251	$262	(4)%
% of Net sales	27.0%	28.1%	(110)	bps

Net sales in Latin America decreased 0.5% in the second quarter of 2019 to $929, as volume growth of 1.5% and net selling price increases of 5.5% were more than offset by negative foreign exchange of 7.5%. Volume gains in Mexico and Colombia were partially offset by volume declines in Brazil. Organic sales in Latin America increased 7.0% in the second quarter of 2019.

The increase in organic sales in Latin America in the second quarter of 2019 versus the second quarter of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap and shampoo categories. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner, fabric softener and hand dish categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 4% in the second quarter of 2019 to $251, or 110 bps to 27.0% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (190 bps), partially offset by an increase in Gross profit (90 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing, partially offset by higher raw and packaging material costs (400 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (180 bps) and increased advertising investment (10 bps).

Europe

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$588	$620	(5)%
Operating profit	$148	$156	(5)%
% of Net sales	25.2%	25.2%	—	bps

Net sales in Europe decreased 5.0% in the second quarter of 2019 to $588, as net selling price increases of 1.0% were more than offset by negative foreign exchange of 6.0%, while volume was flat. Volume gains in Spain and Greece were offset by volume declines in Germany and France. Organic sales in Europe increased 1.0% in the second quarter of 2019.

The increase in organic sales in Europe in the second quarter of 2019 versus the second quarter of 2018 was primarily due to an increase in Oral Care organic sales partially offset by a decrease in Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The decrease in Home Care was primarily due to a decline in organic sales in the fabric softener category.

Operating profit in Europe decreased 5% in the second quarter of 2019 to $148, while as a percentage of Net sales it was 25.2%, even with the year ago period, as an increase in Gross profit (70 bps) largely offset an increase in Selling, general and administrative expenses, all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (180 bps), partially offset by higher raw and packaging material costs (160 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (50 bps) and increased advertising investment (40 bps).

Asia Pacific

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$646	$674	(4.0)%
Operating profit	$174	$203	(14)%
% of Net sales	26.9%	30.1%	(320)	bps

Net sales in Asia Pacific decreased 4.0% in the second quarter of 2019 to $646, as net selling price increases of 0.5% were more than offset by volume declines of 1.5% and negative foreign exchange of 3.0%. Volume declines in the Greater China region were partially offset by volume gains in Thailand. Organic sales in Asia Pacific decreased 1.0% in the second quarter of 2019.

The decrease in organic sales in Asia Pacific in the second quarter of 2019 was due to a decrease in Oral Care organic sales, which was primarily due to declines in organic sales in the toothpaste and manual toothbrush categories.

Operating profit in Asia Pacific decreased 14% in the second quarter of 2019 to $174, or 320 bps to 26.9% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (300 bps) as a percentage of Net sales. This increase in Selling, general and administrative expenses was due to higher overhead expenses (90 bps), reflecting foreign exchange transaction gains in the second quarter of 2018, and increased advertising investment (210 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$244	$243	0.5%
Operating profit	$47	$42	12%
% of Net sales	19.3%	17.3%	200	bps

Net sales in Africa/Eurasia increased 0.5% in the second quarter of 2019 to $244, as volume growth of 3.5% and net selling price increases of 6.0% were partially offset by negative foreign exchange of 9.0%. Volume gains in Russia and the Gulf States were partially offset by volume declines in South Africa and Saudi Arabia. Organic sales in Africa/Eurasia increased 9.5% in the second quarter of 2019.

The increase in organic sales in Africa/Eurasia in the second quarter of 2019 versus the second quarter of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the body wash and shampoo categories. The increase in Home Care was primarily due to organic sales growth in the fabric softener category.

Operating profit in Africa/Eurasia increased 12% in the second quarter of 2019 to $47, or 200 bps to 19.3% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to a increase in Gross profit (240 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (300 bps) and higher pricing, partially offset by higher raw and packaging material costs (500 bps), which included foreign exchange transaction costs.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2019	2018	Change
Net sales	$613	$592	3.5%
Operating profit	$167	$165	1%
% of Net sales	27.3%	27.9%	(60)	bps

Net sales for Hill’s Pet Nutrition increased 3.5% in the second quarter of 2019 to $613, as volume growth of 2.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 2.5%. Volume gains in the United States, South Africa and Western Europe were partially offset by volume declines in Japan. Organic sales in Hill’s Pet Nutrition increased 6.0% in the second quarter of 2019.

The increase in organic sales in the second quarter of 2019 versus the second quarter of 2018 was due to increases in organic sales in the Prescription Diet and Advanced Nutrition categories, partially offset by a decline in organic sales in the Naturals category.

Operating profit in Hill’s Pet Nutrition increased 1.0% in the second quarter of 2019 to $167, or decreased 60 bps to 27.3% of Net Sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (50 bps) as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (260 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing.

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of June 30, 2019, Hill’s and/or the Company have been named as defendants in 35 putative class action lawsuits and one individual action filed in various jurisdictions in the United States related to the voluntary recall, three of which were voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the three and six months ended June 30, 2019 and are not expected to have a material impact in future periods.
Corporate

	Three Months Ended June 30,
	2019	2018	Change
Operating profit (loss)	$(153)	$(146)	5%

Operating profit (loss) related to Corporate was ($153) in the second quarter of 2019 as compared to ($146) in the second quarter of 2018. In the second quarter of 2019, Corporate Operating profit (loss) included charges of $40 resulting from the Global Growth and Efficiency Program. In the second quarter of 2018, Corporate Operating profit (loss) included charges of $58 resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $7,750 in the first six months of 2019, down 2.0% as compared to the first six months of 2018, driven by negative foreign exchange of 5.5%, partially offset by volume growth of 1.0% and net selling price increases of 2.5%. Organic sales increased 3.5% in the first six months of 2019.

Net sales in the Oral, Personal and Home Care product segment were $6,537 in the first six months of 2019, a decrease of 2.5% as compared to the first six months of 2018, as negative foreign exchange of 5.5% was partially offset by volume growth of 1.0% and net selling price increases of 2.0%. Organic sales in the Oral, Personal and Home Care product segment increased 3.0% in the first six months of 2019.

The increase in organic sales in the first six months of 2019 versus the first six months of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the professional skin care, bar soap, body wash and shampoo categories. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $1,213 in the first six months of 2019, an increase of 3.0% as compared to the first six months of 2018, driven by volume growth of 2.0% and net selling price increases of 4.0%, partially offset by negative foreign exchange of 3.0%. Organic sales for the Hill’s Pet Nutrition segment increased 6.0% in the first six months of 2019 as organic sales growth in the Prescription Diet and Advanced Nutrition categories were partially offset by a decline in organic sales in the Naturals category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2019	2018
Net sales
Oral, Personal and Home Care
North America	$1,699	$1,651
Latin America	1,818	1,862
Europe	1,190	1,268
Asia Pacific	1,346	1,433
Africa/Eurasia	484	498
Total Oral, Personal and Home Care	6,537	6,712
Pet Nutrition	1,213	1,176
Total Net sales	$7,750	$7,888

Operating profit
Oral, Personal and Home Care
North America	$503	$521
Latin America	483	535
Europe	299	318
Asia Pacific	363	429
Africa/Eurasia	93	92
Total Oral, Personal and Home Care	1,741	1,895
Pet Nutrition	331	329
Corporate	(305)	(295)
Total Operating profit	$1,767	$1,929

Within the Oral, Personal and Home Care product segment, North America Net sales increased 3.0%, driven by volume growth of 2.0% and net selling price increases of 1.5%, partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 3.5%. Latin America Net sales decreased 2.5%, driven by negative foreign exchange of 9.0%, partially offset by volume growth of 2.0% and net selling price increases of 4.5%. Organic sales in Latin America increased 6.5%. Europe Net sales decreased 6.0%, driven by negative foreign exchange of 6.5%, partially offset by volume growth of 0.5%, while net selling prices were flat. Organic sales in Europe increased 0.5%. Asia Pacific Net sales decreased 6.0%, driven by volume declines of 2.0% and negative foreign exchange of 4.0%, while net selling prices were flat. Organic sales in Asia Pacific decreased 2.0%. Africa/Eurasia Net sales decreased 3.0%, as negative foreign exchange of 11.0% was partially offset by volume growth of 1.5% and net selling price increases of 6.5%. Organic sales in Africa/Eurasia increased 8.0%.

In the first six months of 2019, Operating profit (loss) related to Corporate was ($305) as compared to ($295) in the first six months of 2018. In the first six months of 2019 and 2018, Corporate Operating profit (loss) included charges of $68 and $82 respectively, resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $4,595 in the first six months of 2019 from $4,709 in the first six months of 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $4,603 in the first six months of 2019 from $4,720 in the first six months of 2018. This decrease in Gross profit reflects a decrease of $32 resulting from lower Net sales and a decrease of $85 resulting from lower Gross profit margin in the first six months of 2019.

Worldwide Gross profit margin was 59.3% in the first six months of 2019 as compared to 59.7% in the first six months of 2018. Excluding the charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 40 bps to 59.4% in the first six months of 2019, from 59.8% in the first six months of 2018, due to higher raw and packaging material costs (330 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (170 bps) and higher pricing (90 bps).

	Six Months Ended June 30,
	2019	2018
Gross profit, GAAP	$4,595	$4,709
Global Growth and Efficiency Program	8	11
Gross profit, non-GAAP	$4,603	$4,720

	Six Months Ended June 30,
	2019	2018	Basis Point Change
Gross profit margin, GAAP	59.3%	59.7%	(40)
Global Growth and Efficiency Program	0.1	0.1
Gross profit margin, non-GAAP	59.4%	59.8%	(40)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $2,734 in the first six months of 2019 from $2,692 in the first six months of 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $2,720 in the first six months of 2019 from $2,677 in the first six months of 2018, reflecting increased advertising investment of $26 and higher overhead expenses of $17.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.3% in the first six months of 2019 from 34.1% in the first six months of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.1% in the first six months of 2019, an increase of 120 bps as compared to the first six months of 2018. This increase was a result of higher overhead expenses (70 bps) and increased advertising investment (50 bps), both as a percentage of Net sales. In the first six months of 2019, advertising investment increased 3% to $845, as compared with $819 in the first six months of 2018, while as a percentage of Net sales, it increased to 10.9% in the first six months of 2019 from 10.4% in the first six months of 2018.

	Six Months Ended June 30,
	2019	2018
Selling, general and administrative expenses, GAAP	$2,734	$2,692
Global Growth and Efficiency Program	(14)	(15)
Selling, general and administrative expenses, non-GAAP	$2,720	$2,677

	Six Months Ended June 30,
	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.3%	34.1%	120
Global Growth and Efficiency Program	(0.2)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non- GAAP	35.1%	33.9%	120

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 8% to $1,767 in the first six months of 2019 from $1,929 in the first six months of 2018. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Operating profit for the first six months of 2019 decreased 9% to $1,835 from $2,011 in the first six months of 2018, primarily due to a decrease in Gross profit and an increase in Selling, general and administrative expenses.

Operating profit margin was 22.8% in the first six months of 2019, a decrease of 170 bps compared to 24.5% in the first six months of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Operating profit margin was 23.7%, a decrease of 180 bps from 25.5% in the first six months of 2018. This decrease was primarily due to lower Gross profit margin (40 bps) and an increase in Selling, general and administrative expenses (120 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2019	2018	% Change
Operating profit, GAAP	$1,767	$1,929	(8)%
Global Growth and Efficiency Program	68	82
Operating profit, non-GAAP	$1,835	$2,011	(9)%

	Six Months Ended June 30,
	2019	2018	Basis Point Change
Operating profit margin, GAAP	22.8%	24.5%	(170)
Global Growth and Efficiency Program	0.9	1.0
Operating profit margin, non-GAAP	23.7%	25.5%	(180)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $52 in the first six months of 2019, as compared to $47 in the first six months of 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $49 in the first six months of 2019, as compared to $40 in the first six months of 2018.

	Six Months Ended June 30,
	2019	2018
Non-service related postretirement costs, GAAP	$52	$47
Global Growth and Efficiency Program	(3)	(7)
Non-service related postretirement costs, non-GAAP	$49	$40

Interest (Income) Expense, Net

Interest (income) expense, net was $78 in the first six months of 2019 as compared to $70 in the first six months of 2018, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.9% for the second quarter of 2019 as compared to 24.0% for the second quarter of 2018. As reflected in the tables below, the non-GAAP effective income tax rate was 25.0% for the second quarter of 2019, as compared to 25.4% in the comparable period of 2018.

The effective income tax rate was 25.6% for the first six months of 2019 as compared to 25.3% for the first six months of 2018. As reflected in the table below, the non-GAAP effective income tax rate was 25.6% for the six months ended June 30, 2019 as compared to 26.0% in the comparable period of 2018.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 25.7%, compared to 26.4% in the second quarter of 2018.

	Three Months Ended June 30,
	2019			2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$823	$205	24.9%	$888	$213	24.0%
Global Growth and Efficiency Program	42	11	0.1	61	13	(0.2)
Benefit from a foreign tax matter	—	—	—	—	15	1.6
Non-GAAP	$865	$216	25.0%	$949	$241	25.4%

	Six Months Ended June 30,
	2019			2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,637	$419	25.6%	$1,812	$459	25.3%
Global Growth and Efficiency Program	71	18	—	89	21	(0.1)
Benefit from a foreign tax matter	—	—	—	—	15	0.8
Non-GAAP	$1,708	$437	25.6%	$1,901	$495	26.0%

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2019 decreased to $1,146 from $1,271 in the comparable 2018 period. Earnings per common share on a diluted basis decreased to $1.33 per share from $1.45 per share in the comparable 2018 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program and, in the first six months of 2018, included a benefit from a foreign tax matter. See “Income Taxes” above for additional information.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company decreased 10% to $1,199 in the first six months of 2019 from $1,327 in the first six months of 2018 and Earnings per common share on a diluted basis decreased 8% to $1.39 in the first six months of 2019 from $1.51 in the first six months of 2018.

	Six Months Ended June 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate- Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,637	$419	$1,218	$1,146	$1.33
Global Growth and Efficiency Program	71	18	53	53	0.06
Non-GAAP	$1,708	$437	$1,271	$1,199	$1.39

	Six Months Ended June 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate- Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,812	$459	$1,353	$82	$1,271	$1.45
Global Growth and Efficiency Program	89	21	68	(3)	71	0.08
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
Non-GAAP	$1,901	$495	$1,406	$79	$1,327	$1.51

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

For the three and six months ended June 30, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$(3)	$5	$8	$11
Selling, general and administrative expenses	10	10	14	15
Other (income) expense, net	33	43	46	56
Non-service related postretirement costs	2	3	3	7
Total Global Growth and Efficiency Program charges, pretax	$42	$61	$71	$89

Total Global Growth and Efficiency Program charges, aftertax	$31	$51	$53	$71

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Six Months Ended		Program-to-date
	June 30,		June 30,		Accumulated Charges
	2019	2018	2019	2018
North America	—%	8%	3%	17%	18%
Latin America	8%	11%	21%	11%	5%
Europe	(3)%	2%	1%	2%	19%
Asia Pacific	7%	(6)%	7%	1%	4%
Africa/Eurasia	(2)%	7%	(1)%	6%	5%
Hill’s Pet Nutrition	1%	22%	6%	21%	8%
Corporate	89%	56%	63%	42%	41%
Total	100%	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,793 ($1,331 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of June 30, 2019
Employee-Related Costs	$695
Incremental Depreciation	102
Asset Impairments	58
Other	938
Total	$1,793

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended June 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2019	$52	$—	$—	$94	$146
Charges	4	5	—	33	42
Cash payments	(12)	—	—	(14)	(26)
Charges against assets	(2)	(5)	—	(27)	(34)
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	—	—
Balance at June 30, 2019	$41	$—	$—	$86	$127

	Six Months Ended June 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	14	10	6	41	71
Cash payments	(28)	—	—	(22)	(50)
Charges against assets	(3)	(10)	(6)	(27)	(46)
Foreign exchange	(2)	—	—	—	(2)
Other	—	—	—	(48)	(48)
Balance at June 30, 2019	$41	$—	$—	$86	$127

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $2 and $3 for the three and six months ended June 30, 2019, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 8, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and six months ended June 30, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $5 and $10, respectively, and contract termination costs and charges resulting directly from exit activities of $0 and $3, respectively. These charges were expensed as incurred. Other charges also included a charge for exit costs related to office space consolidation of $28 for the three and six months ended June 30, 2019.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and six months ended June 30, 2019 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, the benefit from a foreign tax matter. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and six months ended June 30, 2019 and 2018 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2019:

Three Months Ended June 30, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.5%	(0.5)%	—%	3.0%
Latin America	(0.5)%	(7.5)%	—%	7.0%
Europe	(5.0)%	(6.0)%	—%	1.0%
Asia Pacific	(4.0)%	(3.0)%	—%	(1.0)%
Africa/Eurasia	0.5%	(9.0)%	—%	9.5%
Total Oral, Personal and Home Care	(1.5)%	(5.0)%	—%	3.5%
Pet Nutrition	3.5%	(2.5)%	—%	6.0%
Total Company	(0.5)%	(4.5)%	—%	4.0%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	3.0%	(0.5)%	—%	3.5%
Latin America	(2.5)%	(9.0)%	—%	6.5%
Europe	(6.0)%	(6.5)%	—%	0.5%
Asia Pacific	(6.0)%	(4.0)%	—%	(2.0)%
Africa/Eurasia	(3.0)%	(11.0)%	—%	8.0%
Total Oral, Personal and Home Care	(2.5)%	(5.5)%	—%	3.0%
Pet Nutrition	3.0%	(3.0)%	—%	6.0%
Total Company	(2.0)%	(5.5)%	—%	3.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, charges resulting from the Global Growth and Efficiency Program, stock repurchases and the acquisition of Filorga). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations decreased 4% to $1,249 in the first six months of 2019, compared with $1,297 in the comparable period of 2018, primarily due to lower net income and higher voluntary contributions to the Company’s pension plans, partially offset by the change in working capital. The Company’s working capital was (2.9%) as a percentage of Net sales in the first six months of 2019 as compared to (2.1%) in the first six months of 2018. This change in working capital as a percent of Net sales is primarily due to the Company’s adoption of the new lease accounting standard effective January 1, 2019. See Note 13, Leases for additional information. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

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

The Company anticipates that pretax charges for 2019 will approximate $100 to $150 ($70 to $100 aftertax). The Company expects savings in 2019 to amount to approximately $25 to $55 pretax ($40 to $60 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at June 30, 2019 is expected to be paid in the next twelve months.

Investing activities used $212 of cash in the first six months of 2019, compared with $1,013 in the comparable period of 2018. Investing activities in 2018 includes the Company’s acquisition of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc., professional skin care businesses, for aggregate cash consideration of approximately $730.

On July 11, 2019, the Company announced that it entered into a Share Purchase Agreement to acquire the Filorga skin care business from the Seller for an equity purchase price of €1,495.5 (approximately $1,690). The transaction will be financed with a combination of debt and cash and is currently expected to close in the third quarter of 2019. At the closing of the acquisition, the Company will acquire Filorga, including cash, debt and working capital it has accrued since January 1, 2019, and the Company will pay the Seller an amount of interest on the purchase price calculated at an annual rate of 2% in respect of the period commencing January 1, 2019 and ending on the closing date of the acquisition.

Capital spending was $146 in the first six months of 2019 compared to $216 in the comparable period of 2018. Capital expenditures for 2019 are expected to be approximately 2.3% to 2.6% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $904 of cash during the first six months of 2019, compared with $979 in the comparable period of 2018, primarily reflecting higher proceeds from the exercise of stock options in the first six months of 2019 compared with the comparable period of 2018.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Long-term debt, including the current portion, increased to $6,641 as of June 30, 2019 as compared to $6,354 as of December 31, 2018 and total debt increased to $6,645 as of June 30, 2019 as compared to $6,366 as of December 31, 2018 primarily due to higher outstanding commercial paper and higher debt. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.50% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which includes the retirement of commercial paper and the repayment of the Company’s $500 1.75% fixed rate notes which became due March 2019 and €500 floating rate notes which became due May 2019.

Domestic and foreign commercial paper outstanding was $737 and $741 as of June 30, 2019 and 2018, respectively. The average daily balances outstanding for commercial paper in the first six months of 2019 and 2018 were $1,584 and $1,910, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its line of credit that expires in November 2023.

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

Cash and cash equivalents increased $137 during the first six months of 2019 to $863 at June 30, 2019, compared to $726 at December 31, 2018, most of which ($806 and $651, respectively) were held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions, including the recently announced agreement to acquire the Filorga skin care business, and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape, the ability to lower costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019 (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
April 1 through 30, 2019	1,156,227	$68.78	1,108,282	$3,971
May 1 through 31, 2019	1,421,488	$71.23	1,391,000	$3,872
June 1 through 30, 2019	1,072,296	$72.63	1,042,235	$3,796
Total	3,650,011	$70.87	3,541,517

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 108,494 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2019.

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

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 26, 2019	/s/ Noel R. Wallace
Noel R. Wallace
President and Chief Executive Officer

Principal Financial Officer:

July 26, 2019	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

July 26, 2019	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller