Form 10-Q
period 2019-09-30
COLGATE PALMOLIVE CO
filed 2019-11-01
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	857,044,220	September 30, 2019

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$3,928	$3,845	$11,678	$11,733
Cost of sales	1,612	1,576	4,767	4,755
Gross profit	2,316	2,269	6,911	6,978
Selling, general and administrative expenses	1,429	1,369	4,163	4,061
Other (income) expense, net	31	26	125	114
Operating profit	856	874	2,623	2,803
Non-service related postretirement costs	27	18	79	65
Interest (income) expense, net	35	36	113	106
Income before income taxes	794	820	2,431	2,632
Provision for income taxes	167	258	586	717
Net income including noncontrolling interests	627	562	1,845	1,915
Less: Net income attributable to noncontrolling interests	49	39	121	121
Net income attributable to Colgate-Palmolive Company	$578	$523	$1,724	$1,794

Earnings per common share, basic	$0.67	$0.60	$2.00	$2.06

Earnings per common share, diluted	$0.67	$0.60	$2.00	$2.05

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income including noncontrolling interests	$627	$562	$1,845	$1,915
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(111)	(49)	(60)	(247)
Retirement plans and other retiree benefit adjustments	5	31	30	59
Gains (losses) on cash flow hedges	4	(1)	(3)	9
Total Other comprehensive income (loss), net of tax	(102)	(19)	(33)	(179)
Total Comprehensive income including noncontrolling interests	525	543	1,812	1,736
Less: Net income attributable to noncontrolling interests	49	39	121	121
Less: Cumulative translation adjustments attributable to noncontrolling interests	(6)	(11)	(6)	(25)
Total Comprehensive income attributable to noncontrolling interests	43	28	115	96
Total Comprehensive income attributable to Colgate-Palmolive Company	$482	$515	$1,697	$1,640

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$948	$726
Receivables (net of allowances of $86 and $82, respectively)	1,495	1,400
Inventories	1,371	1,250
Other current assets	535	417
Total current assets	4,349	3,793
Property, plant and equipment:
Cost	8,389	8,336
Less: Accumulated depreciation	(4,700)	(4,455)
	3,689	3,881
Goodwill	3,532	2,530
Other intangible assets, net	2,535	1,637
Deferred income taxes	165	152
Other assets	756	168
Total assets	$15,026	$12,161
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$503	$12
Current portion of long-term debt	2	—
Accounts payable	1,188	1,222
Accrued income taxes	246	411
Other accruals	2,292	1,696
Total current liabilities	4,231	3,341
Long-term debt	7,646	6,354
Deferred income taxes	587	235
Other liabilities	2,388	2,034
Total liabilities	14,852	11,964
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,466	2,204
Retained earnings	21,860	21,615
Accumulated other comprehensive income (loss)	(4,215)	(4,188)
Unearned compensation	(1)	(3)
Treasury stock, at cost	(21,900)	(21,196)
Total Colgate-Palmolive Company shareholders’ equity	(324)	(102)
Noncontrolling interests	498	299
Total equity	174	197
Total liabilities and equity	$15,026	$12,161

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income including noncontrolling interests	$1,845	$1,915
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	386	385
Restructuring and termination benefits, net of cash	11	(20)
Stock-based compensation expense	83	97
Charge for U.S. tax reform	—	80
Deferred income taxes	79	78
Voluntary benefit plan contributions	(113)	(67)
Cash effects of changes in:
Receivables	(65)	(196)
Inventories	(69)	(36)
Accounts payable and other accruals	(52)	13
Other non-current assets and liabilities	58	(55)
Net cash provided by operations	2,163	2,194
Investing Activities
Capital expenditures	(226)	(321)
Purchases of marketable securities and investments	(152)	(159)
Proceeds from sale of marketable securities and investments	14	28
Payment for acquisitions, net of cash acquired	(1,711)	(728)
Other	—	6
Net cash used in investing activities	(2,075)	(1,174)
Financing Activities
Principal payments on debt	(4,184)	(5,478)
Proceeds from issuance of debt	6,008	5,536
Dividends paid	(1,140)	(1,122)
Purchases of treasury shares	(1,024)	(956)
Proceeds from exercise of stock options	490	319
Net cash provided by (used in) financing activities	150	(1,701)
Effect of exchange rate changes on Cash and cash equivalents	(16)	(13)
Net increase (decrease) in Cash and cash equivalents	222	(694)
Cash and cash equivalents at beginning of the period	726	1,535
Cash and cash equivalents at end of the period	$948	$841
Supplemental Cash Flow Information
Income taxes paid	$669	$655

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337
Net income					578		49
Other comprehensive income (loss), net of tax						(96)	(6)
Dividends ($0.43)/per share)					(370)		(2)
Stock-based compensation expense		49
Shares issued for stock options		93		128
Shares issued for restricted stock units		(14)		14
Treasury stock acquired				(360)
Noncontrolling interests assumed through acquisition							120
Other			2		(1)
Balance, September 30, 2019	$1,466	$2,466	$(1)	$(21,900)	$21,860	$(4,215)	$498

Three Months Ended September 30, 2018
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, June 30, 2018	$1,466	$2,081	$—	$(20,757)	$20,851	$(4,164)	$334
Net income					523		39
Other comprehensive income (loss), net of tax						(8)	(11)
Dividends ($0.42)/per share)					(365)
Stock-based compensation expense		50
Shares issued for stock options		69		84
Shares issued for restricted stock units		(17)		17
Treasury stock acquired				(260)
Other			1		(1)
Balance, September 30, 2018	$1,466	$2,183	$1	$(20,916)	$21,008	$(4,172)	$362

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,209 at September 30, 2019 ($3,159 at September 30, 2018) and $3,104 at June 30, 2019 ($3,121 at June 30, 2018), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,008 at September 30, 2019 ($1,017 at September 30, 2018) and $1,013 at June 30, 2019 ($1,048 at June 30, 2018), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity						Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					1,724		121
Other comprehensive income (loss), net of tax						(27)	(6)
Dividends ($1.71)/per share)*					(1,473)		(36)
Stock-based compensation expense		83
Shares issued for stock options		207		290
Shares issued for restricted stock units		(28)		28
Treasury stock acquired				(1,024)
Noncontrolling interests assumed through acquisition							120
Other			2	2	(6)
Balance, September 30, 2019	$1,466	$2,466	$(1)	$(21,900)	$21,860	$(4,215)	$498

Nine Months Ended September 30, 2018
	Colgate-Palmolive Company Shareholders’ Equity							Noncontrolling Interests
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					1,794			121
Other comprehensive income (loss), net of tax						(154)		(25)
Dividends ($1.66)/per share)*					(1,450)			(37)
Stock-based compensation expense		97
Shares issued for stock options		133		188
Shares issued for restricted stock units		(31)		31
Treasury stock acquired				(956)
Other			6	2	133	(163)	(2)
Balance, September 30, 2018	$1,466	$2,183	$1	$(20,916)	$21,008	$(4,172)		$362

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,209 at September 30, 2019 ($3,159 at September 30, 2018) and $3,155 at December 31, 2018 ($2,927 at December 31, 2017), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,008 at September 30, 2019 ($1,017 at September 30, 2018) and $1,038 at December 31, 2018 ($923 at December 31, 2017), respectively.

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

In July 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates.” ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This new guidance was effective for the Company on a prospective basis beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, and did not have an impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019, on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program (see Note 5, Restructuring and Related Implementation Charges for additional information) and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 14, Leases for additional information.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions

Acquisition of Laboratoires Filorga Cosmétiques (“Filorga”)

On September 19, 2019 (the “Acquisition Date”), the Company acquired the Filorga skin health business for cash consideration of €1,516 (approximately $1,674), which included interest on the equity purchase price, plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. Filorga is a premium anti-aging skin health brand focused primarily on facial care. This acquisition is part of the Company’s strategy to focus on its higher-margin oral care, personal care and pet nutrition businesses, including by expanding its portfolio in premium skin health.

The total purchase price consideration of $1,712 has been allocated to the net assets acquired based on their respective preliminary estimated fair values as follows:

Cash	$30
Receivables	53
Inventories	72
Other current assets	18
Other intangible assets	946
Goodwill	1,002
Other current liabilities	(67)
Deferred income taxes	(252)
Noncontrolling interests	(90)
Fair value of net assets acquired	$1,712

Other intangible assets acquired include trademarks of $692, which are considered to have an indefinite useful life, and customer relationships of $254, which have a finite life. Goodwill of $1,002 was allocated to the Europe segment. The Company expects that goodwill will not be deductible for tax purposes.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation no later than the third quarter of 2020.

The results of operations of Filorga for the period from the Acquisition Date through September 30, 2019 were not material to the Company’s Consolidated results of operations and are not included in the Company’s Condensed Consolidated results of operations for the three month period ended September 30, 2019. Filorga’s results of operations will be included in the Company’s Consolidated results of operations for the three month period ended December 31, 2019.

Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material.

Nigeria Joint Venture

On August 15, 2019, the Company acquired a 51% controlling interest in Colgate Tolaram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited, for $31.

Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.	Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (the “Global Growth and Efficiency Program”). The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. To take advantage of additional savings opportunities at the end of the program, on October 31, 2019, the program was expanded. Implementation of the program remains on track and it continues to run through December 31, 2019.

Initiatives under the Global Growth and Efficiency Program continue to fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

As a result of the most recent expansion, cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,865 to $1,875 pretax ($1,385 to $1,395 aftertax) as compared to the previous estimate of $1,820 to $1,870 ($1,350 to $1,380 aftertax). The Company now anticipates that pretax charges for 2019 will be in the range of $145 to $155 pretax ($105 to $115 aftertax) as compared to the previous estimate of $100 to $150 ($70 to $100 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

Once all projects are approved and implemented, the pretax charges resulting from the Global Growth and Efficiency Program are expected to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, it is estimated that approximately 75% of the charges will result in cash expenditures.

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

For the three and nine months ended September 30, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$1	$8	$9	$19
Selling, general and administrative expenses	28	9	42	24
Other (income) expense, net	(3)	8	43	64
Non-service related postretirement costs	1	1	4	8
Total Global Growth and Efficiency Program charges, pretax	$27	$26	$98	$115

Total Global Growth and Efficiency Program charges, aftertax	$22	$22	$75	$93

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2019	2018	2019	2018
North America	1%	16%	2%	17%	17%
Latin America	—%	8%	15%	11%	5%
Europe	11%	(24)%	4%	(4)%	19%
Asia Pacific	—%	14%	5%	4%	4%
Africa/Eurasia	(2)%	5%	(1)%	5%	5%
Hill’s Pet Nutrition	2%	40%	5%	25%	8%
Corporate	88%	41%	70%	42%	42%
Total	100%	100%	100%	100%	100%

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,820 ($1,353 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2019
Employee-Related Costs	$696
Incremental Depreciation	115
Asset Impairments	58
Other	951
Total	$1,820

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

The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2019	$41	$—	$—	$86	$127
Charges	1	13	—	13	27
Cash payments	(11)	—	—	(26)	(37)
Charges against assets	(1)	(13)	—	—	(14)
Foreign exchange	2	—	—	—	2
Other	—	—	—	—	—
Balance at September 30, 2019	$32	$—	$—	$73	$105

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

	Nine Months Ended September 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	15	23	6	54	98
Cash payments	(39)	—	—	(48)	(87)
Charges against assets	(4)	(23)	(6)	(27)	(60)
Foreign exchange	—	—	—	—	—
Other	—	—	—	(48)	(48)
Balance at September 30, 2019	$32	$—	$—	$73	$105

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $4 for the three and nine months ended September 30, 2019, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 9, Retirement Plans and Other Retiree Benefits for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $13 and $23, respectively, and contract termination costs and charges resulting directly from exit activities of $0 and $3, respectively. These charges were expensed as incurred. Other charges also included charges for exit costs related to office space consolidation of $0 and $28 for the three and nine months ended September 30, 2019, respectively.

Other decreases to the restructuring accruals reflects the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 3, Recent Accounting Pronouncements and Note 14, Leases for additional information.

6.    Inventories

Inventories by major class are as follows:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$277	$253
Work-in-process	44	37
Finished goods	1,050	960
Total Inventories	$1,371	$1,250

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

7.    Earnings Per Share

For the three months ended September 30, 2019 and 2018, earnings per share were as follows:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$578	858.7	$0.67	$523	868.8	$0.60
Stock options and restricted stock units		2.5			2.3
Diluted EPS	$578	861.2	$0.67	$523	871.1	$0.60

For the three months ended September 30, 2019 and 2018, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 16,963,201 and 17,373,432, respectively.

For the nine months ended September 30, 2019 and 2018, earnings per share were as follows:

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,724	860.1	$2.00	$1,794	871.9	$2.06
Stock options and restricted stock units		2.3			3.1
Diluted EPS	$1,724	862.4	$2.00	$1,794	875.0	$2.05

For the nine months ended September 30, 2019 and 2018, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 18,818,149 and 16,602,521, respectively.

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2019 and 2018 were as follows:

	2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(83)	$(105)	$(38)	$(38)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(14)	(10)	24	18
Amortization of net actuarial loss, transition and prior service costs (1)	19	15	16	13
Retirement plans and other retiree benefits adjustments	5	5	40	31
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	6	5	(2)	(1)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(1)	(1)	—	—
Gains (losses) on cash flow hedges	5	4	(2)	(1)
Total Other comprehensive income (loss)	$(73)	$(96)	$—	$(8)

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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2019 and 2018 were as follows:

	2019		2018
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(33)	$(54)	$(216)	$(222)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	(15)	(11)	24	18
Amortization of net actuarial loss, transition and prior service costs (1)	54	41	52	41
Retirement plans and other retiree benefits adjustments	39	30	76	59
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	3	2	4	3
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(6)	(5)	8	6
Gains (losses) on cash flow hedges	(3)	(3)	12	9
Total Other comprehensive income (loss)	$3	$(27)	$(128)	$(154)

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2019	2018	2019	2018	2019	2018
Service cost	$1	$—	$3	$3	$4	$3
Interest cost	22	21	6	5	15	9
Expected return on plan assets	(29)	(28)	(4)	(5)	(2)	(1)
Amortization of actuarial loss (gain)	14	12	1	2	4	2
Net periodic benefit cost	$8	$5	$6	$5	$21	$13

	Nine Months Ended September 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2019	2018	2019	2018	2019	2018
Service cost	$1	$1	$10	$10	$11	$11
Interest cost	68	64	16	16	35	28
Expected return on plan assets	(78)	(86)	(13)	(16)	(3)	(1)
Amortization of actuarial loss (gain)	39	35	6	6	9	11
Net periodic benefit cost	$30	$14	$19	$16	$52	$49

For the nine months ended September 30, 2019 and 2018, the Company made voluntary contributions to its U.S. postretirement plans of $113 and $67, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. This additional tax expense of $80 was recognized in the third quarter of 2018.

The impact, if any, of further transitional tax guidance that may be issued by the U.S. Treasury would be reflected in the Company’s provision for income tax in the period such guidance is effective.

The provision for income taxes for the nine months ended September 30, 2018 included a benefit of $15 from a foreign tax matter.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $145. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $61, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2019 of competition law matters pending against the Company during the nine months ended September 30, 2019 is set forth below.

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

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company’s Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company’s Greek subsidiary has appealed the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2019, there were 242 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 237 cases as of June 30, 2019 and 239 cases as of December 31, 2018. During the three months ended September 30, 2019, 26 new cases were filed and 21 cases were resolved by voluntary dismissal, judgment in the Company’s favor or settlement. During the three months ended September 30, 2019, one case resulted in a jury verdict in favor of the Company after a trial, which has been appealed by the plaintiff. During the nine months ended September 30, 2019, 88 new cases were filed and 85 cases were resolved by voluntary dismissal, dismissal by the court, judgment in the Company’s favor or settlement. During the nine months ended September 30, 2019, in addition to the jury verdict in favor of the Company discussed above, which is now pending appeal, one case resulted in an adverse jury verdict after a trial, which the Company is appealing. The value of the settlements and of the adverse jury verdict in, as applicable, the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Oral, Personal and Home Care
North America	$869	$858	$2,568	$2,509
Latin America	881	856	2,700	2,718
Europe	607	640	1,798	1,908
Asia Pacific	690	673	2,035	2,106
Africa/Eurasia	248	236	732	734
Total Oral, Personal and Home Care	3,295	3,263	9,833	9,975
Pet Nutrition	633	582	1,845	1,758
Total Net sales	$3,928	$3,845	$11,678	$11,733

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales
Oral Care	46%	47%	46%	47%
Personal Care	20%	20%	20%	20%
Home Care	18%	18%	18%	18%
Pet Nutrition	16%	15%	16%	15%
Total Net sales	100%	100%	100%	100%

Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating profit
Oral, Personal and Home Care
North America	$248	$259	$750	$780
Latin America	235	222	718	757
Europe	153	162	452	480
Asia Pacific	193	191	557	620
Africa/Eurasia	48	41	141	133
Total Oral, Personal and Home Care	877	875	2,618	2,770
Pet Nutrition	169	163	501	492
Corporate	(190)	(164)	(496)	(459)
Total Operating profit	$856	$874	$2,623	$2,803

For the three and nine months ended September 30, 2019, Corporate Operating profit (loss) included charges of $26 and $94, respectively, resulting from the Global Growth and Efficiency Program, and costs of $18 in each period related to acquisitions.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$1
Interest rate swap contracts	Other assets	6	—	Other liabilities	—	8
Foreign currency contracts	Other current assets	21	20	Other accruals	6	8
Foreign currency contracts	Other assets	—	—	Other liabilities	7	21
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$27	$20		$14	$38

Other financial instruments
Marketable securities	Other current assets	$109	$10
Total other financial instruments		$109	$10

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of September 30, 2019 and December 31, 2018. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2019 and December 31, 2018, was $8,159 and $6,434, respectively, and the related carrying value was $7,648 and $6,354, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	September 30, 2019	December 31, 2018
Long-term debt:
Carrying amount of hedged item	$404	$888
Cumulative hedging adjustment included in the carrying amount	6	(10)

The following tables present the notional values as of:

	September 30, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$397	$—	$400	$—	$797
Cash Flow Hedges	710	—	—	19	729
Net Investment Hedges	608	3,770	—	—	4,378

	December 31, 2018
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$327	$—	$900	$—	$1,227
Cash Flow Hedges	782	—	—	14	796
Net Investment Hedges	482	1,396	—	—	1,878

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(2)	$—	$—	$—
Hedged items	—	—	2	—	—	—
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	—	—	—	—	—
Hedged items	—	—	—	—	—	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	—	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	—	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$1	$—	$—	$—	$—	$—

	Nine Months Ended September 30,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(15)	$—	$—	$(11)
Hedged items	—	—	15	—	—	11
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	10	—	—	(7)	—
Hedged items	—	(10)	—	—	7	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(8)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$6	$—	$—	$(8)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	September 30,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$7	$(2)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(1)	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	23	1
Gain (loss) on hedged items	(23)	—
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	100	10
Gain (loss) on hedged items	(100)	(10)
Total unrealized gain (loss) on hedges recognized in OCI	$6	$(1)

	Nine Months Ended
	September 30,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$2	$4
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	1	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	22	26
Gain (loss) on hedged items	(22)	(23)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	105	69
Gain (loss) on hedged items	(105)	(69)
Total unrealized gain (loss) on hedges recognized in OCI	$3	$7

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of September 30, 2019 or for the three and nine months ended September 30, 2019.

As of September 30, 2019, the Company’s right-of use assets and liabilities for operating leases were as follows:

Other assets	$519

Other accruals	$148
Other liabilities	505
Total operating lease liabilities	$653

Lease commitments under noncancellable operating leases were as follows:

Years Ending December 31,	As of September 30, 2019		As of December 31, 2018
2019	$46	(1)	$193
2020	161		165
2021	122		123
2022	98		102
2023	60		51
Thereafter	275		32
Total lease commitments	$762		$666
Less: Interest	(109)
Present value of lease liabilities	$653

(1) As of September 30, 2019, $46 represents the lease commitments for the three months remaining until December 31, 2019.

The components of the Company’s operating lease cost for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$42	$125
Short-term lease cost	—	2
Variable lease cost	5	21
Sublease income	—	—
Total lease cost	$47	$148

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and is not reflected on the Company’s Consolidated Balance Sheets. Variable lease costs are comprised of costs, such as the Company’s proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance, that are not included in the lease liability and are recognized in the period in which they are incurred.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 was as follows:

▪	Payments against amounts included in the measurement of lease liabilities: $152

▪	Lease assets obtained in exchange for lease liabilities: $226

As of September 30, 2019, the weighted-average remaining lease term for operating leases was 8 years and the weighted-average discount rate for operating leases was 4.1%.

There were no material operating leases that the Company had entered into and that were yet to commence as of September 30, 2019.

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

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors. The Company, through Hill’s Pet Nutrition, also competes on a worldwide basis in the pet nutrition market, selling its products principally through authorized pet supply retailers, veterinarians and eCommerce retailers.

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

To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core categories, through its focus on innovation and the deployment of valuable consumer and shopper insights in the development of successful new products. To enhance these efforts, the Company has developed key initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. In addition, the Company has enhanced its digital marketing capabilities and has broadened its eCommerce offerings, including direct-to-consumer and subscription services. Growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products.
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

On September 19, 2019 (the “Acquisition Date”), the Company acquired the Laboratoires Filorga Cosmétiques (“Filorga”) skin health business for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38). The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company’s strategy to focus on its higher-margin oral care, personal care and pet nutrition businesses, including by expanding its portfolio in premium skin health. Filorga’s results of operations since the Acquisition Date were not material to the Company’s Consolidated results of operations. See Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

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
The Company’s restructuring program, known as the “Global Growth and Efficiency Program,” was expanded on October 31, 2019 to take advantage of additional savings opportunities at the end of the program. The program’s initiatives were designed to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses. Implementation of the Global Growth and Efficiency Program remains on track and it continues to run through December 31, 2019.
The initiatives under the Global Growth and Efficiency Program are focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

As a result of the most recent expansion, savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually, once all projects are approved and implemented. Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,865 to $1,875 pretax ($1,385 to $1,395 aftertax).

In the three and nine months ended September 30, 2019, the Company incurred aftertax costs of $22 and $75, respectively, resulting from the Global Growth and Efficiency Program.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, the Company expects global macroeconomic and market conditions to remain challenging. Although the Company has seen improvement in category growth rates, the Company expects category growth rates to remain below historical levels. While the global marketplace in which the Company operates has always been highly competitive, the Company continues to experience heightened competitive activity in certain markets from strong local competitors and from other large multinational companies, some of which have greater resources than the Company does. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. The Company has also been negatively affected by changes in the policies or practices of its retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of the Company’s products. In addition, the retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect the Company’s relationships with its key retailers. In addition, given that approximately 70% of the Company’s Net sales originate in markets outside the U.S., the Company has experienced and may continue to experience volatile foreign currency fluctuations and high raw and packaging material costs. While the Company has taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect the Company’s future results.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,928 in the third quarter of 2019, up 2.0% from the third quarter of 2018, as volume growth of 3.0% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 2.5%. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 4.5% in the third quarter of 2019. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,295 in the third quarter of 2019, up 1.0% from the third quarter of 2018, as volume growth of 2.0% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 2.5%. Organic sales in the Oral, Personal and Home Care product segment increased 3.5% in the third quarter of 2019.

The Company’s share of the global toothpaste market was 41.2% on a year-to-date basis, down 0.8 share points from the year ago period, and its share of the global manual toothbrush market was 31.6% on a year-to-date basis, down 0.6 share points from the year ago period. Year-to-date market shares in toothpaste were flat in Europe, and down in North America, Latin America, Asia Pacific and Africa/Eurasia versus the comparable 2018 period. In the manual toothbrush category, year-to-date market shares were down in Europe, Asia Pacific, North America, Latin America and Africa/Eurasia versus the comparable 2018 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $633 in the third quarter of 2019, up 8.5% from the third quarter of 2018, as volume growth of 6.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 1.5%. Organic sales in the Hill’s Pet Nutrition segment increased 10.0% in the third quarter of 2019.

Gross Profit/Margin

Worldwide Gross profit increased to $2,316 in the third quarter of 2019 from $2,269 in the third quarter of 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit increased to $2,317 in the third quarter of 2019 from $2,277 in the third quarter of 2018. This increase in Gross profit reflects an increase of $48 resulting from higher Net sales, partially offset by a decrease of $8 resulting from lower Gross profit margin.

Worldwide Gross profit margin was 59.0% in the third quarter of 2019, even with the third quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 20 basis points (bps) to 59.0% in the third quarter of 2019 from 59.2% in the third quarter of 2018. This decrease in Gross profit margin was due to higher raw and packaging material costs (310 bps), which included foreign exchange transaction costs, and other, primarily unfavorable mix (20 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing (70 bps).

	Three Months Ended September 30,
	2019	2018
Gross profit, GAAP	$2,316	$2,269
Global Growth and Efficiency Program	1	8
Gross profit, non-GAAP	$2,317	$2,277

	Three Months Ended September 30,
	2019	2018	Basis Point Change
Gross profit margin, GAAP	59.0%	59.0%	—
Global Growth and Efficiency Program	—	0.2
Gross profit margin, non-GAAP	59.0%	59.2%	(20)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4% to $1,429 in the third quarter of 2019 from $1,369 in the third quarter of 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $1,401 in the third quarter of 2019 from $1,360 in the third quarter of 2018, reflecting increased advertising investment of $28 and higher overhead expenses of $13.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.4% in the third quarter of 2019 from 35.6% in the third quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales increased by 30 bps to 35.7% in the third quarter of 2019 as compared to 35.4% in the third quarter of 2018. This increase was due to increased advertising investment (50 bps), partially offset by lower overhead expenses (20 bps), both as a percentage of Net sales. In the third quarter of 2019, advertising investment increased as a percentage of Net sales to 10.8% from 10.3% in the third quarter of 2018 or 7% in absolute terms to $423, as compared with $395 in the third quarter of 2018.

	Three Months Ended September 30,
	2019	2018
Selling, general and administrative expenses, GAAP	$1,429	$1,369
Global Growth and Efficiency Program	(28)	(9)
Selling, general and administrative expenses, non-GAAP	$1,401	$1,360

	Three Months Ended September 30,
	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.4%	35.6%	80
Global Growth and Efficiency Program	(0.7)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.7%	35.4%	30

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 2% to $856 in the third quarter of 2019 from $874 in the third quarter of 2018. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Operating profit in the third quarter of 2019 also included acquisition costs. Excluding these charges in both periods, as applicable, Operating profit was $900 in the third quarter of 2019, even with the third quarter of 2018, as an increase in Gross profit was offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 21.8% in the third quarter of 2019, a decrease of 90 bps compared to 22.7% in the third quarter of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods and acquisition costs in 2019, Operating profit margin was 22.9% in the third quarter of 2019, a decrease of 50 bps compared to 23.4% in the third quarter of 2018. This decrease in Operating profit margin was due to a decrease in Gross profit (20 bps) and an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2019	2018	% Change
Operating profit, GAAP	$856	$874	(2)%
Global Growth and Efficiency Program	26	25
Acquisition costs	18	—
Operating profit, non-GAAP	$900	$899	—%

	Three Months Ended September 30,
	2019	2018	Basis Point Change
Operating profit margin, GAAP	21.8%	22.7%	(90)
Global Growth and Efficiency Program	0.7	0.7
Acquisition costs	0.4	—
Operating profit margin, non-GAAP	22.9%	23.4%	(50)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $27 in the third quarter of 2019, as compared to $18 in the third quarter of 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $26 in the third quarter of 2019, as compared to $17 in the third quarter of 2018, due to higher interest costs.

	Three Months Ended September 30,
	2019	2018
Non-service related postretirement costs, GAAP	$27	$18
Global Growth and Efficiency Program	(1)	(1)
Non-service related postretirement costs, non-GAAP	$26	$17

Interest (Income) Expense, Net

Interest (income) expense, net was $35 in the third quarter of 2019 as compared to $36 in the third quarter of 2018.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the third quarter of 2019 increased to $578 from $523 in the third quarter of 2018, and Earnings per common share on a diluted basis increased to $0.67 per share in the third quarter of 2019 from $0.60 in the third quarter of 2018. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the third quarter of 2019 also included acquisition costs and, in the third quarter of 2018, included a charge related to U.S. tax reform.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2019 decreased 2% to $614 from $625 in the third quarter of 2018, and Earnings per common share on a diluted basis decreased 1% to $0.71 in the third quarter of 2019 from $0.72 in the third quarter of 2018.

	Three Months Ended September 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$794	$167	$627	$578	$0.67
Global Growth and Efficiency Program	27	5	22	22	0.03
Acquisition costs	18	4	14	14	$0.01
Non-GAAP	$839	$176	$663	$614	$0.71

	Three Months Ended September 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$820	$258	$562	$523	$0.60
Global Growth and Efficiency Program	26	4	22	22	0.02
U.S. tax reform	—	(80)	80	80	0.10
Non-GAAP	$846	$182	$664	$625	$0.72
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$869	$858	1.5%
Operating profit	$248	$259	(4)%
% of Net sales	28.5%	30.2%	(170)	bps

Net sales in North America increased 1.5% in the third quarter of 2019 to $869, driven by volume growth of 0.5% and net selling price increases of 1.0%, while foreign exchange was flat. Organic sales in North America increased 1.5% in the third quarter of 2019.

The increase in organic sales in North America in the third quarter of 2019 versus the third quarter of 2018 was primarily due to increases in Personal Care and Home Care organic sales, partially offset by a decrease in Oral Care organic sales. The decrease in Oral Care was primarily due to declines in organic sales in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the skin health, bar soap, body wash and underarm protection categories, partially offset by a decline in organic sales in the liquid hand soap category. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and fabric softener categories, partially offset by a decline in organic sales in the hand dish category.

Operating profit in North America decreased 4% in the third quarter of 2019 to $248, or 170 bps to 28.5% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (220 bps), partially offset by a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (420 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (230 bps). This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (60 bps).

Latin America

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$881	$856	3%
Operating profit	$235	$222	6%
% of Net sales	26.7%	25.9%	80	bps

Net sales in Latin America increased 3.0% in the third quarter of 2019 to $881, as volume growth of 4.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 5.0%. Volume gains were led by Brazil, Central America, Colombia and Mexico. Organic sales in Latin America increased 8.0% in the third quarter of 2019.

The increase in organic sales in Latin America in the third quarter of 2019 versus the third quarter of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the underarm protection, bar soap and shampoo categories, partially offset by a decline in organic sales in the hair care category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and liquid cleaner categories, partially offset by a decline in organic sales in the hand dish category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America increased 6% in the third quarter of 2019 to $235, or 80 bps to 26.7% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (90 bps), partially offset by an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (260 bps) and higher pricing, partially offset by higher raw and packaging material costs (280 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to increased advertising investment (40 bps), partially offset by lower overhead expenses (10 bps).

Europe

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$607	$640	(5)%
Operating profit	$153	$162	(6)%
% of Net sales	25.2%	25.3%	(10)	bps

Net sales in Europe decreased 5.0% in the third quarter of 2019 to $607, as volume growth of 1.5% was more than offset by net selling price decreases of 1.5% and negative foreign exchange of 5.0%. Volume gains in France, Spain and the United Kingdom were partially offset by volume declines in Germany. Organic sales in Europe in the third quarter of 2019 were even with the third quarter of 2018.

The organic sales performance in Europe in the third quarter of 2019 was due to an increase in Oral Care organic sales, offset by decreases in Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, partially offset by a decline in organic sales in the manual toothbrush category. The decrease in Personal Care was primarily due to a decline in organic sales in the body wash category. The decrease in Home Care was primarily due to a decline in organic sales in the fabric softener category.

Operating profit in Europe decreased 6% in the third quarter of 2019 to $153, or 10 bps to 25.2% of Net sales. This decrease in Operating profit as a percentage of Net Sales was due to a decrease in Gross profit (60 bps), partially offset by a decrease in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (180 bps) and lower pricing, partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps). This decrease in Selling, general and administrative expenses was primarily due to decreased advertising investment (60 bps).

Asia Pacific

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$690	$673	2.5%
Operating profit	$193	$191	1%
% of Net sales	28.0%	28.4%	(40)	bps

Net sales in Asia Pacific increased 2.5% in the third quarter of 2019 to $690, as volume growth of 2.0% and net selling price increases of 1.0% were partially offset by negative foreign exchange of 0.5%. Volume gains in the Philippines, Australia, India and the Greater China region were partially offset by volume declines in Malaysia. Organic sales in Asia Pacific increased 3.0% in the third quarter of 2019.

The increase in organic sales in Asia Pacific in the third quarter of 2019 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, which was partially offset by a decline in organic sales in the manual toothbrush category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific increased 1% in the third quarter of 2019 to $193, while as a percentage of Net sales it decreased 40 bps to 28.0%. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (90 bps), partially offset by an increase in Gross profit (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (310 bps) and higher pricing, partially offset by higher raw and packaging material costs (310 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (60 bps) and higher overhead expenses (30 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$248	$236	5.0%
Operating profit	$48	$41	17%
% of Net sales	19.4%	17.4%	200	bps

Net sales in Africa/Eurasia increased 5.0% in the third quarter of 2019 to $248, as volume growth of 3.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 2.0%. Volume gains in Russia, the Gulf States and Kenya were partially offset by volume declines in South Africa. The Company’s acquisition of a 51% controlling interest in Colgate Tolaram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the “Nigeria Joint Venture”), contributed 1.0% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 6.0% in the third quarter of 2019.

The increase in organic sales in Africa/Eurasia in the third quarter of 2019 versus the third quarter of 2018 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap category.

Operating profit in Africa/Eurasia increased 17% in the third quarter of 2019 to $48, or 200 bps to 19.4% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (310 bps), partially offset by an increase in Selling, general and administrative expenses (130 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (320 bps) and higher pricing, partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (60 bps) and increased advertising investment (70 bps).

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2019	2018	Change
Net sales	$633	$582	8.5%
Operating profit	$169	$163	4%
% of Net sales	26.7%	28.0%	(130)	bps

Net sales for Hill’s Pet Nutrition increased 8.5% in the third quarter of 2019 to $633, as volume growth of 6.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 1.5%. Volume gains in the United States and Western Europe were partially offset by volume declines in South Africa. Organic sales in Hill’s Pet Nutrition increased 10.0% in the third quarter of 2019.

The increase in organic sales in the third quarter of 2019 versus the third quarter of 2018 was due to increases in organic sales in Prescription Diet and Science Diet.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Hill’s Pet Nutrition increased 4% in the third quarter of 2019 to $169, while as a percentage of Net sales it decreased 130 bps to 26.7%. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (80 bps) and an increase in Selling, general and administrative expense (40 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (340 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (150 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (160 bps), partially offset by lower overhead expenses (120 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of September 30, 2019, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits and one individual action filed in various jurisdictions in the United States and one putative class action filed in Canada, all related to the voluntary recall. Eight of the putative class actions lawsuits in the United States were voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the three and nine months ended September 30, 2019 and are not expected to have a material impact in future periods.
Corporate

	Three Months Ended September 30,
	2019	2018	Change
Operating profit (loss)	$(190)	$(164)	16%

Operating profit (loss) related to Corporate was ($190) in the third quarter of 2019 as compared to ($164) in the third quarter of 2018. In the third quarter of 2019, Corporate Operating profit (loss) included charges of $26 resulting from the Global Growth and Efficiency Program and acquisition costs of $18. In the third quarter of 2018, Corporate Operating profit (loss) included charges of $25 resulting from the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $11,678 in the first nine months of 2019, down 0.5% as compared to the first nine months of 2018, driven by negative foreign exchange of 4.0%, partially offset by volume growth of 1.5% and net selling price increases of 2.0%. Organic sales increased 3.5% in the first nine months of 2019.

Net sales in the Oral, Personal and Home Care product segment were $9,833 in the first nine months of 2019, a decrease of 1.5% as compared to the first nine months of 2018, as negative foreign exchange of 4.5% was partially offset by volume growth of 1.5% and net selling price increases of 1.5%. Organic sales in the Oral, Personal and Home Care product segment increased 3.0% in the first nine months of 2019.

The increase in organic sales in the first nine months of 2019 versus the first nine months of 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and mouthwash categories, partially offset by a decline in organic sales in the manual toothbrush category. The increase in Personal Care was primarily due to organic sales growth in the skin health, bar soap, body wash and underarm protection categories. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories.

Net sales in the Hill’s Pet Nutrition segment were $1,845 in the first nine months of 2019, an increase of 5.0% as compared to the first nine months of 2018, driven by volume growth of 3.5% and net selling price increases of 3.5%, partially offset by negative foreign exchange of 2.0%. Organic sales for the Hill’s Pet Nutrition segment increased 7.0% in the first nine months of 2019, driven by organic sales growth in Prescription Diet and Science Diet.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2019	2018
Net sales
Oral, Personal and Home Care
North America	$2,568	$2,509
Latin America	2,700	2,718
Europe	1,798	1,908
Asia Pacific	2,035	2,106
Africa/Eurasia	732	734
Total Oral, Personal and Home Care	9,833	9,975
Pet Nutrition	1,845	1,758
Total Net sales	$11,678	$11,733

Operating profit
Oral, Personal and Home Care
North America	$750	$780
Latin America	718	757
Europe	452	480
Asia Pacific	557	620
Africa/Eurasia	141	133
Total Oral, Personal and Home Care	2,618	2,770
Pet Nutrition	501	492
Corporate	(496)	(459)
Total Operating profit	$2,623	$2,803

Within the Oral, Personal and Home Care product segment, North America Net sales increased 2.5%, driven by volume growth of 1.5% and net selling price increases of 1%, while foreign exchange was flat. Organic sales in North America increased 2.5%. Latin America Net sales decreased 0.5%, driven by negative foreign exchange of 7.5%, partially offset by volume growth of 3% and net selling price increases of 4%. Organic sales in Latin America increased 7%. Europe Net sales decreased 6%, driven by negative foreign exchange of 6.5% and net selling prices decreases of 0.5%, partially offset by volume growth of 1%. Organic sales in Europe increased 0.5%. Asia Pacific Net sales decreased 3.5%, driven by negative foreign exchange of 3.5% and volume declines of 0.5%, partially offset by net selling prices increases of 0.5%. Organic sales in Asia Pacific were even with the first nine months of 2018. Africa/Eurasia Net sales decreased 0.5%, driven by negative foreign exchange of 8.5%, partially offset by volume growth of 2.0% and net selling price increases of 6.0%. The Nigeria Joint Venture contributed 0.5% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 7.5%.

In the first nine months of 2019, Operating profit (loss) related to Corporate was ($496) as compared to ($459) in the first nine months of 2018. In the first nine months of 2019 and 2018, Corporate Operating profit (loss) included charges of $94 and $107 respectively, resulting from the Global Growth and Efficiency Program. Corporate Operating profit (loss) in the first nine months of 2019 also included acquisition costs of $18.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit decreased to $6,911 in the first nine months of 2019 from $6,978 in the first nine months of 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Gross profit decreased to $6,920 in the first nine months of 2019 from $6,997 in the first nine months of 2018. This decrease in Gross profit reflects a decrease of $39 resulting from lower Net sales and a decrease of $38 resulting from lower Gross profit margin in the first nine months of 2019.

Worldwide Gross profit margin was 59.2% in the first nine months of 2019 as compared to 59.5% in the first nine months of 2018. Excluding the charges resulting from the Global Growth and Efficiency Program in both periods, Gross profit margin decreased by 30 bps to 59.3% in the first nine months of 2019, from 59.6% in the first nine months of 2018, due to higher raw and packaging material costs (340 bps), which included foreign exchange transaction costs, partially offset by cost savings from the Company’s funding-the-growth initiatives (190 bps) and higher pricing (90 bps).

	Nine Months Ended September 30,
	2019	2018
Gross profit, GAAP	$6,911	$6,978
Global Growth and Efficiency Program	9	19
Gross profit, non-GAAP	$6,920	$6,997

	Nine Months Ended September 30,
	2019	2018	Basis Point Change
Gross profit margin, GAAP	59.2%	59.5%	(30)
Global Growth and Efficiency Program	0.1	0.1
Gross profit margin, non-GAAP	59.3%	59.6%	(30)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.5% to $4,163 in the first nine months of 2019 from $4,061 in the first nine months of 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $4,121 in the first nine months of 2019 from $4,037 in the first nine months of 2018, reflecting higher overhead expenses of $30 and increased advertising investment of $54.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.6% in the first nine months of 2019 from 34.6% in the first nine months of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.3% in the first nine months of 2019, an increase of 90 bps as compared to the first nine months of 2018. This increase was a result of higher overhead expenses (30 bps) and increased advertising investment (60 bps), both as a percentage of Net sales. In the first nine months of 2019, advertising investment increased 4% to $1,268, as compared with $1,214 in the first nine months of 2018, while as a percentage of Net sales, it increased to 10.9% in the first nine months of 2019 from 10.3% in the first nine months of 2018.

	Nine Months Ended September 30,
	2019	2018
Selling, general and administrative expenses, GAAP	$4,163	$4,061
Global Growth and Efficiency Program	(42)	(24)
Selling, general and administrative expenses, non-GAAP	$4,121	$4,037

	Nine Months Ended September 30,
	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.6%	34.6%	100
Global Growth and Efficiency Program	(0.3)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.3%	34.4%	90

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 6% to $2,623 in the first nine months of 2019 from $2,803 in the first nine months of 2018. Operating profit in both periods included charges resulting from the Global Growth and Efficiency Program. Operating profit in the first nine months of 2019 also included acquisition costs. Excluding these charges in both periods, as applicable, Operating profit for the first nine months of 2019 decreased 6% to $2,735 from $2,910 in the first nine months of 2018, primarily due to a decrease in Gross profit and an increase in Selling, general and administrative expenses.

Operating profit margin was 22.5% in the first nine months of 2019, a decrease of 140 bps compared to 23.9% in the first nine months of 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods and acquisition costs in 2019, Operating profit margin was 23.4%, a decrease of 140 bps from 24.8% in the first nine months of 2018. This decrease was primarily due to lower Gross profit margin (30 bps) and an increase in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2019	2018	% Change
Operating profit, GAAP	$2,623	$2,803	(6)%
Global Growth and Efficiency Program	94	107
Acquisition costs	18	—
Operating profit, non-GAAP	$2,735	$2,910	(6)%

	Nine Months Ended September 30,
	2019	2018	Basis Point Change
Operating profit margin, GAAP	22.5%	23.9%	(140)
Global Growth and Efficiency Program	0.8	0.9
Acquisition costs	0.1	—
Operating profit margin, non-GAAP	23.4%	24.8%	(140)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $79 in the first nine months of 2019, as compared to $65 in the first nine months of 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $75 in the first nine months of 2019, as compared to $57 in the first nine months of 2018.

	Nine Months Ended September 30,
	2019	2018
Non-service related postretirement costs, GAAP	$79	$65
Global Growth and Efficiency Program	(4)	(8)
Non-service related postretirement costs, non-GAAP	$75	$57

Interest (Income) Expense, Net

Interest (income) expense, net was $113 in the first nine months of 2019 as compared to $106 in the first nine months of 2018, primarily due to higher average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 21.0% for the third quarter of 2019 as compared to 31.5% for the third quarter of 2018. As reflected in the tables below, the non-GAAP effective income tax rate was 21.0% for the third quarter of 2019, as compared to 21.5% in the comparable period of 2018.

The effective income tax rate was 24.1% for the first nine months of 2019 as compared to 27.2% for the first nine months of 2018. As reflected in the table below, the non-GAAP effective income tax rate was 24.1% for the nine months ended September 30, 2019 as compared to 24.6% in the comparable period of 2018.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.3%, compared to 25.1% in the third quarter of 2018.

	Three Months Ended September 30,
	2019			2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$794	$167	21.0%	$820	$258	31.5%
Global Growth and Efficiency Program	27	5	(0.1)	26	4	(0.5)
Acquisition costs	18	4	0.1	—	—	—
U.S. tax reform	—	—	—	—	(80)	(9.5)
Non-GAAP	$839	$176	21.0%	$846	$182	21.5%

	Nine Months Ended September 30,
	2019			2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,431	$586	24.1%	$2,632	$717	27.2%
Global Growth and Efficiency Program	98	23	—	115	25	(0.2)
Acquisition costs	18	4	—	—	—	—
Benefit from a foreign tax matter	—	—	—	—	15	0.5
U.S. tax reform	—	—	—	—	(80)	(2.9)
Non-GAAP	$2,547	$613	24.1%	$2,747	$677	24.6%

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

On December 22, 2017, the TCJA was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the TCJA also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $275, recorded in the fourth quarter of 2017, based on its initial analysis of the TCJA. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018. This additional tax expense of $80 was recognized in the third quarter of 2018.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The impact, if any, of further transitional tax guidance that may be issued by the U.S. Treasury would be reflected in the Company’s provision for income tax in the period such guidance is effective.

The provision for income taxes for the nine months ended September 30, 2018 included a benefit of $15 from a foreign tax matter.

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2019 decreased to $1,724 from $1,794 in the comparable 2018 period. Earnings per common share on a diluted basis decreased to $2.00 per share from $2.05 per share in the comparable 2018 period. Net income attributable to Colgate-Palmolive Company in both periods included charges resulting from the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company in the first nine months of 2019 also included acquisition costs and, in the first nine months of 2018, also included a benefit from a foreign tax matter and a charge related to U.S. tax reform. See “Income Taxes” above for additional information.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company decreased 7% to $1,813 in the first nine months of 2019 from $1,952 in the first nine months of 2018 and Earnings per common share on a diluted basis decreased 6% to $2.10 in the first nine months of 2019 from $2.23 in the first nine months of 2018.

	Nine Months Ended September 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate- Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,431	$586	$1,845	$1,724	$2.00
Global Growth and Efficiency Program	98	23	75	75	0.09
Acquisition costs	18	4	14	14	0.01
Non-GAAP	$2,547	$613	$1,934	$1,813	$2.10

	Nine Months Ended September 30, 2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,632	$717	$1,915	$121	$1,794	$2.05
Global Growth and Efficiency Program	115	25	90	(3)	93	0.11
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
U.S. tax reform	—	(80)	80	—	80	0.09
Non-GAAP	$2,747	$677	$2,070	$118	$1,952	$2.23

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. To take advantage of additional savings opportunities at the end of the program, on October 31, 2019, the program was expanded. Implementation of the program remains on track and it continues to run through December 31, 2019.

Initiatives under the Global Growth and Efficiency Program were designed to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses, producing significant benefits in the Company’s long-term business performance. The major objectives of the program include:

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

As a result of the most recent expansion, savings, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually, once all projects are approved and implemented, as compared to the previous estimate of $590 to $635 pretax ($550 to $575 aftertax). The Company now expects savings in 2019 to be in the range of $55 to $70 pretax ($60 to $65 aftertax) as compared to the previous estimate of $25 to $55 pretax ($40 to $60 aftertax).

Cumulative pretax charges resulting from the Global Growth and Efficiency Program, once all phases are approved and implemented, are now estimated to be in the range of $1,865 to $1,875 pretax ($1,385 to $1,395 aftertax) as compared to the previous estimate of $1,820 to $1,870 ($1,350 to $1,380 aftertax). The Company now anticipates that pretax charges for 2019 will be in the range of $145 to $155 pretax ($105 to $115 aftertax) as compared to the previous estimate of $100 to $150 ($70 to $100 aftertax). It is expected that substantially all charges resulting from the Global Growth and Efficiency Program will be incurred by December 31, 2019.

Once all projects are approved and implemented, the pretax charges resulting from the Global Growth and Efficiency Program are expected to be comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, the Company expects that approximately 75% of the charges will result in cash expenditures.

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

For the three and nine months ended September 30, 2019 and 2018, restructuring and related implementation charges are reflected in the Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$1	$8	$9	$19
Selling, general and administrative expenses	28	9	42	24
Other (income) expense, net	(3)	8	43	64
Non-service related postretirement costs	1	1	4	8
Total Global Growth and Efficiency Program charges, pretax	$27	$26	$98	$115

Total Global Growth and Efficiency Program charges, aftertax	$22	$22	$75	$93

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

Total charges incurred for the Global Growth and Efficiency Program relate to initiatives undertaken by the following reportable operating segments:

	Three Months Ended		Nine Months Ended		Program-to-date
	September 30,		September 30,		Accumulated Charges
	2019	2018	2019	2018
North America	1%	16%	2%	17%	17%
Latin America	—%	8%	15%	11%	5%
Europe	11%	(24)%	4%	(4)%	19%
Asia Pacific	—%	14%	5%	4%	4%
Africa/Eurasia	(2)%	5%	(1)%	5%	5%
Hill’s Pet Nutrition	2%	40%	5%	25%	8%
Corporate	88%	41%	70%	42%	42%
Total	100%	100%	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Since the inception of the Global Growth and Efficiency Program in the fourth quarter of 2012, the Company has incurred cumulative pretax charges of $1,820 ($1,353 aftertax) in connection with the implementation of various projects as follows:

Cumulative Charges
as of September 30, 2019
Employee-Related Costs	$696
Incremental Depreciation	115
Asset Impairments	58
Other	951
Total	$1,820

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
The following tables summarize the activity for the restructuring and related implementation charges discussed above and the related accruals:

	Three Months Ended September 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at June 30, 2019	$41	$—	$—	$86	$127
Charges	1	13	—	13	27
Cash payments	(11)	—	—	(26)	(37)
Charges against assets	(1)	(13)	—	—	(14)
Foreign exchange	2	—	—	—	2
Other	—	—	—	—	—
Balance at September 30, 2019	$32	$—	$—	$73	$105

	Nine Months Ended September 30, 2019
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	15	23	6	54	98
Cash payments	(39)	—	—	(48)	(87)
Charges against assets	(4)	(23)	(6)	(27)	(60)
Foreign exchange	—	—	—	—	—
Other	—	—	—	(48)	(48)
Balance at September 30, 2019	$32	$—	$—	$73	$105

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Employee-Related Costs primarily include severance and other termination benefits and are calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $1 and $4 for the three and nine months ended September 30, 2019, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding tables as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 9, Retirement Plans and Other Retiree Benefits to the Condensed Consolidated Financial Statements for additional information.

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

Other charges consist primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the three and nine months ended September 30, 2019 include third-party incremental costs related to the development and implementation of new business and strategic initiatives of $0 and $23, respectively, and contract termination costs and charges resulting directly from exit activities of $13 and $3, respectively. These charges were expensed as incurred. Other charges also included charges for exit costs related to office space consolidation of $0 and $28 for the three and nine months ended September 30, 2019, respectively.

Other decreases to the restructuring accruals reflects the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 3, Recent Accounting Pronouncements and Note 14, Leases for additional information.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2019 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, acquisition costs, the benefit from a foreign tax matter and the charge related to U.S. tax reform. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2019 and 2018 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2019:

Three Months Ended September 30, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	1.5%	—%	—%	1.5%
Latin America	3.0%	(5.0)%	—%	8.0%
Europe	(5.0)%	(5.0)%	—%	—%
Asia Pacific	2.5%	(0.5)%	—%	3.0%
Africa/Eurasia	5.0%	(2.0)%	1.0%	6.0%
Total Oral, Personal and Home Care	1.0%	(2.5)%	—%	3.5%
Pet Nutrition	8.5%	(1.5)%	—%	10.0%
Total Company	2.0%	(2.5)%	—%	4.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.5%	—%	—%	2.5%
Latin America	(0.5)%	(7.5)%	—%	7.0%
Europe	(6.0)%	(6.5)%	—%	0.5%
Asia Pacific	(3.5)%	(3.5)%	—%	—%
Africa/Eurasia	(0.5)%	(8.5)%	0.5%	7.5%
Total Oral, Personal and Home Care	(1.5)%	(4.5)%	—%	3.0%
Pet Nutrition	5.0%	(2.0)%	—%	7.0%
Total Company	(0.5)%	(4.0)%	—%	3.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, charges resulting from the Global Growth and Efficiency Program, stock repurchases and acquisitions). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Net cash provided by operations decreased 1% to $2,163 in the first nine months of 2019, compared with $2,194 in the comparable period of 2018, primarily due to lower net income, higher voluntary contributions to the Company’s pension plans and higher income tax payments. The Company’s working capital was (2.8%) as a percentage of Net sales in the first nine months of 2019 as compared to (3.1%) in the first nine months of 2018. This change in working capital as a percent of Net sales is primarily due to higher prepaid income taxes, partially offset by the Company’s adoption of the new lease accounting standard effective January 1, 2019. See Note 14, Leases for additional information. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014 and expanded and extended in each of 2015 and 2017. To take advantage of additional savings opportunities at the end of the program, on October 31, 2019, the program was expanded. Implementation of the program remains on track and it continues to run through December 31, 2019.

As a result of the most recent expansion, total program charges resulting from the Global Growth and Efficiency Program are now estimated to be in the range of $1,865 to $1,875 pretax ($1,385 to $1,395 aftertax) as compared to the previous estimate of $1,820 to $1,870 ($1,350 to $1,380 aftertax). Approximately 75% of total program charges resulting from the Global Growth and Efficiency Program are expected to result in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which are expected to increase future cash flows, are now projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually, as compared to the previous estimate of $590 to $635 pretax ($550 to $575 aftertax), once all projects are approved and implemented.

The Company now anticipates that pretax charges for 2019 will be in the range of $145 to $155 pretax ($105 to $115 aftertax) as compared to the previous estimate of $100 to $150 ($70 to $100 aftertax). The Company now expects savings in 2019 to be in the range of $55 to $70 pretax ($60 to $65 aftertax) as compared to the previous estimate of $25 to $55 pretax ($40 to $60 aftertax). It is anticipated that cash requirements for the Global Growth and Efficiency Program will be funded from operating cash flows. Approximately 75% of the restructuring accrual at September 30, 2019 is expected to be paid in the next twelve months.

Investing activities used $2,075 of cash in the first nine months of 2019, compared with $1,174 in the comparable period of 2018. As more fully described below, investing activities in 2019 include the Company’s acquisition of the Filorga skin health business and the Nigeria Joint Venture. Investing activities in 2018 include the Company’s acquisition of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc. for aggregate cash consideration of approximately $730.

On September 19, 2019, the Company acquired the Filorga skin health business for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. On August 15, 2019, the Company acquired a 51% controlling interest in the Nigeria Joint Venture for $31. These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, the Company plans to moderate its share repurchases over the next eighteen to twenty-four months.

Capital spending was $226 in the first nine months of 2019 compared to $321 in the comparable period of 2018. Capital expenditures for 2019 are expected to be approximately 2.2% to 2.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Financing activities generated $150 of cash during the first nine months of 2019, compared with $1,701 used in the comparable period of 2018, primarily reflecting higher net proceeds on debt and higher proceeds from the exercise of stock options in the first nine months of 2019 compared with the comparable period of 2018.

Long-term debt, including the current portion, increased to $7,648 as of September 30, 2019 as compared to $6,354 as of December 31, 2018 and total debt increased to $8,151 as of September 30, 2019 as compared to $6,366 as of December 31, 2018, in both cases due primarily to higher outstanding commercial paper resulting from the acquisition of Filorga. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.50% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which includes the retirement of commercial paper and the repayment of the Company’s $500 1.75% fixed rate notes which became due March 2019 and €500 floating rate notes which became due May 2019.

Domestic and foreign commercial paper outstanding was $2,275 and $476 as of September 30, 2019 and 2018, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2019 and 2018 were $1,670 and $1,812, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit of $4,150 (under the facilities discussed below). In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended one year and it now expires in November 2024. In August 2019, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2020. Commitment fees related to the credit facilities are not material.

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

Cash and cash equivalents increased $222 during the first nine months of 2019 to $948 at September 30, 2019, compared to $726 at December 31, 2018, most of which ($880 and $651, respectively) were held by the Company’s foreign subsidiaries.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements (as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases) that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share levels, financial goals, the impact of foreign exchange volatility, cost-reduction plans including the Global Growth and Efficiency Program, tax rates, U.S. tax reform, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic environment in different countries and its effect on consumer spending habits, increased competition and evolving competitive practices, foreign currency rate fluctuations, exchange controls, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, the ability to implement the Global Growth and Efficiency Program as planned or differences between the actual and the estimated costs or savings under such program, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape, the ability to lower costs, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q).

Quantitative and Qualitative Disclosures about Market Risk

The Company is currently assessing the impact of the discontinuation of LIBOR as a benchmark interest rate on its current debt outstanding and believes it will not be material as the Company currently does not have a significant amount of LIBOR-based debt. The Company will continue to monitor its exposure in subsequent periods.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Except for the above, there is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019 (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COLGATE-PALMOLIVE COMPANY

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal matters, please refer to Note 11, Contingencies to the Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2019	1,567,968	$73.23	1,526,181	$3,684
August 1 through 31, 2019	1,681,782	$71.77	1,650,000	$3,566
September 1 through 30, 2019	1,766,497	$72.17	1,682,825	$3,444
Total	5,016,247	$72.37	4,859,006

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 157,241 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2019.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Amendment, dated July 31, 2019, to the Colgate-Palmolive Company Supplemental Savings and Investment Plan.

10-B	364-day Credit Agreement, dated as of August 23, 2019, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.

10-C	Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.

10-D	Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan.

31-A	Certificate of the President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32
Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

November 1, 2019	/s/ Noel R. Wallace
Noel R. Wallace
President and Chief Executive Officer

Principal Financial Officer:

November 1, 2019	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

November 1, 2019	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller