Form 10-K
period 2019-12-31
COLGATE PALMOLIVE CO
filed 2020-02-21
CIK 21665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to                          .
Commission File Number 1-644

COLGATE-PALMOLIVE COMPANY
(Exact name of registrant as specified in its charter)

Delaware		13-1815595
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
300 Park Avenue
New York,	New York	10022
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code 212-310-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	CL	New York Stock Exchange
0.000% Notes due 2021	CL21A	New York Stock Exchange
0.500% Notes due 2026	CL26	New York Stock Exchange
1.375% Notes due 2034	CL34	New York Stock Exchange
0.875% Notes due 2039	CL39	New York Stock Exchange
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
Yes ☐ No ☒
The aggregate market value of Colgate-Palmolive Company Common Stock held by non-affiliates as of June 30, 2019 (the last business day of its most recently completed second quarter) was approximately $61.3 billion.
There were 855,029,777 shares of Colgate-Palmolive Company Common Stock outstanding as of January 31, 2020.
DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III, Items 10 through 14

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

(c) Narrative Description of the Business

The Company operates in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Colgate is a leader in Oral Care with global leadership in the toothpaste and manual toothbrush categories according to market share data. Colgate’s Oral Care products include Colgate Maximum Cavity Protection, Colgate Total, Colgate Triple Action, Darlie Double Action, Colgate Max Fresh, Colgate Optic White, Colgate Whitening and Colgate Max White toothpastes, Colgate 360°, Colgate Extra Clean and Colgate Slim Soft manual toothbrushes and Colgate Plax, meridol and Colgate Total mouthwashes. Colgate’s Oral Care business also includes pharmaceutical products for dentists and other oral health professionals.

Colgate is a leader in many product categories of the Personal Care market with global leadership in liquid hand soap, which it sells under the Softsoap, Palmolive and Protex brands according to market share data. Colgate’s Personal Care products also include Protex, Palmolive and Irish Spring bar soaps, Palmolive, Sanex and Softsoap shower gels, Speed Stick, Sanex and Lady Speed Stick deodorants and antiperspirants, Filorga, Elta MD and PCA Skin skin health products and Palmolive and Caprice shampoos and conditioners.

Colgate manufactures and markets a wide array of products for the Home Care market, including Palmolive and Ajax dishwashing liquids and Fabuloso, Murphy’s Oil Soap and Ajax household cleaners. Colgate is a market leader in fabric conditioners with leading brands, including Suavitel in Latin America, Soupline in Europe, and Cuddly in the South Pacific, according to market share data.

Sales of Oral, Personal and Home Care products accounted for 46%, 20% and 18%, respectively, of the Company’s total worldwide Net sales in 2019. Geographically, Oral Care is a significant part of the Company’s business in Asia Pacific, comprising approximately 82% of Net sales in that region for 2019.

Colgate, through its Hill’s Pet Nutrition segment (“Hill’s” or “Pet Nutrition”), is a world leader in specialty pet nutrition products for dogs and cats with products marketed in over 80 countries and territories worldwide. Hill’s markets pet foods primarily under two brands. Hill’s Science Diet, which is called Hill’s Science Plan in Europe, is a range of products for everyday nutritional needs. Hill’s Prescription Diet is a range of therapeutic products to help nutritionally manage disease conditions in dogs and cats. Sales of Pet Nutrition products accounted for 16% of the Company’s total worldwide Net sales in 2019.

For more information regarding the Company’s worldwide Net sales by product category, refer to Note 1, Nature of Operations and Note 14, Segment Information to the Consolidated Financial Statements.

For additional information regarding market share data, see “Market Share Information” in Part II, Item 7 of this report.

Distribution; Raw Materials; Competition; Trademarks and Patents

The Company’s Oral, Personal and Home Care products are sold to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products are sold by authorized pet supply retailers, veterinarians and eCommerce retailers. The Company’s sales to Wal-Mart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2019. No other customer represents more than 10% of the Company’s Net sales. The Company supports its products with advertising, promotion and other marketing (with increasing emphasis on digital) to build awareness and trial of the Company’s products. The Company’s products are marketed by a direct sales force at individual operating subsidiaries or business units, and by distributors or brokers.

The majority of raw and packaging materials used in the Company’s products is purchased from other companies and is available from several sources. No single raw or packaging material represents, and no single supplier provides, a significant portion of the Company’s total material requirements. For certain materials, however, new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take some period of time. Raw and packaging material commodities, such as resins, essential oils, pulp, tropical oils, tallow, poultry, corn and soybeans, are subject to market price variations. For further information regarding the impact of changes in commodity prices, see Item 1A, “Risk Factors - Volatility in material and other costs could adversely impact our profitability” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s products are sold in a highly competitive global marketplace which has experienced increased trade concentration, the rapid growth of eCommerce, the integration of traditional and digital operations at key retailers and the growing presence of large-format retailers and discounters. Products similar to those produced and sold by the Company are available from multinational and local competitors in the U.S. and overseas. Certain of the Company’s competitors are larger and have greater resources than the Company. In certain geographies, the Company also faces strong local competitors, who may be more agile and have better local consumer insights than the Company. Private label brands sold by retailers are also a source of competition for certain of the Company’s products.

The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-customer businesses. The Company faces competition in several aspects of its business, including pricing, promotional activities, new product and brand introductions and expansion into new geographies and channels. Product quality, innovation, brand recognition, marketing capability and acceptance of new products and brands largely determine success in the Company’s operating segments.

The Company considers trademarks to be of material importance to its business. The Company follows a practice of seeking trademark protection in the U.S. and throughout the world where the Company’s products are sold. Principal global and regional trademarks include Colgate, Palmolive, elmex, meridol, Tom’s of Maine, Sorriso, Hello, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sanex, Filorga, Elta MD, PCA Skin, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet. The Company’s rights in these trademarks endure for as long as they are used and/or registered. Although the Company actively develops and maintains a portfolio of patents, no single patent is considered significant to the business as a whole.

Environmental Matters

The Company has programs that are designed to ensure that its operations and facilities meet or exceed standards established by applicable environmental rules and regulations. Capital expenditures for environmental control facilities totaled approximately $46 million for 2019. For future years, expenditures are currently expected to be of a similar magnitude. For additional information regarding environmental matters refer to Note 13, Commitments and Contingencies, to the Consolidated Financial Statements.

Employees

As of December 31, 2019, the Company employed approximately 34,300 employees.

Information about our Executive Officers

The following is a list of executive officers as of February 21, 2020:

Name	Age	Date First Elected Officer	Present Title
Ian Cook	67	1996	Executive Chairman
Noel R. Wallace	55	2009	President and Chief Executive Officer
Henning I. Jakobsen	59	2017	Chief Financial Officer
John J. Huston	65	2002	Senior Vice President, Chief of Staff
Daniel B. Marsili	59	2005	Chief Human Resources Officer
Patricia Verduin	60	2011	Chief Technology Officer
Jennifer M. Daniels	56	2014	Chief Legal Officer and Secretary
Philip G. Shotts	65	2018	Vice President and Controller
John W. Kooyman	55	2019	Chief Marketing Officer
Prabha Parameswaran	61	2019	Group President, Global Innovation Group and Africa-Eurasia
Panagiotis Tsourapas	55	2019	Group President, Latin America and Asia Pacific

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

We operate on a global basis serving consumers in more than 200 countries and territories with approximately 70% of our Net sales originating in markets outside the U.S. While geographic diversity helps to reduce our exposure to risks in any one country or part of the world, it also means that we face risks associated with significant international operations, including, but not limited to:

▪
changes in exchange rates for foreign currencies, which may reduce the U.S. dollar value of revenues, profits and cash flows from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

▪	exchange controls and other limits on our ability to import or export raw materials or finished product or to repatriate earnings from overseas;

▪
political or economic instability, geopolitical events, environmental events, widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics, natural disasters, or social or labor unrest;

▪	changing macroeconomic conditions in our markets, including as a result of volatile commodity prices, including the price of oil;

▪	lack of well-established, reliable and/or impartial legal systems in certain countries where we operate and difficulties in enforcing contractual, intellectual property or other legal rights;

▪	foreign ownership and investment restrictions and the potential for nationalization or expropriation of property or other resources; and

▪
changes to trade policies and agreements and other foreign or domestic legal and regulatory requirements, including those resulting in potentially adverse tax consequences or the imposition of and/or the increase in onerous trade restrictions and/or tariffs, sanctions, price controls, labor laws, travel or immigration restrictions, profit controls or other government controls.

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

In addition, the impact of the United Kingdom’s exit from, and the related negotiations with, the European Union (commonly referred to as Brexit) are, at this time, unclear. Brexit has created legal, political and economic uncertainty, which could subject us to heightened risks in the region, including disruptions to trade and the free movement of goods, services and people to and from the United Kingdom, increased foreign exchange volatility with respect to the British pound and disruptions to our workforce and that of our suppliers and business partners. We do not, however, believe Brexit will have a material impact on our business, results of operations, cash flows or financial condition.

Furthermore, the recent imposition of tariffs and/or increase in tariffs on various products by the United States and other countries have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the United States and other countries and new and/or increased tariffs have subjected, and may continue in the future to subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our business, results of operations, cash flows and financial condition.

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

We face vigorous competition worldwide, including from strong local competitors and from other large, multinational companies, some of which may have greater resources than we do. In addition, the substantial growth in eCommerce has encouraged the entry of new competitors and business models.

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

Our products are sold in a highly competitive global marketplace which has experienced increased trade concentration and the growing presence of large-format retailers, discounters and eCommerce retailers. With the growing trend toward retail trade consolidation, the rapid growth of eCommerce and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers, and some of these retailers have and may continue to have greater bargaining strength than we do. They have used and may continue to use this leverage to demand higher trade discounts, allowances or slotting fees, which could lead to reduced sales or profitability. The loss of a key customer or a significant reduction in sales to a key customer could adversely affect our business, results of operations, cash flows and financial condition. For additional information regarding our customers, see “Distribution; Raw Materials; Competition; Trademarks and Patents” in Item 1 “Business.”

We also have been and may continue to be negatively affected by changes in the policies or practices of our retail trade customers, such as inventory de-stocking, limitations on access to shelf space, delisting of our products, environmental or sustainability initiatives and other conditions. For example, a determination by a key retailer that any of our ingredients should not be used in certain consumer products or that our packaging does not comply with certain environmental standards or initiatives could adversely impact our business, results of operations, cash flows and financial condition. In addition, “private label” products sold by our retail customers, which are typically sold at lower prices than branded products, are a source of competition for certain of our products.

In addition, the retail landscape in many of our markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-customer businesses. The rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. If we are not successful in adapting or effectively reacting to changes in consumer preferences and market dynamics and/or expanding sales through eCommerce retailers and other alternative retail channels, our business, results of operations, cash flows and financial condition could be adversely affected.

Our business is subject to legal and regulatory risks in the U.S. and abroad.

Our business is subject to extensive legal and regulatory requirements in the U.S. and abroad. Such legal and regulatory requirements apply to most aspects of our products, including their development, ingredients, formulation, manufacture, packaging content, labeling, storage, transportation, distribution, export, import, advertising, sale and environmental impact. U.S. federal authorities, including the U.S. Food and Drug Administration (the “FDA”), the Federal Trade Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, regulate different aspects of our business, along with parallel authorities at the state and local levels and comparable authorities overseas. In addition, our selling practices are regulated by competition law authorities in the U.S. and abroad.

New or more stringent legal or regulatory requirements, or more restrictive interpretations of existing requirements, could adversely impact our business, results of operations, cash flows and financial condition. For example, from time to time, various regulatory authorities in Europe, the U.S. and other countries review the use of various ingredients and packaging content in consumer products. A decision by a regulatory or governmental authority that any ingredient or packaging content in our products should be restricted or should otherwise be newly regulated, could adversely impact our business and reputation, as could negative reactions by our consumers, trade customers or non-governmental organizations to our current or prior use of such ingredients or packaging. Additionally, an inability to develop new or reformulated products containing alternative ingredients, to obtain regulatory approval of such products on a timely basis or to effectively market and sell such products could likewise adversely affect our business.

Because of our extensive international operations, we could be adversely affected by violations of worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), and laws that prohibit commercial bribery. While our policies mandate compliance with these anti-bribery laws, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, joint venture partners or agents. Violations of these laws, or allegations of such violations, could disrupt our business and adversely affect our reputation and our business, results of operations, cash flows and financial condition.

While it is our policy and practice to comply with all legal and regulatory requirements applicable to our business, a finding that we are in violation of, or out of compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, any of which could adversely affect our business, results of operations, cash flows and financial condition. Even if a claim is unsuccessful, is without merit or is not fully pursued, the cost of responding to such a claim, including management time and out-of-pocket expenses, and the negative publicity surrounding such assertions regarding our products, processes or business practices could adversely affect our reputation, brand image and our business, results of operations, cash flows and financial condition. For information regarding our legal and regulatory matters, see Item 3 “Legal Proceedings” and Note 13, Commitments and Contingencies to the Consolidated Financial Statements.

The growth of our business depends on the successful identification, development and launch of innovative new products.

Our growth depends on the continued success of existing products, the successful identification, development and launch of innovative new and differentiated products and the expansion into adjacent categories, channels of distribution or geographies. Our ability to launch new products, to sustain existing products and to expand into adjacent categories, channels of distribution or geographies is affected by whether we can successfully:

▪	identify, develop and fund technological innovations;

▪	obtain and maintain necessary intellectual property protection and avoid infringing intellectual property rights of others;

▪	obtain approvals and registrations of regulated products, including from the FDA and other regulatory bodies in the U.S. and abroad; and

▪	anticipate and quickly respond to consumer needs and preferences.

The identification, development and introduction of innovative new products involves considerable costs and effort, and any new product may not generate sufficient customer and consumer interest and sales to become a profitable product or to cover the costs of its development and promotion. Our ability to achieve a successful launch of a new product could also be adversely affected by preemptive actions taken by competitors in response to the launch, such as increased promotional activities and advertising. In addition, new products may not be accepted quickly or significantly in the marketplace.

Our ability to quickly innovate and to adapt our products to meet evolving consumer preferences is an essential part of our business strategy. The failure to develop and launch successful new products could hinder the growth of our business and any delay in the development or launch of a new product could result in us not being the first to market, which could compromise our competitive position and adversely affect our business, results of operations, cash flows and financial condition.

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

Maintaining our strong reputation with consumers and our trade partners globally is critical to selling our branded products. Accordingly, we devote significant time and resources to programs designed to protect and preserve our reputation, such as our Ethics and Compliance, Sustainability, Brand Protection and Product Safety, Regulatory and Quality initiatives. Negative publicity about us, our brands, our products, our supply chain, our ingredients, our packaging or our employees, whether or not deserved, could jeopardize our reputation. Such negative publicity could relate to, among other things, health concerns, threatened or pending litigation or regulatory proceedings, environmental impacts (including packaging, energy and water use and waste management) or other sustainability or policy issues. In addition, widespread use of digital and social media by consumers has greatly increased the accessibility of information and the speed of its dissemination. Negative publicity, posts or comments on social media about us, our brands, our products, our packaging or our employees, whether true or untrue, could damage our brands and our reputation. The success of our brands could also suffer if our marketing initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

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

Raw and packaging material commodities, such as resins, essential oils, pulp, tropical oils, tallow, poultry, corn and soybeans, are subject to market price variations. Increases in the costs and/or a reduction in the availability of commodities, energy and transportation and other necessary services have affected and may continue to adversely affect our profit margins. If commodity and other cost increases continue in the future and we are unable to pass along such higher costs in the form of price increases, achieve cost efficiencies, such as in manufacturing and distribution, or otherwise manage the exposure through sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts, our business, results of operations, cash flows and financial condition could be adversely impacted. In addition, even if we are able to increase the prices of our products in response to commodity and other cost increases, we may not be able to sustain the price increases. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay higher prices, which could lead to sales declines and loss of market share and could adversely affect our business, results of operations, cash flows and financial condition. See “Disruption in our global supply chain or key office facilities could adversely impact our business” below for additional information.

Our success depends upon our ability to attract and retain key employees and the succession of senior management.

Our success largely depends on the performance of our management team and other key employees. If we are unable to attract and retain talented, highly qualified senior management and other key people, our business, results of operations, cash flows and financial condition could be adversely affected. Successfully executing organizational change, including management transitions at leadership levels of the Company and succession plans for senior management, is critical to our business success. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time. Further, changes in immigration laws and policies could also make it more difficult for us to recruit or relocate highly skilled technical, professional and management personnel to meet our business needs.

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

We are engaged in manufacturing and sourcing of products and materials on a global scale. Our operations and those of our suppliers or contract manufacturers could be disrupted by a number of factors, including, but not limited to:

▪	environmental events;

▪	widespread health emergencies, such as the novel coronavirus or other pandemics or epidemics;

▪	strikes and other labor disputes;

▪	disruptions in logistics;

▪	loss or impairment of key manufacturing sites;

▪	loss of key suppliers or contract manufacturers;

▪	supplier capacity constraints;

▪	raw material and product quality or safety issues;

▪	industrial accidents or other occupational health and safety issues;

▪	the impact on our suppliers of tighter credit or capital markets;

▪	the lack of availability of qualified personnel, such as truck drivers;

▪	governmental incentives and controls (including import and export restrictions, such as new or increased tariffs, sanctions, quotas or trade barriers); and

▪
natural disasters, including climatic events (including any potential effect of climate change) and earthquakes, acts of war or terrorism, political unrest or uncertainty, fires or explosions and other external factors over which we have no control.

In addition, we purchase certain key raw and packaging materials from single-source suppliers or a limited number of suppliers and new suppliers may have to be qualified under industry, governmental and Colgate standards, which can require additional investment and take a significant period of time.

We believe that the supplies of raw materials needed to manufacture our products are adequate. In addition, we have business continuity and contingency plans in place for key manufacturing sites and the supply of raw and packaging materials. Nonetheless, a significant disruption to the manufacturing or sourcing of products or materials for any reason, including those mentioned above, could interrupt product supply and, if not remedied, could have an adverse impact on our business, results of operations, cash flows and financial condition.

In addition, as a result of our global shared service organizational model, certain of our functions, such as marketing, payroll, finance and accounting, customer service and logistics, and human resources, are concentrated in key office facilities. A significant disruption to any of our key office facilities for any reason, including those mentioned above, could adversely affect our business, results of operations, cash flows and financial condition.

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

We rely extensively on information technology systems (“IT Systems”), including some which are managed, hosted, provided and/or used by third parties, including cloud-based service providers, and their vendors, in order to conduct our business. Our uses of these systems include, but are not limited to:

▪	communicating within our company and with other parties, including our customers and consumers;

▪	ordering and managing materials from suppliers;

▪	converting materials to finished products;

▪	receiving and processing orders from, shipping products to and invoicing our customers and consumers;

▪	marketing products to consumers;

▪
collecting, storing, transferring and/or processing customer, consumer, employee, vendor, investor and other stakeholder information and personal data, including, but not limited to, such data from residents of the European Union who are covered by the General Data Protection Regulation, which went into effect on May 25, 2018, and residents of the State of California who are covered by the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020;

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

Uncertain global economic conditions, disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Unfavorable global economic conditions, such as a recession, economic slowdown and/or continued reduced category growth rates, have impacted and could continue to negatively impact our business and could result in declining revenues, profitability and cash flows. Although we continue to devote significant resources to support our brands and market our products at multiple price points, during periods of economic uncertainty consumers may reduce consumption or switch to “private label” or economy brands, which could reduce sales volumes of our products or result in a shift in our product mix from higher margin to lower margin product offerings. Additionally, our retailers may be impacted and they may increase pressure on our selling prices or increase promotional activity for lower-priced or value offerings as they seek to maintain sales volumes and margins.

While we currently generate significant cash flows from ongoing operations and have access to global credit markets through our various financing activities, a disruption in the credit markets, interest rate increases or changes to our credit ratings could negatively impact the availability or cost of funding. Reduced access to credit or increased costs could adversely affect our liquidity and capital resources or significantly increase our cost of capital. In addition, if any financial institutions that hold our cash or other investments or that are parties to our undrawn revolving credit facilities supporting our commercial paper programs or other financing arrangements, such as interest rate, foreign exchange or commodity hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain interest rate, foreign currency or commodity price exposures. In addition, tighter credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

We have pursued and may continue to pursue acquisitions and divestitures, which could adversely impact our business.

We have pursued and may continue to pursue acquisitions of brands, businesses or technologies from third parties. Acquisitions and their pursuit involve numerous potential risks, including, among other things:

▪	realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;

▪	successfully integrating the operations, technologies, services, products and systems of the acquired brands or businesses in an effective, timely and cost-efficient manner;

▪	receiving necessary consents, clearances and approvals in connection with a transaction;

▪	diverting management’s attention from other business priorities;

▪	successfully operating in new lines of business, channels of distribution or markets;

▪	retaining key employees, partners, suppliers and customers of the acquired business;

▪	conforming standards, controls, procedures and policies of the acquired business with our own;

▪	developing or launching products with acquired technologies; and

▪	other unanticipated problems or liabilities.
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

We are subject to taxes in the U.S. and in the foreign jurisdictions where we do business. Due to economic and political conditions, tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. Changes in the mix of our earnings from countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, including how existing tax laws are interpreted or enforced, or contemplated changes in long-standing tax principles, if finalized and adopted, could adversely impact our future effective tax rate and business, results of operations, cash flows and financial condition. For example, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by the G8, G20 and Organization for Economic Cooperation and Development. In connection with BEPS, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in countries outside of the U.S. As this and other tax laws and related regulations change, our business, results of operations, cash flows and financial condition could be materially impacted. For more information regarding U.S. tax reform, see Note 11, Income Taxes to the Consolidated Financial Statements.

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

In the U.S., the Company operates in approximately 60 properties, of which 13 are owned. Major U.S. manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Greenwood, South Carolina; Morristown, Tennessee; and Cambridge, Ohio. The Pet Nutrition segment has major manufacturing and warehousing facilities in Bowling Green, Kentucky; Emporia, Kansas; Richmond, Indiana; and Topeka, Kansas.

Overseas, the Company operates in approximately 260 properties, of which 60 are owned, in over 80 countries. Major overseas manufacturing and warehousing facilities used by the Oral, Personal and Home Care product segment of our business are located in Australia, Brazil, China, Colombia, France, Greece, Guatemala, India, Italy, Mexico, Poland, South Africa, Thailand, Turkey and Venezuela. The Pet Nutrition segment has major manufacturing and warehousing facilities in the Czech Republic and the Netherlands.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $152 million. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $63 million, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2019 of competition law matters pending against the Company during the year ended December 31, 2019 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2019, there were 121 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 239 cases as of December 31, 2018. During the year ended December 31, 2019, 110 new cases were filed and 228 cases were resolved by voluntary dismissal, dismissal by the court, judgment in the Company’s favor or settlement. During the year ended December 31, 2019, one case resulted in a jury verdict in favor of the Company after a trial, which is now pending appeal by the plaintiff, and one case resulted in an adverse jury verdict after a trial, which the Company is appealing. The value of the settlements and of the adverse jury verdict in the year presented was not material, either individually or in the aggregate, to such period’s results of operations.

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

Issuer Purchases of Equity Securities

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program (the "2015 Program"). The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

The following table shows the stock repurchase activity for the three months in the quarter ended December 31, 2019:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
October 1 through 31, 2019	1,174,592	$69.14	1,134,000	3,366
November 1 through 30, 2019	609,802	$66.60	608,630	3,325
December 1 through 31, 2019	672,010	$67.92	642,039	3,282
Total	2,456,404	$68.18	2,384,669
_______

(1)	Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.

(2)
The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 71,735 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.

(3)	Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of December 31, 2019.

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the information set forth under the caption “Historical Financial Summary” included in Part IV, Item 15 of this report.

(Dollars in Millions Except Per Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Colgate-Palmolive Company (together with its subsidiaries, “we,” the “Company” or “Colgate”) seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers globally with products that make their lives healthier and more enjoyable.

To this end, we are tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, we follow a closely defined business strategy to grow our key product categories and increase our overall market share. Within the categories in which we compete, we prioritize our efforts based on their capacity to maximize the use of the organization’s core competencies and strong global equities and to deliver sustainable long-term growth.

Operationally, we are organized along geographic lines with management teams having responsibility for the business and financial results in each region. We compete in more than 200 countries and territories worldwide with established businesses in all regions contributing to our sales and profitability. Approximately 70% of our Net sales are generated from markets outside the U.S., with approximately 50% of our Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce our exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding, the impact of foreign exchange, acquisitions, and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company's use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and "Market Share Information" below.

To achieve our business and financial objectives, we are focused on innovating our core businesses; improving our brand building activities with an elevated brand purpose model and the use of equity advertising; innovating to gain market share in high growth segments and adjacencies; expanding into new channels and markets; maximizing growth online; and investing to drive consumption in growing populations. We continue to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. In addition, we continue to invest behind our brands, not just in terms of advertising, but also to build key growth capabilities in areas such as innovation and data and analytics. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products. We are also working to integrate our sustainability strategy across our organization.

We are also changing the way we work to drive growth and how we approach innovation to respond to the dynamic retail landscape and the evolving preferences of our customers and consumers. The retail landscape, the ease of new entrants into the market in many of our categories and the evolving preferences of our customers and consumers demand that we work differently and faster in an agile, authentic and culturally relevant manner to drive innovation.

(Dollars in Millions Except Per Share Amounts)

The investments needed to support growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as our funding-the-growth initiatives, we seek to become even more effective and efficient throughout our businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics, and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. We also continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses, including by expanding our portfolio in premium skin health.

(Dollars in Millions Except Per Share Amounts)

Significant Items Impacting Comparability
On September 19, 2019, the Company acquired Laboratoires Filorga Cosmétiques S.A. (“Filorga”), a skin health business, for cash consideration of €1,548 (approximately $1,712). Filorga is a premium anti-aging skin health brand focused primarily on facial care. The acquisition was financed with a combination of debt and cash. This acquisition is part of our strategy to focus on high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses, including by expanding our portfolio in premium skin health. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

In December 2019, the Swiss government enacted changes to its corporate tax regime, which included, among other items, the repeal of certain preferential tax regimes and an increase to the cantonal tax rate for future periods. Additionally, the government provided transition rules which allowed companies to record goodwill for tax purposes, partially offsetting the impact on cash taxes of the higher cantonal rate over the next ten years. As a result of these changes, the Company recorded an estimated net benefit of $29 to the Provision for income taxes.

In 2019, the Company received a favorable judgment regarding certain value-added tax previously paid in Brazil. As a result of the favorable judgment, during the fourth quarter of 2019, the Company filed an application with the Brazilian government to recover value-added tax previously paid and recorded a benefit of $30 pretax ($20 aftertax). The recovery will be utilized to offset corporate income tax payments in Brazil in future periods.

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc., professional skin health businesses, for aggregate cash consideration of approximately $730. See Note 3, Acquisitions to the Consolidated Financial Statements for additional information.

As a result of the enactment of the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”), in the fourth quarter of 2017, the Company recorded a provisional charge of $275 based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018.
Our restructuring program, known as the “Global Growth and Efficiency Program,” concluded on December 31, 2019. The program’s initiatives were designed to help us ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance our global leadership positions in our core businesses. Substantially all initiatives under the program were implemented as of December 31, 2019.
The initiatives under the Global Growth and Efficiency Program focused on the following areas:

▪	Expanding Commercial Hubs

▪	Extending Shared Business Services and Streamlining Global Functions

▪	Optimizing Global Supply Chain and Facilities

Savings, substantially all of which have been realized, are projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually. Substantially all of the savings are expected to increase future cash flows. Total pretax charges resulting from the Global Growth and Efficiency Program were $1,854 pretax ($1,380 aftertax), in line with the previously disclosed range.

In 2019 and 2018, we incurred aftertax costs of $102 and $125, respectively, resulting from the Global Growth and Efficiency Program. For more information regarding the Global Growth and Efficiency Program, see “Restructuring and Related Implementation Charges” below and Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

Effective January 1, 2019, as required by the Financial Accounting Standards Board ("FASB"), the Company adopted ASU No. 2016-02, "Leases (Topic 842)," which superseded Topic 840, "Leases," which was further modified in ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ASU No. 2018-11, "Leases (Topic 842) Targeted Improvements" and ASU No. 2019-01 "Leases (Topic 842) Codification Improvements" to clarify the implementation guidance. The new accounting standard required the recognition on the balance sheet of right-of-use assets and leases liabilities for all long-term leases, including operating leases. The Company elected the optional transition method and adopted the new guidance on January 1, 2019, on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, leases classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company's adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program (see Note 4, Restructuring and Related Implementation Charges to the Consolidated Financial Statements for additional information) and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company's Consolidated Statements of Income or Cash Flows. See Note 15, Leases to the Consolidated Financial Statements for additional information.

(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging. Although we have seen improvement in category growth rates, we expect category growth rates to remain below historical levels. While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have also been negatively affected by changes in the policies or practices of our retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of our products. In addition, the retail landscape in many of our markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience volatile foreign currency fluctuations and higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, should they persist, they could adversely affect our future results. In addition, although we are taking steps to mitigate the impact of the novel coronavirus on our business, we expect it will negatively impact our business and results of operations in the near term. Because this situation is continuing to develop, the full extent of the impact is not yet known and will depend on, among other things, the duration of quarantines and other travel restrictions, both within China and into and out of China, and the degree to which the virus spreads beyond currently affected geographies. For more information about factors that could impact our business see Part I, Item 1A "Risk Factors."

In summary, we believe we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments and continued focus on our key priorities: growing sales through engaging with consumers, developing world-class innovation and working with retail partners; driving efficiency on every line of the income statement to increase margins; generating strong cash flow performance and utilizing that cash effectively to enhance total shareholder return; and leading to win by staying true to the Company’s culture and focusing on its stakeholders. Our commitment to these priorities, together with the strength of our global brands, our broad international presence in both developed and emerging markets and cost-saving initiatives, such as our funding-the-growth initiatives, should position us well to increase shareholder value over the long term.

(Dollars in Millions Except Per Share Amounts)

Results of Operations

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Net Sales

Worldwide Net sales were $15,693 in 2019, up 1.0% from 2018, as volume growth of 2.5% and net selling price increases of 2.0% were partially offset by negative foreign exchange of 3.5%. The Company’s acquisition of Filorga increased volume by 0.5%. Organic sales (Net sales excluding, as applicable, the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure as discussed below, increased 4.0% in 2019.

Net sales in the Oral, Personal and Home Care product segment were $13,168 in 2019, even with 2018, as volume growth of 2.5% and net selling price increases of 1.5% were offset by negative foreign exchange of 4.0%. The Company’s acquisition of Filorga increased volume by 0.5%. Organic sales in the Oral, Personal and Home Care product segment increased 3.5% in 2019.

The increase in organic sales in 2019 versus 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the skin health, body wash, bar soap, shampoo and underarm protection categories, partially offset by a decline in organic sales in the liquid hand soap category. The increase in Home Care was due to organic sales growth in the liquid cleaner and fabric softener categories.

The Company’s share of the global toothpaste market was 41.1% for full year 2019, down 0.7 share points from full year 2018, and its share of the global manual toothbrush market was 31.6% for full year 2019, down 0.5 share points from full year 2018. Full year 2019 market shares in toothpaste were flat in Europe and down in all other operating units versus full year 2018. In the manual toothbrush category, full year 2019 market shares were down in all operating units versus full year 2018. For additional information regarding the Company’s use of market share data and limitations of such data, see “Market Share Information” below.

Net sales for Hill’s Pet Nutrition were $2,525 in 2019, an increase of 6.0% from 2018, driven by volume growth of 3.5% and net selling price increases of 4.0%, partially offset by negative foreign exchange of 1.5%. Organic sales for Hill’s Pet Nutrition increased 7.5% in 2019.

The increase in organic sales in 2019 versus 2018 was primarily due to increases in organic sales in the Science Diet and Prescription Diet categories.

(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased 1% to $9,325 in 2019 from $9,231 in 2018. Gross profit in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods and acquisition-related costs in 2019, Gross profit increased to $9,336 in 2019 from $9,262 in 2018, reflecting an increase of $90 resulting from higher Net sales, partially offset by a decrease of $16 resulting from lower Gross profit margin.

Worldwide Gross profit margin was 59.4% in 2019, even with 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods and acquisition-related costs in 2019, Gross profit margin decreased by 10 basis points (bps) to 59.5% in 2019, from 59.6% in 2018. This decrease in Gross profit margin was primarily due to higher raw and packaging material costs (300 bps), which included foreign exchange transaction costs, largely offset by cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (70 bps).

	2019	2018
Gross profit, GAAP	$9,325	$9,231
Global Growth and Efficiency Program	8	31
Acquisition-related costs	3	—
Gross profit, non-GAAP	$9,336	$9,262

	2019	2018	Basis Point Change
Gross profit margin, GAAP	59.4%	59.4%	—
Global Growth and Efficiency Program	0.1	0.2
Acquisition-related costs	—	—
Gross profit margin, non-GAAP	59.5%	59.6%	(10)

(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $5,575 in 2019 from $5,389 in 2018. Selling, general and administrative expenses in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Selling, general and administrative expenses increased to $5,515 in 2019 from $5,356 in 2018, reflecting increased advertising investment of $104 and higher overhead expenses of $55.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.5% in 2019 from 34.7% in 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods, Selling, general and administrative expenses as a percentage of Net sales were 35.1% in 2019, an increase of 60 bps as compared to 2018. This increase in 2019 was due to increased advertising investment (60 bps) as a percentage of Net sales. In 2019, advertising investment increased as a percentage of Net sales to 10.8% from 10.2% in 2018 or 6.5% in absolute terms to $1,694 as compared with $1,590 in 2018.

	2019	2018
Selling, general and administrative expenses, GAAP	$5,575	$5,389
Global Growth and Efficiency Program	(60)	(33)
Selling, general and administrative expenses, non-GAAP	$5,515	$5,356

	2019	2018	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.5%	34.7%	80
Global Growth and Efficiency Program	(0.4)	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.1%	34.5%	60

(Dollars in Millions Except Per Share Amounts)

Other (Income) Expense, Net

Other (income) expense, net was $196 and $148 in 2019 and 2018, respectively. Other (income) expense, net in both periods included charges related to the Global Growth and Efficiency Program. Other (income) expense, net in 2019 also included acquisition-related costs and the benefit related to a value-added tax matter in Brazil.

	2019	2018
Other (income) expense, net, GAAP	$196	$148
Global Growth and Efficiency Program	(57)	(88)
Acquisition-related costs	(21)	—
Value-added tax matter in Brazil	30	—
Other (income) expense, net, non-GAAP	$148	$60

Excluding the items described above in both periods, as applicable, Other (income) expense, net was $148 in 2019 and $60 in 2018, comprised of the following:

	2019	2018
Amortization of intangible assets	62	59
Equity income	(9)	(10)
Write-off of certain investments and fixed assets	51	1
Charges for a change in go-to-market strategy in certain countries	15	—
Other, net	29	10
Total Other (income) expense, net	$148	$60

(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit decreased 4% to $3,554 in 2019 from $3,694 in 2018.

In 2019 and 2018, Operating profit included charges resulting from the Global Growth and Efficiency Program. In 2019, Operating profit also included acquisition-related costs and a benefit related to a value-added tax matter in Brazil. Excluding these items in both periods, as applicable, Operating profit in 2019 decreased 4% compared to 2018, due to a decrease in Gross profit and increases in both Selling, general and administrative expenses and Other (income) expense.

Operating profit margin was 22.6% in 2019, a decrease of 120 bps compared with 23.8% in 2018. Excluding charges resulting from the Global Growth and Efficiency Program in both periods and acquisition-related costs and a benefit related to a value-added tax matter in Brazil in 2019, Operating profit margin decreased 130 bps to 23.4% in 2019 compared to 24.7% in 2018. This decrease in Operating profit in 2019 was due to a decrease in Gross profit (10 bps) and increases in Selling, general and administrative expenses (60 bps) and Other (income) expense, net (60 bps), all as a percentage of Net sales.

	2019	2018	% Change
Operating profit, GAAP	$3,554	$3,694	(4)%
Global Growth and Efficiency Program	125	152
Acquisition-related costs	24	—
Value-added tax matter in Brazil	(30)	—
Operating profit, non-GAAP	$3,673	$3,846	(4)%

	2019	2018	Basis Point Change
Operating profit margin, GAAP	22.6%	23.8%	(120)
Global Growth and Efficiency Program	0.8	0.9
Acquisition-related costs	0.2	—
Value-added tax matter in Brazil	(0.2)	—
Operating profit margin, non-GAAP	23.4%	24.7%	(130)

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $108 in 2019 compared to $87 in 2018. Non-service related postretirement costs in both periods included charges resulting from the Global Growth and Efficiency Program. Excluding these charges in both periods, Non-service related postretirement costs were $101 in 2019 compared to $78 in 2018. The increase in Non-service related postretirement costs in 2019 as compared to 2018 was primarily due to a lower expected return on plan assets and increased interest costs.

	2019	2018
Non-service related postretirement costs, GAAP	$108	$87
Global Growth and Efficiency Program	(7)	(9)
Non-service related postretirement costs, non-GAAP	$101	$78

Interest (Income) Expense, Net

Interest (income) expense, net was $145 in 2019 compared with $143 in 2018. The increase in Interest (income) expense, net in 2019 as compared to 2018 was primarily due to lower interest income on investments held outside the United States.

(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.4% in 2019 and 26.2% in 2018. As reflected in the table below, the non-GAAP effective income tax rate was 24.1% in 2019 and 24.2% in 2018.

	2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,301	$774	23.4%
Global Growth and Efficiency Program	132	30	—
Acquisition-related costs	24	4	—
Value-added tax matter in Brazil	(30)	(10)	(0.1)
Swiss income tax reform	—	29	0.8
Non-GAAP	$3,427	$827	24.1%

	2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$3,464	$906	26.2%
Global Growth and Efficiency Program	161	37	(0.1)
Benefit from a foreign tax matter	—	15	0.4
U.S. tax reform	—	(80)	(2.3)
Non-GAAP	$3,625	$878	24.2%
_______

(1)	The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

(2)
The impact of non-GAAP items on the Company’s effective tax rate represents the difference in the effective tax rate calculated with and without the non-GAAP adjustment on Income before income taxes and Provision for income taxes.

As a result of the enactment of the TCJA in the fourth quarter of 2017, the Company recorded a provisional charge of $275, based on its initial analysis of the TCJA using information and estimates available as of February 15, 2018, the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. During 2018, the Company finalized its assessment of the impact of the TCJA and recognized an additional tax expense of $80 reflecting the impact of transition tax guidance issued by the U.S. Treasury and the update of certain estimates and calculations based on information available through the end of 2018.

The effective income tax rate in all years benefited from tax planning associated with the Company’s global business initiatives.

(Dollars in Millions Except Per Share Amounts)

Net income attributable to Colgate-Palmolive Company and Earnings per share

Net income attributable to Colgate-Palmolive Company was $2,367, or $2.75 per share on a diluted basis, in 2019 compared to $2,400, or $2.75 per share on a diluted basis, in 2018. In 2019 and 2018, Net income attributable to Colgate-Palmolive Company included aftertax charges related to the Global Growth and Efficiency Program. In 2019, Net income attributable to Colgate-Palmolive Company also included aftertax acquisition-related costs, an aftertax benefit related to a value-added tax matter in Brazil and a tax benefit related to Swiss income tax reform. In 2018, Net income attributable to Colgate-Palmolive Company also included a benefit from a foreign tax matter and a charge related to U.S. tax reform. See "Income Taxes" above for additional information.

Excluding the items described above in both periods, as applicable, Net income attributable to Colgate-Palmolive Company decreased 6% to $2,440 in 2019 and Diluted earnings per share decreased 5% to $2.83, as compared to 2018.

	2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,301	$774	$2,527	$160	$2,367	$2.75
Global Growth and Efficiency Program	132	30	102	—	102	0.12
Acquisition-related costs	24	4	20	—	20	0.02
Value-added tax matter in Brazil	(30)	(10)	(20)	—	(20)	(0.02)
Swiss income tax reform	—	29	(29)	—	(29)	(0.04)
Non-GAAP	$3,427	$827	$2,600	$160	$2,440	$2.83

	2018
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Less: Income Attributable To Noncontrolling Interests	Net Income Attributable to Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$3,464	$906	$2,558	$158	$2,400	$2.75
Global Growth and Efficiency Program	161	37	124	(1)	125	0.15
Benefit from a foreign tax matter	—	15	(15)	—	(15)	(0.02)
U.S. tax reform	—	(80)	80	—	80	0.09
Non-GAAP	$3,625	$878	$2,747	$157	$2,590	$2.97
_______

(1)	The income tax effect on non-GAAP items is calculated based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying non-GAAP adjustment.

(2)	The impact of non-GAAP adjustments on diluted earnings per share may not necessarily equal the difference between “GAAP” and “non-GAAP” as a result of rounding.

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

Oral, Personal and Home Care

North America

	2019	2018	% Change
Net sales	$3,424	$3,348	2.0%
Operating profit	$982	$1,037	(5)%
% of Net sales	28.7%	31.0%	(230)	bps

Net sales in North America increased 2.0% in 2019 to $3,424, as volume growth of 2.0% and net selling price increases of 0.5% were partially offset by negative foreign exchange of 0.5%. Organic sales in North America increased 2.5% in 2019.

The increase in organic sales in North America in 2019 versus 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, partially offset by declines in organic sales in the manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the skin health, body wash and bar soap categories, partially offset by a decline in organic sales in the liquid hand soap category. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and fabric softener categories, partially offset by a decline in organic sales in the hand dish category.

Operating profit in North America decreased 5% in 2019 to $982, or 230 bps to 28.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (130 bps), an increase in Selling, general and administrative expenses (70 bps) and an increase in Other (income) expense, net (30 bps), all as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (300 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (210 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (50 bps) and higher overhead expenses (20 bps). This increase in Other (income) expense, net was primarily due to the write-off of certain fixed assets.

(Dollars in Millions Except Per Share Amounts)

Latin America

	2019	2018	% Change
Net sales	$3,606	$3,605	—%
Operating profit	$963	$995	(3)%
% of Net sales	26.7%	27.6%	(90)	bps

Net sales in Latin America were $3,606 in 2019, even with 2018, as volume growth of 3.0% and net selling price increases of 4.0% were offset by negative foreign exchange of 7.0%. Volume gains were led by Mexico, Brazil and Central America. Organic sales in Latin America increased 7.0% in 2019.

The increase in organic sales in Latin America in 2019 versus 2018 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and shampoo categories. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner, fabric softener and hand dish categories.

Operating profit in Latin America decreased 3% in 2019 to $963, or 90 bps to 26.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (80 bps), partially offset by an increase in Gross profit (10 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing, which were partially offset by higher raw and packaging material costs (360 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (70 bps) and increased advertising investment (10 bps).

(Dollars in Millions Except Per Share Amounts)

Europe

	2019	2018	% Change
Net sales	$2,450	$2,502	(2.0)%
Operating profit	$624	$634	(2)%
% of Net sales	25.5%	25.3%	20	bps

Net sales in Europe decreased 2.0% in 2019 to $2,450, as volume growth of 4.0% was more than offset by net selling price decreases of 0.5% and negative foreign exchange of 5.5%. Volume gains were led by France, Spain and the United Kingdom. The Filorga acquisition, which closed on September 19, 2019, contributed 3.0% to volume in Europe. Organic sales in Europe increased 0.5% in 2019.

The increase in organic sales in Europe in 2019 versus 2018 was primarily due to an increase in Oral Care organic sales, partially offset by a decline in Personal Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste category, partially offset by a decline in organic sales in the battery-powered toothbrush category. The decrease in Personal Care was primarily due to declines in organic sales in the liquid hand soap and shampoo categories.

Operating profit in Europe decreased 2% in 2019 to $624, while as a percentage of Net sales it increased 20 bps to 25.5%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (80 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (170 bps) and mix (80 bps) primarily due to the Company's acquisition of Filorga, partially offset by higher raw and packaging material costs (140 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (30 bps) and increased advertising investment (20 bps).

(Dollars in Millions Except Per Share Amounts)

Asia Pacific

	2019	2018	% Change
Net sales	$2,707	$2,734	(1.0)%
Operating profit	$749	$777	(4)%
% of Net sales	27.7%	28.4%	(70)	bps

Net sales in Asia Pacific decreased 1.0% in 2019 to $2,707, as volume growth of 0.5% and net selling price increases of 1.0% were more than offset by negative foreign exchange of 2.5%. Volume gains were led by the Philippines, Australia and Thailand. Organic sales in Asia Pacific increased 1.5% in 2019.

The increase in organic sales in 2019 versus 2018 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was driven by organic sales growth in the toothpaste category, partially offset by a decline in organic sales in the manual toothbrush category.

Operating profit in Asia Pacific decreased 4% in 2019 to $749, or 70 bps to 27.7% of Net sales. This decrease in Operating profit as a percentage of Net sales was primarily due to a decrease in Gross profit (10 bps) and an increase in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (310 bps), largely offset by cost savings from the Company’s funding-the-growth initiatives (270 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (80 bps), partially offset by lower overhead expenses (10 bps).

(Dollars in Millions Except Per Share Amounts)

Africa/Eurasia

	2019	2018	% Change
Net sales	$981	$967	1.5%
Operating profit	$187	$173	8%
% of Net sales	19.1%	17.9%	120	bps

Net sales in Africa/Eurasia increased 1.5% in 2019 to $981, as volume growth of 3.5% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 6.0%. Volume gains were led by Russia, Kenya and the Gulf States. The Company’s acquisition of a 51% controlling interest in Colgate Toloram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the "Nigeria Joint Venture"), contributed 0.5% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 7.0% in 2019.

The increase in organic sales in 2019 versus 2018 was primarily due to an increase in Oral Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories.

Operating profit in Africa/Eurasia increased 8% in 2019 to $187, or 120 bps to 19.1% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross Profit (170 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was mainly driven by cost savings from the Company’s funding-the-growth initiatives (290 bps) and higher pricing, partially offset by higher raw and packaging material costs (380 bps), which included foreign exchange transaction costs. The increase in Selling, general and administrative expenses was due to increased advertising investment (130 bps), partially offset by lower overhead expenses (80 bps).

(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	2019	2018	% Change
Net sales	$2,525	$2,388	6.0%
Operating profit	$703	$680	3%
% of Net sales	27.8%	28.5%	(70)	bps

Net sales for Hill’s Pet Nutrition increased 6.0% in 2019 to $2,525, as volume growth of 3.5% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 1.5%. Volume gains were led by the United States, Western Europe and Australia. Organic sales in Hill’s Pet Nutrition increased 7.5% in 2019.

The increase in organic sales in 2019 versus 2018 was due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased to $703 in 2019 from $680 in 2018, while as a percentage of Net sales it decreased 70 bps to 27.8%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to higher raw and packaging material costs (300 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (160 bps) and higher pricing. This increase in Selling, general and administrative expenses was due to increased advertising investment (140 bps), partially offset by lower overhead expenses (110 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of December 31, 2019, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States have been voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit for the year ended December 31, 2019 and are not expected to have a material impact in future periods.

(Dollars in Millions Except Per Share Amounts)

Corporate

	2019	2018	% Change
Operating profit (loss)	$(654)	$(602)	9%

Corporate operations include Corporate overhead costs, research and development costs, stock-based compensation expense related to stock options and restricted stock unit awards, restructuring and related implementation costs and gains and losses on sales of non-core product lines. The components of Operating profit (loss) for the Corporate segment are presented as follows:

	2019	2018
Global Growth and Efficiency Program	$(125)	$(152)
Acquisition-related costs	(24)	—
Value-added tax matter in Brazil	30	—
Corporate overhead costs and other, net	(535)	(450)
Total Corporate Operating profit (loss)	$(654)	$(602)

Excluding charges related to the Global Growth and Efficiency program in both years and acquisition-related costs and the benefit related to a value-added tax matter in Brazil in 2019, Corporate Operating profit (loss) increased in 2019 as compared to 2018, driven primarily by the write-off of certain investments and fixed assets and higher compensation expense.

Restructuring and Related Implementation Charges

Global Growth and Efficiency Program

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014, expanded and extended in each of 2015 and 2017 and expanded again on October 31, 2019 to take advantage of additional savings opportunities near the end of the program. The program concluded on December 31, 2019. Substantially all initiatives under the program have been implemented as of December 31, 2019.

Initiatives under the Global Growth and Efficiency Program were designed to help the Company ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance its global leadership positions in its core businesses, producing significant benefits in the Company’s long-term business performance. The major objectives of the program included:

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

(Dollars in Millions Except Per Share Amounts)

The initiatives under the Global Growth and Efficiency Program were focused on the following areas:

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

Savings, substantially all of which have been realized, are projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually. Substantially all of the savings are expected to increase future cash flows. The Company achieved savings in 2019 of approximately $65 pretax ($60 aftertax). Total pretax charges resulting from the Global Growth and Efficiency Program were $1,854 pretax ($1,380 aftertax), in line with the previously disclosed range.

Total pretax charges resulting from the Global Growth and Efficiency Program were comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, approximately 80% of the charges resulted in cash expenditures.

Total pretax charges related to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%), which includes substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Global Growth and Efficiency Program contributed a net reduction of approximately 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2019 and 2018, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2019	2018
Cost of sales	$8	$31
Selling, general and administrative expenses	60	33
Other (income) expense, net	57	88
Non-service related postretirement costs	7	9
Total Global Growth and Efficiency Program charges, pretax	$132	$161

Total Global Growth and Efficiency Program charges, aftertax	$102	$125

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

(Dollars in Millions Except Per Share Amounts)

Total pretax charges incurred for the Global Growth and Efficiency Program related to initiatives undertaken by the following reportable operating segments:

			Total Program
	2019	2018	Charges
North America	4%	18%	17%
Latin America	12%	10%	5%
Europe	4%	(2)%	19%
Asia Pacific	6%	13%	4%
Africa/Eurasia	(1)%	5%	5%
Hill’s Pet Nutrition	2%	19%	8%
Corporate	73%	37%	42%
Total	100%	100%	100%

Over the course of the Global Growth and Efficiency Program, the Company incurred total pretax charges of $1,854 ($1,380 aftertax) in connection with the implementation of various projects as follows:

Total Program Charges
as of December 31, 2019
Employee-Related Costs	$706
Incremental Depreciation	128
Asset Impairments	58
Other	962
Total	$1,854

Over the course of the Global Growth and Efficiency Program, the majority of the costs incurred related to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the implementation of a Corporate efficiencies program.

(Dollars in Millions Except Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2017	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	53	2	16	90	161
Cash payments	(107)	—	—	(60)	(167)
Charges against assets	(9)	(2)	(16)	—	(27)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	25	36	6	65	132
Cash payments	(55)	—	—	(58)	(113)
Charges against assets	(7)	(36)	(6)	(27)	(76)
Foreign exchange	3	—	—	—	3
Other	—	—	—	(48)	(48)
Balance at December 31, 2019	$26	$—	$—	$74	$100

Employee-Related Costs primarily include severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also include pension and other retiree benefit enhancements amounting to $7, $9, and $21 for the years ended December 31, 2019, 2018 and 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table, as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for additional information.

Incremental Depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments were recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments were net of cash proceeds pertaining to the sale of certain assets.

Other charges consisted primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2019, 2018 and 2017 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $32, $42 and $145, respectively, and contract termination costs and charges resulting directly from exit activities of $5, $48 and $6, respectively. These charges were expensed as incurred. Also included in Other charges for the year ended December 31, 2019 were other exit costs of $28 related to the consolidation of facilities.

Other decreases to the restructuring accruals in 2019 reflect the reclassification of restructuring accruals to lease assets as a result of the Company’s adoption of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” on January 1, 2019. See Note 2, Summary of Significant Accounting Policies and Note 15, Leases to the Consolidated Financial Statements for additional information.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Annual Report on Form 10-K. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding, the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the years ended December 31, 2019 and 2018 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Annual Report on Form 10-K both on a GAAP basis and excluding the charges resulting from the Global Growth and Efficiency Program and, as applicable, acquisition-related costs, the benefits related to a value-added tax matter in Brazil and Swiss income tax reform, the benefit from a foreign tax matter and the charge related to U.S. tax reform (non-GAAP). These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisitions, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2019 and 2018 is presented within the applicable section of Results of Operations.

(Dollars in Millions Except Per Share Amounts)

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the years ended December 31, 2019 and 2018 versus the prior year:

Year ended December 31, 2019	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	2.0%	(0.5)%	—%	2.5%
Latin America	—%	(7.0)%	—%	7.0%
Europe	(2.0)%	(5.5)%	3.0%	0.5%
Asia Pacific	(1.0)%	(2.5)%	—%	1.5%
Africa/Eurasia	1.5%	(6.0)%	0.5%	7.0%
Total Oral, Personal and Home Care	—%	(4.0)%	0.5%	3.5%
Pet Nutrition	6.0%	(1.5)%	—%	7.5%
Total Company	1.0%	(3.5)%	0.5%	4.0%

Year ended December 31, 2018	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	7.5%	—%	5.0%	2.5%
Latin America	(7.5)%	(6.5)%	—%	(1.0)%
Europe	4.5%	4.0%	—%	0.5%
Asia Pacific	(1.5)%	—%	—%	(1.5)%
Africa/Eurasia	(1.5)%	(4.0)%	—%	2.5%
Total Oral, Personal and Home Care	—%	(1.5)%	1.5%	—%
Pet Nutrition	4.0%	0.5%	—%	3.5%
Total Company	0.5%	(1.0)%	1.0%	0.5%

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

(Dollars in Millions Except Per Share Amounts)

Liquidity and Capital Resources

The Company expects cash flow from operations and debt issuances will be sufficient to meet foreseeable business operating and recurring cash needs (including for debt service, dividends, capital expenditures, stock repurchases and acquisitions). The Company believes its strong cash generation and financial position should continue to allow it broad access to global credit and capital markets.

Cash Flow

Net cash provided by operations increased to $3,133 in 2019 as compared to $3,056 in 2018, primarily due to improved working capital and lower income tax payments, which were partially offset by higher voluntary contributions to the Company’s pension plans and lower net income. The Company’s working capital as a percentage of Net sales was (1.6)% in 2019 and (1.7)% in 2018. This change in working capital as a percentage of Net sales is primarily due to lower accrued income taxes, partially offset by the impact of the Company’s adoption of the new lease accounting standard effective January 1, 2019. See Note 15, Leases to the Consolidated Financial Statements for additional information. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

In the fourth quarter of 2012, the Company commenced the Global Growth and Efficiency Program. The program was expanded in 2014, expanded and extended in each of 2015 and 2017, and expanded again on October 31, 2019 to take advantage of additional savings opportunities near the end of the program. The program concluded on December 31, 2019. Substantially all initiatives under the program were implemented as of December 31, 2019.

Total program charges resulting from the Global Growth and Efficiency Program were $1,854 pretax ($1,380 aftertax), in line with the previously disclosed range. Approximately 80% of total program charges resulting from the Global Growth and Efficiency Program resulted in cash expenditures. Savings from the Global Growth and Efficiency Program, substantially all of which have been realized, are projected to be in the range of $640 to $660 pretax ($580 to $590 aftertax) annually. Substantially all of the savings are expected to increase future cash flows. Total pretax charges for 2019 were $132 ($102 aftertax). Savings in 2019 were approximately $65 pretax ($60 aftertax). Approximately 85% of the restructuring accrual at December 31, 2019 is expected to be paid before year-end 2020.

Investing activities used $2,099 of cash in 2019 compared to $1,170 during 2018. As more fully described below, investing activities in 2019 include the Company’s acquisition of Filorga and the Nigeria Joint Venture. Investing activities in 2018 include the Company’s acquisition of the outstanding equity interests of Physicians Care Alliance, LLC and Elta MD Holdings, Inc. for aggregate cash consideration of approximately $730. Purchases of marketable securities and investments increased in 2019 to $184 from $169 in 2018. Proceeds from the sale of marketable securities and investments decreased in 2019 to $131 from $156 in 2018.

Capital expenditures in 2019 were $335, a decrease from $436 in 2018. Capital expenditures decreased in 2019 primarily due to lower spending on manufacturing facilities and capital projects related to the Global Growth and Efficiency Program. Capital expenditures for 2020 are expected to be approximately 2.5% to 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

On September 19, 2019, the Company acquired Filorga for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. On August 15, 2019, the Company acquired a 51% controlling interest in the Nigeria Joint Venture for $31. These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, the Company moderated its share repurchases in the fourth quarter of 2019 and will continue to do so into 2021 in order to reduce debt levels.

On January 31, 2020, the Company acquired Hello Products LLC, an oral care business, for cash consideration of $351 million. The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company’s continued strategy to focus on the high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses.

(Dollars in Millions Except Per Share Amounts)

Financing activities used $870 of cash during 2019 compared to $2,679 during 2018. The decrease in cash used in 2019 as compared to 2018 was primarily due to higher net proceeds from the issuance of debt and higher proceeds from the exercise of stock options.

Long-term debt, including the current portion, increased to $7,587 as of December 31, 2019, as compared to $6,354 as of December 31, 2018 and total debt increased to $7,847 as of December 31, 2019 as compared to $6,366 as of December 31, 2018, in both cases due primarily to the acquisition of Filorga. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. During the fourth quarter of 2019, the Company issued €500 of two-year notes at a fixed coupon rate of 0.000% and €500 of twenty-year notes at a fixed coupon rate of 0.875%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and, in the case of the debt issuances in the first quarter of 2019, the repayment of the Company’s $500 1.75% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due May 2019.

At December 31, 2019, the Company had access to unused domestic and foreign lines of credit of $4,594 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2019, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2020. Commitment fees related to the credit facilities are not material.

Domestic and foreign commercial paper outstanding was $829 and $534 as of December 31, 2019 and December 31, 2018, respectively. The average daily balances outstanding of commercial paper in 2019 and 2018 were $1,868 and $1,773, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its lines of credit of $4,150 (under the facilities discussed above).

The following is a summary of the Company’s commercial paper and global short-term borrowings as of December 31, 2019 and 2018:

	2019			2018
	Weighted Average Interest Rate	Maturities	Outstanding	Weighted Average Interest Rate	Maturities	Outstanding
Global short-term borrowings	1.8%	2020	$10	5.3%	2019	$12
Commercial Paper (1)	(0.4)%	2020	829	2.5%	2019	534
Total			$839			$546
(1) Commercial paper includes a current portion of $250, included in Notes and loans payable.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long-Term Debt and Credit Facilities to the Consolidated Financial Statements for further information about the Company’s long-term debt and credit facilities.

Dividend payments in 2019 were $1,614, an increase from $1,591 in 2018. Dividend payments increased to $1.71 per share in 2019 from $1.66 per share in 2018. In the first quarter of 2019, the Company increased the quarterly common stock dividend to $0.43 per share from $0.42 per share, effective in the second quarter of 2019.

(Dollars in Millions Except Per Share Amounts)

The Company repurchases shares of its common stock in the open market and in private transactions to maintain its targeted capital structure and to fulfill certain requirements of its compensation and benefit plans. On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5,000 under the 2018 Program, which replaced the 2015 Program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors.

Aggregate share repurchases in 2019 consisted of approximately 16.0 million common shares under the 2018 Program and 1.2 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,202. Aggregate repurchases in 2018 consisted of 8.9 million common shares under the 2018 Program, 8.7 million common shares under the 2015 Program and 1.1 million common shares to fulfill the requirements of compensation and benefit plans, for a total purchase price of $1,238.

Cash and cash equivalents increased $157 during 2019 to $883 at December 31, 2019, compared to $726 at December 31, 2018. Cash and cash equivalents held by the Company’s foreign subsidiaries was $798 and $651, respectively, at December 31, 2019 and 2018.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt including current portion(1)	$7,018	$267	$860	$903	$895	$498	$3,595
Net cash interest payments on long-term debt(2)	1,999	153	146	131	106	89	1,374
Operating Leases	735	167	127	101	63	36	241
Purchase obligations(3)	559	291	148	93	8	12	7
U.S. tax reform payments	220	—	10	25	46	62	77
Total	$10,531	$878	$1,291	$1,253	$1,118	$697	$5,294
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

(3)
The Company had outstanding contractual obligations with suppliers at the end of 2019 for the purchase of raw, packaging and other materials and services in the normal course of business. These purchase obligation amounts represent only those items which are based on agreements that are legally binding and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

Long-term liabilities associated with the Company’s postretirement plans are excluded from the table above due to the uncertainty of the timing of these cash disbursements. The amount and timing of cash funding related to these benefit plans will generally depend on local regulatory requirements, various economic assumptions (the most significant of which are detailed in “Critical Accounting Policies and Use of Estimates” below) and voluntary Company contributions. Based on current information, the Company is not required to make a mandatory contribution to its qualified U.S. pension plan in 2020. The Company does not expect to make any voluntary contributions to its U.S. postretirement plans in 2020. In addition, total benefit payments to be paid to participants for the year ending December 31, 2020 from the Company’s assets are estimated to be approximately $55.

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

The Company’s foreign currency forward contracts that qualify for cash flow hedge accounting resulted in a net unrealized loss of $6 and a net unrealized gain of $9 at December 31, 2019 and 2018, respectively. Changes in the fair value of cash flow hedges are recorded in Other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the underlying hedged transaction is recognized in earnings. At the end of 2019, an unfavorable 10% change in exchange rates would have resulted in a net unrealized loss of $82.

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

Based on year-end 2019 variable rate debt levels, a 1% increase in interest rates would have increased Interest (income) expense, net by $9 in 2019.

The Company is assessing the impact of the discontinuation of LIBOR as a benchmark interest rate on its current financial instruments and contractual arrangements, including debt outstanding, and believes it will not be material as the Company does not have significant exposure to LIBOR in either its debt or other financing arrangements. The Company will continue to monitor its exposure in subsequent periods.

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, essential oils, pulp, tropical oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to anticipated raw material inventory purchases of certain traded commodities.

At December 31, 2019 and 2018, the Company’s open commodity derivative contracts, which qualify for cash flow hedge accounting, were not material. At the end of 2019, an unfavorable 10% change in commodity futures prices would have resulted in a net unrealized loss of $1.

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

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This new guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments- Credit Losses.” This ASU clarifies and addresses certain items related to amendments in ASU 2016-13. This new guidance is effective for the Company beginning on January 1, 2020. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates.” ASU 2019-07 clarified or improved the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This new guidance is effective for the Company beginning on January 1, 2020. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This new guidance was effective for the Company on a prospective basis beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, and did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance was effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019, on a prospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This new guidance was effective for the Company on a retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019, on a retrospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020. Certain disclosure requirements in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance was effective for the Company beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company elected to adopt this new guidance early, beginning on January 1, 2018, and reclassified $163 during the first quarter of 2018.

(Dollars in Millions Except Per Share Amounts)

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020. This new guidance is expected to have no impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, then the new guidance would define the transaction as an asset acquisition. If the threshold is not met, then the entity would, pursuant to the guidance, evaluate whether the assets meet the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company, on a prospective basis, beginning on January 1, 2018. This new guidance had no impact on the Company’s Consolidated Financial Statements.

(Dollars in Millions Except Per Share Amounts)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on January 1, 2018. This new guidance had no impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This new guidance is effective for the Company beginning on January 1, 2020 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases.” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019, on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 15 Leases for additional information.

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

In certain instances, accounting principles generally accepted in the United States of America allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for inventories and shipping and handling costs.

▪
The Company accounts for inventories using both the first-in, first-out (“FIFO”) method (80% of inventories) and the LIFO method (20% of inventories). There would have been no material impact on reported earnings for 2019 or 2018 had all inventories been accounted for under the FIFO method.

▪
Shipping and handling costs may be reported as either a component of Cost of sales or Selling, general and administrative expenses. The Company accounts for such costs, primarily related to warehousing and outbound freight, as fulfillment costs and reports them in the Consolidated Statements of Income as a component of Selling, general and administrative expenses. Accordingly, the Company's Gross profit margin is not comparable with the gross profit margin of those companies that include shipping and handling charges in cost of sales. If such costs had been included as a component of Cost of sales, the Company's Gross profit margin would have been lower by 810 bps in both 2019 and 2018 and 760 bps in 2017, with no impact on reported earnings.

The areas of accounting that involve significant or complex judgments and estimates are pensions and other retiree benefit cost assumptions, stock-based compensation, asset impairments, uncertain tax positions, tax valuation allowances, legal and other contingency reserves.

▪
In accounting for pension and other postretirement benefit costs, the most significant actuarial assumptions are the discount rate and the long-term rate of return on plan assets. The discount rate used to measure the benefit obligation for U.S. defined benefit plans was 3.40% and 4.38% as of December 31, 2019 and 2018, respectively. The discount rate used to measure the benefit obligation for other U.S. postretirement plans was 3.56%, and 4.43% as of December 31, 2019 and 2018, respectively. Discount rates used for the U.S. and international defined benefit and other postretirement plans are based on a yield curve constructed from a portfolio of high-quality bonds whose projected cash flows approximate the projected benefit payments of the plans. The assumed long-term rate of return on plan assets for U.S. plans was 6.30% as of December 31, 2019 and 6.60% as of 2018. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rate of return.

(Dollars in Millions Except Per Share Amounts)

Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 17%, 6%, 8%, 7% and 8%, respectively. In addition, the current assumed rate of return for the U.S. plans is based upon the nature of the plans’ investments with a target asset allocation of approximately 68% in fixed income securities, 24% in equity securities and 8% in real estate and other investments. A 1% change in the assumed rate of return on plan assets of the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $14. A 1% change in the discount rate for the U.S. pension plans would impact future Net income attributable to Colgate-Palmolive Company by approximately $3. A third assumption is the long-term rate of compensation increase, a change in which would partially offset the impact of a change in either the discount rate or the long-term rate of return. This rate was 3.50% as of December 31, 2019, and 2018. Refer to Note 10, Retirement Plans and Other Retiree Benefits to the Consolidated Financial Statements for further discussion of the Company’s pension and other postretirement plans.

▪
The assumption requiring the most judgment in accounting for other postretirement benefits (other than the discount rate noted above) is the medical cost trend rate. The Company reviews external data and its own historical trends for health care costs to determine the medical cost trend rate. The assumed rate of increase for the U.S. postretirement benefit plans is 6.00% for 2020, declining to 4.75% by 2025 and remaining at 4.75% for the years thereafter. The effect on the total of service cost and interest costs components of a 1% increase in the assumed long-term medical cost trend rate would decrease Net income attributable to Colgate-Palmolive Company by $7.

▪
The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of each stock option award granted in the year ended December 31, 2019 was $10.48. The Black-Scholes model uses various assumptions to estimate the fair value of stock option awards. These assumptions include the expected term of stock option awards, expected volatility rate, risk-free interest rate and expected dividend yield. While these assumptions do not require significant judgment, as the significant inputs are determined from historical experience or independent third-party sources, changes in these inputs could result in significant changes in the fair value of stock option awards. A one-year change in expected term would result in a change in fair value of approximately 5%. A 1% change in volatility would change fair value by approximately 6%. The Company uses a Monte-Carlo simulation to determine the fair value of performance-based restricted stock units at the date of grant. The Monte-Carlo simulation model uses substantially the same inputs as the Black Scholes model.

▪
Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate an asset may be impaired. In assessing impairment, the Company performs either a quantitative or a qualitative analysis.

Determining the fair value of the Company’s reporting units for goodwill and the fair value of its intangible assets requires significant estimates and judgments by management. When a quantitative analysis is performed, the Company generally uses the income approach, which requires several estimates, including future cash flows consistent with management’s strategic plans, sales growth rates, foreign exchange rates and the selection of royalty rates and a discount rate. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category growth rates, product pricing, consumer tastes and preferences and future expansion expectations. In selecting an appropriate royalty rate, the Company considers recent market transactions for similar brands and products. In determining an appropriate discount rate, the Company considers the current interest rate environment and its estimated cost of capital. Other qualitative factors the Company considers, in addition to those quantitative measures discussed above, include assessments of general macroeconomic conditions, industry-specific considerations and historical financial performance. The Company generally engages a third-party valuation firm to assist it in determining the fair value of intangible assets acquired in business combinations.

(Dollars in Millions Except Per Share Amounts)

In determining the fair value of the Company’s reporting units, fair value is also determined using the market approach, which is generally derived from metrics of comparable publicly traded companies. As multiple valuation methodologies are used, the Company also performs a qualitative analysis comparing the fair value of a reporting unit under each method to assess its reasonableness and ensure consistency of results.

Determining the expected life of a brand requires management judgment and is based on an evaluation of several factors including market share, brand history, future expansion expectations, the level of in-market support anticipated by management, legal or regulatory restrictions and the economic environment in the countries in which the brand is sold.

The estimated fair value of the Company’s intangible assets substantially exceeds the recorded carrying value, except for the intangible assets acquired in the Sanex acquisition in 2011 and the Filorga acquisition in 2019, which were recorded at fair value. Except for recently acquired businesses where there is inherently a lower surplus of fair value over carrying value, the estimated fair value of the Company’s reporting units also substantially exceeds the recorded carrying value. Therefore, it is not reasonably likely that significant changes in these estimates would occur that would result in an impairment charge related to these assets.

The Company determined that the fair value of the Sanex intangible assets exceeded their carrying value by more than 10% and concluded that such excess was reasonable considering the brand’s relatively recent acquisition. Based on this, the brand’s recent performance and the Company’s future plans for the brand, the Company does not believe there is a significant risk of impairment related to the Sanex intangible assets. Given the recent acquisition of Filorga, its performance since its acquisition and the Company’s future plans for Filorga, the Company does not believe there is a significant risk of impairment related to the Filorga intangible assets.

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

(Dollars in Millions Except Per Share Amounts)

Cautionary Statement on Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange volatility, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions and divestitures, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to achieve our sustainability goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to Part I, Item 1A “Risk Factors.”

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019 (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that it is effective as of December 31, 2019.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and has expressed an unqualified opinion in their report, which appears under “Index to Financial Statements – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

The Company is in the process of upgrading its enterprise IT system to SAP S/4 HANA. This change is not expected to have a material impact on the Company’s internal controls over financial reporting.

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See “Information about our Executive Officers” in Part I, Item 1 of this report.

Additional information required by this Item relating to directors, executive officers and corporate governance of the Company is incorporated herein by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).

Code of Ethics

The Company’s Code of Conduct promotes the highest ethical standards in all of the Company’s business dealings. The Code of Conduct satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the President and Chief Executive Officer, the Chief Financial Officer and the Vice President and Controller, and the Company’s directors. The Code of Conduct is available on the Company’s website at www.colgatepalmolive.com. Any amendment to the Code of Conduct will promptly be posted on the Company’s website. It is the Company’s policy not to grant waivers of the Code of Conduct. In the extremely unlikely event that the Company grants an executive officer a waiver from a provision of the Code of Conduct, the Company will promptly disclose such information by posting it on its website or by using other appropriate means in accordance with SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

The information regarding executive compensation set forth in the 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	The information regarding security ownership of certain beneficial owners and management set forth in the 2020 Proxy Statement is incorporated herein by reference.

(b)	The Registrant does not know of any arrangements that may at a subsequent date result in a change in control of the Registrant.

(c)	Equity compensation plan information as of December 31, 2019:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	38,388	(1)	$65.04	(2)	50,958	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	38,388		$65.04		50,958
_______

(1)
Consists of 36,185 options outstanding and 2,203 restricted stock units awarded but not yet vested under the Company’s 2013 Incentive Compensation Plan and the Company’s 2019 Incentive Compensation Plan, respectively, as more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans to the Consolidated Financial Statements.

(2)	Includes the weighted-average exercise price of stock options outstanding of $69.00 and restricted stock units of $0.00.

(3)	Amount includes 37,758 options available for issuance and 13,200 restricted stock units available for issuance under the Company’s 2019 Incentive Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions and director independence set forth in the 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding auditor fees and services set forth in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

See “Index to Financial Statements.”

(b)	Exhibits:

Exhibit No.		Description

3-A		Restated Certificate of Incorporation, as amended. (Registrant hereby incorporates by reference Exhibit 3-A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-644.)

3-B		By-laws, as amended. (Registrant hereby incorporates by reference Exhibit 3.1 to its Current Report on Form 8-K filed on January 15, 2016, File No. 1-644.)

4	a)	Description of Securities of the Registrant**

b)
Indenture, dated as of November 15, 1992, between the Company and The Bank of New York Mellon (formerly known as The Bank of New York) as Trustee. (Registrant hereby incorporates by reference Exhibit 4.1 to its Registration Statement on Form S-3 and Post-Effective Amendment No. 1 filed on June 26, 1992, Registration No. 33-48840.)(1)

c)
Colgate-Palmolive Company Employee Stock Ownership Trust Agreement dated as of June 1, 1989, as amended. (Registrant hereby incorporates by reference Exhibit 4-B (b) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-644.)

10-A	a)	Colgate-Palmolive 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Annex C to its 2019 Notice of Annual Meeting and Proxy Statement, File No. 1-644.)*

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-C to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 1-644.)*

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the Colgate-Palmolive Company 2019 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-D to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 1-644.)*

10-B	a)	Colgate-Palmolive Company 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Annex B to its 2013 Notice of Annual Meeting and Proxy Statement, File No. 1-644.)*

b)
Form of Nonqualified Option Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)*

c)
Form of Restricted Stock Unit Award Agreement used in connection with grants under the 2013 Incentive Compensation Plan. (Registrant hereby incorporates by reference Exhibit 10-A (c) to its Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-644.)*

d)
Form of Performance Stock Unit Award Agreement for the 2019-2021 Performance Cycle. (Registrant hereby incorporates by reference Exhibit 99 to its Current Report on Form 8-K filed on March 20, 2019, File No. 1-644.)*

10-C	a)
Colgate-Palmolive Company Executive Incentive Compensation Plan Trust, as amended. (Registrant hereby incorporates by reference Exhibit 10-B (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)*

b)
Amendment, dated as of October 29, 2007, to the Colgate-Palmolive Company Executive Incentive Compensation Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-A (b) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-D
Colgate-Palmolive Company Supplemental Salaried Employees’ Retirement Plan, amended and restated as of April 19, 2018. (Registrant hereby incorporates by reference Exhibit 10 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File No. 1-644.)*

10-E	a)
Colgate-Palmolive Company Executive Severance Plan, as amended and restated through September 13, 2018. (Registrant hereby incorporates by reference Exhibit 10-A to its Current Report on Form 8-K filed on September 18, 2018, File No. 1-644.)*

b)
Colgate-Palmolive Company Executive Severance Plan Trust. (Registrant hereby incorporates by reference Exhibit 10-E (b) to its Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-644.)*

10-F
Colgate-Palmolive Company Pension Plan for Outside Directors, as amended and restated. (Registrant hereby incorporates by reference Exhibit 10-D to its Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-644.)*

10-G	a)
Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors, as amended. (Registrant hereby incorporates by reference Exhibit 10-H to its Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-644.)*

b)
Amendment, dated as of September 12, 2007, to the Colgate-Palmolive Company Restated and Amended Deferred Compensation Plan for Non-Employee Directors. (Registrant hereby incorporates by reference Exhibit 10-F to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-H
Colgate-Palmolive Company Deferred Compensation Plan, amended and restated as of September 12, 2007. (Registrant hereby incorporates by reference Exhibit 10-G to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-644.)*

10-I
Colgate-Palmolive Company Above and Beyond Plan – Officer Level. (Registrant hereby incorporates by reference Exhibit 10-A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-644.)*

10-J
Five Year Credit Agreement, dated as of November 2, 2018, by and among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.(Registrant hereby incorporates by reference Exhibit 10-I to its Annual Report on Form 10-K for the year ended December 31, 2018, File No. 1-644.)

10-K
364-day Credit Agreement, dated as of August 23, 2019, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto. (Registrant hereby incorporates by reference Exhibit 10-B to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, File No. 1-644.)

10-L		Colgate-Palmolive Company Supplemental Savings and Investment Plan, amended and restated as of December 13, 2019.*,**

10-M
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

32
Certificate of the President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
__________

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

*** Furnished herewith.

(1)
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

Colgate-Palmolive Company (Registrant)

Date: February 21, 2020	By	/s/ Noel R. Wallace
Noel R. Wallace President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

(a) Principal Executive Officer	(d) All Other Directors:

/s/ Noel R. Wallace	/s/ Ian Cook
Noel R. Wallace President, Chief Executive Officer and Director	Ian Cook, Executive Chairman
(b) Principal Financial Officer	Charles A. Bancroft, John P. Bilbrey, John T. Cahill, Lisa M. Edwards, Helene D. Gayle, C. Martin Harris, Lorrie M. Norrington, Michael B. Polk, Stephen I. Sadove*

/s/ Henning I. Jakobsen	*By: /s/ Jennifer M. Daniels
Henning I. Jakobsen Chief Financial Officer	Jennifer M. Daniels As Attorney-in-Fact

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Colgate-Palmolive Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Colgate-Palmolive Company and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Laboratoires Filorga Cosmétiques - Valuation of Trademark Intangible Asset

As described in Note 3 to the consolidated financial statements, on September 19, 2019, the Company completed the acquisition of Laboratoires Filorga Cosmétiques for consideration of $1,712 million, of which $774 million of value was assigned to the trademark intangible asset. Management applied significant judgment in estimating the fair value of the trademark intangible asset acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the royalty rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the trademark intangible asset acquired is a critical audit matter are there was significant judgment and estimation by management when developing the fair value measurement of the trademark intangible asset acquired. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions and estimates, including revenue growth rates, the royalty rate, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the trademark intangible asset acquired and controls over development of the assumptions and estimates, including the revenue growth rates, the royalty rate, and the discount rate. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the trademark intangible asset acquired. This included evaluating the appropriateness of the valuation method and the reasonableness of significant assumptions used by management, including the revenue growth rates, the royalty rate, and the discount rate for the trademark intangible asset acquired.

Evaluating the reasonableness of the revenue growth rates and the royalty rate involved evaluating whether the assumptions and estimates used by management were reasonable considering the past performance of the acquired business, market transactions for similar brands and products, and consistency with economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist us in evaluating the appropriateness of the valuation method and the reasonableness of certain significant assumptions and estimates, including the royalty rate and the discount rate.

/s/ PricewaterhouseCoopers LLP
New York, New York February 21, 2020
We have served as the Company’s auditor since 2002.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Income
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)

	2019	2018	2017
Net sales	$15,693	$15,544	$15,454
Cost of sales	6,368	6,313	6,174
Gross profit	9,325	9,231	9,280
Selling, general and administrative expenses	5,575	5,389	5,400
Other (income) expense, net	196	148	173
Operating profit	3,554	3,694	3,707
Non-service related postretirement costs	108	87	118
Interest (income) expense, net	145	143	102
Income before income taxes	3,301	3,464	3,487
Provision for income taxes	774	906	1,313
Net income including noncontrolling interests	2,527	2,558	2,174
Less: Net income attributable to noncontrolling interests	160	158	150
Net income attributable to Colgate-Palmolive Company	$2,367	$2,400	$2,024
Earnings per common share, basic	$2.76	$2.76	$2.30
Earnings per common share, diluted	$2.75	$2.75	$2.28
See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Comprehensive Income
For the years ended December 31,
 (Dollars in Millions)

	2019	2018	2017
Net income including noncontrolling interests	$2,527	$2,558	$2,174
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	25	(237)	302
Retirement plan and other retiree benefit adjustments	(100)	38	54
Gains (losses) on cash flow hedges	(12)	10	(14)
Total Other comprehensive income (loss), net of tax	(87)	(189)	342
Total Comprehensive income including noncontrolling interests	2,440	2,369	2,516
Less: Net income attributable to noncontrolling interests	160	158	150
Less: Cumulative translation adjustments attributable to noncontrolling interests	(2)	(19)	17
Total Comprehensive income attributable to noncontrolling interests	158	139	167
Total Comprehensive income attributable to Colgate-Palmolive Company	$2,282	$2,230	$2,349

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Consolidated Balance Sheets
As of December 31,
 (Dollars in Millions Except Share and Per Share Amounts)

	2019	2018
Assets
Current Assets
Cash and cash equivalents	$883	$726
Receivables (net of allowances of $76 and $82, respectively)	1,440	1,400
Inventories	1,400	1,250
Other current assets	456	417
Total current assets	4,179	3,793
Property, plant and equipment, net	3,750	3,881
Goodwill	3,508	2,530
Other intangible assets, net	2,667	1,637
Deferred income taxes	177	152
Other assets	753	168
Total assets	$15,034	$12,161
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$260	$12
Current portion of long-term debt	254	—
Accounts payable	1,237	1,222
Accrued income taxes	370	411
Other accruals	1,917	1,696
Total current liabilities	4,038	3,341
Long-term debt	7,333	6,354
Deferred income taxes	507	235
Other liabilities	2,598	2,034
Total liabilities	14,476	11,964
Commitments and contingent liabilities	—	—
Shareholders’ Equity
Common stock, $1 par value (2,000,000,000 shares authorized, 1,465,706,360 shares issued)	1,466	1,466
Additional paid-in capital	2,488	2,204
Retained earnings	22,501	21,615
Accumulated other comprehensive income (loss)	(4,273)	(4,188)
Unearned compensation	(2)	(3)
Treasury stock, at cost	(22,063)	(21,196)
Total Colgate-Palmolive Company shareholders’ equity	117	(102)
Noncontrolling interests	441	299
Total equity	558	197
Total liabilities and equity	$15,034	$12,161

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)

	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-In Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests
Balance, January 1, 2017	$1,466	$1,691	$(7)	$(19,135)	$19,922	$(4,180)		$260
Net income					2,024			150
Other comprehensive income (loss), net of tax						325		17
Dividends ($1.59)/per share*					(1,405)			(124)
Stock-based compensation expense		127
Shares issued for stock options		197		313
Shares issued for restricted stock awards		(34)		34
Treasury stock acquired				(1,399)
Other		3	2	6	(10)
Balance, December 31, 2017	$1,466	$1,984	$(5)	$(20,181)	$20,531	$(3,855)		$303
Net income					2,400			158
Other comprehensive income (loss), net of tax						(170)		(19)
Dividends ($1.66)/per share*					(1,448)			(143)
Stock-based compensation expense		109
Shares issued for stock options		137		190
Shares issued for restricted stock awards		(31)		31
Treasury stock acquired				(1,238)
Other		5	2	2	132	(163)	(1)
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)		$299
Net income					2,367			160
Other comprehensive income (loss), net of tax						(85)		(2)
Dividends ($1.71)/per share*					(1,472)			(141)
Stock-based compensation expense		100
Shares issued for stock options		210		305
Shares issued for restricted stock awards		(29)		29
Noncontrolling interests assumed through acquisition								125
Treasury stock acquired				(1,202)
Other		3	1	1	(9)
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)		$441
(1) As a result of the early adoption of ASU 2018-02, the Company reclassified the stranded tax effects in Accumulated other comprehensive income (loss) resulting from the TCJA to Retained earnings. See Note 2, Summary of Significant Accounting Policies for additional information.

* Two dividends were declared in each of the first quarters of 2019, 2018 and 2017

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Consolidated Statements of Cash Flows
For the years ended December 31,
(Dollars in Millions)

	2019	2018	2017
Operating Activities
Net income including noncontrolling interests	$2,527	$2,558	$2,174
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	519	511	475
Restructuring and termination benefits, net of cash	18	(7)	91
Stock-based compensation expense	100	109	127
Charge for U.S. tax reform	—	80	275
Deferred income taxes	17	27	108
Voluntary benefit plan contributions	(113)	(67)	(81)
Cash effects of changes in:
Receivables	19	(79)	(15)
Inventories	(77)	(58)	(8)
Accounts payable and other accruals	36	18	(96)
Other non-current assets and liabilities	87	(36)	4
Net cash provided by operations	3,133	3,056	3,054
Investing Activities
Capital expenditures	(335)	(436)	(553)
Sale of property and non-core product lines	1	1	44
Purchases of marketable securities and investments	(184)	(169)	(347)
Proceeds from sale of marketable securities and investments	131	156	391
Payment for acquisitions, net of cash acquired	(1,711)	(728)	—
Other	(1)	6	(6)
Net cash used in investing activities	(2,099)	(1,170)	(471)
Financing Activities
Principal payments on debt	(6,611)	(7,355)	(4,808)
Proceeds from issuance of debt	8,059	7,176	4,779
Dividends paid	(1,614)	(1,591)	(1,529)
Purchases of treasury shares	(1,202)	(1,238)	(1,399)
Proceeds from exercise of stock options	498	329	507
Net cash used in financing activities	(870)	(2,679)	(2,450)
Effect of exchange rate changes on Cash and cash equivalents	(7)	(16)	87
Net (decrease) increase in Cash and cash equivalents	157	(809)	220
Cash and cash equivalents at beginning of year	726	1,535	1,315
Cash and cash equivalents at end of year	$883	$726	$1,535
Supplemental Cash Flow Information
Income taxes paid	$803	$847	$1,037
Interest paid	$185	$194	$150

See Notes to Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements
(Dollars in Millions Except Share and Per Share Amounts)

1.    Nature of Operations

The Company manufactures and markets a wide variety of products in the U.S. and around the world in two product segments: Oral, Personal and Home Care; and Pet Nutrition. Oral, Personal and Home Care products include toothpaste, toothbrushes, mouthwash, bar and liquid hand soaps, shower gels, shampoos, conditioners, deodorants and antiperspirants, skin health products, dishwashing detergents, fabric conditioners, household cleaners and other similar items. These products are sold primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors worldwide. Pet Nutrition products include specialty pet nutrition products manufactured and marketed by Hill’s Pet Nutrition. The principal customers for Pet Nutrition products are authorized pet supply retailers, veterinarians and eCommerce retailers. Principal global and regional trademarks include Colgate, Palmolive, elmex, meridol, Tom’s of Maine, Sorriso, Hello, Speed Stick, Lady Speed Stick, Softsoap, Irish Spring, Protex, Sanex, Filorga, Elta MD, PCA Skin, Ajax, Axion, Fabuloso, Soupline and Suavitel, as well as Hill’s Science Diet and Hill’s Prescription Diet.

The Company’s principal classes of products accounted for the following percentages of worldwide Net sales for the past three years:

	2019	2018	2017
Oral Care	46%	47%	48%
Personal Care	20%	20%	19%
Home Care	18%	18%	18%
Pet Nutrition	16%	15%	15%
Total	100%	100%	100%

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Colgate-Palmolive Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. The Company’s investments in consumer products companies with interests ranging between 20% and 50%, where the Company has significant influence over the investee, are accounted for using the equity method. Net income (loss) from such investments is recorded in Other (income) expense, net in the Consolidated Statements of Income. As of December 31, 2019 and 2018, equity method investments included in Other assets in the Consolidated Balance Sheets were $50 and $46, respectively. Unrelated third parties hold the remaining ownership interests in these investments. Investments with less than a 20% interest are recorded at cost and periodically adjusted based on observable price changes or quoted market prices in active markets, if applicable.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Shipping and Handling Costs

Shipping and handling costs are classified as Selling, general and administrative expenses and were $1,275, $1,255 and $1,183 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Inventories

The cost of approximately 80% of inventories is determined using the first-in, first-out (“FIFO”) method, which is stated at the lower of cost or net realizable value. The cost of all other inventories, in the U.S. and Mexico, is determined using the last-in, first-out (“LIFO”) method, which is stated at the lower of cost or market. Inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current "Other assets."

Property, Plant and Equipment

Land, buildings and machinery and equipment are stated at cost. Depreciation is provided, primarily using the straight-line method, over-estimated useful lives ranging from 3 to 15 years for machinery and equipment and up to 40 years for buildings. Depreciation attributable to manufacturing operations is included in Cost of sales. The remaining component of depreciation is included in Selling, general and administrative expenses.

Goodwill and Other Intangibles

Goodwill and indefinite life intangible assets, such as the Company’s global brands, are subject to impairment tests at least annually or when events or changes in circumstances indicate that an asset may be impaired. These tests were performed and did not result in an impairment charge. Other intangible assets with finite lives, such as local brands and trademarks, customer relationships and non-compete agreements, are amortized over their estimated useful lives, generally ranging from 5 to 40 years. Amortization expense related to intangible assets is included in Other (income) expense, net, which is included in Operating profit.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock units (both performance-based and time-vested), based on the fair value of those awards at the date of grant over the requisite service period. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to estimate the fair value of stock option awards. In addition to performance conditions, performance-based restricted stock units also include a total shareholder return modifier. Because the total shareholder return modifier is considered a market condition, the Company uses a Monte-Carlo simulation model to determine the fair value of performance-based restricted stock units. The fair value of time-vested restricted stock units is determined based on the closing market price of the Company’s stock at the date of grant. Stock-based compensation plans, related expenses and assumptions used in the Black-Scholes option pricing model are more fully described in Note 8, Capital Stock and Stock-Based Compensation Plans.

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

Recent Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This new guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In December 2019, the FASB issued ASU No. 2019-12, “Income taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This new guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments- Credit Losses.” This ASU clarifies and addresses certain items related to amendments in ASU 2016-13. This new guidance is effective for the Company beginning on January 1, 2020. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates.” ASU 2019-07 clarified or improved the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This new guidance is effective for the Company beginning on January 1, 2020. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as Benchmark Interest Rate for Hedge Accounting Purposes.” The new guidance permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. This new guidance was effective for the Company on a prospective basis beginning on January 1, 2019, concurrently with the adoption of ASU 2017-12, and did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new guidance was effective for the Company on a prospective or retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019 on a prospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” This new guidance removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and requires certain additional disclosures. This new guidance was effective for the Company on a retrospective basis beginning on January 1, 2020, with early adoption permitted. The Company elected to adopt this guidance early, beginning on January 1, 2019, on a retrospective basis. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020. Certain disclosure requirements in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from Accumulated other comprehensive income (loss) to Retained earnings. This new guidance was effective for the Company beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the TCJA are recognized. The Company elected to adopt this new guidance early, beginning on January 1, 2018, and reclassified $163 during the first quarter of 2018.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020. This new guidance is expected to have no impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, then the new guidance would define the transaction as an asset acquisition. If the threshold is not met, then the entity would, pursuant to the guidance, evaluate whether the assets meet the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company, on a prospective basis, beginning on January 1, 2018. This new guidance had no impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance was effective for the Company on January 1, 2018. This new guidance had no impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326).” This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. This new guidance is effective for the Company beginning on January 1, 2020 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases.” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019, on a modified retrospective basis, with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $458 and liabilities of $574, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified certain restructuring reserves incurred in connection with the Global Growth and Efficiency Program and deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 15 Leases for additional information.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

3.    Acquisitions

Acquisition of Laboratoires Filorga Cosmétiques ("Filorga")

On September 19, 2019 (the "Acquisition Date"), the Company acquired the Filorga skin health business for cash consideration of €1,516 (approximately $1,674), which included interest on the equity purchase price plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. Filorga is a premium anti-aging skin health brand focused primarily on facial care. This acquisition is part of the Company's strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses, including by expanding its portfolio in premium skin health.

The total purchase price consideration of $1,712 million has been allocated to the net assets acquired based on their respective estimated fair values as follows:

Cash	$30
Receivables	53
Inventories	70
Other current assets	18
Other intangible assets	1,051
Goodwill	923
Other current liabilities	(67)
Deferred income taxes	(276)
Noncontrolling interests	(90)
Fair value of net assets acquired	$1,712

Other intangible assets acquired include trademarks of $774, which are considered to have an indefinite useful life, and customer relationships of $277, which have an estimated life of 14 years. Goodwill of $923 was allocated to the Europe segment. The Company expects that goodwill will not be deductible for tax purposes.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company continues to evaluate potential contingencies that may have existed as of the acquisition date and expects to finalize the purchase price allocation no later than the third quarter of 2020.

In the fourth quarter of 2019, the Company revised its estimates of the fair value of intangible assets acquired and increased other intangible assets by $105 with a corresponding reduction to goodwill.

    The results of operations of Filorga are reported on a lag basis. As such, Filorga’s results of operations from the Acquisition Date through November 30, 2019 are included in the Company’s Consolidated Results of Operations for the period ended December 31, 2019.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Physicians Care Alliance, LLC and Elta MD Holdings, Inc.

In January 2018, the Company acquired all of the outstanding equity interests of Physicians Care Alliance, LLC (“PCA Skin”) and Elta MD Holdings, Inc. (“Elta MD”), professional skin health businesses, for aggregate cash consideration of approximately $730. With these acquisitions, the Company entered the professional skin health category, which complements its existing global personal care businesses and resulted in the recognition of additional goodwill.

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

Pro forma results of operations have not been presented as the impact on the Company's Consolidated Financial Statements is not material.

Hello Products LLC

On January 31, 2020, the Company acquired Hello Products LLC, an oral care business, for cash consideration of $351. The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company's strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

4.    Restructuring and Related Implementation Charges

In the fourth quarter of 2012, the Company commenced a restructuring program (the “Global Growth and Efficiency Program”), which was expanded in 2014, expanded and extended in each of 2015 and 2017, and expanded again in 2019 to take advantage of additional savings opportunities near the end of the program. The program concluded on December 31, 2019.

Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities.

At the conclusion of the Global Growth and Efficiency Program, total pretax charges were $1,854 ($1,380 aftertax). The Company incurred pretax charges for 2019 of $132 ($102 aftertax).

Total pretax charges resulting from the Global Growth and Efficiency Program were comprised of the following categories: Employee-Related Costs, including severance, pension and other termination benefits (40%); asset-related costs, primarily Incremental Depreciation and Asset Impairments (10%); and Other charges, which include contract termination costs, consisting primarily of related implementation charges resulting directly from exit activities (30%) and the implementation of new strategies (20%). Over the course of the Global Growth and Efficiency Program, approximately 80% of the charges resulted in cash expenditures.

Total pretax charges related to initiatives undertaken in North America (15%), Europe (20%), Latin America (5%), Asia Pacific (5%), Africa/Eurasia (5%), Hill’s Pet Nutrition (10%) and Corporate (40%) included substantially all of the costs related to the implementation of new strategies, noted above, on a global basis. The Global Growth and Efficiency Program contributed a net reduction of approximately 4,400 positions from the Company’s global employee workforce.

For the years ended December 31, 2019, 2018 and 2017, restructuring and related implementation charges are reflected in the Consolidated Statements of Income as follows:

	2019	2018	2017
Cost of sales	$8	$31	$75
Selling, general and administrative expenses	60	33	86
Other (income) expense, net	57	88	152
Non-service related postretirement costs	7	9	20
Total Global Growth and Efficiency Program charges, pretax	$132	$161	$333

Total Global Growth and Efficiency Program charges, aftertax	$102	$125	$246

Restructuring and related implementation charges in the preceding table are recorded in the Corporate segment as these initiatives are predominantly centrally directed and controlled and are not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Total charges incurred for the Global Growth and Efficiency Program related to initiatives undertaken by the following reportable operating segments:

				Total Program
	2019	2018	2017	Charges
North America	4%	18%	23%	17%
Latin America	12%	10%	2%	5%
Europe	4%	(2)%	21%	19%
Asia Pacific	6%	13%	5%	4%
Africa/Eurasia	(1)%	5%	3%	5%
Hill’s Pet Nutrition	2%	19%	6%	8%
Corporate	73%	37%	40%	42%
Total	100%	100%	100%	100%

Over the course of the Global Growth and Efficiency Program, the Company incurred total pretax charges of $1,854 ($1,380 aftertax) in connection with the implementation of various projects as follows:

Total Program Charges
as of December 31, 2019
Employee-Related Costs	$706
Incremental Depreciation	128
Asset Impairments	58
Other	962
Total	$1,854

Over the course of the Global Growth and Efficiency Program, the majority of the costs incurred related to the following projects: the implementation of the Company’s overall hubbing strategy; the consolidation of facilities; the extension of shared business services and streamlining of global functions; the closing of the Morristown, New Jersey personal care facility; the simplification and streamlining of the Company’s research and development capabilities and oral care supply chain, both in Europe; redesigning the European commercial organization; restructuring how the Company will provide future retirement benefits to substantially all of the U.S.-based employees participating in the Company’s defined benefit retirement plan by shifting them to the Company’s defined contribution plan; and the implementation of a Corporate efficiencies program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table summarizes the activity for the restructuring and related implementation charges, in the respective periods, discussed above and the related accruals:

	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at January 1, 2017	$56	$—	$—	$125	$181
Charges	163	10	9	151	333
Cash payments	(74)	—	—	(170)	(244)
Charges against assets	(21)	(10)	(9)	—	(40)
Foreign exchange	3	—	—	1	4
Other	—	—	—	—	—
Balance at December 31, 2017	$127	$—	$—	$107	$234
Charges	53	2	16	90	161
Cash payments	(107)	—	—	(60)	(167)
Charges against assets	(9)	(2)	(16)	—	(27)
Foreign exchange	(4)	—	—	—	(4)
Other	—	—	—	5	5
Balance at December 31, 2018	$60	$—	$—	$142	$202
Charges	25	36	6	65	132
Cash payments	(55)	—	—	(58)	(113)
Charges against assets	(7)	(36)	(6)	(27)	(76)
Foreign exchange	3	—	—	—	3
Other	—	—	—	(48)	(48)
Balance at December 31, 2019	$26	$—	$—	$74	$100

Employee-Related Costs primarily included severance and other termination benefits and were calculated based on long-standing benefit practices, local statutory requirements and, in certain cases, voluntary termination arrangements. Employee-Related Costs also included pension and other retiree benefit enhancements amounting to $7, $9 and $21 for the years ended December 31, 2019, 2018 and 2017, respectively, which are reflected as Charges against assets within Employee-Related Costs in the preceding table as the corresponding balance sheet amounts are reflected as a reduction of pension assets or an increase in pension and other retiree benefit liabilities. See Note 10, Retirement Plans and Other Retiree Benefits for additional information.

Incremental Depreciation was recorded to reflect changes in useful lives and estimated residual values for long-lived assets that will be taken out of service prior to the end of their normal service period. Asset Impairments were recorded to write down inventories and assets held for sale or disposal to their fair value based on amounts expected to be realized. Charges against assets within Asset Impairments are net of cash proceeds pertaining to the sale of certain assets.

Other charges consisted primarily of charges resulting directly from exit activities and the implementation of new strategies as a result of the Global Growth and Efficiency Program. These charges for the years ended December 31, 2019, 2018 and 2017 included third-party incremental costs related to the development and implementation of new business and strategic initiatives of $32, $42 and $145, respectively, and contract termination costs and charges resulting directly from exit activities of $5, $48 and $6, respectively. These charges were expensed as incurred. Also included in Other charges for the year ended December 31, 2019 were other exit costs of $28 related to the consolidation of facilities.

Other decreases to the restructuring accruals reflect the reclassification of restructuring accruals to lease assets as a result of the Company's adoption of ASU No. 2018-10, "Codification Improvement to Topic 842, Leases," on January 1, 2019. See Note 2, Summary of Significant Accounting Policies and Note 15 Leases for additional information.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

5.    Goodwill and Other Intangible Assets

The net carrying value of Goodwill as of December 31, 2019 and 2018 by segment was as follows:

	2019	2018
Oral, Personal and Home Care
North America	$737	$733
Latin America	212	220
Europe	2,234	1,302
Asia Pacific	186	185
Africa/Eurasia	124	75
Total Oral, Personal and Home Care	3,493	2,515
Pet Nutrition	15	15
Total Goodwill	$3,508	$2,530

The change in the amount of Goodwill during 2019 is primarily due to the acquisition of Filorga (see Note 3, Acquisitions for further information) and the impact of foreign currency translation.

Other intangible assets as of December 31, 2019 and 2018 were comprised of the following:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks - finite life	$771	$(381)	$390	$771	$(358)	$413
Other finite life intangible assets	699	(169)	530	390	(133)	257
Indefinite life intangible assets	1,747	—	1,747	967	—	967
Total Other intangible assets	$3,217	$(550)	$2,667	$2,128	$(491)	$1,637

The change in the net carrying amounts of Other intangible assets during 2019 was primarily due to the acquisition of Filorga (see Note 3, Acquisitions for further information) and amortization expense of $62. Annual estimated amortization expense for each of the next five years is expected to be approximately $75.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

6.    Long-Term Debt and Credit Facilities

Long-term debt consisted of the following at December 31:

	Weighted Average Interest Rate	Maturities			2019	2018
Notes	2.2%	2021	-	2078	$6,988	$5,820
Commercial paper	(0.4)%	2020			579	534
Finance Lease Obligations	Various	Various			20	—
					7,587	6,354
Less: Current portion of long-term debt					(254)	—
Total					$7,333	$6,354

The weighted-average interest rate on short-term borrowings included in Notes and loans payable in the Consolidated Balance Sheets as of December 31, 2019 and 2018 was 1.8% and 5.3%, respectively.

The Company classifies commercial paper and notes maturing within the next twelve months as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis. Excluding such obligations, scheduled maturities of long-term debt and finance leases outstanding as of December 31, 2019, were as follows:

Years Ended December 31,
2020	$267
2021	860
2022	903
2023	895
2024	498
Thereafter	3,595

The Company has entered into interest rate swap agreements and foreign exchange contracts related to certain of these debt instruments. See Note 7, Fair Value Measurements and Financial Instruments for further information about the Company’s financial instruments.

The Company’s debt issuances support its capital structure strategy objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. During the fourth quarter of 2019, the Company issued €500 of two-year notes at a fixed coupon rate of 0.000% and €500 of twenty-year notes at a fixed coupon rate of 0.875%. The debt issuances were under the Company’s shelf registration statement. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and, in the case of the debt issuances in the first quarter of 2019, the repayment of the Company’s $500 1.75% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due May 2019.

At December 31, 2019, the Company had access to unused domestic and foreign lines of credit of $4,594 (including under the facilities discussed below) and could also issue medium-term notes pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2019, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2020. Commitment fees related to the credit facilities are not material.

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

Valuation Considerations

The Company’s derivative instruments include interest rate swap contracts, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are classified as follows:

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Commodity Price Risk

The Company is exposed to price volatility related to raw materials used in production, such as resins, essential oils, pulp, tropical oils, tallow, poultry, corn and soybeans. The Company manages its raw material exposures through a combination of cost containment measures, sourcing strategies, ongoing productivity initiatives and the limited use of commodity hedging contracts. Futures contracts are used on a limited basis, primarily in the Hill’s Pet Nutrition segment, to manage volatility related to raw material inventory purchases of certain traded commodities, and these contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of the commodity contracts generally does not exceed 12 months.

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

The company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," beginning on January 1, 2019. Refer to Note 2, Summary of Significant Accounting Policies.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$1
Interest rate swap contracts	Other assets	4	—	Other liabilities	—	8
Foreign currency contracts	Other current assets	6	20	Other accruals	15	8
Foreign currency contracts	Other assets	—	—	Other liabilities	14	21
Commodity contracts	Other current assets	—	—	Other accruals	—	—
Total designated		$10	$20		$29	$38

Other financial instruments
Marketable securities	Other current assets	23	10
Total other financial instruments		$23	$10

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The carrying amount of cash, cash equivalents, accounts receivable and short-term debt approximated fair value as of December 31, 2019 and 2018. The estimated fair value of the Company’s long-term debt, including the current portion, as of December 31, 2019 and 2018, was $8,056 and $6,434, respectively, and the related carrying value was $7,587 and $6,354, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	December 31, 2019	December 31, 2018
Long-term debt:
Carrying amount of hedged item	$403	$888
Cumulative hedging adjustment included in the carrying amount	$4	$(10)

The following tables present the notional values as of:

	December 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$388	$—	$400	$—	$788
Cash Flow Hedges	$761	$—	$—	$20	$781
Net Investment Hedges	$478	$3,856	$—	$—	$4,334

	December 31, 2018
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$327	$—	$900	$—	$1,227
Cash Flow Hedges	$782	$—	$—	$14	$796
Net Investment Hedges	$482	$1,396	$—	$—	$1,878

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents the location and amount of gains (losses) recognized on the Company’s Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2019			2018
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(11)	$—	$—	$(2)
Hedged items	—	—	11	—	—	2
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	10	—	—	(1)	—
Hedged items	—	(10)	—	—	1	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	(4)	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$6	$—	$—	$(3)	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Twelve Months Ended
	December 31,
	2019	2018
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(9)	10
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	—
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	4	33
Gain (loss) on hedged items	(4)	(33)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	12	93
Gain (loss) on hedged items	(12)	(93)
Total unrealized gain (loss) on hedges recognized in OCI	$(9)	$10

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

8.    Capital Stock and Stock-Based Compensation Plans

Preference Stock

The Company has the authority to issue 50,262,150 shares of preference stock.

Stock Repurchases

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program (the “2015 Program”). The Company commenced repurchases of shares of the Company’s common stock under the 2018 Program beginning June 19, 2018. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company repurchased its common stock at a cost of $1,202 during 2019 under the 2018 Program.

The Company may use either authorized and unissued shares or treasury shares to meet share requirements resulting from the exercise of stock options and the vesting of restricted stock unit awards.

A summary of common stock and treasury stock activity for the three years ended December 31 is as follows:

	Common Stock Outstanding	Treasury Stock
Balance, January 1, 2017	883,108,963	582,597,397

Common stock acquired	(19,185,828)	19,185,828
Shares issued for stock options	9,670,988	(9,670,988)
Shares issued for restricted stock units and other	1,106,995	(1,106,995)
Balance, December 31, 2017	874,701,118	591,005,242

Common stock acquired	(18,786,897)	18,786,897
Shares issued for stock options	6,040,920	(6,040,920)
Shares issued for restricted stock units and other	957,651	(957,651)
Balance, December 31, 2018	862,912,792	602,793,568

Common stock acquired	(17,219,642)	17,219,642
Shares issued for stock options	8,145,777	(8,145,777)
Shares issued for restricted stock units and other	862,852	(862,852)
Balance, December 31, 2019	854,701,779	611,004,581

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

The Company has one incentive compensation plan pursuant to which it issues restricted stock units (both performance-based and time-vested) and stock options to employees and shares of common stock and stock options to non-employee directors. The Personnel and Organization Committee of the Board of Directors, which is comprised entirely of independent directors, administers the incentive compensation plan. The total stock-based compensation expense charged against pretax income for this plan was $100, $109 and $127 for the years ended December 31, 2019, 2018 and 2017, respectively. The total income tax benefit recognized on stock-based compensation, excluding excess tax benefits discussed below, was approximately $20, $25 and $42 for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-based compensation expense is recorded within Selling, general and administrative expenses in the Corporate segment as these amounts are not included in internal measures of segment operating performance.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The weighted-average estimated fair value of stock options granted in the years ended December 31, 2019, 2018 and 2017 was $10.48, $9.48 and $8.37, respectively. Fair value is estimated using the Black-Scholes option pricing model with the assumptions summarized in the following table:

	2019	2018	2017
Expected term of options	6 years	4.5 years	4.5 years
Expected volatility rate	19.2%	17.7%	16.0%
Risk-free interest rate	1.5%	2.8%	1.8%
Expected dividend yield	2.3%	2.5%	2.2%

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Performance-based Restricted Stock Units

In 2019, the Company evolved its approach to granting long-term incentive compensation, mainly from granting time-vested restricted stock units following the conclusion of a three-year performance cycle to granting officers and other key employees a target number of unearned performance-based restricted stock units at the beginning of each three-year performance cycle. Awards are earned and vest following the conclusion of the performance period on the basis of achievement of performance goals established at the commencement of each three-year performance period.

A summary of performance-based restricted stock unit activity during 2019 is presented below:

	Shares (in thousands)	Grant Date Fair Value Per Award
Performance-based restricted stock units as of January 1, 2019	—	$—
Activity:
Granted	365	67
Forfeited	(19)	67
Performance-based restricted stock units as of December 31, 2019	346	$67

As of December 31, 2019, there was $17 of total unrecognized compensation expense related to unvested performance-based restricted stock unit awards, which will be recognized rateably over the remaining performance period.

The Company uses a Monte-Carlo simulation model to estimate the fair value of performance-based restricted stock units at the date of grant.

Time-Vested Restricted Stock Units

The Company also grants time-vested restricted stock unit awards. As described above, under the Company’s previous long-term incentive program, time-vested restricted stock unit awards were also granted to officers and other key employees following a three-year performance period. Awards vest at the end of the restriction period, which is three years from the date of grant. The last award granted under the previous long-term incentive program was in 2018 for the 2015-2017 performance period. No awards were granted for the 2016-2018 or 2017-2019 performance periods. Awards for the 2018-2020 performance period, if earned, will be granted in 2021. As of December 31, 2019, approximately 13,200,000 shares of common stock were available for future restricted stock unit awards.

A summary of restricted stock unit activity during 2019 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Award
Restricted stock units as of January 1, 2019	2,474	$71
Activity:
Granted	554	71
Vested	(761)	70
Forfeited	(64)	70
Restricted stock units as of December 31, 2019	2,203	$71

As of December 31, 2019, there was $44 of total unrecognized compensation expense related to unvested restricted stock unit awards, which will be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $53, $55 and $66, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Stock Options

The Company issues non-qualified stock options to non-employee directors, officers and other employees. Beginning in 2019, stock options generally have a contractual term of eight years. Prior to 2019, stock options generally had a contractual term of six years. Stock options vest ratably over three years. As of December 31, 2019, approximately 37,758,000 shares of common stock were available for future stock option grants.

A summary of stock option activity during 2019 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value of Unexercised In-the-Money Options
Options outstanding, January 1, 2019	39,710	$67
Granted	5,364	72
Exercised	(8,205)	61
Forfeited or expired	(684)	70
Options outstanding, December 31, 2019	36,185	69	4	$63
Options exercisable, December 31, 2019	25,142	$69	3	$60

As of December 31, 2019, there was $32 of total unrecognized compensation expense related to unvested options, which will be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $84, $92 and $201, respectively.

The benefits of tax deductions in excess of grant date fair value resulting from the exercise of stock options and vesting of restricted stock unit awards for the years ended December 31, 2019, 2018 and 2017 were $6, $12 and $47, respectively, and are recognized in the provision for income taxes as a discrete item in the quarterly period in which they occur and classified as an operating cash flow. Cash proceeds received from options exercised for the years ended December 31, 2019, 2018 and 2017 were $498, $329 and $507, respectively.

9.    Employee Stock Ownership Plan

In 1989, the Company expanded its Employee Stock Ownership Plan (“ESOP”) through the introduction of a leveraged ESOP that funds certain benefits for employees who have met eligibility requirements. As of December 31, 2019 and 2018, there were 13,359,448 and 15,806,529 shares of common stock, respectively, outstanding and issued to the Company’s ESOP.

During 2000, the ESOP entered into a loan agreement with the Company under which the benefits of the ESOP may be extended through 2035. As of December 31, 2019, the ESOP had outstanding borrowings from the Company of $2, which represents unearned compensation shown as a reduction in Shareholders’ equity.

Dividends on stock held by the ESOP are paid to the ESOP trust and, together with cash contributions from the Company, are (a) used by the ESOP to repay principal and interest, (b) credited to participant accounts or (c) used for contributions to the Company’s defined contribution plans. Stock is allocated to participants based upon the ratio of the current year’s debt service to the sum of total outstanding principal and interest payments over the life of the debt. As of December 31, 2019, 11,651,749 shares of common stock had been released and allocated to participant accounts and 1,707,699 shares of common stock were available for future allocation to participant accounts.

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

Annual expense related to the ESOP was $0 in 2019, 2018 and 2017.

The Company paid dividends on the shares held by the ESOP of $25 in 2019, $29 in 2018 and $32 in 2017. The Company did not make any contributions to the ESOP in 2019, 2018 or 2017.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

In the Company’s principal U.S. plans and certain funded foreign plans, funds are contributed to trusts in accordance with regulatory limits to provide for current service and for any unfunded projected benefit obligation over a reasonable period. The target asset allocation for the Company’s defined benefit plans is as follows:

	United States	International
Asset Category
Equity securities	24%	38%
Fixed income securities	68%	45%
Real estate and other investments	8%	17%
Total	100%	100%

At December 31, 2019 the allocation of the Company’s plan assets and the level of valuation input, as applicable, for each major asset category were as follows:

	Level of Valuation Input	Pension Plans
		United States	International	Other Retiree Benefit Plans

Cash and cash equivalents	Level 1	$41	$15	$1
U.S. common stocks	Level 1	49	3	1
International common stocks	Level 1	—	3	—
Pooled funds(1)	Level 1	29	104	2
Fixed income securities(2)	Level 2	1,067	14	20
Guaranteed investment contracts(3)	Level 2	1	42	—
		1,187	181	24
Investments valued using NAV per share(4)
Domestic, developed and emerging markets equity funds		328	165	7
Fixed income funds(5)		177	196	3
Hedge funds(6)		3	17	—
Multi-Asset funds(7)		155	2	2
Real estate funds(8)		41	25	1
		704	405	13

Other assets and liabilities, net(9)		(85)	—	—
Total Investments		$1,806	$586	$37

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

(2)
The fixed income securities are traded over the counter and certain of these securities lack daily pricing or liquidity and as such are classified as Level 2. As of both December 31, 2019 and 2018, approximately 50% of the U.S. pension plan fixed income portfolio was invested in U.S. treasury or agency securities, with the remainder invested in other government bonds and corporate bonds.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Equity securities in the U.S. plans include investments in the Company’s common stock representing 3% and 5% of U.S. plan assets at December 31, 2019 and December 31, 2018, respectively. In 2019 and 2018, the U.S. plans sold 588,334 and 384,004 shares, respectively, of the Company’s common stock to the Company. No shares of the Company’s stock were purchased by the U.S. plans in 2019 or 2018. The plans received dividends on the Company’s common stock of $2 in 2019 and $3 in 2018.

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

The Company uses a December 31 measurement date for its defined benefit and other retiree benefit plans. Summarized information for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2019	2018	2019	2018	2019	2018
	United States		International
Change in Benefit Obligations
Benefit obligations at beginning of year	$2,147	$2,363	$787	$847	$876	$960
Service cost	1	1	14	14	15	16
Interest cost	90	86	22	21	41	38
Participants’ contributions	—	—	2	2	—	—
Acquisitions/plan amendments	—	—	3	4	—	—
Actuarial loss (gain)	181	(139)	82	(11)	166	(88)
Foreign exchange impact	—	—	8	(40)	1	(5)
Termination benefits (1)	7	9	—	—	—	—
Curtailments and settlements	—	(4)	(9)	(7)	—	—
Benefit payments	(154)	(169)	(35)	(42)	(49)	(45)
Other	—	—	2	(1)	—	—
Benefit obligations at end of year	$2,272	$2,147	$876	$787	$1,050	$876
Change in Plan Assets
Fair value of plan assets at beginning of year	$1,568	$1,812	$510	$575	$54	$—
Actual return on plan assets	262	(101)	76	(16)	8	(1)
Company contributions	130	30	30	27	24	100
Participants’ contributions	—	—	2	3	—	—
Foreign exchange impact	—	—	12	(29)	—	—
Settlements and acquisitions	—	(4)	(9)	(7)	—	—
Benefit payments	(154)	(169)	(35)	(42)	(49)	(45)
Other	—	—	—	(1)	—	—
Fair value of plan assets at end of year	$1,806	$1,568	$586	$510	$37	$54
Funded Status
Benefit obligations at end of year	$2,272	$2,147	$876	$787	$1,050	$876
Fair value of plan assets at end of year	1,806	1,568	586	510	37	54
Net amount recognized	$(466)	$(579)	$(290)	$(277)	$(1,013)	$(822)
Amounts Recognized in Balance Sheet
Noncurrent assets	$—	$—	$13	$6	$—	$—
Current liabilities	(28)	(26)	(13)	(12)	(13)	(46)
Noncurrent liabilities	(438)	(553)	(290)	(271)	(1,000)	(776)
Net amount recognized	$(466)	$(579)	$(290)	$(277)	$(1,013)	$(822)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Actuarial loss	$910	$940	$238	$226	$388	$239
Transition/prior service cost	1	1	7	6	(1)	(1)
	$911	$941	$245	$232	$387	$238
Accumulated benefit obligation	$2,236	$2,090	$816	$731	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans				Other Retiree Benefit Plans
	2019	2018	2019	2018	2019	2018
	United States		International
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	3.40%	4.38%	2.06%	2.80%	3.56%	4.43%
Long-term rate of return on plan assets	6.30%	6.60%	3.38%	4.06%	6.30%	6.60%
Long-term rate of compensation increase	3.50%	3.50%	2.83%	2.86%	3.50%	3.50%
ESOP growth rate	—%	—%	—%	—%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	6.00%	6.00%
Interest Crediting Rate	3.21%	4.38%	0.85%	0.85%	—%	—%
_________

(1)	Represents pension and other retiree benefit enhancements incurred in 2019 and 2018 pursuant to the Global Growth and Efficiency Program.

The actuarial losses incurred during 2019 were primarily driven from a decrease in discount rates applied against future expected benefit payments and resulted in an increase in the benefit obligation for both the U.S. pension and Other retiree benefit plans. The actuarial gains recorded during 2018 for both the U.S. pension and other retiree benefit plans were primarily a result of an increase in discount rates applied against future estimated benefit payments. Additionally, other retiree benefit plans were positively impacted as a result of lower medical cost increases.

The company adopted ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-
General (Topic 715): Disclosure Framework–Changes to the Disclosure Requirements for Defined Benefit Plans.” beginning on January 1, 2020. Refer to Note 3, Recent Accounting Pronouncements.

The overall investment objective of the plans is to balance risk and return so that obligations to employees are met. The Company evaluates its long-term rate of return on plan assets on an annual basis. In determining the long-term rate of return, the Company considers the nature of the plans’ investments and the historical rates of return. The assumed rate of return as of December 31, 2019 for the U.S. plans was 6.30%. Average annual rates of return for the U.S. plans for the most recent 1-year, 5-year, 10-year, 15-year and 25-year periods were 17%, 6%, 8%, 7%, and 8%, respectively. Similar assessments were performed in determining rates of return on international pension plan assets to arrive at the Company’s 2019 weighted-average rate of return of 3.38%.

The medical cost trend rate of increase assumed in measuring the expected cost of benefits is projected to decrease from 6.00% in 2020 to 4.75% by 2025, remaining at 4.75% for the years thereafter.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Pension plans with projected benefit obligations in excess of plan assets and plans with accumulated benefit obligations in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2019	2018
Benefit Obligation Exceeds Fair Value of Plan Assets
Projected benefit obligation	$2,862	$2,882
Fair value of plan assets	2,094	2,007

Accumulated benefit obligation	875	2,689
Fair value of plan assets	166	1,924

Other Retiree Benefit plans with accumulated postretirement benefit obligation in excess of plan assets as of December 31 consisted of the following:

	Years Ended December 31,
	2019	2018
Benefit Obligation Exceeds Fair Value of Plan Assets
Accumulated postretirement benefit obligation	$958	$807
Fair value of plan assets	37	54

Summarized information regarding the net periodic benefit costs for the Company’s defined benefit and other retiree benefit plans is as follows:

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	Pension Plans						Other Retiree Benefit Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	United States			International
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$14	$14	$16	$15	$16	$13
Interest cost	90	86	94	22	21	22	41	38	40
Annual ESOP allocation	—	—	—	—	—	—	—	—	—
Expected return on plan assets	(103)	(115)	(111)	(19)	(21)	(22)	(3)	(2)	—
Amortization of transition and prior service costs (credits)	—	—	—	1	—	—	—	—	—
Amortization of actuarial loss	51	47	48	9	8	10	11	14	13
Net periodic benefit cost	$39	$19	$32	$27	$22	$26	$64	$66	$66
Other postretirement charges	7	9	24	1	2	4	—	—	(3)
Total pension cost	$46	$28	$56	$28	$24	$30	$64	$66	$63
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	4.38%	3.73%	4.27%	2.80%	2.53%	2.59%	4.43%	3.80%	4.41%
Long-term rate of return on plan assets	6.60%	6.60%	6.80%	4.06%	4.04%	4.14%	6.60%	6.60%	6.80%
Long-term rate of compensation increase	3.50%	3.50%	3.50%	2.86%	2.79%	2.58%	—%	—%	—%
ESOP growth rate	—%	—%	—%	—%	—%	—%	10.00%	10.00%	10.00%
Medical cost trend rate of increase	—%	—%	—%	—%	—%	—%	6.00%	6.00%	6.33%
Interest Crediting Rate	4.26%	3.73%	4.27%	0.85%	0.85%	0.65%	—%	—%	—%

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

Other postretirement charges in 2019, 2018 and 2017 include pension and other benefit enhancements amounting to $7, $9 and $21 respectively, incurred pursuant to the Global Growth and Efficiency Program. Other postretirement charges in 2019 and 2018 also include charges of $1 and $2, respectively, in part due to retirements under the Global Growth and Efficiency Program.

The Company made voluntary contributions of $113, $67 and $81 in 2019, 2018 and 2017, respectively, to its U.S. retirement plans.

Expected Contributions and Benefit Payments

The Company does not expect to make any voluntary contributions to its U.S. postretirement plans for the year ending December 31, 2020. Actual funding may differ from current estimates depending on the variability of the market value of the assets as compared to the obligation and other market or regulatory conditions.

Benefit payments expected to be paid from the Company's assets to participants in unfunded plans are estimated to be approximately $55 for the year ending December 31, 2020.

Total benefit payments expected to be paid to participants in both funded and unfunded plans are estimated as follows:

	Pension Plans
Years Ended December 31,	United States	International	Other Retiree Benefit Plans	Total
2020	$146	$36	$49	$231
2021	147	37	50	234
2022	151	37	51	239
2023	149	39	52	240
2024	152	42	53	247
2025-2029	722	219	272	1,213

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

11.    Income Taxes

The components of Income before income taxes are as follows for the years ended December 31:

	2019	2018	2017
United States	$1,050	$1,175	$1,072
International	2,251	2,289	2,415
Total Income before income taxes	$3,301	$3,464	$3,487

The Provision for income taxes consists of the following for the years ended December 31:

	2019	2018	2017
United States	$180	$213	$338
International	594	693	975
Total Provision for income taxes	$774	$906	$1,313

Temporary differences between accounting for financial statement purposes and accounting for tax purposes result in the current provision for taxes being higher (lower) than the total provision for income taxes as follows:

	2019	2018	2017
Goodwill and intangible assets	$34	$2	$135
Property, plant and equipment	12	(15)	84
Pension and other retiree benefits	(13)	(7)	(192)
Stock-based compensation	(1)	9	(28)
Tax credits and tax loss carryforwards	3	(4)	(4)
Deferred withholding tax	(21)	(100)	(119)
Other, net	(33)	62	16
Total deferred tax benefit (provision)	$(19)	$(53)	$(108)

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The difference between the statutory U.S. federal income tax rate and the Company’s global effective tax rate as reflected in the Consolidated Statements of Income is as follows:

Percentage of Income before income taxes	2019	2018	2017
Tax at United States statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	0.6	1.0	0.5
Earnings taxed at other than United States statutory rate	4.7	5.6	(3.4)
Charge for U.S. tax reform(1)	—	2.3	7.9
Excess tax benefits from stock-based compensation	(0.2)	(0.3)	(1.4)
Foreign Tax Credit Carryback(2)	—	(1.7)	—
Benefit for foreign tax matters(3)	(0.9)	(0.4)	—
Foreign-derived intangible income benefit	(1.3)	(1.1)	—
Other, net	(0.5)	(0.2)	(0.9)
Effective tax rate	23.4%	26.2%	37.7%

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

(2)	In 2018, the Company generated excess foreign taxes associated with its foreign branch operations which are being carried back to 2017. This item is not expected to be recurring.

(3)
In December 2019, the Swiss government enacted changes to its corporate tax regime, which included, among other items, the repeal of certain preferential tax regimes and an increase to the cantonal tax rate for future periods. Additionally, the government provided transition rules which allowed companies to record goodwill for tax purposes, partially offsetting the impact on cash taxes of the higher cantonal rate over the next ten years. As a result of these changes, the Company recorded an estimated net benefit of $29 to the Provision for income taxes. In 2018, the benefit from a tax matter of $15 relates to several Supreme Court and Administrative Court rulings in a foreign jurisdiction allowing certain tax deductions which had the effect of reversing prior decisions.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

The components of deferred tax assets (liabilities) are as follows at December 31:

	2019	2018
Deferred tax liabilities:
Goodwill and intangible assets	$(598)	$(344)
Property, plant and equipment	(303)	(311)
Deferred withholding tax	(207)	(181)
Other	(46)	(75)
Total deferred tax liabilities	(1,154)	(911)
Deferred tax assets:
Pension and other retiree benefits	381	354
Tax credits and tax loss carryforwards	93	89
Accrued liabilities	221	180
Stock-based compensation	88	95
Other	100	164
Total deferred tax assets	883	882
Valuation Allowance	$(59)	$(54)
Net deferred tax assets	$824	$828
Net deferred income taxes	$(330)	$(83)

	2019	2018
Deferred taxes included within:
Assets:
Deferred income taxes	$177	$152
Liabilities:
Deferred income taxes	(507)	(235)
Net deferred income taxes	$(330)	$(83)

Applicable U.S. income and foreign withholding taxes have been provided on substantially all of the Company’s accumulated earnings of foreign subsidiaries.

Net tax benefit of $13 in 2019, net tax benefit of $2 in 2018, and net tax benefit of $37 in 2017 were recorded directly through equity. The net tax benefit in 2019 predominantly includes current and future tax impacts related to benefit plans. The amounts in 2018 and 2017 include current and future tax impacts related to employee equity compensation and benefit plans.

The Company uses a comprehensive model to recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on an income tax return.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

Unrecognized tax benefits activity for the years ended December 31, 2019, 2018 and 2017 is summarized below:

	2019	2018	2017
Unrecognized tax benefits:
Balance, January 1	$190	$214	$201
Increases as a result of tax positions taken during the current year	14	14	13
Decreases of tax positions taken during prior years	(21)	(37)	(9)
Increases of tax positions taken during prior years	20	9	15
Decreases as a result of settlements with taxing authorities and the expiration of statutes of limitations	(30)	(6)	(15)
Effect of foreign currency rate movements	—	(4)	9
Balance, December 31	$173	$190	$214

If all of the unrecognized tax benefits for 2019 above were recognized, approximately $161 would impact the effective tax rate and would result in a cash outflow of approximately $170. Although it is possible that the amount of unrecognized benefits with respect to our uncertain tax positions will increase or decrease in the next twelve months, the Company does not expect material changes.

The Company recognized approximately $0, $1 and $11 of interest expense related to the above unrecognized tax benefits within income tax expense in 2019, 2018 and 2017, respectively. The Company had accrued interest of approximately $23, $27 and $28 as of December 31, 2019, 2018 and 2017, respectively.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

12.    Earnings Per Share

For the years ended December 31, 2019, 2018 and 2017, earnings per share were as follows:

	2019			2018			2017
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,367	859.1	$2.76	$2,400	870.6	$2.76	$2,024	881.8	$2.30
Stock options and restricted stock units		2.0			2.4			6.0
Diluted EPS	$2,367	861.1	$2.75	$2,400	873.0	$2.75	$2,024	887.8	$2.28

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

As of December 31, 2019, 2018 and 2017, the average number of stock options that were anti-dilutive and not included in diluted earnings per share calculations were 19,901,202, 18,039,961 and 11,056,725, respectively. As of December 31, 2019, 2018 and 2017, the average number of restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 4,516, 9,529 and 91, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

13.    Commitments and Contingencies

The Company has various contractual commitments to purchase raw, packaging and other materials totaling approximately $559 at December 31, 2019.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $152. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $63, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

Competition Matters

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of December 31, 2019 of competition law matters pending against the Company during the year ended December 31, 2019 is set forth below.

▪
In December 2014, the French competition law authority found that 13 consumer goods companies, including the Company’s French subsidiary, exchanged competitively sensitive information related to the French home care and personal care sectors, for which the Company’s French subsidiary was fined $57. In addition, as a result of the Company’s acquisition of the Sanex personal care business in 2011 from Unilever N.V. and Unilever PLC (together with Unilever N.V., “Unilever,”), pursuant to a Business and Share Sale and Purchase Agreement (the “Sale and Purchase Agreement”), the French competition law authority found that the Company’s French subsidiary, along with Hillshire Brands Company (formerly Sara Lee Corporation (“Sara Lee”)), were jointly and severally liable for fines of $25 assessed against Sara Lee’s French subsidiary. The Company is indemnified for these fines by Unilever pursuant to the Sale and Purchase Agreement. The fines were confirmed by the Court of Appeal in October 2016. The Company appealed the decision of the Court of Appeal on behalf of the Company and Sara Lee in the French Supreme Court. In March 2019, the French Supreme Court denied the Company's appeal.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company's Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company's Greek subsidiary has appealed

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of December 31, 2019, there were 121 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 239 cases as of December 31, 2018. During the year ended December 31, 2019, 110 new cases were filed and 228 cases were resolved by voluntary dismissal, dismissal by the court, judgment in the Company’s favor or settlement. During the year ended December 31, 2019, one case resulted in a jury verdict in favor of the Company after a trial, which is now pending appeal by the plaintiff, and one case resulted in an adverse jury verdict after a trial, which the Company is appealing. The value of the settlements and of the adverse jury verdict in the year presented was not material, either individually or in the aggregate, to such period’s results of operations.

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

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 50% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). Oral, Personal and Home Care sales to Wal-Mart, Inc. and its affiliates represent approximately 11% of the Company’s Net sales in 2019. No other customer represents more than 10% of Net sales.

In 2019, 2018 and 2017, Corporate Operating profit included charges of $125, $152 and $313, respectively, resulting from the Global Growth and Efficiency Program. Additionally, Corporate Operating profit for 2019 included a charge for acquisition-related costs of $24 and a benefit from a value-added tax matter in Brazil of $30.

	2019	2018	2017
Net sales
Oral, Personal and Home Care
North America(1)	$3,424	$3,348	$3,117
Latin America	3,606	3,605	3,887
Europe	2,450	2,502	2,394
Asia Pacific	2,707	2,734	2,781
Africa/Eurasia	981	967	983
Total Oral, Personal and Home Care	13,168	13,156	13,162
Pet Nutrition(2)	2,525	2,388	2,292
Total Net sales	$15,693	$15,544	$15,454
_________
(1)    Net sales in the U.S. for Oral, Personal and Home Care were $3,166, $3,091 and $2,865 in 2019, 2018 and 2017, respectively.
(2)    Net sales in the U.S. for Pet Nutrition were $1,441, $1,304 and $1,246 in 2019, 2018 and 2017, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2019	2018	2017
Operating profit
Oral, Personal and Home Care
North America	$982	$1,037	$1,043
Latin America	963	995	1,171
Europe	624	634	605
Asia Pacific	749	777	842
Africa/Eurasia	187	173	180
Total Oral, Personal and Home Care	3,505	3,616	3,841
Pet Nutrition	703	680	677
Corporate	(654)	(602)	(811)
Total Operating profit	$3,554	$3,694	$3,707

	2019	2018	2017
Capital expenditures
Oral, Personal and Home Care
North America	$43	$53	$74
Latin America	90	131	127
Europe	42	39	63
Asia Pacific	40	75	125
Africa/Eurasia	8	11	13
Total Oral, Personal and Home Care	223	309	402
Pet Nutrition	41	35	33
Corporate	71	92	118
Total Capital expenditures	$335	$436	$553

	2019	2018	2017
Depreciation and amortization
Oral, Personal and Home Care
North America	$94	$88	$58
Latin America	84	82	82
Europe	72	70	74
Asia Pacific	100	103	101
Africa/Eurasia	8	8	8
Total Oral, Personal and Home Care	358	351	323
Pet Nutrition	55	53	53
Corporate	106	107	99
Total Depreciation and amortization	$519	$511	$475

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

	2019	2018	2017
Identifiable assets
Oral, Personal and Home Care
North America	$3,576	$3,310	$2,608
Latin America	2,384	2,225	2,423
Europe	5,104	2,883	3,781
Asia Pacific	2,155	2,148	2,244
Africa/Eurasia	590	502	544
Total Oral, Personal and Home Care	13,809	11,068	11,600
Pet Nutrition	1,175	1,033	1,026
Corporate(1)	50	60	50
Total Identifiable assets(2)	$15,034	$12,161	$12,676
____________

(1)
In 2019, Corporate identifiable assets primarily consist of derivative instruments (2%) and investments in equity securities (92%). In 2018, Corporate identifiable assets primarily consist of derivative instruments (7%) and investments in equity securities (88%). In 2017, Corporate identifiable assets primarily consist of derivative instruments (5%) and investments in equity securities (86%).

(2)
Long-lived assets in the U.S., primarily property, plant and equipment and goodwill and other intangibles represented approximately one-third of total long-lived assets of $10,192 in 2019, one-half of total long-lived assets of $8,259 in 2018 , and one-third of total long-lived assets of $7,908 in 2017.

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 31, 2019 or for the three and twelve months ended December 31, 2019.

As of December 31, 2019, the Company’s right-of use assets and liabilities for operating leases were as follows:

Other assets	$502

Other accruals	$145
Other liabilities	491
Total operating lease liabilities	$636

Lease commitments under noncancellable operating leases as of December 31, 2019 were as follows:

2020	$167
2021	127
2022	101
2023	63
2024	36
Thereafter	241
Total lease commitments	$735
Less: Interest	(99)
Present value of lease liabilities	$636

The components of the Company’s operating lease cost for the twelve months ended December 31, 2019 were as follows:

Operating lease cost	$169
Short-term lease cost	5
Variable lease cost	30
Sublease income	—
Total lease cost	$204

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

Supplemental cash flow information related to operating leases for the twelve months ended December 31, 2019 was as follows:
▪Payments against amounts included in the measurement of lease liabilities: $202
▪Lease assets obtained in exchange for lease liabilities: $232

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

As of December 31, 2019, the weighted-average remaining lease term for operating leases was 8 years and the weighted-average discount rate for operating leases was 4.1%

There were no material operating leases that the Company had entered into and that were yet to commence as of December 31, 2019.

Minimum rental commitments under noncancellable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

2019	$193
2020	165
2021	123
2022	102
2023	51
Thereafter	32

Prior to adoption of ASU 2016-02, Company’s rental expense amounted to $213 in 2018 and $211 in 2017.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

16.    Supplemental Income Statement Information

Other (income) expense, net	2019	2018	2017
Global Growth and Efficiency Program	$57	$88	$152
Amortization of intangible assets	62	59	35
Equity income	(9)	(10)	(11)
Value-added tax matter in Brazil	(30)	—	—
Write-off of certain investments and fixed assets	51	1	14
Acquisition-related costs	21	—	—
Charges for a change in go-to-market strategy in certain countries	15	—	—
Other, net	29	10	(17)
Total Other (income) expense, net	$196	$148	$173

Interest (income) expense, net	2019	2018	2017
Interest incurred	$193	$195	$156
Interest capitalized	(1)	(2)	(3)
Interest income	(47)	(50)	(51)
Total Interest (income) expense, net	$145	$143	$102

	2019	2018	2017
Research and development	$281	$277	$285
Advertising	$1,694	$1,590	$1,573

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

17.    Supplemental Balance Sheet Information

Inventories by major class are as follows at December 31:

Inventories	2019	2018
Raw materials and supplies	$305	$253
Work-in-process	49	37
Finished goods	1,056	960
Total Inventories, net	$1,410	$1,250
Non-current inventory, net	(10)	—
Current Inventories, net	$1,400	$1,250

Inventories valued under LIFO amounted to $303 and $294 at December 31, 2019 and 2018, respectively. The excess of current cost over LIFO cost at the end of each year was $62 and $63, respectively. The liquidations of LIFO inventory quantities had no material effect on income in 2019, 2018 and 2017. Inventory classified as non-current at December 31, 2019 was recorded on the Consolidated Balance Sheets as "Other assets".

Property, plant and equipment, net	2019	2018
Land	$153	$152
Buildings	1,600	1,604
Manufacturing machinery and equipment	5,309	5,157
Other equipment	1,518	1,423
	8,580	8,336
Accumulated depreciation	(4,830)	(4,455)
Total Property, plant and equipment, net	$3,750	$3,881

Other accruals	2019	2018
Accrued advertising and coupon redemption	$525	$486
Accrued payroll and employee benefits	340	275
Accrued taxes other than income taxes	104	127
Restructuring accrual	85	148
Pension and other retiree benefits	54	84
Lease Liabilities Due in One Year	145	—
Accrued interest	43	35
Derivatives	16	9
Other	605	532
Total Other accruals	$1,917	$1,696

Other liabilities	2019	2018
Pension and other retiree benefits	$1,728	$1,600
Restructuring accrual	15	54
Long-Term Lease Liabilities	491	—
Other	364	380
Total Other liabilities	$2,598	$2,034

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

18.    Supplemental Other Comprehensive Income (Loss) Information

Other comprehensive income (loss) components attributable to Colgate-Palmolive Company before tax and net of tax during the years ended December 31 were as follows:

	2019		2018		2017
	Pre-tax	Net of Tax	Pre-tax	Net of Tax	Pre-tax	Net of Tax

Cumulative translation adjustments	$49	$27	$(233)	$(218)	$218	$285
Pension and other benefits:
Net actuarial gain (loss), prior service costs and settlements during the period	(204)	(154)	(21)	(16)	21	9
Amortization of net actuarial loss, transition and prior service costs(1)	72	54	69	54	71	45
Retirement Plan and other retiree benefit adjustments	(132)	(100)	48	38	92	54
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(9)	(7)	10	8	(25)	(16)
Reclassification of (gains) losses into net earnings on cash flow hedges(2)	(6)	(5)	3	2	3	2
Gains (losses) on cash flow hedges	(15)	(12)	13	10	(22)	(14)
Total Other comprehensive income (loss)	$(98)	$(85)	$(172)	$(170)	$288	$325

_________

(1)	These components of Other comprehensive income (loss) are included in the computation of total pension cost. See Note 10, Retirement Plans and Other Retiree Benefits for additional details.

(2)	These (gains) losses are reclassified into Cost of sales. See Note 7, Fair Value Measurements and Financial Instruments for additional details.

There were no tax impacts on Other comprehensive income (loss) attributable to Noncontrolling interests.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of cumulative foreign currency translation gains and losses, unrecognized pension and other retiree benefit costs and unrealized gains and losses from derivative instruments designated as cash flow hedges. At December 31, 2019 and 2018, Accumulated other comprehensive income (loss) consisted primarily of aftertax unrecognized pension and other retiree benefit costs of $1,138 and $1,038, respectively, and cumulative foreign currency translation adjustments of $3,128 and $3,155, respectively. Foreign currency translation adjustments in 2019 primarily reflect gains from Thai baht and the Mexican peso. Foreign currency translation adjustments in 2018 primarily reflect losses from the euro and the Argentine peso.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

19.    Quarterly Financial Data (Unaudited)

	Total		First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2019
Net sales	$15,693		$3,884		$3,866		$3,928		$4,015
Gross profit	9,325	(1)	2,287	(3)	2,308	(5)	2,316	(7)	2,414	(9)
Net income including noncontrolling interests	2,527	(2)	600	(4)	618	(6)	627	(8)	682	(10)
Net income attributable to Colgate-Palmolive Company	2,367	(2)	560	(4)	586	(6)	578	(8)	643	(10)
Earnings per common share:
Basic	2.76	(2)	0.65	(4)	0.68	(6)	0.67	(8)	0.75	(10)
Diluted	2.75	(2)	0.65	(4)	0.68	(6)	0.67	(8)	0.75	(10)

2018
Net sales	$15,544		$4,002		$3,886		$3,845		$3,811
Gross profit	9,231	(11)	2,408	(13)	2,301	(15)	2,269	(17)	2,253	(19)
Net income including noncontrolling interests	2,558	(12)	678	(14)	675	(16)	562	(18)	643	(20)
Net income attributable to Colgate-Palmolive Company	2,400	(12)	634	(14)	637	(16)	523	(18)	606	(20)
Earnings per common share:
Basic	2.76	(12)	0.72	(14)	0.73	(16)	0.60	(18)	0.70	(20)
Diluted	2.75	(12)	0.72	(14)	0.73	(16)	0.60	(18)	0.70	(20)

____________

Note:
Basic and diluted earnings per share are computed independently for each quarter and the year-to-date period presented. Accordingly, the sum of the quarterly earnings per common share may not necessarily equal the earnings per share for the year-to-date period.

(1)	Gross profit for the full year of 2019 includes $8 of charges related to the Global Growth and Efficiency Program, and a $3 charge for acquisition-related costs.

(2)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2019 includes $102 of aftertax charges related to the Global Growth and Efficiency Program, a $20 aftertax charge for acquisition-related costs, a $20 aftertax benefit related to a value added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.

(3)	Gross profit for the first quarter of 2019 includes $11 of charges related to the Global Growth and Efficiency Program.

(4)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2019 include $22 of aftertax charges related to the Global Growth and Efficiency Program.

(5)	Gross profit for the second quarter of 2019 includes $3 of benefit related to the Global Growth and Efficiency Program.

(6)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the second quarter of 2019 includes $31 of aftertax charges related to the Global Growth and Efficiency Program.

(7)	Gross profit for the third quarter of 2019 includes $1 of charges related to the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
 Notes to Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)

(8)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2019 include $22 of aftertax charges related to the Global Growth and Efficiency Program and a $14 aftertax charge for acquisition-related costs.

(9)	Gross profit for the fourth quarter of 2019 includes $1 of benefit related to the Global Growth and Efficiency Program, and a $3 charge for acquisition-related costs.

(10)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2019 include $27 of aftertax charges related to the Global Growth and Efficiency Program, a $6 charge for acquisition-related costs, a $20 aftertax benefit related to a value added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.

(11)	Gross profit for the full year of 2018 includes $31 of charges related to the Global Growth and Efficiency Program.

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

(13)	Gross profit for the first quarter of 2018 includes $6 of charges related to the Global Growth and Efficiency Program.

(14)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the first quarter of 2018 include $20 of aftertax charges related to the Global Growth and Efficiency Program.

(15)	Gross profit for the second quarter of 2018 includes $5 of charges related to the Global Growth and Efficiency Program.

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

(17)	Gross profit for the third quarter of 2018 includes $8 of charges related to the Global Growth and Efficiency Program.

(18)
Net income including noncontrolling interests, Net income attributable to Colgate-Palmolive Company and Earnings per common share for the third quarter of 2018 include $22 of aftertax charges related to the Global Growth and Efficiency Program and a $80 charge related to U.S. tax reform.

(19)	Gross profit for the fourth quarter of 2018 includes $12 of charges related to the Global Growth and Efficiency Program.

(20)
Net income including noncontrolling interests for the fourth quarter of 2018 include $34 of aftertax charges related to the Global Growth and Efficiency Program. Net income attributable to Colgate-Palmolive Company and Earnings per common share for the fourth quarter of 2018 include $32 of aftertax charges related to the Global Growth and Efficiency Program.

COLGATE-PALMOLIVE COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Millions)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
Year Ended December 31, 2019
Allowance for doubtful accounts and estimated returns	$82	$6	$—	$12	$76
Valuation allowance for deferred tax assets	$54	$12	$—	$7	$59

Year Ended December 31, 2018
Allowance for doubtful accounts and estimated returns	$77	$15	$—	$10	$82
Valuation allowance for deferred tax assets	$9	$45	$—	$—	$54

Year Ended December 31, 2017
Allowance for doubtful accounts and estimated returns	$73	$8	$—	$4	$77
Valuation allowance for deferred tax assets	$—	$9	$—	$—	$9

COLGATE-PALMOLIVE COMPANY

Market Information

The Company’s common stock is listed on the New York Stock Exchange and its trading symbol is CL.

Stock Price Performance Graphs

The following graphs compare cumulative total shareholder returns on Colgate-Palmolive Company common stock against the S&P Composite-500 Stock Index and a peer company index for the twenty-year, ten-year and five-year periods each ended December 31, 2019. The peer company index is comprised of consumer products companies that have both domestic and international businesses. For 2019, the peer company index consisted of Campbell Soup Company, The Clorox Company, The Coca-Cola Company, ConAgra Brands, Inc., The Estee Lauder Companies, Inc., General Mills, Inc., Johnson & Johnson, Kellogg Company, Kimberly-Clark Corporation, The Kraft Heinz Company, Mondelez International, Inc., PepsiCo, Inc., The Procter & Gamble Company, Reckitt Benckiser Group plc and Unilever N.V.

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

20-Year Stock Price Performance Graph

DOLLARS
500
400
300
200
100
0
Peer Group
Colgate
S&P 500
1999
2001
2003
2005
2007
2009
2011
2013
2015
2017
2019

Colgate	■	100	91	81	93	137	151	180	265	283	336	322
S&P 500	○	100	80	80	93	114	91	107	164	189	258	324
Peer Group	▲	100	101	109	123	165	158	188	257	302	372	433

10-Year Stock Price Performance Graph

500
400
300
200
100
0
DOLLARS
S&P 500
Peer Group
Colgate
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

		2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Colgate	■	100	100	119	137	175	190	187	188	222	179	213
S&P 500	○	100	115	117	136	180	205	208	233	284	271	357
Peer Group	▲	100	108	119	130	163	182	191	205	235	222	274

5-Year Stock Price Performance Graph

200
150
100
50
DOLLARS
S&P 500
Peer Group
Colgate

		2014	2015	2016	2017	2018	2019
Colgate	■	100	98	99	117	94	112
S&P 500	○	100	101	114	138	132	174
Peer Group	▲	100	105	112	129	122	150

COLGATE-PALMOLIVE COMPANY

Historical Financial Summary
For the years ended December 31,
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	2019		2018		2017		2016		2015		2014		2013		2012		2011		2010
Continuing Operations
Net sales	$15,693		$15,544		$15,454		$15,195		$16,034		$17,277		$17,420		$17,085		$16,734		$15,564
Results of operations:
Net income attributable to Colgate-Palmolive Company	2,367	(1)	2,400	(2)	2,024	(3)	2,441	(4)	1,384	(5)	2,180	(6)	2,241	(7)	2,472	(8)	2,431	(9)	2,203	(10)
Earnings per common share, basic	2.76	(1)	2.76	(2)	2.30	(3)	2.74	(4)	1.53	(5)	2.38	(6)	2.41	(7)	2.60	(8)	2.49	(9)	2.22	(10)
Earnings per common share, diluted	2.75	(1)	2.75	(2)	2.28	(3)	2.72	(4)	1.52	(5)	2.36	(6)	2.38	(7)	2.57	(8)	2.47	(9)	2.16	(10)
Depreciation and amortization expense	519		511		475		443		449		442		439		425		421		376

Financial Position
Current ratio	1.0		1.1		1.4		1.3		1.2		1.2		1.1		1.2		1.2		1.0
Property, plant and equipment, net	3,750		3,881		4,072		3,840		3,796		4,080		4,083		3,842		3,668		3,693
Capital expenditures	335		436		553		593		691		757		670		565		537		550
Total assets	15,034		12,161		12,676		12,123		11,935		13,440		13,968		13,379		12,711		11,163
Long-term debt	7,333		6,354		6,566		6,520		6,246		5,625		4,732		4,911		4,417		2,806
Colgate-Palmolive Company shareholders’ equity	117		(102)		(60)		(243)		(299)		1,145		2,305		2,189		2,375		2,675

Share and Other
Book value per common share	0.66		0.23		0.28		0.03		(0.04)		1.55		2.79		2.60		2.71		2.95
Cash dividends declared and paid per common share	1.71		1.66		1.59		1.55		1.50		1.42		1.33		1.22		1.14		1.02
Closing price	68.84		59.52		75.45		65.44		66.62		69.19		65.21		52.27		46.20		40.19
Number of common shares outstanding (in millions)	854.7		862.9		874.7		883.1		892.7		906.7		919.9		935.8		960.0		989.8
Number of common shareholders of record	20,556		21,900		22,700		23,600		24,400		25,400		26,900		27,600		28,900		29,900
Number of employees	34,300		34,500		35,900		36,700		37,900		37,700		37,400		37,700		38,600		39,200
_________

Note:	All per share amounts and numbers of shares outstanding were adjusted for the two-for-one stock split of the Company’s common stock in 2013.

(1)
Net income attributable to Colgate-Palmolive Company and Earnings per common share for the full year of 2019 includes $102 of aftertax charges related to the Global Growth and Efficiency Program, a $20 aftertax charge for acquisition-related costs, a $20 aftertax benefit related to a value-added tax matter in Brazil and a $29 tax benefit related to Swiss income tax reform.

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

(5)
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

(10)
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