Form 10-Q
period 2020-03-31
COLGATE PALMOLIVE CO
filed 2020-05-01
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	856,528,455	March 31, 2020

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$4,097	$3,884
Cost of sales	1,632	1,597
Gross profit	2,465	2,287
Selling, general and administrative expenses	1,473	1,365
Other (income) expense, net	40	43
Operating profit	952	879
Non-service related postretirement costs	21	25
Interest (income) expense, net	36	40
Income before income taxes	895	814
Provision for income taxes	147	214
Net income including noncontrolling interests	748	600
Less: Net income attributable to noncontrolling interests	33	40
Net income attributable to Colgate-Palmolive Company	$715	$560

Earnings per common share, basic	$0.83	$0.65

Earnings per common share, diluted	$0.83	$0.65

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income including noncontrolling interests	$748	$600
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(355)	26
Retirement plans and other retiree benefit adjustments	16	12
Gains (losses) on cash flow hedges	18	(5)
Total Other comprehensive income (loss), net of tax	(321)	33
Total Comprehensive income including noncontrolling interests	427	633
Less: Net income attributable to noncontrolling interests	33	40
Less: Cumulative translation adjustments attributable to noncontrolling interests	(16)	5
Total Comprehensive income attributable to noncontrolling interests	17	45
Total Comprehensive income attributable to Colgate-Palmolive Company	$410	$588

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$854	$883
Receivables (net of allowances of $84 and $76, respectively)	1,551	1,440
Inventories	1,301	1,400
Other current assets	542	456
Total current assets	4,248	4,179
Property, plant and equipment:
Cost	8,167	8,580
Less: Accumulated depreciation	(4,680)	(4,830)
	3,487	3,750
Goodwill	3,559	3,508
Other intangible assets, net	2,822	2,667
Deferred income taxes	179	177
Other assets	775	753
Total assets	$15,070	$15,034
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$255	$260
Current portion of long-term debt	255	254
Accounts payable	1,216	1,237
Accrued income taxes	485	370
Other accruals	2,232	1,917
Total current liabilities	4,443	4,038
Long-term debt	7,336	7,333
Deferred income taxes	415	507
Other liabilities	2,535	2,598
Total liabilities	14,729	14,476
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,623	2,488
Retained earnings	22,481	22,501
Accumulated other comprehensive income (loss)	(4,578)	(4,273)
Unearned compensation	(1)	(2)
Treasury stock, at cost	(22,104)	(22,063)
Total Colgate-Palmolive Company shareholders’ equity	(113)	117
Noncontrolling interests	454	441
Total equity	341	558
Total liabilities and equity	$15,070	$15,034

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities
Net income including noncontrolling interests	$748	$600
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	133	128
Restructuring and termination benefits, net of cash	(30)	5
Stock-based compensation expense	16	17
Deferred income taxes	(99)	53
Voluntary benefit plan contributions	—	(102)
Cash effects of changes in:
Receivables	(211)	(145)
Inventories	29	(32)
Accounts payable and other accruals	220	44
Other non-current assets and liabilities	(38)	37
Net cash provided by operations	768	605
Investing Activities
Capital expenditures	(82)	(71)
Purchases of marketable securities and investments	(42)	(27)
Proceeds from sale of marketable securities and investments	16	—
Payment for acquisitions, net of cash acquired	(351)	—
Net cash used in investing activities	(459)	(98)
Financing Activities
Principal payments on debt	(1,200)	(1,774)
Proceeds from issuance of debt	1,188	2,076
Dividends paid	(373)	(366)
Purchases of treasury shares	(220)	(399)
Proceeds from exercise of stock options	297	71
Net cash provided by (used in) financing activities	(308)	(392)
Effect of exchange rate changes on Cash and cash equivalents	(30)	2
Net increase (decrease) in Cash and cash equivalents	(29)	117
Cash and cash equivalents at beginning of the period	883	726
Cash and cash equivalents at end of the period	$854	$843
Supplemental Cash Flow Information
Income taxes paid	$128	$149

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended March 31, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income					715		33
Other comprehensive income (loss), net of tax						(305)	(16)
Dividends ($0.87/per share)*					(738)		(4)
Stock-based compensation expense		16
Shares issued for stock options		133		164
Shares issued for restricted stock units		(15)		15
Treasury stock acquired				(220)
Other		1	1		3
Balance, March 31, 2020	$1,466	$2,623	$(1)	$(22,104)	$22,481	$(4,578)	$454

Three Months Ended March 31, 2019
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					560		40
Other comprehensive income (loss), net of tax						28	5
Dividends ($0.85)/per share)*					(734)		(2)
Stock-based compensation expense		17
Shares issued for stock options		33		49
Shares issued for restricted stock units		(13)		13
Treasury stock acquired				(399)
Other				1	(5)
Balance, March 31, 2019	$1,466	$2,241	$(3)	$(21,532)	$21,436	$(4,160)	$342

(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,467 at March 31, 2020 ($3,134 at March 31, 2019) and $3,128 at December 31, 2019 ($3,155 at December 31, 2018), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,122 at March 31, 2020 ($1,026 at March 31, 2019) and $1,138 at December 31, 2019 ($1,038 at December 31, 2018), respectively.

* Two dividends were declared in each of the first quarters of 2020 and 2019

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

For a complete set of financial statement notes, including the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”).

2.	Use of Estimates

Provisions for certain expenses, including income taxes, advertising and consumer promotion, are based on full year assumptions and are included in the accompanying Condensed Consolidated Financial Statements in proportion with estimated annual tax rates, the passage of time or estimated annual sales, as applicable.

3.	Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, FASB issued ASU No. 2020-03, "Codification to Financial Instruments." This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. This new guidance is effective for the Company beginning on January 1, 2021, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825).” This ASU clarifies three topics related to financial instruments accounting. This new guidance was effective for the Company beginning on January 1, 2020. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance was effective for the Company beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard was effective for the Company on a prospective basis beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” Codification Improvements to Financial Instruments-Credit Losses (Topic 326). Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-02) that provided additional guidance on this Topic. This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company adopted the new standard, which primarily impacts the Company’s trade receivables and related methodology for assessing the collectability of its customer accounts, on January 1, 2020, on a “modified retrospective” basis. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

4.	Acquisitions

Hello Products LLC

On January 31, 2020, the Company acquired Hello Products LLC, an oral care business, for cash consideration of $351. The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company’s strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses.

The total purchase price consideration of $351 has been allocated to the net assets acquired based on their respective preliminary estimated fair values as follows:

Receivables	$11
Inventories	13
Other assets and liabilities, net	(4)
Other intangible assets	200
Goodwill	131
Fair value of net assets acquired	$351

Other intangible assets acquired include trademarks of $155, which are considered to have an indefinite useful life, and customer relationships of $45, which have a finite useful life. Goodwill of $131 was allocated to the North America segment.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation no later than the first quarter of 2021.

Pro forma results of operations have not been presented as the impact on the Company’s Condensed Consolidated Financial Statements is not material.

Laboratoires Filorga Cosmétiques (“Filorga”)

On September 19, 2019 (the “Acquisition Date”), the Company acquired the Filorga skin health business for cash consideration of €1,516 (approximately $1,674), which included interest on the equity purchase price, plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. Filorga is a premium anti-aging skin health brand focused primarily on facial care. This acquisition is part of the Company’s strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses, including by expanding its portfolio in premium skin health.

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
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5.	Restructuring and Related Implementation Charges

The Company’s restructuring program (the "Global Growth and Efficiency Program"), which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program's three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions, and optimizing the global supply chain and facilities. There were no restructuring and implementation-related charges incurred for the three months ended March 31, 2020.

For the three months ended March 31, 2019 restructuring and implementation-related charges are reflected in the income statement as follows:

Three Months Ended
March 31, 2019
Cost of sales	$11
Selling, general and administrative expenses	4
Other (income) expense, net	13
Non-service related postretirement costs	1
Total Global Growth and Efficiency Program charges, pretax	$29

Total Global Growth and Efficiency Program charges, aftertax	$22

Restructuring and implementation-related charges in the preceding table were recorded in the Corporate segment as these decisions were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

The following table summarizes the activity for restructuring accrual:

	Three Months Ended March 31, 2020
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2019	$26	$—	$—	$74	$100
Charges	—	—	—	—	—
Cash payments	(15)	—	—	(15)	(30)
Charges against assets	—	—	—	—	—
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	—	—
Balance at March 31, 2020	$10	$—	$—	$59	$69

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class are as follows:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$329	$305
Work-in-process	46	49
Finished goods	976	1,056
Total Inventories, net	$1,351	$1,410
Non-current inventory, net	$(50)	$(10)
Current Inventories, net	$1,301	$1,400

7.    Earnings Per Share

For the three months ended March 31, 2020 and 2019, earnings per share were as follows:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$715	856.9	$0.83	$560	862.0	$0.65
Stock options and restricted stock units		1.5			1.2
Diluted EPS	$715	858.4	$0.83	$560	863.2	$0.65

For the three months ended March 31, 2020 and 2019, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 20,965,110 and 21,980,033, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.	Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended March 31, 2020 and 2019 were as follows:

	2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(320)	$(339)	$27	$21
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	2	1	(1)	(1)
Amortization of net actuarial loss, transition and prior service costs (1)	17	15	17	13
Retirement plans and other retiree benefits adjustments	19	16	16	12
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	25	20	(2)	(2)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(3)	(2)	(4)	(3)
Gains (losses) on cash flow hedges	22	18	(6)	(5)
Total Other comprehensive income (loss)	$(279)	$(305)	$37	$28

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

9.	Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$4	$4	$6	$4
Interest cost	19	23	5	5	11	11
Expected return on plan assets	(27)	(26)	(4)	(5)	—	(1)
Amortization of actuarial loss (gain)	11	13	1	2	5	2
Net periodic benefit cost	$3	$10	$6	$6	$22	$16

For the three months ended March 31, 2020 and 2019, the Company made voluntary contributions to its U.S. postretirement plans of $0 and $102, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.	Income Taxes

The provision for income taxes for the quarter ended March 31, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the Tax Cuts and Jobs Acts (the "TCJA").

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company has now determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes.

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company's divisions, the Company now believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $118. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $49, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries have historically been subject to investigations, and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of March 31, 2020 of such competition law matters pending against the Company during the three months ended March 31, 2020 is set forth below.

▪
In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company’s Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company’s Greek subsidiary and the Greek competition authority have appealed the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of March 31, 2020 and December 31, 2019, there were 121 individual cases pending against the Company in state and federal courts throughout the United States. During the three months ended March 31, 2020, five new cases were filed and five cases were resolved by voluntary dismissal or settlement. The value of the settlements in the quarter presented was not material, either individually or in the aggregate, to the period’s results of operations.

The Company believes that a significant portion of its costs incurred in defending and resolving these claims will be covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

While the Company and its legal counsel believe that these cases are without merit and intend to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. With the exception of one case where the Company received an adverse jury verdict in the second quarter of 2019 that the Company has appealed, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to these cases because the amount of any possible losses from such cases currently cannot be reasonably estimated.

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

The accounting policies of the operating segments are generally the same as those described in Note 2, Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Intercompany sales have been eliminated. Corporate operations include costs related to stock options and restricted stock units, research and development costs, Corporate overhead costs and gains and losses on sales of non-core product lines and assets. The Company reports these items within Corporate operations as they relate to Corporate-based responsibilities and decisions and are not included in the internal measures of segment operating performance used by the Company to measure the underlying performance of the operating segments.

Net sales by segment were as follows:

	Three Months Ended
	March 31,
	2020	2019
Net sales
Oral, Personal and Home Care
North America	$929	$853
Latin America	889	889
Europe	675	602
Asia Pacific	633	700
Africa/Eurasia	252	240
Total Oral, Personal and Home Care	3,378	3,284
Pet Nutrition	719	600
Total Net sales	$4,097	$3,884

Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended
	March 31,
	2020	2019
Net sales
Oral Care	44%	48%
Personal Care	20%	19%
Home Care	18%	18%
Pet Nutrition	18%	15%
Total Net sales	100%	100%

Operating profit by segment was as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating profit
Oral, Personal and Home Care
North America	$258	$249
Latin America	248	232
Europe	154	151
Asia Pacific	161	189
Africa/Eurasia	56	46
Total Oral, Personal and Home Care	877	867
Pet Nutrition	203	164
Corporate	(128)	(152)
Total Operating profit	$952	$879

Corporate Operating profit (loss) for the three months ended March 31, 2020 included a charge for acquisition-related costs of $6. Corporate Operating profit (loss) for the three months ended March 31, 2019, included charges of $28 resulting from the Global Growth and Efficiency Program, which ended on December 31, 2019.

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

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	16	4	Other liabilities	—	—
Foreign currency contracts	Other current assets	58	6	Other accruals	8	15
Foreign currency contracts	Other assets	—	—	Other liabilities	9	14
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$74	$10		$18	$29

Other financial instruments
Marketable securities	Other current assets	$43	$23
Total other financial instruments		$43	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of March 31, 2020 and December 31, 2019. The estimated fair value of the Company’s long-term debt, including the current portion, as of March 31, 2020 and December 31, 2019, was $7,909 and $8,056, respectively, and the related carrying value was $7,591 and $7,587, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to cumulative basis adjustment for fair value hedges as of:

	March 31, 2020	December 31, 2019
Long-term debt:
Carrying amount of hedged item	$415	$403
Cumulative hedging adjustment included in the carrying amount	16	4

The following tables present the notional values as of:

	March 31, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$535	$—	$400	$—	$935
Cash Flow Hedges	718	—	—	21	739
Net Investment Hedges	473	3,752	—	—	4,225

	December 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$388	$—	$400	$—	$788
Cash Flow Hedges	761	—	—	20	781
Net Investment Hedges	478	3,856	—	—	4,334

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(12)	$—	$—	$(3)
Hedged items	—	—	12	—	—	3
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	24	—	—	(1)	—
Hedged items	—	(24)	—	—	1	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	2	—	—	3	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	1	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$3	$—	$—	$4	$—	$—

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	March 31,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$25	$(3)
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	1
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	25	6
Gain (loss) on hedged items	(25)	(6)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	65	29
Gain (loss) on hedged items	(65)	(29)
Total unrealized gain (loss) on hedges recognized in OCI	$25	$(2)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

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

Operationally, we are organized along geographic lines with management teams having responsibility for the business and financial results in each region. We compete in more than 200 countries and territories worldwide with established businesses in all regions contributing to our sales and profitability. Approximately 70% of our Net sales are generated from markets outside the U.S., with approximately 45% of our Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe). This geographic diversity and balance help to reduce our exposure to business and other risks in any one country or part of the world.

The Oral, Personal and Home Care product segment is managed geographically in five reportable operating segments: North America, Latin America, Europe, Asia Pacific and Africa/Eurasia, all of which sell primarily to a variety of traditional and eCommerce retailers, wholesalers and distributors. Through Hill’s Pet Nutrition, we also compete on a worldwide basis in the pet nutrition market, selling products principally through authorized pet supply retailers, veterinarians and eCommerce retailers. We are engaged in manufacturing and sourcing of products and materials on a global scale and have major manufacturing, warehousing facilities and distribution centers in every region around the world.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include net sales (including volume, pricing and foreign exchange components), organic sales growth (net sales growth excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, and gross profit margin, operating profit, net income and earnings per share, in each case, on a GAAP and non-GAAP basis, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital. In addition, we review market share data to assess how our brands are performing within their categories on a global and regional basis. The monitoring of these indicators and our Code of Conduct and corporate governance practices help to maintain business health and strong internal controls. For additional information regarding non-GAAP financial measures and the Company’s use of market share data and the limitations of such data, see “Non-GAAP Financial Measures” and “Market Share Information” below.

COVID-19

The novel coronavirus (“COVID-19”) has had a profound impact on the way people live, work, interact and shop and has severely restricted economic activity around the world. We have a well-established Crisis Management Team (“CMT”) process, and the CMT, together with our senior management team and Colgate people around the world, are working to respond to the challenges presented by COVID-19.

During the quarter ended March 31, 2020, many of the communities in which we manufacture, market and sell our products have experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business. In so doing, the health and safety of Colgate employees has been our first priority and, wherever possible, we have asked our employees globally to work from home, including most employees in our New York City headquarters, Piscataway, New Jersey technology campus, hubs and subsidiaries worldwide and shared business service centers. In those instances where our employees cannot work from home, such as in our factories and in certain of our laboratories, we have implemented additional safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. Even with such measures in place, we have experienced

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

some limited factory closures, particularly in India, and in some instances we have seen increased instances of absenteeism. In addition, some of our suppliers, customers, distributors and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across most of our categories in the quarter ended March 31, 2020. While some of this increase has been caused by consumers’ pantry-loading activity, we believe that some of the increased demand for our health and hygiene products (for example, liquid hand soap) is the result of increased consumption and may be sustainable. At the same time, we experienced declines in Greater China, India and in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement. We have also seen changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. During the quarter ended March 31, 2020, in some instances, we were not able to keep up with the increased consumer demand for our products and our products were at times out of stock on retailers’ shelves. We expect that this may continue for a period of time as we continue to ramp up production of in-demand products.

Government actions in response to COVID-19 could, in the future, impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. Nonetheless, we believe that, in the long-term, consumer demand for products in our categories will be strong. However, uncertainty continues surrounding the timing and extent of recovery, when travel and movement restrictions will abate, the timing and impact of consumer pantry-loading activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products.

While we currently expect to be able to continue operating our business as described above and we intend to continue to work with government authorities and to follow the necessary protocols to maintain the health and safety of our employees and contract providers, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

Business Strategy

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

The provision for income taxes for the quarter ended March 31, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described in “Results of Operations-Income Taxes,” and in Note 10, Income Taxes to the Condensed Consolidated Financial Statements, both items were previously recorded in connection with the charge recorded in 2017 and revised in 2018 related to the Tax Cuts and Jobs Act (the “TCJA”).
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
Our restructuring program, known as the "Global Growth and Efficiency Program," concluded on December 31, 2019. The program's initiatives were designed to help us ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance our global leadership positions in our core businesses. See Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to the COVID-19 crisis. Although we have seen short-term improvement in category growth rates due to consumer pantry-loading activity, we have seen increased volatility in consumption rates in our categories and expect category growth rates to slow going forward as pantry inventory diminishes and to remain below historical levels. While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We expect promotional activities to increase as retailers try aggressively to get consumers back into the stores after prolonged “stay at home” and other government restrictions ease over the coming months. We have been negatively affected by changes in the policies or practices of our retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of our products. In addition, the retail landscape in many of our markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to the COVID-19 crisis in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience increasingly volatile foreign currency fluctuations and higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

As discussed above, we continue to closely monitor the impact of COVID-19 on our business. While we have taken, and will continue to take, measures to mitigate the effects of COVID-19, we cannot estimate with certainty the full extent of COVID-19’s impact on our business, results of operations, cash flows and/or financial condition. For more information about factors that could impact our business, including due to COVID-19, see “Risk Factors” in Part II, Item IA of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

In summary, we believe we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain and continued focus on our key priorities: growing sales through engaging with consumers, developing world-class innovation and working with retail partners; driving efficiency on every line of the income statement to increase margins; generating strong cash flow performance and utilizing that cash effectively to enhance total shareholder return; and leading to win by staying true to the Company’s culture and focusing on its stakeholders. Our key focus is to sustain the underlying momentum of our business, to adapt our financial plans to deliver on 2020, while leaving us well positioned for a return to stronger growth in 2021. Our commitment to these priorities, together with the strength of our global brands, our broad international presence in both developed and emerging markets and cost-saving initiatives, such as our funding-the-growth initiatives, should position us well to manage through the COVID-19 crisis and to increase shareholder value over the long term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,097 in the first quarter of 2020, up 5.5% from the first quarter of 2019, as volume growth of 7.0% and net selling price increases of 2.0% were partially offset by negative foreign exchange of 3.5%. Acquisitions contributed 1.5% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 7.5% in the first quarter of 2020. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,378 in the first quarter of 2020, up 3.0% from the first quarter of 2019, as volume growth of 5.5% and net selling price increases of 1.5% were partially offset by negative foreign exchange of 4.0%. Acquisitions contributed 2.0% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 5.0% in the first quarter of 2020.

The Company’s share of the global toothpaste market was 40.5% on a year-to-date basis, down 0.9 share points from the year ago period, and its share of the global manual toothbrush market was 32.1% on a year-to-date basis, up 0.5 share points from the year ago period. Year-to-date market shares in toothpaste were up in Latin America and Europe and down in North America, Asia Pacific and Africa/Eurasia versus the comparable 2019 period. In the manual toothbrush category, year-to-date market shares were up in Latin America, Europe and Asia Pacific, flat in Africa/Eurasia and down in North America versus the comparable 2019 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $719 in the first quarter of 2020, up 20.0% from the first quarter of 2019, as volume growth of 17.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 1.0%. Organic sales in the Hill’s Pet Nutrition segment increased 21.0% in the first quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,465 in the first quarter of 2020 from $2,287 in the first quarter of 2019. Gross profit in the first quarter of 2020 included acquisition-related costs. Gross profit in the first quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding acquisition-related costs in the first quarter of 2020 and charges resulting from the Global Growth and Efficiency Program in the first quarter of 2019, Gross profit increased to $2,469 in the first quarter of 2020 from $2,298 in the first quarter of 2019, reflecting an increase of $126 resulting from higher Net sales and an increase of $45 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.2% in the first quarter of 2020 from 58.9% in the first quarter of 2019. Excluding the items described above in both periods as applicable, Gross profit margin increased by 110 basis points (bps) to 60.3% in the first quarter of 2020 from 59.2% in the first quarter of 2019. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (150 bps), higher pricing (70 bps) and favorable mix (20 bps), partially offset by higher raw and packaging material costs (130 bps), which included foreign exchange transaction costs.

	Three Months Ended March 31,
	2020	2019
Gross profit, GAAP	$2,465	$2,287
Acquisition-related costs	4	—
Global Growth and Efficiency Program	—	11
Gross profit, non-GAAP	$2,469	$2,298

	Three Months Ended March 31,
	2020	2019	Basis Point Change
Gross profit margin, GAAP	60.2%	58.9%	130
Acquisition-related costs	0.1	—
Global Growth and Efficiency Program	—	0.3
Gross profit margin, non-GAAP	60.3%	59.2%	110

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 8% to $1,473 in the first quarter of 2020 from $1,365 in the first quarter of 2019. Selling, general and administrative expenses in the first quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the first quarter of 2019, Selling, general and administrative expenses increased to $1,473 in the first quarter of 2020 from $1,361 in the first quarter of 2019, reflecting higher overhead expenses of $57 and increased advertising investment of $55.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.0% in the first quarter of 2020 from 35.1% in the first quarter of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the first quarter of 2019, Selling, general and administrative expenses as a percentage of Net sales increased by 100 bps to 36.0% in the first quarter of 2020 as compared to 35.0% in the first quarter of 2019. This increase was due to increased advertising investment (80 bps) and higher overhead expenses (20 bps) primarily due to higher logistics costs, both as a percentage of Net sales. In the first quarter of 2020, advertising investment increased as a percentage of Net sales to 11.8% from 11.0% in the first quarter of 2019 or 13% in absolute terms to $484, as compared with $429 in the first quarter of 2019.

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative expenses, GAAP	$1,473	$1,365
Global Growth and Efficiency Program	—	(4)
Selling, general and administrative expenses, non-GAAP	$1,473	$1,361

	Three Months Ended March 31,
	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.0%	35.1%	90
Global Growth and Efficiency Program	—	(0.1)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.0%	35.0%	100

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 8% to $952 in the first quarter of 2020 from $879 in the first quarter of 2019. Operating profit in the first quarter of 2020 included acquisition-related costs. Operating profit in the first quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding acquisition-related costs in the first quarter of 2020 and charges resulting from the Global Growth and Efficiency Program in the first quarter of 2019, Operating profit increased to $958 in the first quarter of 2020 from $907 in the first quarter of 2019, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.2% in the first quarter of 2020, an increase of 60 bps compared to 22.6% in the first quarter of 2019. Excluding the items described above in both periods as applicable, Operating profit margin was 23.4% in the first quarter of 2020, even with the first quarter of 2019, as higher Gross profit (110 bps) was largely offset by increases in Selling, general and administrative expenses (100 bps), both as a percentage of Net sales.

	Three Months Ended March 31,
	2020	2019	% Change
Operating profit, GAAP	$952	$879	8%
Global Growth and Efficiency Program	—	28
Acquisition-related costs	6	—
Operating profit, non-GAAP	$958	$907	6%

	Three Months Ended March 31,
	2020	2019	Basis Point Change
Operating profit margin, GAAP	23.2%	22.6%	60
Global Growth and Efficiency Program	—	0.8
Acquisition-related costs	0.2	—
Operating profit margin, non-GAAP	23.4%	23.4%	—

Non-Service Related Postretirement Costs

Non-service related postretirement costs were $21 in the first quarter of 2020, as compared to $25 in the first quarter of 2019. Non-service related postretirement costs in the first quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the first quarter of 2019, Non-service related postretirement costs were $21 in the first quarter of 2020, as compared to $24 in the first quarter of 2019.

	Three Months Ended March 31,
	2020	2019
Non-service related postretirement costs, GAAP	$21	$25
Global Growth and Efficiency Program	—	(1)
Non-service related postretirement costs, non-GAAP	$21	$24

Interest (Income) Expense, Net

Interest (income) expense, net was $36 in the first quarter of 2020 as compared to $40 in the first quarter of 2019, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 16.4% for the first quarter of 2020 as compared to 26.3% for the first quarter of 2019. As reflected in the table below, the non-GAAP effective income tax rate was 24.4% for the quarter ended March 31, 2020, as compared to 26.2% in the comparable period of 2019.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.7%, compared to 26.1% in the first quarter of 2019. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended March 31,
	2020			2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$895	$147	16.4%	$814	$214	26.3%
Global Growth and Efficiency Program	—	—	—	29	7	(0.1)
Subsidiary and operating structure initiatives	—	71	7.9%	—	—	—
Acquisition-related costs	6	2	0.1%	—	—	—
Non-GAAP	$901	$220	24.4%	$843	$221	26.2%
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

The provision for income taxes for the quarter ended March 31, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the TCJA.

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company has now determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes.

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company's divisions, the Company now believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company for the first quarter of 2020 increased to $715 from $560 in the first quarter of 2019, and Earnings per common share on a diluted basis increased to $0.83 per share in the first quarter of 2020 from $0.65 in the first quarter of 2019. Net income attributable to Colgate-Palmolive Company in the first quarter of 2020 included acquisition-related costs and a benefit related to subsidiary and operating structure initiatives and Net income attributable to Colgate-Palmolive Company in the first quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. See Note 10, Income Taxes for additional information.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first quarter of 2020 increased 11% to $648 from $582 in the first quarter of 2019, and Earnings per common share on a diluted basis increased 12% to $0.75 in the first quarter of 2020 from $0.67 in the first quarter of 2019.

	Three Months Ended March 31, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$895	$147	$748	$715	$0.83
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	—
Non-GAAP	$901	$220	$681	$648	$0.75

	Three Months Ended March 31, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$814	$214	$600	$560	$0.65
Global Growth and Efficiency Program	29	7	22	22	0.02
Non-GAAP	$843	$221	$622	$582	$0.67
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$929	$853	9.0%
Operating profit	$258	$249	4%
% of Net sales	27.8%	29.2%	(140)	bps

Net sales in North America increased 9.0% in the first quarter of 2020 to $929, as volume growth of 9.5% was partially offset by negative foreign exchange of 0.5%, while net selling prices were flat. The Company's acquisition of Hello Products LLC contributed 1.5% to volume in North America. Organic sales in North America increased 8.0% in the first quarter of 2020. Organic sales growth was led by the United States.

The increase in organic sales in North America in the first quarter of 2020 versus the first quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and prescription dental categories, partially offset by a decline in organic sales in the mouthwash category. The increase in Personal Care was primarily due to organic sales growth in the skin health, liquid hand soap and bar soap categories. The increase in Home Care was primarily due to organic sales growth in the hand dish, liquid cleaner and fabric softener categories.

Operating profit in North America increased 4% in the first quarter of 2020 to $258, while as a percentage of Net sales it decreased 140 bps to 27.8%. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (100 bps) and Other (income) expense, net (50 bps), partially offset by an increase in Gross profit (10 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (120 bps), partially offset by higher raw and packaging material costs (60 bps) and unfavorable mix (30 bps). This increase in Selling, general and administrative expenses was primarily due to increased advertising investment (80 bps) and higher overhead expenses (20 bps), primarily driven by higher logistics costs.

Latin America

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$889	$889	—%
Operating profit	$248	$232	7%
% of Net sales	27.9%	26.1%	180	bps

Net sales in Latin America in the first quarter of 2020 were $889, even with the first quarter of 2019, as volume growth of 4.0% and net selling price increases of 6.5% were offset by negative foreign exchange of 10.5%. Organic sales in Latin America increased 10.5% in the first quarter of 2020. Organic sales growth was led by Argentina, Brazil and Mexico.

The increase in organic sales in Latin America in the first quarter of 2020 versus the first quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste, manual toothbrush and mouthwash categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the liquid cleaner and hand dish categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America increased 7% in the first quarter of 2020 to $248, or 180 bps to 27.9% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (140 bps) as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (200 bps), partially offset by higher raw and packaging material costs (240 bps), which included foreign exchange transaction costs.

Europe

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$675	$602	12%
Operating profit	$154	$151	2%
% of Net sales	22.8%	25.1%	(230)	bps

Net sales in Europe increased 12.0% in the first quarter of 2020 to $675, as volume growth of 16.5% was partially offset by net selling price decreases of 1.5% and negative foreign exchange of 3.0%. The Company's acquisition of the Filorga skin health business contributed 8.5% to volume in Europe. Organic sales in Europe increased 6.5% in the first quarter of 2020. Organic sales growth was led by the United Kingdom and Germany.

The increase in organic sales in Europe in the first quarter of 2020 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category, partially offset by declines in organic sales in the prescription dental and battery-powered toothbrush categories. The increase in Personal Care was primarily due to an increase in organic sales in the liquid hand soap, body wash and bar soap categories. The increase in Home Care was primarily due to organic sales growth in the spray and liquid cleaners, household bleach and hand dish categories.

Operating profit in Europe increased 2% in the first quarter of 2020 to $154, while as a percentage of Net sales it decreased 230 bps to 22.8%. This decrease in Operating profit as a percentage of Net Sales was due to increases in Selling, general and administrative expenses (230 bps) and Other (income) expense, net (130 bps), partially offset by an increase in Gross profit (130 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to favorable mix (140 bps) and cost savings from the Company’s funding-the-growth initiatives (110 bps), partially offset by higher raw and packaging material costs (60 bps), which included foreign exchange transaction costs, and lower pricing. This increase in Selling, general and administrative expenses was due to higher overhead expenses (170 bps) and increased advertising investment (60 bps). This increase in Other (income) expense, net was due to the incremental amortization expense related to the Filorga acquisition (130 bps).

Asia Pacific

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$633	$700	(9.5)%
Operating profit	$161	$189	(15)%
% of Net sales	25.4%	27.0%	(160)	bps

Net sales in Asia Pacific decreased 9.5% in the first quarter of 2020 to $633, as volume declines of 8.5% and negative foreign exchange of 2.0% were partially offset by net selling price increases of 1.0%. Organic sales in Asia Pacific decreased 7.5% in the first quarter of 2020. Organic sales declines in the Greater China region and India were partially offset by organic sales growth in Australia.

The decrease in organic sales in Asia Pacific in the first quarter of 2020 was primarily due to a decrease in Oral Care organic sales. The decrease in Oral Care was primarily due to declines in organic sales in the toothpaste and manual toothbrush categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific decreased 15% in the first quarter of 2020 to $161, or 160 bps to 25.4% of Net Sales. This decrease in Operating profit as a percentage of Net sales was primarily due to an increase in Selling, general and administrative expenses (180 bps), partially offset by an increase in Gross profit (10 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (180 bps), partially offset by higher raw and packaging material costs (150 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (140 bps), primarily driven by higher logistics costs, and increased advertising investment (40 bps).

Africa/Eurasia

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$252	$240	5.0%
Operating profit	$56	$46	22%
% of Net sales	22.2%	19.2%	300	bps

Net sales in Africa/Eurasia increased 5.0% in the first quarter of 2020 to $252, as volume growth of 10.0% was partially offset by net selling price decreases of 0.5% and negative foreign exchange of 4.5%. The Company’s acquisition of a 51% controlling interest in Colgate Tolaram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the “Nigeria Joint Venture”), contributed 1.5% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 8.0% in the first quarter of 2020. Organic sales growth was led by Turkey and Russia.

The increase in organic sales in Africa/Eurasia in the first quarter of 2020 versus the first quarter of 2019 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap and body wash categories.

Operating profit in Africa/Eurasia increased 22% in the first quarter of 2020 to $56, or 300 bps to 22.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (270 bps) and a decrease in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (230 bps) and lower raw and packaging material costs (40 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (230 bps), partially offset by increased advertising investment (190 bps).

Hill’s Pet Nutrition

	Three Months Ended March 31,
	2020	2019	Change
Net sales	$719	$600	20.0%
Operating profit	$203	$164	24%
% of Net sales	28.2%	27.3%	90	bps

Net sales for Hill’s Pet Nutrition increased 20.0% in the first quarter of 2020 to $719, as volume growth of 17.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 1.0%. Organic sales in Hill’s Pet Nutrition increased 21.0% in the first quarter of 2020. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the first quarter of 2020 versus the first quarter of 2019 was primarily due to increases in organic sales in the Prescription Diet and Science Diet categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Hill’s Pet Nutrition increased 24% in the first quarter of 2020 to $203, or 90 bps to 28.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (120 bps), partially offset by an increase in Selling, general and administrative expenses (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (130 bps) and higher pricing, partially offset by higher raw and packaging material costs (170 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (210 bps), partially offset by lower overhead expenses (160 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of March 31, 2020, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States and one of the putative class action lawsuits in Canada have been voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit are not expected to have a material impact in future periods.

Corporate

	Three Months Ended March 31,
	2020	2019	Change
Operating profit (loss)	$(128)	$(152)	(16)%

Operating profit (loss) related to Corporate was ($128) in the first quarter of 2020 as compared to ($152) in the first quarter of 2019. In the first quarter of 2020, Corporate Operating profit (loss) included acquisition-related costs of $6. In the first quarter of 2019, Corporate Operating profit (loss) included charges of $28 resulting from the Global Growth and Efficiency Program, which concluded on December 31, 2019.

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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended March 31, 2020 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, the charges resulting from the Global Growth and Efficiency Program, acquisition-related costs and a benefit related to a recent reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure being implemented within one of the Company's divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisition, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended March 31, 2020 and 2019 is presented within the applicable section of Results of Operations.

The following table provides a quantitative reconciliation of Net sales growth to organic sales growth for the three months ended March 31, 2020:

Three Months Ended March 31, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	9.0%	(0.5)%	1.5%	8.0%
Latin America	—%	(10.5)%	—%	10.5%
Europe	12.0%	(3.0)%	8.5%	6.5%
Asia Pacific	(9.5)%	(2.0)%	—%	(7.5)%
Africa/Eurasia	5.0%	(4.5)%	1.5%	8.0%
Total Oral, Personal and Home Care	3.0%	(4.0)%	2.0%	5.0%
Pet Nutrition	20.0%	(1.0)%	—%	21.0%
Total Company	5.5%	(3.5)%	1.5%	7.5%

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

Net cash provided by operations increased 27% to $768 in the first three months of 2020, compared with $605 in the comparable period of 2019, primarily due to higher net income, lower voluntary contributions to the Company’s pension plans and lower income tax payments. The Company continues to be tightly focused on working capital. The Company’s working capital was (3.6%) as a percentage of Net sales in the first three months of 2020 as compared to (3.9%) in the first three months of 2019. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $459 of cash in the first three months of 2020, compared with $98 in the comparable period of 2019. As more fully described below, investing activities in the first three months of 2020 include the Company’s acquisition of Hello Products LLC.

On September 19, 2019, the Company acquired Filorga for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. On August 15, 2019, the Company acquired a 51% controlling interest in the Nigeria Joint Venture for $31. On January 31, 2020, the Company acquired Hello Products LLC for cash consideration of $351.

These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, the Company moderated its share repurchases in the first quarter of 2020 and will continue to do so into 2021 in order to reduce debt levels.

Capital spending was $82 in the first three months of 2020 compared to $71 in the comparable period of 2019. Capital expenditures for 2020 are expected to be approximately 2.5% to 3.0% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $308 of cash during the first three months of 2020, compared with $392 used in the comparable period of 2019, primarily reflecting higher proceeds from the exercise of stock options in the first three months of 2020 compared with the comparable period of 2019.

Long-term debt, including the current portion, increased to $7,591 as of March 31, 2020 as compared to $7,587 as of December 31, 2019 and total debt was $7,846 as of March 31, 2020 as compared to $7,847 as of December 31, 2019. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and the repayment of the Company’s $500 1.75% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due May 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $858 and $216 as of March 31, 2020 and 2019, respectively. The average daily balances outstanding for commercial paper in the first three months of 2020 and 2019 were $1,694 and $1,548, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit of approximately $4,500 (including under the facilities discussed below) or by issuing medium-term notes pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2019, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2020. Commitment fees related to the credit facilities are not material.

Certain of the agreements with respect to the Company’s bank borrowings contain financial and other covenants as well as cross-default provisions. Noncompliance with these requirements could ultimately result in the acceleration of amounts owed. The Company is in full compliance with all such requirements and believes the likelihood of noncompliance is remote. Refer to Note 6, Long term Debt and Credit Facilities, on the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further information about the Company’s long-term debt and credit facilities.

In the first quarter of 2020, the Company increased the quarterly common stock dividend to $0.44 per share from $0.43 per share previously, effective in the second quarter of 2020.

Cash and cash equivalents decreased $29 during the first three months of 2020 to $854 at March 31, 2020, compared to $883 at December 31, 2019, most of which ($794 and $798, respectively) were held by the Company’s foreign subsidiaries.

During the quarter ended March 31, 2020, COVID-19 did not have a significant impact on the Company’s access to global credit and capital markets needed to maintain sufficient liquidity for its continued operating and cash needs. For more information regarding the anticipated impact of COVID-19, see “Executive Overview” and “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Goodwill and Indefinite-Lived Intangible Assets

As a result of the COVID-19 pandemic, the Company assessed whether a “triggering event” had occurred indicating a possible impairment of its goodwill and indefinite life intangible assets. As a result of this assessment, the Company determined that a “triggering event” had occurred relative to its recently acquired Filorga skin health business and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Filorga reporting unit and its indefinite-life intangible assets. Based on the analysis, the Company determined that the fair value of the Filorga reporting unit and the related indefinite life intangible assets continue to exceed their carrying values and were not impaired as of March 31, 2020.

Determining the fair value of the Filorga reporting unit and indefinite-lived intangible assets requires significant judgment and estimates by management regarding several key inputs, including future cash flows consistent with management’s strategic plans, sales growth rates and the selection of royalty rates and a discount rate, amongst others. Estimating sales growth rates requires significant judgment by management in areas such as future economic conditions, category and industry growth rates, product pricing, consumer tastes and preferences and future expansion expectations. Given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and interest rates in general and on the Filorga business in particular, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Filorga reporting unit, resulting in potential impairment charges in subsequent periods. As of March 31, 2020, the fair value of the Filorga reporting unit exceeded its carrying value by 10%. A reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in a reduction of the fair value of the Filorga reporting unit of approximating 5%. Given the recent acquisition of Filorga, where there is inherently a lower surplus of fair value over carrying value, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses of our reporting units and indefinite-lived intangible assets in future periods.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to achieve our sustainability goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and subsequent Quarterly Reports on Form 10-Q).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Quantitative and Qualitative Disclosures about Market Risk

There is no material change in the information reported under Part II, Item 7, “Managing Foreign Currency, Interest Rate, Commodity Price and Credit Risk Exposure” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A.    Risk Factors

With the exception of the change in risk factors discussed below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

We face various risks related to pandemics, epidemics or similar widespread public health concerns, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face various risks related to pandemics, epidemics or similar widespread public health concerns, including the novel coronavirus pandemic (“COVID-19”). A pandemic, epidemic or similar widespread health concern could have, and COVID-19 has had and may continue to have, a variety of impacts on our business, results of operations, cash flows and financial condition, including:

•	Our ability to continue to maintain and support the health and safety of our employees, including key employees;

•
Volatility in the demand for and availability of our products, which may be caused by the temporary inability of our consumers to purchase our products due to illness, financial hardship, quarantine, government actions mandating the closure of our distributors or retailers or imposing travel or movement restrictions, shifts in demand away from more discretionary or higher priced products to lower priced products, or pantry-loading activity;

•	Changes in purchasing patterns of our consumers, including the frequency of visits by consumers to retail locations and a shift to purchasing our products online from eCommerce retailers;

•
Inability to meet our customers' needs and achieve our cost targets due to temporary or long-term disruptions in the manufacture, sourcing and distribution of our products or materials despite our business continuity and contingency plans in place for key manufacturing sites and the supply of raw and packaging materials;

•
Failure of third parties on which we rely, including our suppliers, contract manufacturers, customers, commercial banks, joint venture partners and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;

•
Significant changes in the economic and political conditions of the markets in which we operate, which could restrict and have restricted our employees’ ability to work and travel, could mandate and have mandated or caused the closure of certain distributors or retailers, our offices, shared business service centers and/or operating and manufacturing facilities or otherwise could prevent and have prevented us as well as our third-party partners, suppliers or customers from sufficiently staffing operations, including operations necessary for the manufacture, distribution, sale and support of our products; and/or

•	Disruptions and volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital, and currency and commodity prices.

Despite our efforts to manage these impacts, their ultimate impact also depends on factors beyond our knowledge or control, including the duration, severity and geographic scope of an outbreak, including COVID-19, and the actions taken to contain its spread and mitigate its public health and economic effects.

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

The following table shows the stock repurchase activity for the three months in the quarter ended March 31, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
January 1 through 31, 2020	797,787	$69.81	762,303	$3,229
February 1 through 29, 2020	1,294,084	$74.52	1,183,595	$3,141
March 1 through 31, 2020	1,031,036	$67.36	993,383	$3,074
Total	3,122,907	$70.95	2,939,281

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs.
(2) The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 183,626 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of March 31, 2020.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	Form of Performance Stock Unit Award Agreement for the 2020-2022 Performance Cycle.* **

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. **

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.**

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.***

101
The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

May 1, 2020	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

May 1, 2020	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

May 1, 2020	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller