Form 10-Q
period 2020-06-30
COLGATE PALMOLIVE CO
filed 2020-07-31
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	857,400,188	June 30, 2020

PART I. FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$3,897	$3,866	$7,994	$7,750
Cost of sales	1,528	1,558	3,160	3,155
Gross profit	2,369	2,308	4,834	4,595
Selling, general and administrative expenses	1,395	1,369	2,868	2,734
Other (income) expense, net	28	51	68	94
Operating profit	946	888	1,898	1,767
Non-service related postretirement costs	20	27	41	52
Interest (income) expense, net	35	38	71	78
Income before income taxes	891	823	1,786	1,637
Provision for income taxes	216	205	363	419
Net income including noncontrolling interests	675	618	1,423	1,218
Less: Net income attributable to noncontrolling interests	40	32	73	72
Net income attributable to Colgate-Palmolive Company	$635	$586	$1,350	$1,146

Earnings per common share, basic	$0.74	$0.68	$1.58	$1.33

Earnings per common share, diluted	$0.74	$0.68	$1.57	$1.33

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income including noncontrolling interests	$675	$618	$1,423	$1,218
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	68	25	(287)	51
Retirement plans and other retiree benefit adjustments	14	13	30	25
Gains (losses) on cash flow hedges	(21)	(2)	(3)	(7)
Total Other comprehensive income (loss), net of tax	61	36	(260)	69
Total Comprehensive income including noncontrolling interests	736	654	1,163	1,287
Less: Net income attributable to noncontrolling interests	40	32	73	72
Less: Cumulative translation adjustments attributable to noncontrolling interests	3	(5)	(13)	—
Total Comprehensive income attributable to noncontrolling interests	43	27	60	72
Total Comprehensive income attributable to Colgate-Palmolive Company	$693	$627	$1,103	$1,215
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$997	$883
Receivables (net of allowances of $85 and $76, respectively)	1,231	1,440
Inventories	1,524	1,400
Other current assets	460	456
Total current assets	4,212	4,179
Property, plant and equipment:
Cost	8,197	8,580
Less: Accumulated depreciation	(4,714)	(4,830)
	3,483	3,750
Goodwill	3,628	3,508
Other intangible assets, net	2,787	2,667
Deferred income taxes	224	177
Other assets	807	753
Total assets	$15,141	$15,034
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$253	$260
Current portion of long-term debt	255	254
Accounts payable	1,189	1,237
Accrued income taxes	500	370
Other accruals	2,383	1,917
Total current liabilities	4,580	4,038
Long-term debt	6,884	7,333
Deferred income taxes	400	507
Other liabilities	2,545	2,598
Total liabilities	14,409	14,476
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,666	2,488
Retained earnings	22,731	22,501
Accumulated other comprehensive income (loss)	(4,519)	(4,273)
Unearned compensation	(1)	(2)
Treasury stock, at cost	(22,075)	(22,063)
Total Colgate-Palmolive Company shareholders’ equity	268	117
Noncontrolling interests	464	441
Total equity	732	558
Total liabilities and equity	$15,141	$15,034
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net income including noncontrolling interests	$1,423	$1,218
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	266	256
Restructuring and termination benefits, net of cash	(35)	21
Stock-based compensation expense	32	34
Deferred income taxes	(147)	53
Voluntary benefit plan contributions	—	(102)
Cash effects of changes in:
Receivables	121	(178)
Inventories	(176)	(63)
Accounts payable and other accruals	347	(14)
Other non-current assets and liabilities	(37)	24
Net cash provided by operations	1,794	1,249
Investing Activities
Capital expenditures	(159)	(146)
Purchases of marketable securities and investments	(48)	(80)
Proceeds from sale of marketable securities and investments	42	14
Payment for acquisitions, net of cash acquired	(352)	—
Net cash used in investing activities	(517)	(212)
Financing Activities
Principal payments on debt	(2,102)	(3,105)
Proceeds from issuance of debt	1,620	3,368
Dividends paid	(784)	(770)
Purchases of treasury shares	(228)	(664)
Proceeds from exercise of stock options	353	267
Net cash provided by (used in) financing activities	(1,141)	(904)
Effect of exchange rate changes on Cash and cash equivalents	(22)	4
Net increase (decrease) in Cash and cash equivalents	114	137
Cash and cash equivalents at beginning of the period	883	726
Cash and cash equivalents at end of the period	$997	$863
Supplemental Cash Flow Information
Income taxes paid	$349	$463
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended June 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2020	$1,466	$2,623	$(1)	$(22,104)	$22,481	$(4,578)	$454
Net income					635		40
Other comprehensive income (loss), net of tax						58	3
Dividends ($0.44 per share)					(386)		(33)
Stock-based compensation expense		16
Shares issued for stock options		27		33
Shares issued for restricted stock units		(2)		2
Treasury stock acquired				(8)
Other		2		2	1	1
Balance, June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464

Three Months Ended June 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, March 31, 2019	$1,466	$2,241	$(3)	$(21,532)	$21,436	$(4,160)	$342
Net income					586		32
Other comprehensive income (loss), net of tax						41	(5)
Dividends ($0.43 per share)					(369)		(32)
Stock-based compensation expense		17
Shares issued for stock options		81		113
Shares issued for restricted stock units		(1)		1
Treasury stock acquired				(265)
Other				1
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,402 at June 30, 2020 ($3,104 at June 30, 2019) and $3,467 at March 31, 2020 ($3,134 at March 31, 2019), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,108 at June 30, 2020 ($1,013 at June 30, 2019) and $1,122 at March 31, 2020 ($1,026 at March 31, 2019), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Six Months Ended June 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income					1,350		73
Other comprehensive income (loss), net of tax						(247)	(13)
Dividends ($1.31 per share)*					(1,124)		(37)
Stock-based compensation expense		32
Shares issued for stock options		160		197
Shares issued for restricted stock units		(17)		17
Treasury stock acquired				(228)
Other		3	1	2	4	1
Balance, June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464

Six Months Ended June 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income					1,146		72
Other comprehensive income (loss), net of tax						69
Dividends ($1.28 per share)*					(1,103)		(34)
Stock-based compensation expense		34
Shares issued for stock options		114		162
Shares issued for restricted stock units		(14)		14
Treasury stock acquired				(664)
Other				2	(5)
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,402 at June 30, 2020 ($3,104 at June 30, 2019) and $3,128 at December 31, 2019 ($3,155 at December 31, 2018), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,108 at June 30, 2020 ($1,013 at June 30, 2019) and $1,138 at December 31, 2019 ($1,038 at December 31, 2018), respectively.

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

3. Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance was effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-03, “Codification to Financial Instruments.” This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) Codification Improvements to Financial Instruments-Credit Losses (Topic 326).” Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-02) that provided additional guidance on this Topic. This ASU introduces the CECL model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company adopted the new standard, which primarily impacts the Company’s trade receivables and related methodology for assessing the collectability of its customer accounts, on January 1, 2020, on a “modified retrospective” basis. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

The total purchase price consideration of $351 has been allocated to the net assets acquired based on their respective preliminary estimated fair values as follows:

Receivables	$11
Inventories	13
Other assets and liabilities, net	(4)
Other intangible assets	160
Goodwill	171
Fair value of net assets acquired	$351
Other intangible assets acquired include trademarks, now valued at $115, which are now considered to have a finite useful life of 25 years, and customer relationships valued at $45, which are considered to have a finite useful life of 17 years. Goodwill of $171 was allocated to the North America segment. The Company expects that goodwill will be deductible for tax purposes. In the second quarter of 2020, the Company revised its estimate of the fair value of intangible assets acquired and decreased other intangible assets by $40, with a corresponding increase to goodwill.

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in additional adjustments to the preliminary values discussed above. The Company expects to finalize the purchase price allocation no later than the first quarter of 2021.

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
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

5. Restructuring and Related Implementation Charges

The Company’s restructuring program (the “Global Growth and Efficiency Program”), which commenced in the fourth quarter of 2012, concluded on December 31, 2019. Initiatives under the Global Growth and Efficiency Program fit within the program’s three focus areas of expanding commercial hubs, extending shared business services and streamlining global functions and optimizing the global supply chain and facilities. There were no restructuring and implementation-related charges incurred for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2019 restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cost of sales	$(3)	$8
Selling, general and administrative expenses	10	14
Other (income) expense, net	33	46
Non-service related postretirement costs	2	3
Total Global Growth and Efficiency Program charges, pretax	$42	$71

Total Global Growth and Efficiency Program charges, aftertax	$31	$53
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables summarize the activity for restructuring accrual:

	Three Months Ended June 30, 2020
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at March 31, 2020	$10	$—	$—	$59	$69
Charges	—	—	—	—	—
Cash payments	(4)	—	—	(1)	(5)
Charges against assets	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Other	—	—	—	—	—
Balance at June 30, 2020	$6	$—	$—	$58	$64

	Six Months Ended June 30, 2020
	Employee-Related Costs	Incremental Depreciation	Asset Impairments	Other	Total
Balance at December 31, 2019	$26	$—	$—	$74	$100
Charges	—	—	—	—	—
Cash payments	(19)	—	—	(16)	(35)
Charges against assets	—	—	—	—	—
Foreign exchange	(1)	—	—	—	(1)
Other	—	—	—	—	—
Balance at June 30, 2020	$6	$—	$—	$58	$64

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6. Inventories

Inventories by major class are as follows:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$380	$305
Work-in-process	49	49
Finished goods	1,145	1,056
Total Inventories, net	$1,574	$1,410
Non-current inventory, net	$(50)	$(10)
Current Inventories, net	$1,524	$1,400
7. Earnings Per Share

For the three months ended June 30, 2020 and 2019, earnings per share were as follows:

	Three Months Ended
	June 30, 2020			June 30, 2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$635	857.4	$0.74	$586	859.4	$0.68
Stock options and restricted stock units		1.5			2.5
Diluted EPS	$635	858.9	$0.74	$586	861.9	$0.68
For the three months ended June 30, 2020 and 2019, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 19,291,359 and 18,334,488, respectively.
For the six months ended June 30, 2020 and 2019, earnings per share were as follows:

	Six Months Ended
	June 30, 2020			June 30, 2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$1,350	857.1	$1.58	$1,146	860.7	$1.33
Stock options and restricted stock units		1.5			2.0
Diluted EPS	$1,350	858.6	$1.57	$1,146	862.7	$1.33
For the six months ended June 30, 2020 and 2019, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 19,717,653 and 21,751,174, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8. Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2020 and 2019 were as follows:

	2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$27	$65	$23	$30
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	—	—	—	—
Amortization of net actuarial loss, transition and prior service costs (1)	23	14	18	13
Retirement plans and other retiree benefits adjustments	23	14	18	13
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(22)	(18)	(1)	(1)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(3)	(3)	(1)	(1)
Gains (losses) on cash flow hedges	(25)	(21)	(2)	(2)
Total Other comprehensive income (loss)	$25	$58	$39	$41
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the six months ended June 30, 2020 and 2019 were as follows:

	2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(293)	$(274)	$50	$51
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	2	1	(1)	(1)
Amortization of net actuarial loss, transition and prior service costs (1)	40	29	35	26
Retirement plans and other retiree benefits adjustments	42	30	34	25
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	3	2	(3)	(3)
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(6)	(5)	(5)	(4)
Gains (losses) on cash flow hedges	(3)	(3)	(8)	(7)
Total Other comprehensive income (loss)	$(254)	$(247)	$76	$69
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9. Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$3	$3	$5	$3
Interest cost	18	23	4	5	8	9
Expected return on plan assets	(27)	(24)	(5)	(4)	(1)	—
Amortization of actuarial loss (gain)	13	12	4	3	6	3
Net periodic benefit cost	$4	$11	$6	$7	$18	$15

	Six Months Ended June 30,
	Pension Benefits				Other Retiree Benefits
	United States		International
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$7	$7	$11	$7
Interest cost	37	46	9	10	19	20
Expected return on plan assets	(54)	(49)	(9)	(9)	(1)	(1)
Amortization of actuarial loss (gain)	24	25	5	5	11	5
Net periodic benefit cost	$7	$22	$12	$13	$40	$31
For the six months ended June 30, 2020 and 2019, the Company made voluntary contributions to its U.S. postretirement plans of $0 and $102, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10. Income Taxes

The provision for income taxes for the six months ended June 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the Tax Cuts and Jobs Acts (the "TCJA").

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes are due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, in the first quarter of 2020 reversed $45 of previously recorded foreign withholding taxes.

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company’s divisions, the Company believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, in the first quarter of 2020 reversed the previously recorded valuation allowance of $26.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $113. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001. There is one case currently on appeal at the administrative level. In the event the Company is ultimately unsuccessful in this administrative appeal, further appeals are available within the Brazilian federal courts.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $47, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of June 30, 2020 of such competition law matters pending against the Company during the six months ended June 30, 2020 is set forth below.

▪In July 2014, the Greek competition law authority issued a statement of objections alleging a restriction of parallel imports into Greece. The Company responded to this statement of objections. In July 2017, the Company received the decision from the Greek competition law authority in which the Company was fined $11. The Company appealed the decision to the Greek courts. In April 2019, the Greek courts affirmed the judgment against the Company’s Greek subsidiary, but reduced the fine to $10.5 and dismissed the case against Colgate-Palmolive Company. The Company’s Greek subsidiary and the Greek competition authority have appealed the decision to the Greek Supreme Court.

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of June 30, 2020, there were 128 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 121 cases as of March 31, 2020 and December 31, 2019. During the three months ended June 30, 2020, 12 new cases were filed and four cases were resolved by voluntary dismissal or settlement. In addition, one case that was previously dismissed by the trial court was affirmed on appeal and is now closed. During the six months ended June 30, 2020, 17 new cases were filed and 9 cases were resolved by voluntary dismissal or settlement. In addition, the case described above that was previously dismissed by the trial court was affirmed on appeal and is now closed. The value of the settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

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

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals in the United States District Court for the Southern District of New York. This action has been certified as a class action and, in July 2020, the Court granted in part and denied in part the Company’s motion for summary judgment. The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. The Company is contesting this action vigorously. Since the range of any potential loss from this case currently cannot be reasonably estimated, the range of reasonably possible losses in excess of accrued liabilities disclosed above does not include any amount relating to the case.

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

Net sales by segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Oral, Personal and Home Care
North America	$949	$846	$1,878	$1,699
Latin America	805	929	1,694	1,818
Europe	617	588	1,292	1,190
Asia Pacific	625	646	1,258	1,346
Africa/Eurasia	229	244	481	484
Total Oral, Personal and Home Care	3,225	3,253	6,603	6,537
Pet Nutrition	672	613	1,391	1,213
Total Net sales	$3,897	$3,866	$7,994	$7,750
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales
Oral Care	41%	45%	43%	47%
Personal Care	22%	21%	21%	19%
Home Care	20%	18%	19%	18%
Pet Nutrition	17%	16%	17%	16%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating profit
Oral, Personal and Home Care
North America	$254	$254	$512	$503
Latin America	229	251	478	483
Europe	158	148	312	299
Asia Pacific	176	174	337	363
Africa/Eurasia	56	47	112	93
Total Oral, Personal and Home Care	873	874	1,751	1,741
Pet Nutrition	191	167	393	331
Corporate	(118)	(153)	(246)	(305)
Total Operating profit	$946	$888	$1,898	$1,767
For the three and six months ended June 30, 2020, Corporate Operating profit (loss) included charges for acquisition-related costs of $0 and $6, respectively.
For the three and six months ended June 30, 2019, Corporate Operating profit (loss) included charges of $40 and $68, respectively, resulting from the Global Growth and Efficiency Program, which ended on December 31, 2019.

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

The Company’s derivative instruments include interest rate swap contracts, forward-starting interest rate swaps, foreign currency contracts and commodity contracts. The Company utilizes interest rate swap contracts to manage its targeted mix of fixed and floating rate debt, and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes forward-starting interest rate swaps to mitigate the risk of variability in interest rate for future debt issuances and these swaps are valued using observable benchmark rates (Level 2 valuation). The Company utilizes foreign currency contracts, including forward and swap contracts, option contracts, local currency deposits and local currency borrowings to hedge portions of its foreign currency purchases, assets and liabilities arising in the normal course of business and the net investment in certain foreign subsidiaries. These contracts are valued using observable market rates (Level 2 valuation). Commodity futures contracts are utilized to hedge the purchases of raw materials used in production. These contracts are measured using quoted commodity exchange prices (Level 1 valuation). The duration of foreign currency and commodity contracts generally does not exceed 12 months.

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	17	4	Other liabilities	—	—
Forward-starting interest rate swaps	Other current assets	—	—	Other accruals	—	—
Forward-starting interest rate swaps	Other assets	—	—	Other liabilities	8	—
Foreign currency contracts	Other current assets	24	6	Other accruals	15	15
Foreign currency contracts	Other assets	—	—	Other liabilities	15	14
Commodity contracts	Other current assets	—	—	Other accruals	1	—
Total designated		$41	$10		$39	$29

Other financial instruments
Marketable securities	Other current assets	$25	$23
Total other financial instruments		$25	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of June 30, 2020 and December 31, 2019. The estimated fair value of the Company’s long-term debt, including the current portion, as of June 30, 2020 and December 31, 2019, was $7,898 and $8,056, respectively, and the related carrying value was $7,139 and $7,587, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	June 30, 2020	December 31, 2019
Long-term debt:
Carrying amount of hedged item	$416	$403
Cumulative hedging adjustment included in the carrying amount	17	4
The following tables present the notional values as of:

	June 30, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$445	$—	$400	$—	$—	$845
Cash Flow Hedges	750	—	—	300	19	1,069
Net Investment Hedges	533	3,701	—	—	—	4,234

	December 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$388	$—	$400	$—	$—	$788
Cash Flow Hedges	761	—	—	—	20	781
Net Investment Hedges	478	3,856	—	—	—	4,334

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(1)	$—	$—	$(10)
Hedged items	—	—	1	—	—	10
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	15	—	—	11	—
Hedged items	—	(15)	—	—	(11)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	5	—	—	1	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(2)	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$3	$—	$—	$1	$—	$—

	Six Months Ended June 30, 2020
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(13)	$—	$—	$(13)
Hedged items	—	—	13	—	—	13
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	39	—	—	10	—
Hedged items	—	(39)	—	—	(10)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	7	—	—	4	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$6	$—	$—	$5	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	June 30,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(12)	$(2)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(8)	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(2)	1
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(12)	(7)
Gain (loss) on hedged items	12	7
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(68)	(24)
Gain (loss) on hedged items	68	24
Total unrealized gain (loss) on hedges recognized in OCI	$(22)	$(1)

	Six Months Ended
	June 30,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$13	$(5)
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(8)	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	(2)	2
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	13	(1)
Gain (loss) on hedged items	(13)	1
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(3)	5
Gain (loss) on hedged items	3	(5)
Total unrealized gain (loss) on hedges recognized in OCI	$3	$(3)

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Executive Overview

Business Organization

Colgate-Palmolive Company (together with its subsidiaries, “we,” the “Company” or “Colgate”) is a caring, innovative growth company reimagining a healthier future for people, their pets and our planet. We seek to deliver strong, consistent business results and superior shareholder returns, as well as to provide Colgate people with an innovative and inclusive work environment. We do this by developing and selling products globally that make people’s lives healthier and more enjoyable and by embracing our sustainability, diversity, equity and inclusion and social responsibility strategy across our organization.

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

COVID-19

The novel coronavirus (“COVID-19”) and government steps to control the virus have had and continue to have a profound impact on the way people live, work, interact and shop and have significantly impacted and may continue to impact economic activity around the world. We have a well-established Crisis Management Team (“CMT”) process, and the CMT, together with our senior management team and Colgate people around the world, are working to respond to and manage the challenges presented by COVID-19.

During the six months ended June 30, 2020 many of the communities in which we manufacture, market and sell our products experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity. The situation continues to be uncertain and varies by geography, as infection rates of COVID-19 have increased dramatically in certain regions, such as the United States and Latin America, and authorities have taken different approaches to address the pandemic and resume economic activity. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In so doing, the health and safety of Colgate employees has been our first priority. Many of our employees globally continued to work from home during the quarter ended June 30, 2020. In those instances where our employees cannot work from home, such as in our factories and in certain of our laboratories, or in geographies where circumstances have allowed us to offer employees the ability to return to the office, often on a voluntary and staggered basis, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety. In addition, during the six months ended June 30, 2020, we have experienced some limited factory closures, particularly in India, and in some cases we have seen increased instances of absenteeism. In addition, some of our suppliers, customers, distributors and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories in the six months ended June 30, 2020, driven by consumer pantry-loading and increased consumption of our products. This was particularly true in certain categories, such as liquid hand soap, dish liquid, bar soap and cleaners, and we believe that some of the increase in demand in these categories is sustainable in light of changes in consumer behavior related to COVID-19. In other categories, such as oral care and pet food, consumer demand trends appear to have normalized in the quarter ended June 30, 2020. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the six months ended June 30, 2020, we continued to experience declines in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the frequency of visits by consumers to retailers and a shift in many markets to purchasing our products online. During the six months ended June 30, 2020, in some instances, we were not able to keep up with the increased consumer demand for our products and our products were at times out of stock on retailers’ shelves. Despite having significantly ramped up production of in-demand products, in part to rebuild inventories following strong demand for many of our products in the quarter ended March 31, 2020, we expect that some of our products may continue to be out of stock on retailers' shelves for a period of time.

Government actions in response to COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and its recovery. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences despite the lifting of government restrictions and the gradual reopening of economies around the world.

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

Business Strategy

To achieve our business and financial objectives, we are focused on innovating our core businesses; improving our brand building activities; innovating to gain market share in high growth segments and adjacencies; expanding into new channels and markets; maximizing growth online; and investing to drive consumption in growing populations. We continue to develop initiatives to build strong relationships with consumers, dental, veterinary and skin health professionals and traditional and eCommerce retailers. In addition, we continue to invest behind our brands, not just in terms of advertising, but also to build key growth capabilities in areas such as innovation and data and analytics. We also continue to broaden our eCommerce offerings, including direct-to-consumer and subscription services. We continue to believe that growth opportunities are greater in those areas of the world in which economic development and rising consumer incomes expand the size and number of markets for the Company’s products. We are also working to integrate our sustainability, diversity, equity and inclusion and social responsibility strategy across our organization.

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

The investments needed to drive growth are supported by strong cash flow performance and our disciplined capital allocation strategy. These investments are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization. Through these initiatives, which are referred to as our funding-the-growth initiatives, we seek to become even more effective and efficient throughout our businesses. These initiatives are designed to reduce costs associated with direct materials, indirect expenses, distribution and logistics, and advertising and promotional materials, among other things, and encompass a wide range of projects, examples of which include raw material substitution, reduction of packaging materials, consolidating suppliers to leverage volumes and increasing manufacturing efficiency through SKU reductions and formulation simplification. We also continue to prioritize our investments in high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses, including by expanding our portfolio in premium skin health.

Significant Items Impacting Comparability
On January 31, 2020, the Company acquired Hello Products LLC (“Hello”), an oral care business, for cash consideration of $351. The acquisition was financed with a combination of debt and cash. This acquisition is part of the Company’s strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses. See Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

The provision for income taxes for the six months ended June 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described in “Results of Operations-Income Taxes,” and in Note 10, Income Taxes to the Condensed Consolidated Financial Statements, both items were previously recorded in connection with the charge recorded in 2017 and revised in 2018 related to the Tax Cuts and Jobs Act (the “TCJA”).
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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to the COVID-19 pandemic. We have seen short-term improvement in category growth rates due to heightened demand for certain health and hygiene products, particularly liquid hand soap, dish liquid, bar soap and cleaners. While we believe some of this is sustainable due to consumer behavior changes resulting from the COVID-19 pandemic, we have seen increased volatility in consumption rates across all of our categories as a result of the pandemic and it is therefore difficult to predict category growth rates over the next six to twelve months. In the longer term, post COVID-19, we expect category growth rates to remain below historical levels, except for the categories discussed above, where we expect consumption to remain elevated to some extent for the foreseeable future.

While the global marketplace in which we operate has always been highly competitive, we continue to experience heightened competitive activity in certain markets from strong local competitors, from other large multinational companies, some of which have greater resources than we do, and from new entrants into the market in many of our categories. Such activities have included more aggressive product claims and marketing challenges, as well as increased promotional spending and geographic expansion. We have seen increases in promotional activities in certain markets as retailers try aggressively to get consumers back into the stores after prolonged “stay at home” and other government restrictions ease, a trend we expect will continue. We have been negatively affected by changes in the policies or practices of our retail trade customers in key markets, such as inventory de-stocking, limitations on access to shelf space or delisting of our products. In addition, the retail landscape in many of our markets continues to be impacted by the rapid growth of eCommerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. These trends have been magnified due to the COVID-19 pandemic in many of our geographies and we plan to continue to invest behind our eCommerce capabilities. This rapid growth in eCommerce and the emergence of alternative retail channels have created and may continue to create pricing pressures and/or adversely affect our relationships with our key retailers. In addition, given that approximately 70% of our Net sales originate in markets outside the U.S., we have experienced and will likely continue to experience increasingly volatile foreign currency fluctuations and higher raw and packaging material costs. While we have taken, and will continue to take, measures to mitigate the effect of these conditions, in the current environment, it may become increasingly difficult to implement certain of these mitigation strategies. Should these conditions persist, they could adversely affect our future results.

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

In summary, we believe we are well prepared to meet the challenges ahead due to our strong financial condition, experience operating in challenging environments, resilient global supply chain and continued focus on our key priorities: growing sales through engaging with consumers, developing world-class innovation and working with retail partners; driving efficiency on every line of the income statement to increase margins; generating strong cash flow performance and utilizing that cash effectively to enhance total shareholder return; and leading to win by staying true to our culture and focusing on all of our stakeholders. Our key focus is to sustain the underlying momentum of our business, to adapt our financial plans to deliver on 2020, while leaving us well positioned for continued growth in 2021. Our commitment to these priorities, together with the strength of our global brands, our broad international presence in both developed and emerging markets and cost-saving initiatives, such as our funding-the-growth initiatives, should position us well to manage through the COVID-19 pandemic and to increase shareholder value over the long term.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $3,897 in the second quarter of 2020, up 1.0% from the second quarter of 2019, as volume growth of 3.5% and net selling price increases of 3.5% were largely offset by negative foreign exchange of 6.0%. Acquisitions contributed 1.5% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 5.5% in the second quarter of 2020. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,225 in the second quarter of 2020, down 1.0% from the second quarter of 2019, as volume growth of 2.5% and net selling price increases of 3.5% were more than offset by negative foreign exchange of 7.0%. Acquisitions contributed 2.0% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 4.0% in the second quarter of 2020.

The Company’s share of the global toothpaste market was 40.0% on a year-to-date basis, down 0.5 share points from the year ago period, and its share of the global manual toothbrush market was 31.0% on a year-to-date basis, up 0.3 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America, Latin America and Europe and down in Asia Pacific and Africa/Eurasia versus the comparable 2019 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America, Europe and Africa/Eurasia and down in Asia Pacific versus the comparable 2019 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $672 in the second quarter of 2020, up 9.5% from the second quarter of 2019, as volume growth of 7.5% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 2.0%. Organic sales in the Hill’s Pet Nutrition segment increased 11.5% in the second quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,369 in the second quarter of 2020 from $2,308 in the second quarter of 2019.  Gross profit in the second quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Gross profit increased to $2,369 in the second quarter of 2020 from $2,305 in the second quarter of 2019, reflecting an increase of $45 resulting from higher Gross profit margin and an increase of $19 resulting from higher Net sales.

Worldwide Gross profit margin increased to 60.8% in the second quarter of 2020 from 59.7% in the second quarter of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Gross profit margin increased by 120 basis points (bps) to 60.8% in the second quarter of 2020 from 59.6% in the second quarter of 2019. This increase in Gross profit margin was due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing (130 bps), partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs.

	Three Months Ended June 30,
	2020	2019
Gross profit, GAAP	$2,369	$2,308
Global Growth and Efficiency Program	—	(3)
Gross profit, non-GAAP	$2,369	$2,305

	Three Months Ended June 30,
	2020	2019	Basis Point Change
Gross profit margin, GAAP	60.8%	59.7%	110
Global Growth and Efficiency Program	—	(0.1)
Gross profit margin, non-GAAP	60.8%	59.6%	120

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $1,395 in the second quarter of 2020 from $1,369 in the second quarter of 2019. Selling, general and administrative expenses in the second quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Selling, general and administrative expenses increased to $1,395 in the second quarter of 2020 from $1,359 in the second quarter of 2019, reflecting increased advertising investment of $23 and higher overhead expenses of $13.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.8% in the second quarter of 2020 from 35.4% in the second quarter of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Selling, general and administrative expenses as a percentage of Net sales increased by 60 bps to 35.8% in the second quarter of 2020 as compared to 35.2% in the second quarter of 2019. This increase was due to increased advertising investment (50 bps) and higher overhead expenses (10 bps), both as a percentage of Net sales. In the second quarter of 2020, advertising investment increased as a percentage of Net sales to 11.3% from 10.8% in the second quarter of 2019, or 6% in absolute terms to $439 as compared with $416 in the second quarter of 2019.

	Three Months Ended June 30,
	2020	2019
Selling, general and administrative expenses, GAAP	$1,395	$1,369
Global Growth and Efficiency Program	—	(10)
Selling, general and administrative expenses, non-GAAP	$1,395	$1,359

	Three Months Ended June 30,
	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.8%	35.4%	40
Global Growth and Efficiency Program	—	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.8%	35.2%	60

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 7% to $946 in the second quarter of 2020 from $888 in the second quarter of 2019. Operating profit in the second quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Operating profit increased to $946 in the second quarter of 2020 from $928 in the second quarter of 2019, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 24.3% in the second quarter of 2020, an increase of 130 bps compared to 23.0% in the second quarter of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Operating profit margin was 24.3% in the second quarter of 2020, an increase of 30 bps compared to 24.0% in the second quarter of 2019. This increase in Operating profit margin was primarily due to an increase in Gross profit (120 bps), partially offset by an increase in Selling, general and administrative expenses (60 bps), both as a percentage of Net sales.

	Three Months Ended June 30,
	2020	2019	% Change
Operating profit, GAAP	$946	$888	7%
Global Growth and Efficiency Program	—	40
Operating profit, non-GAAP	$946	$928	2%

	Three Months Ended June 30,
	2020	2019	Basis Point Change
Operating profit margin, GAAP	24.3%	23.0%	130
Global Growth and Efficiency Program	—	1.0
Operating profit margin, non-GAAP	24.3%	24.0%	30
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $20 in the second quarter of 2020, as compared to $27 in the second quarter of 2019. Non-service related postretirement costs in the second quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Non-service related postretirement costs were $20 in the second quarter of 2020, as compared to $25 in the second quarter of 2019, primarily due to lower interest cost.

	Three Months Ended June 30,
	2020	2019
Non-service related postretirement costs, GAAP	$20	$27
Global Growth and Efficiency Program	—	(2)
Non-service related postretirement costs, non-GAAP	$20	$25
Interest (Income) Expense, Net

Interest (income) expense, net was $35 in the second quarter of 2020 as compared to $38 in the second quarter of 2019, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the second quarter of 2020 increased to $635 from $586 in the second quarter of 2019, and Earnings per common share on a diluted basis increased to $0.74 per share in the second quarter of 2020 from $0.68 in the second quarter of 2019. Net income attributable to Colgate-Palmolive Company in the second quarter of 2019 included charges resulting from the Global Growth and Efficiency Program.

Excluding charges resulting from the Global Growth and Efficiency Program in the second quarter of 2019, Net income attributable to Colgate-Palmolive Company in the second quarter of 2020 increased 3% to $635 from $617 in the second quarter of 2019, and Earnings per common share on a diluted basis increased 3% to $0.74 in the second quarter of 2020 from $0.72 in the second quarter of 2019.

	Three Months Ended June 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$891	$216	$675	$635	$0.74
Non-GAAP	$891	$216	$675	$635	$0.74

	Three Months Ended June 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$823	$205	$618	$586	$0.68
Global Growth and Efficiency Program	42	11	31	31	0.04
Non-GAAP	$865	$216	$649	$617	$0.72
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$949	$846	12.0%
Operating profit	$254	$254	—%
% of Net sales	26.8%	30.0%	(320)	bps
Net sales in North America increased 12.0% in the second quarter of 2020 to $949, as volume growth of 13.0% was partially offset by net selling price decreases of 0.5% and negative foreign exchange of 0.5%. The Company’s acquisition of Hello contributed 1.5% to volume in North America. Organic sales in North America increased 11.0% in the second quarter of 2020. Organic sales growth was led by the United States.

The increase in organic sales in North America in the second quarter of 2020 versus the second quarter of 2019 was primarily due to increases in Personal Care and Home Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category. The increase in Home Care was primarily due to organic sales growth in the hand dish, liquid cleaner and fabric softener categories.
Operating profit in North America was even in the second quarter of 2020 at $254, while as a percentage of Net sales it decreased 320 bps to 26.8%. This decrease in Operating profit as a percentage of Net sales was due to a decrease in Gross profit (40 bps) and an increase in Selling, general and administrative expenses (280 bps), both as a percentage of Net sales. This decrease in Gross profit was primarily due to unfavorable mix (200 bps) and higher raw and packaging material costs (20 bps), partially offset by cost savings from the Company’s funding-the-growth initiatives (200 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (230 bps) and higher overhead expenses (50 bps), primarily driven by higher logistics costs.

Latin America

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$805	$929	(14)%
Operating profit	$229	$251	(9)%
% of Net sales	28.4%	27.0%	140	bps
Net sales in Latin America decreased 13.5% in the second quarter of 2020 to $805, as volume declines of 4.5% and negative foreign exchange of 18.0% were partially offset by net selling price increases of 9.0%. Organic sales in Latin America increased 4.5% in the second quarter of 2020. Organic sales growth was led by Argentina, Brazil, the Caribbean region and Colombia, partially offset by an organic sales decline in Mexico.

The increase in organic sales in Latin America in the second quarter of 2020 versus the second quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the bar soap category, partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the hand dish category partially offset by a decline in organic sales in the fabric softener category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America decreased 9% in the second quarter of 2020 to $229, while as a percentage of Net sales it increased 140 bps to 28.4%. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (60 bps) and a decrease in Selling, general and administrative expenses (70 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (290 bps) and higher pricing, partially offset by higher raw and packaging material costs (620 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was primarily due to lower overhead expenses (60 bps).

Europe

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$617	$588	5%
Operating profit	$158	$148	7%
% of Net sales	25.6%	25.2%	40	bps
Net sales in Europe increased 5.0% in the second quarter of 2020 to $617, as volume growth of 7.5% was partially offset by negative foreign exchange of 2.5% while net selling prices were flat. The Company’s acquisition of the Filorga skin health business contributed 9% to volume in Europe. Organic sales in Europe decreased 1.5% in the second quarter of 2020. Organic sales declines in the United Kingdom, Germany and Spain were partially offset by organic sales growth in Switzerland and Belgium.

The decrease in organic sales in Europe in the second quarter of 2020 versus the second quarter of 2019 was due to a decrease in Oral Care organic sales, partially offset by increases in Personal Care and Home Care organic sales. The decrease in Oral Care was primarily due to a decline in organic sales in the toothpaste, prescription dental and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the household bleach and hand dish categories.

Operating profit in Europe increased 7% in the second quarter of 2020 to $158, or 40 bps to 25.6% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (210 bps), partially offset by increases in Selling, general and administrative expenses (80 bps) and Other (income) expense, net (90 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and favorable mix (100 bps), partially offset by higher raw and packaging material costs (110 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (160 bps), partially offset by decreased advertising investment (80 bps). This increase in Other (income) expense, net was primarily due to amortization expense related to the Filorga acquisition (90 bps).

Asia Pacific

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$625	$646	(3.0)%
Operating profit	$176	$174	1%
% of Net sales	28.2%	26.9%	130	bps
Net sales in Asia Pacific decreased 3.0% in the second quarter of 2020 to $625, as volume declines of 3.0% and negative foreign exchange of 3.5% were partially offset by net selling price increases of 3.5%. Organic sales in Asia Pacific increased 0.5% in the second quarter of 2020. Organic sales growth in Australia and the Greater China region were partially offset by organic sales declines in Thailand and India.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

The increase in organic sales in Asia Pacific in the second quarter of 2020 versus the second quarter of 2019 was due to increases in Personal Care and Home Care organic sales, partially offset by a decrease in Oral Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category. The increase in Home Care was primarily due to organic sales growth in the hand dish and spray and liquid cleaner categories.
The decline in Oral Care was primarily due to a decline in organic sales in the manual toothbrush category, partially offset by organic sales growth in the toothpaste category.

Operating profit in Asia Pacific increased 1% in the second quarter of 2020 to $176, or 130 bps to 28.2% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (140 bps), partially offset by an increase in Selling, general and administrative expenses (20 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to higher pricing and cost savings from the Company’s funding-the-growth initiatives (210 bps) partially offset by higher raw and packaging material costs (210 bps), which included foreign exchange transaction costs. This increase in Selling, general and administrative expenses was due to higher overhead expenses (160 bps), largely offset by decreased advertising investment (140 bps).

Africa/Eurasia

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$229	$244	(6.0)%
Operating profit	$56	$47	19%
% of Net sales	24.5%	19.3%	520	bps
Net sales in Africa/Eurasia decreased 6.0% in the second quarter of 2020 to $229, as negative foreign exchange of 10.5% was partially offset by volume growth of 0.5% and net selling price increases of 4.0%. The Company’s acquisition of a 51% controlling interest in Colgate Tolaram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the “Nigeria Joint Venture”), contributed 2.0% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 2.5% in the second quarter of 2020. Organic sales growth was led by Turkey, the Saudi Arabia/Gulf States region and South Africa.

The increase in organic sales in Africa/Eurasia in the second quarter of 2020 versus the second quarter of 2019 was primarily due to an increase in Personal Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap, body wash and bar soap categories.

Operating profit in Africa/Eurasia increased 19% in the second quarter of 2020 to $56, or 520 bps to 24.5% of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (270 bps) and a decrease in Selling, general and administrative expenses (210 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (240 bps) and higher pricing, partially offset by higher raw and packaging material costs (290 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to a decreased advertising investment (410 bps), partially offset by higher overhead expenses (200 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended June 30,
	2020	2019	Change
Net sales	$672	$613	9.5%
Operating profit	$191	$167	14%
% of Net sales	28.4%	27.3%	110	bps
Net sales for Hill’s Pet Nutrition increased 9.5% in the second quarter of 2020 to $672, as volume growth of 7.5% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 2.0%. Organic sales in Hill’s Pet Nutrition increased 11.5% in the second quarter of 2020. Organic sales growth was led by the United States and Europe.

The increase in organic sales in the second quarter of 2020 was primarily due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 14% in the second quarter of 2020 to $191, or 110 bps to 28.4% of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (80 bps) and a decrease in Selling, general and administrative expenses (30 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (140 bps) and higher pricing, partially offset by higher raw and packaging material costs (170 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (370 bps), largely offset by increased advertising investment (340 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of June 30, 2020, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States and one of the putative class action lawsuits in Canada have been voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit and are not expected to have a material impact in future periods.

Corporate

	Three Months Ended June 30,
	2020	2019	Change
Operating profit (loss)	$(118)	$(153)	(23)%
Operating profit (loss) related to Corporate was ($118) in the second quarter of 2020 as compared to ($153) in the second quarter of 2019. In the second quarter of 2019, Corporate Operating profit (loss) included charges of $40 resulting from the Global Growth and Efficiency Program, which concluded on December 31, 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months

Worldwide Net sales were $7,994 in the first six months of 2020, up 3.0% as compared to the first six months of 2019, as volume growth of 5.5% and net selling price increases of 2.5% were partially offset by negative foreign exchange of 5.0%. Acquisitions contributed 1.5% to volume. Organic sales increased 6.5% in the first six months of 2020.

Net sales in the Oral, Personal and Home Care product segment were $6,603 in the first six months of 2020, an increase of 1.0% as compared to the first six months of 2019, as volume growth of 4.0% and net selling price increases of 2.5% were largely offset by negative foreign exchange of 5.5%. Acquisitions contributed 2.0% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 4.5% in the first six months of 2020.

The increase in organic sales in the first six months of 2020 versus the first six months of 2019 was primarily due to increases in Personal Care and Home Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap, bar soap and body wash categories partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the hand dish, liquid cleaner and household bleach categories.

Net sales in the Hill’s Pet Nutrition segment were $1,391 in the first six months of 2020, an increase of 14.5% from the first six months of 2019, as volume growth of 12.0% and net selling price increases of 4.0% were partially offset by negative foreign exchange of 1.5%. Organic sales in the Hill’s Pet Nutrition segment increased 16.0% in the first six months of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Six Months Ended June 30,
	2020	2019
Net sales
Oral, Personal and Home Care
North America	$1,878	$1,699
Latin America	1,694	1,818
Europe	1,292	1,190
Asia Pacific	1,258	1,346
Africa/Eurasia	481	484
Total Oral, Personal and Home Care	6,603	6,537
Pet Nutrition	1,391	1,213
Total Net sales	$7,994	$7,750

Operating profit
Oral, Personal and Home Care
North America	$512	$503
Latin America	478	483
Europe	312	299
Asia Pacific	337	363
Africa/Eurasia	112	93
Total Oral, Personal and Home Care	1,751	1,741
Pet Nutrition	393	331
Corporate	(246)	(305)
Total Operating profit	$1,898	$1,767

Within the Oral, Personal and Home Care product segment, North America Net sales increased 10.5%, driven by volume growth of 11.0%, partially offset by negative foreign exchange of 0.5% while net selling prices remained flat. The Hello acquisition contributed 1.5% to volume in North America. Organic sales in North America increased 9.5%. Latin America Net sales decreased 7.0%, driven by volume declines of 0.5% and negative foreign exchange of 14.5%, partially offset by net selling price increases of 8.0%. Organic sales in Latin America increased 7.5%. Europe Net sales increased 8.5%, driven by volume growth of 12.0%, partially offset by net selling prices decreases of 1.0% and negative foreign exchange of 2.5%. The Filorga acquisition contributed 8.5% to volume in Europe. Organic sales in Europe increased 2.5%. Asia Pacific Net sales decreased 6.5%, driven by volume declines of 6.0% and negative foreign exchange of 3.0%, partially offset by net selling prices increases of 2.5%. Organic sales in Asia Pacific decreased 3.5%. Africa/Eurasia Net sales decreased 0.5%, as negative foreign exchange of 7.5% was partially offset by volume growth of 5.5% and net selling price increases of 1.5%. The Nigeria Joint Venture contributed 2.0% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 5.0%.

In the first six months of 2020, Operating profit (loss) related to Corporate was ($246) as compared to ($305) in the first six months of 2019. In the first six months of 2020, Corporate Operating profit (loss) included acquisition-related costs of $6. In the first six months of 2019, Corporate Operating profit (loss) included $68 of charges resulting from the Global Growth and Efficiency Program, which concluded on December 31, 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $4,834 in the first six months of 2020 from $4,595 in the first six months of 2019. Gross profit in the first six months of 2020 included acquisition-related costs. Gross profit in the first six months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Gross profit increased to $4,838 in the first six months of 2020 from $4,603 in the first six months of 2019, reflecting an increase of $146 resulting from higher Net sales and an increase of $89 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.5% in the first six months of 2020 from 59.3% in the first six months of 2019. Excluding the items described above in both periods as applicable, Gross profit margin increased by 110 bps to 60.5% in the first six months of 2020, from 59.4% in the first six months of 2019, due to cost savings from the Company’s funding-the-growth initiatives (180 bps) and higher pricing (100 bps), partially offset by higher raw and packaging material costs (180 bps), which included foreign exchange transaction costs.

	Six Months Ended June 30,
	2020	2019
Gross profit, GAAP	$4,834	$4,595
Acquisition-related costs	4	—
Global Growth and Efficiency Program	—	8
Gross profit, non-GAAP	$4,838	$4,603

	Six Months Ended June 30,
	2020	2019	Basis Point Change
Gross profit margin, GAAP	60.5%	59.3%	120
Acquisition-related costs	—	—
Global Growth and Efficiency Program	—	0.1
Gross profit margin, non-GAAP	60.5%	59.4%	110

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $2,868 in the first six months of 2020 from $2,734 in the first six months of 2019. Selling, general and administrative expenses in the first six months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the first six months of 2019, Selling, general and administrative expenses increased to $2,868 in the first six months of 2020 from $2,720 in the first six months of 2019, reflecting increased advertising investment of $78 and higher overhead expenses of $70.

Selling, general and administrative expenses as a percentage of Net sales increased to 35.9% in the first six months of 2020 from 35.3% in the first six months of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the first six months of 2019, Selling, general and administrative expenses as a percentage of Net sales increased by 80 bps to 35.9% in the first six months of 2020 as compared to 35.1% in the first six months of 2019. This increase was due to increased advertising investment (60 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In the first six months of 2020, advertising investment increased as a percentage of Net sales to 11.5% from 10.9% in the first six months of 2019, or 9.2% in absolute terms to $923, as compared with $845 in the first six months of 2019.

	Six Months Ended June 30,
	2020	2019
Selling, general and administrative expenses, GAAP	$2,868	$2,734
Global Growth and Efficiency Program	—	(14)
Selling, general and administrative expenses, non-GAAP	$2,868	$2,720

	Six Months Ended June 30,
	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	35.9%	35.3%	60
Global Growth and Efficiency Program	—	(0.2)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	35.9%	35.1%	80

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 7% to $1,898 in the first six months of 2020 from $1,767 in the first six months of 2019. Operating profit in the first six months of 2020 included acquisition-related costs. Operating profit in the first six months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Operating profit increased to $1,904 in the first six months of 2020 from $1,835 in the first six months of 2019, primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 23.7% in the first six months of 2020, an increase of 90 bps compared to 22.8% in the first six months of 2019. Excluding the items described above in both periods as applicable, Operating profit margin was 23.8% in the first six months of 2020, an increase of 10 bps compared to 23.7% in the first six months of 2019, as higher Gross profit (110 bps) was largely offset by increases in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales.

	Six Months Ended June 30,
	2020	2019	% Change
Operating profit, GAAP	$1,898	$1,767	7%
Global Growth and Efficiency Program	—	68
Acquisition-related costs	6	—
Operating profit, non-GAAP	$1,904	$1,835	4%

	Six Months Ended June 30,
	2020	2019	Basis Point Change
Operating profit margin, GAAP	23.7%	22.8%	90
Global Growth and Efficiency Program	—	0.9
Acquisition-related costs	0.1	—
Operating profit margin, non-GAAP	23.8%	23.7%	10
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $41 in the first six months of 2020, as compared to $52 in the first six months of 2019. Non-service related postretirement costs in the first six months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the first six months of 2019, Non-service related postretirement costs were $41 in the first six months of 2020, as compared to $49 in the first six months of 2019, primarily due to lower interest cost.

	Six Months Ended June 30,
	2020	2019
Non-service related postretirement costs, GAAP	$41	$52
Global Growth and Efficiency Program	—	(3)
Non-service related postretirement costs, non-GAAP	$41	$49
Interest (Income) Expense, Net

Interest (income) expense, net was $71 in the first six months of 2020 as compared to $78 in the first six months of 2019, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 24.2% for the second quarter of 2020 as compared to 24.9% for the second quarter of 2019. As reflected in the table below, the non-GAAP effective income tax rate was 24.2% for the quarter ended June 30, 2020, as compared to 25.0% in the comparable period of 2019.

The effective income tax rate was 20.3% for the first six months of 2020 as compared to 25.6% for the first six months of 2019. As reflected in the table below, the non-GAAP effective income tax rate was 24.3% for the first six months of 2020, as compared to 25.6% in the comparable period of 2019.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.4%, compared to 25.7% in the second quarter of 2019. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended June 30,
	2020			2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$891	$216	24.2%	$823	$205	24.9%
Global Growth and Efficiency Program	—	—	—	42	11	0.1
Non-GAAP	$891	$216	24.2%	$865	$216	25.0%

	Six Months Ended June 30,
	2020			2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$1,786	$363	20.3%	$1,637	$419	25.6%
Global Growth and Efficiency Program	—	—	—	71	18	—
Subsidiary and operating structure initiatives	—	71	4.0	—	—	—
Acquisition-related costs	6	2	—	—	—	—
Non-GAAP	$1,792	$436	24.3	$1,708	$437	25.6%
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

The provision for income taxes for the six months ended June 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the TCJA.

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes will be due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, reversed $45 of previously recorded foreign withholding taxes in the first quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company’s divisions, the Company believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, reversed the previously recorded valuation allowance of $26 in the first quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first six months of 2020 increased to $1,350 from $1,146 in the comparable 2019 period. Earnings per common share on a diluted basis increased to $1.57 per share from $1.33 per share in the comparable 2019 period. Net income attributable to Colgate-Palmolive Company in the first six months of 2020 included acquisition-related costs and a benefit related to subsidiary and operating structure initiatives and Net income attributable to Colgate-Palmolive Company in the comparable 2019 period included charges resulting from the Global Growth and Efficiency Program. See Note 10, Income Taxes for additional information.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first six months of 2020 increased 7% to $1,283 from $1,199 in the first six months of 2019, and Earnings per common share on a diluted basis increased 7% to $1.49 in the first six months of 2020 from $1.39 in the first six months of 2019.

	Six Months Ended June 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,786	$363	$1,423	$1,350	$1.57
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	—
Non-GAAP	1,792	436	1,356	1,283	$1.49

	Six Months Ended June 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$1,637	$419	$1,218	$1,146	$1.33
Global Growth and Efficiency Program	71	18	53	53	0.06
Non-GAAP	$1,708	$437	$1,271	$1,199	$1.39
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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three months ended June 30, 2020 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, the charges resulting from the Global Growth and Efficiency Program, acquisition-related costs and a benefit related to a recent reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure being implemented within one of the Company’s divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisition, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three months ended June 30, 2020 and 2019 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and six months ended June 30, 2020:

Three Months Ended June 30, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	12.0%	(0.5)%	1.5%	11.0%
Latin America	(13.5)%	(18.0)%	—%	4.5%
Europe	5.0%	(2.5)%	9.0%	(1.5)%
Asia Pacific	(3.0)%	(3.5)%	—%	0.5%
Africa/Eurasia	(6.0)%	(10.5)%	2.0%	2.5%
Total Oral, Personal and Home Care	(1.0)%	(7.0)%	2.0%	4.0%
Pet Nutrition	9.5%	(2.0)%	—%	11.5%
Total Company	1.0%	(6.0)%	1.5%	5.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Six Months Ended June 30, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	10.5%	(0.5)%	1.5%	9.5%
Latin America	(7.0)%	(14.5)%	—%	7.5%
Europe	8.5%	(2.5)%	8.5%	2.5%
Asia Pacific	(6.5)%	(3.0)%	—%	(3.5)%
Africa/Eurasia	(0.5)%	(7.5)%	2.0%	5.0%
Total Oral, Personal and Home Care	1.0%	(5.5)%	2.0%	4.5%
Pet Nutrition	14.5%	(1.5)%	—%	16.0%
Total Company	3.0%	(5.0)%	1.5%	6.5%

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

Net cash provided by operations increased 44% to $1,794 in the first six months of 2020, compared with $1,249 in the comparable period of 2019, primarily due to higher net income, improved working capital, lower voluntary contributions to the Company’s pension plans and lower income tax payments due to timing. The Company continues to be tightly focused on working capital. The Company’s working capital was (5.5%) as a percentage of Net sales in the first six months of 2020 as compared to (2.9%) in the first six months of 2019. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $517 of cash in the first six months of 2020, compared with $212 in the comparable period of 2019. As more fully described below, investing activities in the first six months of 2020 include the Company’s acquisition of Hello.

On September 19, 2019, the Company acquired Filorga for cash consideration of €1,516 (approximately $1,674) plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. On August 15, 2019, the Company acquired a 51% controlling interest in the Nigeria Joint Venture for $31. On January 31, 2020, the Company acquired Hello for cash consideration of $351.

These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, in accordance with the Company's previously announced intention to moderate share repurchases into 2021, the Company continued to moderate its share repurchases in the first six months of 2020. In addition, due to the uncertainties resulting from COVID-19 pandemic, the Company discontinued all share repurchases other than those pursuant to equity plans during the second quarter of 2020. The Company expects to resume its moderated share repurchases in the second half of 2020.

On July 17, 2020, the Company completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets for approximately €85 (approximately $96) in cash.

Capital spending was $159 in the first six months of 2020 compared to $146 in the comparable period of 2019. Capital expenditures for 2020 are expected to be approximately 2.0% to 2.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,141 of cash during the first six months of 2020, compared with $904 used in the comparable period of 2019. This reflects net repayments on debt in the first six months of 2020 compared with net proceeds on debt in the comparable period of 2019. This use of cash, as discussed above, was partially offset by lower share repurchases associated with the share repurchase program in the first six months of 2020 compared with the comparable period of 2019.

Long-term debt, including the current portion, decreased to $7,139 as of June 30, 2020 as compared to $7,587 as of December 31, 2019 and total debt was $7,392 as of June 30, 2020 as compared to $7,847 as of December 31, 2019. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper and the repayment of the Company’s $500 1.75% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due in May 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $358 and $737 as of June 30, 2020 and 2019, respectively. The average daily balances outstanding for commercial paper in the first six months of 2020 and 2019 were $1,303 and $1,584, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit of approximately $4,500 (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2019, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2020. Commitment fees related to the credit facilities are not material.

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

Cash and cash equivalents increased $114 during the first six months of 2020 to $997 at June 30, 2020, compared to $883 at December 31, 2019, most of which ($878 and $798, respectively) were held by the Company’s foreign subsidiaries.

During the six months ended June 30, 2020, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the anticipated impact of COVID-19, see “Executive Overview” and “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

For additional information regarding liquidity and capital resources, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Goodwill and Indefinite-Lived Intangible Assets

As previously disclosed, as a result of the COVID-19 pandemic, in the first quarter of 2020, the Company determined that a “triggering event” had occurred relative to its recently acquired Filorga skin health business and, as required, performed a quantitative analysis, with the assistance of a third-party valuation firm, of the value of the Filorga reporting unit and its indefinite-life intangible assets. Based on the analysis, the Company determined that the fair value of the Filorga reporting unit and the related indefinite life intangible assets were not impaired.

As of March 31, 2020, the fair value of the Filorga reporting unit exceeded its carrying value by 10%. While Filorga’s performance in the second quarter of 2020 was in line with its revised business plan, given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and on the Filorga business in particular, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Filorga reporting unit, resulting in potential impairment charges in subsequent periods. A reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in a reduction of the fair value of the Filorga reporting unit of approximating 5%. Given the recent acquisition of Filorga, where there is inherently a lower surplus of fair value over carrying value, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses of our reporting units and indefinite-lived intangible assets in future periods.

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
Market share data is subject to limitations on the availability of up-to-date information. In particular, market share data is currently not generally available for certain retail channels, such as eCommerce and certain club retailers and discounters. The Company measures year-to-date market shares from January 1 of the relevant year through the most recent period for which market share data is available, which typically reflects a lag time of one or two months. The Company believes that the third-party vendors it uses to provide data are reliable, but it has not verified the accuracy or completeness of the data or any assumptions underlying the data. In certain limited circumstances, the COVID-19 pandemic has impacted the ability of our third-party vendors to provide the Company with reliable updated market share data. In addition, market share information reported by the Company may be different from market share information reported by other companies due to differences in category definitions, the use of data from different countries, internal estimates and other factors.

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share growth, financial goals, the impact of foreign exchange, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to achieve our sustainability goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 1A. Risk Factors

With the exception of the additional risk factor relating to COVID-19 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which is reproduced below, there have been no material changes from the risk factors disclosed in Part 1, Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

We face various risks related to pandemics, epidemics or similar widespread public health concerns, including the novel coronavirus pandemic (“COVID-19”). A pandemic, epidemic or similar widespread health concern could have, and COVID-19 has had and may continue to have, a variety of impacts on our business, results of operations, cash flows and financial condition, including:

•Our ability to continue to maintain and support the health and safety of our employees, including key employees;
•Volatility in the demand for and availability of our products, which may be caused by the temporary inability of our consumers to purchase our products due to illness, financial hardship, quarantine, government actions mandating the closure of our distributors or retailers or imposing travel or movement restrictions, shifts in demand away from more discretionary or higher priced products to lower priced products, or pantry-loading activity;
•Changes in purchasing patterns of our consumers, including the frequency of visits by consumers to retail locations and a shift to purchasing our products online from eCommerce retailers;
•Inability to meet our customers’ needs and achieve our cost targets due to temporary or long-term disruptions in the manufacture, sourcing and distribution of our products or materials despite our business continuity and contingency plans in place for key manufacturing sites and the supply of raw and packaging materials;
•Failure of third parties on which we rely, including our suppliers, contract manufacturers, customers, commercial banks, joint venture partners and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
•Significant changes in the economic and political conditions of the markets in which we operate, which could restrict and have restricted our employees’ ability to work and travel, could mandate and have mandated or caused the closure of certain distributors or retailers, our offices, shared business service centers and/or operating and manufacturing facilities or otherwise could prevent and have prevented us as well as our third-party partners, suppliers or customers from sufficiently staffing operations, including operations necessary for the manufacture, distribution, sale and support of our products; and/or
•Disruptions and volatility in the global capital markets, which may increase the cost of capital and adversely impact our access to capital, and currency and commodity prices.

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

COLGATE-PALMOLIVE COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 18, 2018, the Board authorized the repurchase of shares of the Company’s common stock having an aggregate purchase price of up to $5 billion under a new share repurchase program (the “2018 Program”), which replaced a previously authorized share repurchase program. The Board also has authorized share repurchases on an ongoing basis to fulfill certain requirements of the Company’s compensation and benefit programs. The shares are repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion, subject to market conditions, customary blackout periods and other factors. The Company did not make any share repurchases under the 2018 Program during the second quarter of 2020, as described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.

The following table shows the stock repurchase activity for the three months in the quarter ended June 30, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2) (in millions)
April 1 through 30, 2020	31,314	$70.09	—	$3,074
May 1 through 31, 2020	31,222	$69.42	—	$3,074
June 1 through 30, 2020	29,670	$74.30	—	$3,074
Total	92,206	$71.22	—
(1) Includes share repurchases associated with certain employee elections under the Company’s compensation and benefit programs. The Company did not make any share repurchases under the 2018 Program during the quarter ended June 30, 2020.
(2) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6. Exhibits

Exhibit No.	Description
31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. *

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

__________
* Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

July 31, 2020	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

July 31, 2020	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

July 31, 2020	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller