Form 10-Q
period 2020-09-30
COLGATE PALMOLIVE CO
filed 2020-10-30
CIK 21665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
_________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding	Date
Common stock, $1.00 par value	857,168,831	September 30, 2020

PART I.    FINANCIAL INFORMATION

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Income
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$4,153	$3,928	$12,147	$11,678
Cost of sales	1,613	1,612	4,773	4,767
Gross profit	2,540	2,316	7,374	6,911
Selling, general and administrative expenses	1,518	1,429	4,386	4,163
Other (income) expense, net	4	31	72	125
Operating profit	1,018	856	2,916	2,623
Non-service related postretirement costs	15	27	56	79
Interest (income) expense, net	36	35	107	113
Income before income taxes	967	794	2,753	2,431
Provision for income taxes	222	167	585	586
Net income including noncontrolling interests	745	627	2,168	1,845
Less: Net income attributable to noncontrolling interests	47	49	120	121
Net income attributable to Colgate-Palmolive Company	$698	$578	$2,048	$1,724

Earnings per common share, basic	$0.81	$0.67	$2.39	$2.00

Earnings per common share, diluted	$0.81	$0.67	$2.38	$2.00

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income including noncontrolling interests	$745	$627	$2,168	$1,845
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	57	(111)	(230)	(60)
Retirement plans and other retiree benefit adjustments	54	5	84	30
Gains (losses) on cash flow hedges	1	4	(2)	(3)
Total Other comprehensive income (loss), net of tax	112	(102)	(148)	(33)
Total Comprehensive income including noncontrolling interests	857	525	2,020	1,812
Less: Net income attributable to noncontrolling interests	47	49	120	121
Less: Cumulative translation adjustments attributable to noncontrolling interests	12	(6)	(1)	(6)
Total Comprehensive income attributable to noncontrolling interests	59	43	119	115
Total Comprehensive income attributable to Colgate-Palmolive Company	$798	$482	$1,901	$1,697
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Balance Sheets
(Dollars in Millions)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$989	$883
Receivables (net of allowances of $88 and $76, respectively)	1,292	1,440
Inventories	1,578	1,400
Other current assets	508	456
Total current assets	4,367	4,179
Property, plant and equipment:
Cost	8,380	8,580
Less: Accumulated depreciation	(4,874)	(4,830)
	3,506	3,750
Goodwill	3,711	3,508
Other intangible assets, net	2,838	2,667
Deferred income taxes	208	177
Other assets	836	753
Total assets	$15,466	$15,034
Liabilities and Shareholders’ Equity
Current Liabilities
Notes and loans payable	$9	$260
Current portion of long-term debt	256	254
Accounts payable	1,225	1,237
Accrued income taxes	423	370
Other accruals	2,568	1,917
Total current liabilities	4,481	4,038
Long-term debt	6,971	7,333
Deferred income taxes	406	507
Other liabilities	2,535	2,598
Total liabilities	14,393	14,476
Shareholders’ Equity
Common stock	1,466	1,466
Additional paid-in capital	2,837	2,488
Retained earnings	23,052	22,501
Accumulated other comprehensive income (loss)	(4,421)	(4,273)
Unearned compensation	(1)	(2)
Treasury stock, at cost	(22,280)	(22,063)
Total Colgate-Palmolive Company shareholders’ equity	653	117
Noncontrolling interests	420	441
Total equity	1,073	558
Total liabilities and equity	$15,466	$15,034
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Cash Flows
(Dollars in Millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net income including noncontrolling interests	$2,168	$1,845
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operations:
Depreciation and amortization	400	386
Restructuring and termination benefits, net of cash	(66)	11
Stock-based compensation expense	85	83
Deferred income taxes	(124)	79
Voluntary benefit plan contributions	—	(113)
Cash effects of changes in:
Receivables	62	(65)
Inventories	(214)	(69)
Accounts payable and other accruals	468	(52)
Other non-current assets and liabilities	(23)	58
Net cash provided by (used in) operations	2,756	2,163
Investing Activities
Capital expenditures	(249)	(226)
Purchases of marketable securities and investments	(109)	(152)
Proceeds from sale of marketable securities and investments	42	14
Payment for acquisitions, net of cash acquired	(352)	(1,711)
Net cash provided by (used in) investing activities	(668)	(2,075)
Financing Activities
Principal payments on debt	(3,269)	(4,184)
Proceeds from issuance of debt	2,500	6,008
Dividends paid	(1,162)	(1,140)
Purchases of treasury shares	(578)	(1,024)
Proceeds from exercise of stock options	640	490
Purchases of non-controlling interests in subsidiaries	(99)	—
Net cash provided by (used in) financing activities	(1,968)	150
Effect of exchange rate changes on Cash and cash equivalents	(14)	(16)
Net increase (decrease) in Cash and cash equivalents	106	222
Cash and cash equivalents at beginning of the period	883	726
Cash and cash equivalents at end of the period	$989	$948
Supplemental Cash Flow Information
Income taxes paid	$606	$669
See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Three Months Ended September 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2020	$1,466	$2,666	$(1)	$(22,075)	$22,731	$(4,519)	$464
Net income	—	—	—	—	698	—	47
Other comprehensive income (loss), net of tax	—	—	—	—	—	100	12
Dividends ($0.44 per share)	—	—	—	—	(379)	—	—
Stock-based compensation expense	—	53	—	—	—	—	—
Shares issued for stock options	—	130	—	132	—	—	—
Shares issued for restricted stock units	—	(13)	—	13	—	—	—
Treasury stock acquired	—	—	—	(350)	—	—	—
Noncontrolling interests acquired	—	—	—	—	—	—	(99)
Other	—	1	—	—	2	(2)	(4)
Balance, September 30, 2020	$1,466	$2,837	$(1)	$(22,280)	$23,052	$(4,421)	$420

Three Months Ended September 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, June 30, 2019	$1,466	$2,338	$(3)	$(21,682)	$21,653	$(4,119)	$337
Net income	—	—	—	—	578	—	49
Other comprehensive income (loss), net of tax	—	—	—	—	—	(96)	(6)
Dividends ($0.43 per share)	—	—	—	—	(370)	—	(2)
Stock-based compensation expense	—	49	—	—	—	—	—
Shares issued for stock options	—	93	—	128	—	—	—
Shares issued for restricted stock units	—	(14)	—	14	—	—	—
Treasury stock acquired	—	—	—	(360)	—	—	—
Noncontrolling interests assumed through acquisition	—	—	—	—	—	—	120
Other	—	—	2	—	(1)	—	—
Balance, September 30, 2019	$1,466	$2,466	$(1)	$(21,900)	$21,860	$(4,215)	$498
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,357 at September 30, 2020 ($3,209 at September 30, 2019) and $3,402 at June 30, 2020 ($3,104 at June 30, 2019), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,054 at September 30, 2020 ($1,008 at September 30, 2019) and $1,108 at June 30, 2020 ($1,013 at June 30, 2019), respectively.

See Notes to Condensed Consolidated Financial Statements.

COLGATE-PALMOLIVE COMPANY
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in Millions)
(Unaudited)

Nine Months Ended September 30, 2020
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2019	$1,466	$2,488	$(2)	$(22,063)	$22,501	$(4,273)	$441
Net income	—	—	—	—	2,048	—	120
Other comprehensive income (loss), net of tax	—	—	—	—	—	(147)	(1)
Dividends ($1.75 per share)*	—	—	—	—	(1,503)	—	(37)
Stock-based compensation expense	—	85	—	—	—	—	—
Shares issued for stock options	—	290	—	329	—	—	—
Shares issued for restricted stock units	—	(30)	—	30	—	—	—
Treasury stock acquired	—	—	—	(578)	—	—	—
Noncontrolling interests acquired	—	—	—	—	—	—	(99)
Other	—	4	1	2	6	(1)	(4)
Balance, September 30, 2020	$1,466	$2,837	$(1)	$(22,280)	$23,052	$(4,421)	$420

Nine Months Ended September 30, 2019
	Colgate-Palmolive Company Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(1)	Noncontrolling Interests
Balance, December 31, 2018	$1,466	$2,204	$(3)	$(21,196)	$21,615	$(4,188)	$299
Net income	—	—	—	—	1,724	—	121
Other comprehensive income (loss), net of tax	—	—	—	—	—	(27)	(6)
Dividends ($1.71 per share)*	—	—	—	—	(1,473)	—	(36)
Stock-based compensation expense	—	83	—	—	—	—	—
Shares issued for stock options	—	207	—	290	—	—	—
Shares issued for restricted stock units	—	(28)	—	28	—	—	—
Treasury stock acquired	—	—	—	(1,024)	—	—	—
Noncontrolling interests assumed through acquisition	—	—	—	—	—	—	120
Other	—	—	2	2	(6)	—	—
Balance, September 30, 2019	$1,466	$2,466	$(1)	$(21,900)	$21,860	$(4,215)	$498
(1) Accumulated other comprehensive income (loss) includes cumulative translation losses of $3,357 at September 30, 2020 ($3,209 at September 30, 2019) and $3,128 at December 31, 2019 ($3,155 at December 31, 2018), respectively, and unrecognized retirement plan and other retiree benefits costs of $1,054 at September 30, 2020 ($1,008 at September 30, 2019) and $1,138 at December 31, 2019 ($1,038 at December 31, 2018), respectively.

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

In March 2020, the FASB issued ASU No. 2020-03, “Codification to Financial Instruments.” This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (“CECL”) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate implied fair value, essentially eliminating step two from the goodwill impairment test. The new standard requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. Any impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard was effective for the Company on a prospective basis beginning on January 1, 2020 and did not have a material impact on the Company’s Consolidated Financial Statements.

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
Other intangible assets acquired include trademarks, valued at $115, which are considered to have a finite useful life of 25 years, and customer relationships valued at $45, which are considered to have a finite useful life of 17 years. Goodwill of $171 was allocated to the North America segment. The Company expects that goodwill will be deductible for tax purposes.

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

Laboratoires Filorga Cosmétiques (“Filorga”)

On September 19, 2019, the Company acquired the Filorga skin health business ("Filorga") for cash consideration of €1,516 (approximately $1,674), which included interest on the equity purchase price, plus additional consideration of €32 (approximately $38), the majority of which related to repayment of loans from former shareholders of Filorga. Filorga is a premium anti-aging skin health brand focused primarily on facial care. This acquisition is part of the Company’s strategy to focus on high growth segments within its Oral Care, Personal Care and Pet Nutrition businesses, including by expanding its portfolio in premium skin health.

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
Other intangible assets acquired include trademarks of $774, which are considered to have an indefinite useful life, and customer relationships of $277, which are considered to have a finite useful life of 14 years. Goodwill of $923 was allocated to the Europe segment. Goodwill will not be deductible for tax purposes.

In the third quarter of 2020, the Company completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets, for approximately €85 (approximately $99) in cash.

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

During the three months ended September 30, 2020, the Company adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect its revised estimate of remaining liabilities. This adjustment resulted in a reduction of $16 ($13 after-tax), of which $3 was recorded in Selling, general and administrative expenses and $13 was recorded in Other (income) expense, net. No new restructuring projects were approved for implementation during the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2019 restructuring and implementation-related charges are reflected in the income statement as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cost of sales	$1	$9
Selling, general and administrative expenses	28	42
Other (income) expense, net	(3)	43
Non-service related postretirement costs	1	4
Total Global Growth and Efficiency Program charges, pretax	$27	$98

Total Global Growth and Efficiency Program charges, aftertax	$22	$75
Restructuring and implementation-related charges in the preceding table and the adjustment recorded in the third quarter of 2020 were recorded in the Corporate segment as these decisions were predominantly centrally directed and controlled and were not included in internal measures of segment operating performance.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables summarize the activity for restructuring accrual:

Three Months Ended September 30, 2020
Balance at June 30, 2020	$64
Charges (Benefits)	(16)
Cash payments	(15)
Charges against assets	—
Foreign exchange	1
Other	—
Balance at September 30, 2020	$34

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$100
Charges (Benefits)	(16)
Cash payments	(50)
Charges against assets	—
Foreign exchange	—
Other	—
Balance at September 30, 2020	$34

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

6.    Inventories

Inventories by major class are as follows:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$390	$305
Work-in-process	48	49
Finished goods	1,190	1,056
Total Inventories, net	$1,628	$1,410
Non-current inventory, net	$(50)	$(10)
Current Inventories, net	$1,578	$1,400
7.    Earnings Per Share

For the three months ended September 30, 2020 and 2019, earnings per share were as follows:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$698	859.0	$0.81	$578	858.7	$0.67
Stock options and restricted stock units		2.8			2.5
Diluted EPS	$698	861.8	$0.81	$578	861.2	$0.67
For the three months ended September 30, 2020 and 2019, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 2,693,996 and 16,963,201, respectively.
For the nine months ended September 30, 2020 and 2019, earnings per share were as follows:

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share	Net income attributable to Colgate-Palmolive Company	Shares (millions)	Per Share
Basic EPS	$2,048	857.7	$2.39	$1,724	860.1	$2.00
Stock options and restricted stock units		1.8			2.3
Diluted EPS	$2,048	859.5	$2.38	$1,724	862.4	$2.00
For the nine months ended September 30, 2020 and 2019, the average number of stock options and restricted stock units that were anti-dilutive and not included in diluted earnings per share calculations were 15,862,643 and 18,818,149, respectively.
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

8.    Other Comprehensive Income (Loss)

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the three months ended September 30, 2020 and 2019 were as follows:

	2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$5	$45	$(83)	$(105)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	53	41	(14)	(10)
Amortization of net actuarial loss, transition and prior service costs (1)	15	13	19	15
Retirement plans and other retiree benefits adjustments	68	54	5	5
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	(1)	(1)	6	5
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	2	2	(1)	(1)
Gains (losses) on cash flow hedges	1	1	5	4
Total Other comprehensive income (loss)	$74	$100	$(73)	$(96)
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

Additions to and reclassifications out of Accumulated other comprehensive income (loss) attributable to the Company for the nine months ended September 30, 2020 and 2019 were as follows:

	2020		2019
	Pretax	Net of Tax	Pretax	Net of Tax
Cumulative translation adjustments	$(288)	$(229)	$(33)	$(54)
Retirement plans and other retiree benefits:
Net actuarial gain (loss) and prior service costs arising during the period	55	42	(15)	(11)
Amortization of net actuarial loss, transition and prior service costs (1)	55	42	54	41
Retirement plans and other retiree benefits adjustments	110	84	39	30
Cash flow hedges:
Unrealized gains (losses) on cash flow hedges	2	1	3	2
Reclassification of (gains) losses into net earnings on cash flow hedges (2)	(4)	(3)	(6)	(5)
Gains (losses) on cash flow hedges	(2)	(2)	(3)	(3)
Total Other comprehensive income (loss)	$(180)	$(147)	$3	$(27)
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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

9.    Retirement Plans and Other Retiree Benefits

Components of Net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Pension Benefits				Other Retiree Benefits
	United States		International
	2020	2019	2020	2019	2020	2019
Service cost	$—	$1	$4	$3	$3	$4
Interest cost	20	22	5	6	10	15
Expected return on plan assets	(29)	(29)	(6)	(4)	—	(2)
Amortization of actuarial loss (gain)	10	14	2	1	3	4
Net periodic benefit cost	$1	$8	$5	$6	$16	$21

	Nine Months Ended September 30, 2020
	Pension Benefits				Other Retiree Benefits
	United States		International
	2020	2019	2020	2019	2020	2019
Service cost	$—	$1	$11	$10	$14	$11
Interest cost	57	68	14	16	29	35
Expected return on plan assets	(83)	(78)	(15)	(13)	(1)	(3)
Amortization of actuarial loss (gain)	34	39	7	6	14	9
Net periodic benefit cost	$8	$30	$17	$19	$56	$52
For the nine months ended September 30, 2020 and 2019, the Company made voluntary contributions to its U.S. postretirement plans of $0 and $113, respectively.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

10.    Income Taxes

The provision for income taxes for the nine months ended September 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the Tax Cuts and Jobs Acts (the “TCJA”).

As part of the previously recorded charge for the TCJA, the Company had provided for foreign withholding taxes expected to be paid on the remittance of earnings from certain overseas subsidiaries no longer deemed indefinitely reinvested. As a result of a recent reorganization of the ownership structure of certain foreign subsidiaries, the Company determined that no withholding taxes are due on the remittance by certain subsidiaries of earnings previously deemed reinvested and, accordingly, in the first quarter of 2020, reversed $45 of previously recorded foreign withholding taxes.

Also as part of the previously recorded charge for the TCJA, the Company provided a valuation allowance against a deferred tax asset related to foreign tax credit carry-forwards that the Company did not expect to be able to use due to changes made by the TCJA. As a result of a new operating structure being implemented within one of the Company’s divisions, the Company believes the use of these foreign tax credit carry-forwards will not be limited in the future and, accordingly, in the first quarter of 2020, reversed the previously recorded valuation allowance of $26.

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

The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. For those matters disclosed below for which the amount of any potential losses can be reasonably estimated, the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $400 (based on current exchange rates). The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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

The Brazilian internal revenue authority has disallowed interest deductions and foreign exchange losses taken by the Company’s Brazilian subsidiary for certain years in connection with the financing of the Kolynos acquisition. The tax assessments with interest, penalties and any court-mandated fees, at the current exchange rate, are approximately $103. This amount includes additional assessments received from the Brazilian internal revenue authority in April 2016 relating to net operating loss carryforwards used by the Company’s Brazilian subsidiary to offset taxable income that had also been deducted from the authority’s original assessments. The Company has been disputing the disallowances by appealing the assessments since October 2001.

In each of September 2015, February 2017, June 2018, April 2019 and September 2020, the Company lost an administrative appeal and subsequently filed an appeal in Brazilian federal court. Currently, there are five appeals pending in the Brazilian federal court. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the disallowances are without merit and that the Company should ultimately prevail. The Company is challenging these disallowances vigorously.

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

In December 2005, the Brazilian internal revenue authority issued to the Company’s Brazilian subsidiary a tax assessment with interest, penalties and any court-mandated fees of approximately $46, at the current exchange rate, based on a claim that certain purchases of U.S. Treasury bills by the subsidiary and their subsequent disposition during the period 2000 to 2001 were subject to a tax on foreign exchange transactions. The Company had been disputing the assessment within the internal revenue authority’s administrative appeals process. However, in November 2015, the Superior Chamber of Administrative Tax Appeals denied the Company’s final administrative appeal, and the Company has filed a lawsuit in the Brazilian federal court. In the event the Company is unsuccessful in this lawsuit, further appeals are available within the Brazilian federal courts. Although there can be no assurances, management believes, based on the opinion of its Brazilian legal counsel, that the tax assessment is without merit and that the Company should ultimately prevail. The Company is challenging this assessment vigorously.

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

Competition Matter

Certain of the Company’s subsidiaries were historically subject to actions and, in some cases, fines, by governmental authorities in a number of countries related to alleged competition law violations. Substantially all of these matters also involved other consumer goods companies and/or retail customers. The Company’s policy is to comply with antitrust and competition laws and, if a violation of any such laws is found, to take appropriate remedial action and to cooperate fully with any related governmental inquiry. The status as of September 30, 2020 of such competition law matters pending against the Company during the nine months ended September 30, 2020 is set forth below.

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

Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain talcum powder products that were sold prior to 1996 were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries, including suppliers of asbestos and manufacturers of products that, unlike the Company’s products, were designed to contain asbestos. As of September 30, 2020, there were 139 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 128 cases as of June 30, 2020 and 121 cases as of December 31, 2019. During the three months ended September 30, 2020, 20 new cases were filed and nine cases were resolved by voluntary dismissal, settlement or dismissal by the court. During the nine months ended September 30, 2020, 37 new cases were filed and 18 cases were resolved by voluntary dismissal, settlement or dismissal by the court. In addition, during the nine months ended September 30, 2020, one case that was previously dismissed by the trial court was affirmed on appeal and is now closed. The value of the settlements in the quarter and the year-to-date period presented was not material, either individually or in the aggregate, to each such period’s results of operations.

A significant portion of the Company’s costs incurred in defending and resolving these claims has been, and the Company believes will continue to be, covered by insurance policies issued by several primary, excess and umbrella insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

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

ERISA Matter

In June 2016, a putative class action claiming that residual annuity payments made to certain participants in the Colgate-Palmolive Company Employees’ Retirement Income Plan (the “Plan”) did not comply with the Employee Retirement Income Security Act was filed against the Plan, the Company and certain individuals (the “Company Defendants”) in the United States District Court for the Southern District of New York (the “Court”). The relief sought includes recalculation of benefits, pre- and post-judgment interest and attorneys’ fees. This action was certified as a class action in July 2017. In July 2020, the Court granted in part and denied in part the Company Defendants’ motion for summary judgment and dismissed certain claims on consent of the parties. In August 2020, the Court granted the plaintiffs’ motion for summary judgment on the remaining claims. The Company and the Plan are contesting this action vigorously and, in September 2020, appealed to the United States Court of Appeals for the Second Circuit.

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

Net sales by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Oral, Personal and Home Care
North America	$923	$869	$2,801	$2,568
Latin America	837	881	2,531	2,700
Europe	712	607	2,004	1,798
Asia Pacific	722	690	1,980	2,035
Africa/Eurasia	255	248	736	732
Total Oral, Personal and Home Care	3,449	3,295	10,052	9,833
Pet Nutrition	704	633	2,095	1,845
Total Net sales	$4,153	$3,928	$12,147	$11,678
Approximately 70% of the Company’s Net sales are generated from markets outside the U.S., with approximately 45% of the Company’s Net sales coming from emerging markets (which consist of Latin America, Asia (excluding Japan), Africa/Eurasia and Central Europe).

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The Company’s Net sales of Oral, Personal and Home Care and Pet Nutrition products accounted for the following percentages of the Company’s Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales
Oral Care	44%	46%	43%	46%
Personal Care	21%	20%	21%	20%
Home Care	18%	18%	19%	18%
Pet Nutrition	17%	16%	17%	16%
Total Net sales	100%	100%	100%	100%
Operating profit by segment was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating profit
Oral, Personal and Home Care
North America	$242	$248	$753	$750
Latin America	250	235	728	718
Europe	169	153	482	452
Asia Pacific	222	193	559	557
Africa/Eurasia	61	48	174	141
Total Oral, Personal and Home Care	944	877	2,696	2,618
Pet Nutrition	196	169	588	501
Corporate	(122)	(190)	(368)	(496)
Total Operating profit	$1,018	$856	$2,916	$2,623
For the three and nine months ended September 30, 2020, Corporate Operating profit (loss) included acquisition-related costs of $0 and $6, respectively, and benefits of $16 in both periods resulting from the Global Growth and Efficiency Program, which ended on December 31, 2019.
For the three and nine months ended September 30, 2019, Corporate Operating profit (loss) included charges of $26 and $94, respectively, resulting from the Global Growth and Efficiency Program, which ended on December 31, 2019 and acquisition-related costs of $18 in both periods.

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

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table summarizes the fair value of the Company’s derivative instruments and other financial instruments which are carried at fair value in the Company’s Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	Assets			Liabilities
	Account	Fair Value		Account	Fair Value
Designated derivative instruments		September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Interest rate swap contracts	Other current assets	$—	$—	Other accruals	$—	$—
Interest rate swap contracts	Other assets	15	4	Other liabilities	—	—
Forward-starting interest rate swaps	Other current assets	—	—	Other accruals	—	—
Forward-starting interest rate swaps	Other assets	—	—	Other liabilities	4	—
Foreign currency contracts	Other current assets	14	6	Other accruals	28	15
Foreign currency contracts	Other assets	—	—	Other liabilities	29	14
Commodity contracts	Other current assets	1	—	Other accruals	—	—
Total designated		$30	$10		$61	$29

Other financial instruments
Marketable securities	Other current assets	$80	$23
Total other financial instruments		$80	$23

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The carrying amount of cash, cash equivalents, marketable securities, accounts receivable and short-term debt approximated fair value as of September 30, 2020 and December 31, 2019. The estimated fair value of the Company’s long-term debt, including the current portion, as of September 30, 2020 and December 31, 2019, was $8,070 and $8,056, respectively, and the related carrying value was $7,227 and $7,587, respectively. The estimated fair value of long-term debt was derived principally from quoted prices on the Company’s outstanding fixed-term notes (Level 2 valuation).

The following amounts were recorded on the Condensed Consolidated Balance Sheet related to the cumulative basis adjustment for fair value hedges as of:

	September 30, 2020	December 31, 2019
Long-term debt:
Carrying amount of hedged item	$414	$403
Cumulative hedging adjustment included in the carrying amount	15	4
The following tables present the notional values as of:

	September 30, 2020
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$586	$—	$400	$—	$—	$986
Cash Flow Hedges	797	—	—	300	16	1,113
Net Investment Hedges	585	3,487	—	—	—	4,072

	December 31, 2019
	Foreign Currency Contracts	Foreign Currency Debt	Interest Rate Swaps	Forward-Starting Interest Rate Swaps	Commodity Contracts	Total
Fair Value Hedges	$388	$—	$400	$—	$—	$788
Cash Flow Hedges	761	—	—	—	20	781
Net Investment Hedges	478	3,856	—	—	—	4,334

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following tables present the location and amount of gains (losses) recognized on the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$2	$—	$—	$(2)
Hedged items	—	—	(2)	—	—	2
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	(10)	—	—	—	—
Hedged items	—	10	—	—	—	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	1	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(1)	—	—	—	—	—
Total gain (loss) on hedges recognized in income	$(2)	$—	$—	$1	$—	$—

	Nine Months Ended September 30,
	2020			2019
	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net	Cost of sales	Selling, general and administrative expenses	Interest (income) expense, net
Gain (loss) on hedges recognized in income:
Interest rate swaps designated as fair value hedges:
Derivative instrument	$—	$—	$(11)	$—	$—	$(15)
Hedged items	—	—	11	—	—	15
Foreign currency contracts designated as fair value hedges:
Derivative instrument	—	29	—	—	10	—
Hedged items	—	(29)	—	—	(10)	—
Foreign currency contracts designated as cash flow hedges:
Amount reclassified from OCI	6	—	—	5	—	—
Commodity contracts designated as cash flow hedges:
Amount reclassified from OCI	(2)	—	—	1	—	—
Total gain (loss) on hedges recognized in income	$4	$—	$—	$6	$—	$—

COLGATE-PALMOLIVE COMPANY
 Notes to Condensed Consolidated Financial Statements (continued)
(Dollars in Millions Except Share and Per Share Amounts)
(Unaudited)

The following table presents the location and amount of unrealized gains (losses) included in OCI:

	Three Months Ended
	September 30,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$(7)	$7
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	4	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	2	(1)
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(21)	23
Gain (loss) on hedged items	21	(23)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(171)	100
Gain (loss) on hedged items	171	(100)
Total unrealized gain (loss) on hedges recognized in OCI	$(1)	$6

	Nine Months Ended
	September 30,
	2020	2019
Foreign currency contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	$6	$2
Forward-starting interest rate swaps designated as cash flow hedges:
Gain (loss) recognized in OCI	(4)	—
Commodity contracts designated as cash flow hedges:
Gain (loss) recognized in OCI	—	1
Foreign currency contracts designated as net investment hedges:
Gain (loss) on instruments	(8)	22
Gain (loss) on hedged items	8	(22)
Foreign currency debt designated as net investment hedges:
Gain (loss) on instruments	(174)	105
Gain (loss) on hedged items	174	(105)
Total unrealized gain (loss) on hedges recognized in OCI	$2	$3

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

We are tightly focused on two product segments: Oral, Personal and Home Care; and Pet Nutrition. Within these segments, we follow a closely defined business strategy to grow our key product categories and increase our overall market share. Within the categories in which we compete, we prioritize our efforts based on their capacity to maximize the use of the organization’s core competencies and strong global equities and to deliver sustainable, profitable long-term growth.

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

COVID-19

The COVID-19 pandemic and government steps to control the spread of COVID-19 have had and continue to have a profound impact on the way people live, work, interact and shop and have significantly impacted and may continue to impact economic activity around the world. We have a well-established Crisis Management Team (“CMT”) process, and the CMT, together with our senior management team and Colgate people around the world, continue to respond to and manage the challenges presented by COVID-19.

During the nine months ended September 30, 2020 many of the communities in which we manufacture, market and sell our products experienced unprecedented “stay at home” orders, travel or movement restrictions and other government actions to reduce the spread and address the impact of COVID-19, and have implemented varying policies to resume economic activity. The situation continues to be uncertain and varies by geography, as infection rates of COVID-19 continue to increase in many regions throughout the world, and authorities have taken different approaches to address the pandemic and resume economic activity. Because the vast majority of our products (such as oral care products, soaps and other personal hygiene products, home cleaners and pet food) have been deemed essential for the health and well-being of people and their pets, we have, in most instances, been able to continue operating our business.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

In so doing, the health and safety of Colgate employees has been and remains our first priority. Many of our employees globally continued to work from home during the quarter ended September 30, 2020. In those instances where our employees cannot perform their work at home, such as in our factories and in certain of our laboratories, or in geographies where circumstances have allowed us to offer employees the ability to return to the office, often on a voluntary and staggered basis, we have implemented additional health and safety measures and social distancing protocols, consistent with government recommendations and/or requirements, to help to ensure their safety, often at an additional cost. In addition, during the nine months ended September 30, 2020, we have experienced some limited factory closures, particularly in India, and in some cases we have seen increased instances of absenteeism. In addition, some of our suppliers, customers, distributors and service providers have experienced disruptions to their businesses.

We saw a significant increase in demand across many of our categories in the nine months ended September 30, 2020, driven by consumer pantry-loading and increased consumption of our products. This was particularly true in certain categories, such as liquid hand soap, dish liquid, bar soap and cleaners, and we believe that some of the increase in demand in these categories is sustainable in light of changes in consumer behavior related to COVID-19. In other categories, such as oral care and pet food, consumer demand trends have continued to normalize in the quarter ended September 30, 2020. Across our business, changes in consumer demand for our products vary by product category and geography depending on, among other things, the severity of the COVID-19 outbreak and retailer availability. At the same time, during the nine months ended September 30, 2020, we continued to experience declines in certain channels, including professional sales and travel retail, due to the economic slowdown and restricted consumer movement in many geographies throughout the world. We also continue to see changes in the purchasing patterns of our consumers, including the nature and/or frequency of visits by consumers to retailers and dental, veterinary and skin health professionals and a shift in many markets to purchasing our products online. During the nine months ended September 30, 2020, in some instances, we were not able to keep up with the increased consumer demand for our products and our products were at times out of stock on retailers’ shelves. In some cases, we incurred additional costs as we worked to meet this increased demand. Despite continuing to significantly ramp up production of in-demand products, we expect that some of our products may continue to be out of stock on retailers’ shelves for a period of time.

Government actions in response to COVID-19 have impacted and may continue to impact our consumers’ ability to purchase and our ability to manufacture and distribute our products. While we believe that, in the long-term, consumer demand for the products in our categories will continue to be strong, uncertainties continue surrounding the timing and extent of the pandemic and its recovery. These uncertainties include: the impact of the timing and scale of changes to travel and movement restrictions in certain geographies, the availability and widespread distribution and use of a safe and effective COVID-19 vaccine, the timing and impact of consumer pantry-loading and destocking activity in certain markets, product demand trends and the impact of COVID-19 on the global economy. Our retail customers are also being impacted by the global pandemic; their success in addressing COVID-19 and maintaining their operations could impact consumer access to and sales of our products. We expect the ongoing economic impact and health concerns associated with COVID-19 to continue to impact consumer behavior, shopping patterns and consumption preferences despite the lifting of government restrictions and the reopening of economies around the world.

While we currently expect to be able to continue operating our business as described above and we intend to continue to work with government authorities and to follow the necessary protocols to maintain the health and safety of our employees and contract providers, uncertainty resulting from COVID-19 could result in an unforeseen additional disruption to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

For more information about the anticipated COVID-19 impact, see “Outlook” below.

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

The provision for income taxes for the nine months ended September 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described in “Results of Operations-Income Taxes,” and in Note 10, Income Taxes to the Condensed Consolidated Financial Statements, both items were previously recorded in connection with the charge recorded in 2017 and revised in 2018 related to the Tax Cuts and Jobs Act (the “TCJA”).
On September 19, 2019, the Company acquired Laboratoires Filorga Cosmétiques S.A. (“Filorga”), a skin health business, for cash consideration of €1,548 (approximately $1,712). Filorga is a premium anti-aging skin health brand focused primarily on facial care. The acquisition was financed with a combination of debt and cash. This acquisition is part of our strategy to focus on high growth segments within our Oral Care, Personal Care and Pet Nutrition businesses, including by expanding our portfolio in premium skin health. On July 17, 2020, the Company completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets for approximately €85 (approximately $99) in cash. See Note 4, Acquisitions to the Condensed Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Our restructuring program, known as the “Global Growth and Efficiency Program,” concluded on December 31, 2019. The program’s initiatives were designed to help us ensure sustained solid worldwide growth in unit volume, organic sales, operating profit and earnings per share and to enhance our global leadership positions in our core businesses. During the three months ended September 30, 2020, the Company adjusted the accrual balances related to certain projects approved prior to the conclusion of the Global Growth and Efficiency Program to reflect its revised estimate of remaining liabilities. This adjustment resulted in a reduction of $16 ($13 after-tax) to restructuring accruals as of September 30, 2020. No new restructuring projects were approved for implementation during the nine months ended September 30, 2020. See Note 5, Restructuring and Related Implementation Charges to the Condensed Consolidated Financial Statements for additional information.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Outlook

Looking forward, we expect global macroeconomic, political and market conditions to remain challenging, especially due to the COVID-19 pandemic. We have seen short-term improvement in category growth rates due to heightened demand for certain health and hygiene products, particularly liquid hand soap, dish liquid, bar soap and cleaners. While we believe some of this is sustainable due to consumer behavior changes resulting from the COVID-19 pandemic, we have seen increased volatility in consumption rates across all of our categories as a result of the pandemic and it is therefore difficult to predict category growth rates over the next six to twelve months. In the longer term, post COVID-19, we expect category growth rates to remain below historical levels, except for the categories discussed above and pet nutrition, where we expect consumption to remain elevated to some extent for the foreseeable future.

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

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Results of Operations

Three Months

Worldwide Net sales were $4,153 in the third quarter of 2020, up 5.5% from the third quarter of 2019, as volume growth of 5.0% and net selling price increases of 4.5% were partially offset by negative foreign exchange of 4.0%. Acquisitions contributed 2% to volume. Organic sales (Net sales excluding the impact of foreign exchange, acquisitions and divestments), a non-GAAP financial measure, increased 7.5% in the third quarter of 2020. A reconciliation of net sales growth to organic sales growth is provided under “Non-GAAP Financial Measures” below.

Net sales in the Oral, Personal and Home Care product segment were $3,449 in the third quarter of 2020, up 4.5% from the third quarter of 2019, as volume growth of 4.5% and net selling price increases of 4.5% were partially offset by negative foreign exchange of 4.5%. Acquisitions contributed 2.5% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 6.5% in the third quarter of 2020.

The Company’s share of the global toothpaste market was 39.9% on a year-to-date basis, down 0.8 share points from the year ago period, and its share of the global manual toothbrush market was 31.1% on a year-to-date basis, up 0.2 share points from the year ago period. Year-to-date market shares in toothpaste were up in North America and Latin America and down in Europe, Asia Pacific and Africa/Eurasia versus the comparable 2019 period. In the manual toothbrush category, year-to-date market shares were up in North America, Latin America, Europe and Africa/Eurasia and down in Asia Pacific versus the comparable 2019 period. For additional information regarding market shares, see “Market Share Information” below.

Net sales in the Hill’s Pet Nutrition segment were $704 in the third quarter of 2020, up 11.0% from the third quarter of 2019, due to volume growth of 6.5% and net selling price increases of 4.5% while foreign exchange was flat. Organic sales in the Hill’s Pet Nutrition segment increased 11.0% in the third quarter of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $2,540 in the third quarter of 2020 from $2,316 in the third quarter of 2019. Gross profit in the third quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the third quarter of 2019, Gross profit increased to $2,540 in the third quarter of 2020 from $2,317 in the third quarter of 2019, an increase of $134 resulting from higher Net sales and an increase of $89 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 61.2% in the third quarter of 2020 from 59.0% in the third quarter of 2019. Excluding charges resulting from the Global Growth and Efficiency Program in the third quarter of 2019, Gross profit margin increased by 220 basis points (bps) to 61.2% in the third quarter of 2020 from 59.0% in the third quarter of 2019. This increase in Gross profit margin was primarily due to cost savings from the Company’s funding-the-growth initiatives (250 bps) and higher pricing (170 bps), partially offset by higher raw and packaging material costs (230 bps), which included foreign exchange transaction costs.

	Three Months Ended September 30,
	2020	2019
Gross profit, GAAP	$2,540	$2,316
Global Growth and Efficiency Program	—	1
Gross profit, non-GAAP	$2,540	$2,317

	Three Months Ended September 30,
	2020	2019	Basis Point Change
Gross profit margin, GAAP	61.2%	59.0%	220
Global Growth and Efficiency Program	—	—
Gross profit margin, non-GAAP	61.2%	59.0%	220

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 6% to $1,518 in the third quarter of 2020 from $1,429 in the third quarter of 2019. Selling, general and administrative expenses in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program and, in the third quarter of 2019, included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Selling, general and administrative expenses increased to $1,521 in the third quarter of 2020 from $1,401 in the third quarter of 2019, reflecting higher overhead expenses of $67 and increased advertising investment of $53.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.6% in the third quarter of 2020 from 36.4% in the third quarter of 2019. Excluding the items described above in both periods as applicable, Selling, general and administrative expenses as a percentage of Net sales increased by 90 bps to 36.6% in the third quarter of 2020 as compared to 35.7% in the third quarter of 2019. This increase was due to increased advertising investment (70 bps) and higher overhead expenses (20 bps), primarily driven by higher logistics costs, both as a percentage of Net sales. In the third quarter of 2020, advertising investment increased as a percentage of Net sales to 11.5% from 10.8% in the third quarter of 2019, or 13% in absolute terms to $476 as compared with $423 in the third quarter of 2019.

	Three Months Ended September 30,
	2020	2019
Selling, general and administrative expenses, GAAP	$1,518	$1,429
Global Growth and Efficiency Program	3	(28)
Selling, general and administrative expenses, non-GAAP	$1,521	$1,401

	Three Months Ended September 30,
	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.6%	36.4%	20
Global Growth and Efficiency Program	—	(0.7)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.6%	35.7%	90

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 19% to $1,018 in the third quarter of 2020 from $856 in the third quarter of 2019. Operating profit in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program. Operating profit in the third quarter of 2019 included charges resulting from the Global Growth and Efficiency Program and acquisition-related costs. Excluding these items in both periods as applicable, Operating profit increased to $1,002 in the third quarter of 2020 from $900 in the third quarter of 2019, as an increase in Gross profit was partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 24.5% in the third quarter of 2020, an increase of 270 bps compared to 21.8% in the third quarter of 2019. Excluding the items described above in both periods as applicable, Operating profit margin was 24.1% in the third quarter of 2020, an increase of 120 bps compared to 22.9% in the third quarter of 2019. This increase in Operating profit margin was primarily due to an increase in Gross profit (220 bps), partially offset by an increase in Selling, general and administrative expenses (90 bps), both as a percentage of Net sales.

	Three Months Ended September 30,
	2020	2019	% Change
Operating profit, GAAP	$1,018	$856	19%
Global Growth and Efficiency Program	(16)	26	—
Acquisition-related costs	—	18	—
Operating profit, non-GAAP	$1,002	$900	11%

	Three Months Ended September 30,
	2020	2019	Basis Point Change
Operating profit margin, GAAP	24.5%	21.8%	270
Global Growth and Efficiency Program	(0.4)	0.7	—
Acquisition-related costs	—	0.4	—
Operating profit margin, non-GAAP	24.1%	22.9%	120
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $15 in the third quarter of 2020, as compared to $27 in the third quarter of 2019. Non-service related postretirement costs in the third quarter of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding charges resulting from the Global Growth and Efficiency Program in the third quarter of 2019, Non-service related postretirement costs were $15 in the third quarter of 2020, as compared to $26 in the third quarter of 2019, primarily due to lower interest cost.

	Three Months Ended September 30,
	2020	2019
Non-service related postretirement costs, GAAP	$15	$27
Global Growth and Efficiency Program	—	(1)
Non-service related postretirement costs, non-GAAP	$15	$26
Interest (Income) Expense, Net

Interest (income) expense, net was $36 in the third quarter of 2020 as compared to $35 in the third quarter of 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the third quarter of 2020 increased to $698 from $578 in the third quarter of 2019, and Earnings per common share on a diluted basis increased to $0.81 per share in the third quarter of 2020 from $0.67 in the third quarter of 2019. Net income attributable to Colgate-Palmolive Company in the third quarter of 2020 included benefits resulting from the Global Growth and Efficiency Program, and in the third quarter of 2019 included charges resulting from the Global Growth and Efficiency Program and acquisition-related costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the third quarter of 2020 increased 12% to $685 from $614 in the third quarter of 2019, and Earnings per common share on a diluted basis increased 11% to $0.79 in the third quarter of 2020 from $0.71 in the third quarter of 2019.

	Three Months Ended September 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$967	$222	$745	$698	$0.81
Global Growth and Efficiency Program	(16)	(3)	(13)	(13)	(0.02)
Non-GAAP	$951	$219	$732	$685	$0.79

	Three Months Ended September 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$794	$167	$627	$578	$0.67
Global Growth and Efficiency Program	27	5	22	22	0.03
Acquisition-related costs	18	4	14	14	0.01
Non-GAAP	$839	$176	$663	$614	$0.71
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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Oral, Personal and Home Care

North America

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$923	$869	6.5%
Operating profit	$242	$248	(2)%
% of Net sales	26.2%	28.5%	(230)	bps
Net sales in North America increased 6.5% in the third quarter of 2020 to $923 as a result of volume growth of 3.0% and net selling price increases of 3.5%, while foreign exchange was flat. The Company’s acquisition of Hello contributed 1.5% to volume in North America. Organic sales in North America increased 5.0% in the third quarter of 2020. Organic sales growth was led by the United States.

The increase in organic sales in North America in the third quarter of 2020 versus the third quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the power toothbrush and toothpaste categories. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap category, partially offset by declines in organic sales in the skin health and underarm protection categories. The increase in Home Care was primarily due to organic sales growth in the hand dish category, partially offset by a decline in organic sales in the fabric softener category.
Operating profit in North America decreased 2% in the third quarter of 2020 to $242, or 230 bps to 26.2% as a percentage of Net sales. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (340 bps) and Other (income) expense, net (150 bps), partially offset by an increase in Gross profit (260 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (220 bps) and higher pricing, partially offset by higher raw and packaging material costs (70 bps). This increase in Selling, general and administrative expenses was due to higher overhead expenses (190 bps), primarily driven by higher logistics costs, and increased advertising investment (150 bps). The increase in Other (income) expense, net was primarily due to an inventory write off.

Latin America

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$837	$881	(5.0)%
Operating profit	$250	$235	6%
% of Net sales	29.9%	26.7%	320	bps
Net sales in Latin America decreased 5.0% in the third quarter of 2020 to $837, as negative foreign exchange of 16.5% was partially offset by volume growth of 2.0% and net selling price increases of 9.5%. Organic sales in Latin America increased 11.5% in the third quarter of 2020. Organic sales growth was led by Brazil, Argentina, Mexico and Colombia.

The increase in organic sales in Latin America in the third quarter of 2020 versus the third quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the bar soap, shampoo and liquid hand soap categories, partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the hand dish, fabric softener and liquid cleaner categories.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Latin America increased 6% in the third quarter of 2020 to $250, or 320 bps to 29.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (260 bps) and a decrease in Other (income) expense, net (50 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (410 bps) and higher pricing, partially offset by higher raw and packaging material costs (580 bps), which included foreign exchange transaction costs. This decrease in Other (income) expense, net was due to a value added tax matter in Brazil.

Europe

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$712	$607	17.0%
Operating profit	$169	$153	10%
% of Net sales	23.7%	25.2%	(150)	bps
Net sales in Europe increased 17.0% in the third quarter of 2020 to $712 due to volume growth of 12.0%, an increase in net selling prices of 0.5% and positive foreign exchange of 4.5%. The Company’s acquisition of Filorga contributed 9.5% to volume in Europe. Organic sales in Europe increased 3.0% in the third quarter of 2020. Organic sales growth in France, the Netherlands and Denmark were partially offset by an organic sales decline in the United Kingdom.

The increase in organic sales in Europe in the third quarter of 2020 versus the third quarter of 2019 was primarily due to an increase in Personal Care and Home Care organic sales. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and body wash categories, partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the fabric softener and hand dish categories.

Operating profit in Europe increased 10% in the third quarter of 2020 to $169, while as a percentage of Net sales it decreased 150 bps to 23.7%. This decrease in Operating profit as a percentage of Net sales was due to increases in Selling, general and administrative expenses (330 bps) and Other (income) expense, net (80 bps), partially offset by an increase in Gross profit (260 bps), all as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (200 bps) and favorable mix (140 bps), partially offset by higher raw and packaging material costs (70 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (200 bps) and higher overhead expenses (130 bps). This increase in Other (income) expense, net was due to amortization expense related to the Filorga acquisition.

Asia Pacific

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$722	$690	4.5%
Operating profit	$222	$193	15%
% of Net sales	30.7%	28.0%	270	bps
Net sales in Asia Pacific increased 4.5% in the third quarter of 2020 to $722 due to volume growth of 2.5% and selling price increases of 2.0%, while foreign exchange was flat. Organic sales in Asia Pacific increased 4.5% in the third quarter of 2020. Organic sales growth was led by Australia, India, the Philippines and the Greater China region.

The increase in organic sales in Asia Pacific in the third quarter of 2020 versus the third quarter of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to an increase in organic sales in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap and shampoo categories. The increase in Home Care was primarily due to organic sales growth in the hand dish category.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating profit in Asia Pacific increased 15% in the third quarter of 2020 to $222, or 270 bps to 30.7% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (150 bps), and a decrease in Selling, general and administrative expenses (110 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (230 bps) and higher pricing, partially offset by higher raw and packaging material costs (140 bps). This decrease in Selling, general and administrative expenses was due to lower overhead expenses (80 bps) and decreased advertising investment (30 bps).

Africa/Eurasia

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$255	$248	2.5%
Operating profit	$61	$48	27%
% of Net sales	23.9%	19.4%	450	bps
Net sales in Africa/Eurasia increased 2.5% in the third quarter of 2020 to $255, as volume growth of 6.5% and net selling price increases of 6.5% were partially offset by negative foreign exchange of 10.5%. The Company’s acquisition of a 51% controlling interest in Colgate Tolaram Pte. Ltd., a joint venture which owns the Nigeria-based Hypo Homecare Products Limited (the “Nigeria Joint Venture”), contributed 1.0% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 12.0% in the third quarter of 2020. Organic sales growth was led by Russia, South Africa and Turkey.

The increase in organic sales in Africa/Eurasia in the third quarter of 2020 versus the third quarter of 2019 was primarily due to increases in Oral Care and Personal Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste and manual toothbrush categories. The increase in Personal Care was primarily due to organic sales growth in the body wash, liquid hand soap and bar soap categories.

Operating profit in Africa/Eurasia increased 27% in the third quarter of 2020 to $61, or 450 bps to 23.9% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was primarily due to an increase in Gross profit (50 bps) and a decrease in Selling, general and administrative expenses (390 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (290 bps) and higher pricing, partially offset by higher raw and packaging material costs (460 bps), which included foreign exchange transaction costs. This decrease in Selling, general and administrative expenses was due to lower overhead expenses (240 bps) and decreased advertising investment (150 bps).

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Hill’s Pet Nutrition

	Three Months Ended September 30,
	2020	2019	Change
Net sales	$704	$633	11.0%
Operating profit	$196	$169	16%
% of Net sales	27.8%	26.7%	110	bps
Net sales for Hill’s Pet Nutrition increased 11.0% in the third quarter of 2020 to $704 due to volume growth of 6.5% and net selling price increases of 4.5%, while foreign exchange was flat. Organic sales in Hill’s Pet Nutrition increased 11.0% in the third quarter of 2020. Organic sales growth was led by the United States, Europe, Australia and Canada.

The increase in organic sales in the third quarter of 2020 was primarily due to organic sales growth in the Science Diet and Prescription Diet categories.

Operating profit in Hill’s Pet Nutrition increased 16% in the third quarter of 2020 to $196, or 110 bps to 27.8% as a percentage of Net sales. This increase in Operating profit as a percentage of Net sales was due to an increase in Gross profit (140 bps), partially offset by an increase in Selling, general and administrative expenses (40 bps), both as a percentage of Net sales. This increase in Gross profit was primarily due to cost savings from the Company’s funding-the-growth initiatives (160 bps) and higher pricing, partially offset by higher raw and packaging material costs (130 bps). This increase in Selling, general and administrative expenses was due to increased advertising investment (220 bps), partially offset by lower overhead expenses (180 bps).

During the quarter ended March 31, 2019, Hill’s announced a voluntary recall, which was subsequently expanded, of select canned dog food products due to potentially elevated levels of Vitamin D resulting from a supplier error. In the United States, the voluntary recall was conducted in cooperation with the U.S. Food and Drug Administration. Following the announcement of the voluntary recall, and as of September 30, 2020, Hill’s and/or the Company have been named as defendants in 37 putative class action lawsuits, one putative class action filed on behalf of a European Union class and one individual action, all related to the voluntary recall and filed in various jurisdictions in the United States. In addition, two putative class actions related to the voluntary recall have been filed in Canada. Eight of the putative class actions lawsuits in the United States and one of the putative class action lawsuits in Canada have been voluntarily dismissed. Hill’s is entitled to indemnification from the supplier related to the voluntary recall. Sales of products voluntarily recalled represent less than 2% of Hill’s annual Net sales. The sales loss and other costs associated with the voluntary recall and subsequent expansion did not have a material impact on the Company’s Net sales or Operating profit and are not expected to have a material impact in future periods.

Corporate

	Three Months Ended September 30,
	2020	2019	Change
Operating profit (loss)	$(122)	$(190)	(36)%
Operating profit (loss) related to Corporate was ($122) in the third quarter of 2020 as compared to ($190) in the third quarter of 2019. In the third quarter of 2020, Corporate Operating profit (loss) included benefits of $16 resulting from the Global Growth and Efficiency Program. In the third quarter of 2019, Corporate Operating profit (loss) included charges of $26 resulting from the Global Growth and Efficiency Program and acquisition-related costs of $18.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months

Worldwide Net sales were $12,147 in the first nine months of 2020, up 4.0% as compared to the first nine months of 2019, as volume growth of 5.5% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 4.5%. Acquisitions contributed 2.0% to volume. Organic sales increased 6.5% in the first nine months of 2020.

Net sales in the Oral, Personal and Home Care product segment were $10,052 in the first nine months of 2020, an increase of 2.0% as compared to the first nine months of 2019, as volume growth of 4.5% and net selling price increases of 3.0% were partially offset by negative foreign exchange of 5.5%. Acquisitions contributed 2.0% to volume. Organic sales in the Oral, Personal and Home Care product segment increased 5.5% in the first nine months of 2020.

The increase in organic sales in the first nine months of 2020 versus the first nine months of 2019 was due to increases in Oral Care, Personal Care and Home Care organic sales. The increase in Oral Care was primarily due to organic sales growth in the toothpaste category. The increase in Personal Care was primarily due to organic sales growth in the liquid hand soap, bar soap and body wash categories, partially offset by a decline in organic sales in the underarm protection category. The increase in Home Care was primarily due to organic sales growth in the hand dish and liquid cleaner categories.

Net sales in the Hill’s Pet Nutrition segment were $2,095 in the first nine months of 2020, an increase of 13.5% from the first nine months of 2019, as volume growth of 10.0% and net selling price increases of 4.5% were partially offset by negative foreign exchange of 1.0%. Organic sales in the Hill’s Pet Nutrition segment increased 14.5% in the first nine months of 2020.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Sales and Operating Profit by Segment

Net sales and Operating profit by segment were as follows:

	Nine Months Ended September 30,
	2020	2019
Net sales
Oral, Personal and Home Care
North America	$2,801	$2,568
Latin America	2,531	2,700
Europe	2,004	1,798
Asia Pacific	1,980	2,035
Africa/Eurasia	736	732
Total Oral, Personal and Home Care	10,052	9,833
Pet Nutrition	2,095	1,845
Total Net sales	$12,147	$11,678

Operating profit
Oral, Personal and Home Care
North America	$753	$750
Latin America	728	718
Europe	482	452
Asia Pacific	559	557
Africa/Eurasia	174	141
Total Oral, Personal and Home Care	2,696	2,618
Pet Nutrition	588	501
Corporate	(368)	(496)
Total Operating profit	$2,916	$2,623

Within the Oral, Personal and Home Care product segment, North America Net sales increased 9.0%, driven by volume growth of 8.5% and net selling price increases of 1.0%, partially offset by negative foreign exchange of 0.5%. The Hello acquisition contributed 1.5% to volume in North America. Organic sales in North America increased 8.0%. Latin America Net sales decreased 6.0%, driven by negative foreign exchange of 14.5%, partially offset by volume growth of 0.5% and net selling price increases of 8.0%. Organic sales in Latin America increased 8.5%. Europe Net sales increased 11.5%, driven by volume growth of 12.0%, partially offset by net selling prices decreases of 0.5% while foreign exchange was flat. The Filorga acquisition contributed 9.0% to volume in Europe. Organic sales in Europe increased 2.5%. Asia Pacific Net sales decreased 2.5%, driven by volume declines of 3.0% and negative foreign exchange of 1.5%, partially offset by net selling prices increases of 2.0%. Organic sales in Asia Pacific decreased 1.0%. Africa/Eurasia Net sales increased 0.5%, as volume growth of 5.5% and net selling price increases of 3.5% were partially offset by negative foreign exchange of 8.5%. The Nigeria Joint Venture contributed 1.5% to volume in Africa/Eurasia. Organic sales in Africa/Eurasia increased 7.5%.

In the first nine months of 2020, Operating profit (loss) related to Corporate was ($368) as compared to ($496) in the first nine months of 2019. In the first nine months of 2020, Corporate Operating profit (loss) included acquisition-related costs of $6 and benefits of $16 resulting from the Global Growth and Efficiency Program. In the first nine months of 2019, Corporate Operating profit (loss) included $94 of charges resulting from the Global Growth and Efficiency Program and acquisition-related costs of $18.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Gross Profit/Margin

Worldwide Gross profit increased to $7,374 in the first nine months of 2020 from $6,911 in the first nine months of 2019. Gross profit in the first nine months of 2020 included acquisition-related costs. Gross profit in the first nine months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Gross profit increased to $7,378 in the first nine months of 2020 from $6,920 in the first nine months of 2019, reflecting an increase of $287 resulting from higher Net sales and an increase of $171 resulting from higher Gross profit margin.

Worldwide Gross profit margin increased to 60.7% in the first nine months of 2020 from 59.2% in the first nine months of 2019. Excluding the items described above in both periods as applicable, Gross profit margin increased by 140 bps to 60.7% in the first nine months of 2020, from 59.3% in the first nine months of 2019, due to cost savings from the Company’s funding-the-growth initiatives (210 bps) and higher pricing (120 bps), partially offset by higher raw and packaging material costs (190 bps), which included foreign exchange transaction costs.

	Nine Months Ended September 30,
	2020	2019
Gross profit, GAAP	$7,374	$6,911
Acquisition-related costs	4	—
Global Growth and Efficiency Program	—	9
Gross profit, non-GAAP	$7,378	$6,920

	Nine Months Ended September 30,
	2020	2019	Basis Point Change
Gross profit margin, GAAP	60.7%	59.2%	150
Acquisition-related costs	—	—
Global Growth and Efficiency Program	—	0.1
Gross profit margin, non-GAAP	60.7%	59.3%	140

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5% to $4,386 in the first nine months of 2020 from $4,163 in the first nine months of 2019. Selling, general and administrative expenses in the first nine months of 2020 included benefits resulting from the Global Growth and Efficiency Program. Selling, general and administrative expenses in the first nine months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding these items in both periods as applicable, Selling, general and administrative expenses increased to $4,389 in the first nine months of 2020 from $4,121 in the first nine months of 2019, reflecting higher overhead expenses of $137 and increased advertising investment of $131.

Selling, general and administrative expenses as a percentage of Net sales increased to 36.1% in the first nine months of 2020 from 35.6% in the first nine months of 2019. Excluding the items described above in both periods as applicable, Selling, general and administrative expenses as a percentage of Net sales increased by 80 bps to 36.1% in the first nine months of 2020 as compared to 35.3% in the first nine months of 2019. This increase was due to increased advertising investment (60 bps) and higher overhead expenses (20 bps), both as a percentage of Net sales. In the first nine months of 2020, advertising investment increased as a percentage of Net sales to 11.5% from 10.9% in the first nine months of 2019, or 10.3% in absolute terms to $1,399, as compared with $1,268 in the first nine months of 2019.

	Nine Months Ended September 30,
	2020	2019
Selling, general and administrative expenses, GAAP	$4,386	$4,163
Global Growth and Efficiency Program	3	(42)
Selling, general and administrative expenses, non-GAAP	$4,389	$4,121

	Nine Months Ended September 30,
	2020	2019	Basis Point Change
Selling, general and administrative expenses as a percentage of Net sales, GAAP	36.1%	35.6%	50
Global Growth and Efficiency Program	—	(0.3)
Selling, general and administrative expenses as a percentage of Net sales, non-GAAP	36.1%	35.3%	80

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Operating Profit

Operating profit increased 11% to $2,916 in the first nine months of 2020 from $2,623 in the first nine months of 2019. Operating profit in the first nine months of 2020 included acquisition-related costs and benefits resulting from the Global Growth and Efficiency Program. Operating profit in the first nine months of 2019 included charges resulting from the Global Growth and Efficiency Program and acquisitions-related costs. Excluding these items in both periods as applicable, Operating profit increased to $2,906 in the first nine months of 2020 from $2,735 in the first nine months of 2019, primarily due to an increase in Gross profit, partially offset by an increase in Selling, general and administrative expenses.

Operating profit margin was 24.0% in the first nine months of 2020, an increase of 150 bps compared to 22.5% in the first nine months of 2019. Excluding the items described above in both periods as applicable, Operating profit margin was 23.9% in the first nine months of 2020, an increase of 50 bps compared to 23.4% in the first nine months of 2019, as higher Gross profit (140 bps) was partially offset by an increase in Selling, general and administrative expenses (80 bps), both as a percentage of Net sales.

	Nine Months Ended September 30,
	2020	2019	% Change
Operating profit, GAAP	$2,916	$2,623	11%
Global Growth and Efficiency Program	(16)	94
Acquisition-related costs	6	18
Operating profit, non-GAAP	$2,906	$2,735	6%

	Nine Months Ended September 30,
	2020	2019	Basis Point Change
Operating profit margin, GAAP	24.0%	22.5%	150
Global Growth and Efficiency Program	(0.1)	0.8
Acquisition-related costs	—	0.1
Operating profit margin, non-GAAP	23.9%	23.4%	50
Non-Service Related Postretirement Costs

Non-service related postretirement costs were $56 in the first nine months of 2020, as compared to $79 in the first nine months of 2019. Non-service related postretirement costs in the first nine months of 2019 included charges resulting from the Global Growth and Efficiency Program. Excluding chargers resulting from the Global Growth and Efficiency Program in the first nine months of 2019, Non-service related postretirement costs were $56 in the first nine months of 2020, as compared to $75 in the first nine months of 2019, primarily due to lower interest cost.

	Nine Months Ended September 30,
	2020	2019
Non-service related postretirement costs, GAAP	$56	$79
Global Growth and Efficiency Program	—	(4)
Non-service related postretirement costs, non-GAAP	$56	$75
Interest (Income) Expense, Net

Interest (income) expense, net was $107 in the first nine months of 2020 as compared to $113 in the first nine months of 2019, primarily due to lower average interest rates on debt.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Income Taxes

The effective income tax rate was 23.0% for the third quarter of 2020 as compared to 21.0% for the third quarter of 2019. As reflected in the table below, the non-GAAP effective income tax rate was 23.0% for the quarter ended September 30, 2020, as compared to 21.0% in the comparable period of 2019.

The effective income tax rate was 21.2% for the first nine months of 2020 as compared to 24.1% for the first nine months of 2019. As reflected in the table below, the non-GAAP effective income tax rate was 23.9% for the first nine months of 2020, as compared to 24.1% in the comparable period of 2019.

The quarterly provision for income taxes is determined based on the Company’s estimated full year effective income tax rate adjusted by the amount of tax attributable to infrequent or unusual items that are separately recognized on a discrete basis in the income tax provision in the quarter in which they occur. The Company’s current estimate of its full year effective income tax rate before discrete period items is 24.0%, compared to 24.3% in the third quarter of 2019. See Note 10, Income Taxes to the Condensed Consolidated Financial Statements for additional details.

	Three Months Ended September 30,
	2020			2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$967	$222	23.0%	$794	$167	21.0%
Global Growth and Efficiency Program	(16)	(3)	—	27	5	(0.1)
Acquisition-related costs	—	—	—	18	4	0.1%
Non-GAAP	$951	$219	23.0%	$839	$176	21.0%

	Nine Months Ended September 30,
	2020			2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)	Income Before Income Taxes	Provision For Income Taxes(1)	Effective Income Tax Rate(2)
As Reported GAAP	$2,753	$585	21.2%	$2,431	$586	24.1%
Global Growth and Efficiency Program	(16)	(3)	—	98	23	—
Subsidiary and operating structure initiatives	—	71	2.7	—	—	—
Acquisition-related costs	6	2	—	18	4	—
Non-GAAP	$2,743	$655	23.9%	$2,547	$613	24.1%
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

The provision for income taxes for the nine months ended September 30, 2020 includes $71 of income tax benefits recorded on a discrete period basis, of which $45 relates to previously recorded foreign withholding taxes and $26 relates to a previously recorded valuation allowance against a deferred tax asset. As more fully described below, both items were previously recorded in connection with the charge recorded by the Company in 2017 and revised in 2018 related to the TCJA.

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
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Net Income Attributable to Colgate-Palmolive Company and Earnings Per Share

Net income attributable to Colgate-Palmolive Company in the first nine months of 2020 increased to $2,048 from $1,724 in the comparable 2019 period. Earnings per common share on a diluted basis increased to $2.38 per share from $2.00 per share in the comparable 2019 period. Net income attributable to Colgate-Palmolive Company in the first nine months of 2020 included benefits resulting from the Global Growth and Efficiency Program, acquisition-related costs and a benefit related to subsidiary and operating structure initiatives. Net income attributable to Colgate-Palmolive Company in the comparable 2019 period included charges resulting from the Global Growth and Efficiency Program and acquisition-related costs.

Excluding the items described above in both periods as applicable, Net income attributable to Colgate-Palmolive Company in the first nine months of 2020 increased 9% to $1,968 from $1,813 in the first nine months of 2019, and Earnings per common share on a diluted basis increased 9% to $2.29 in the first nine months of 2020 from $2.10 in the first nine months of 2019.

	Nine Months Ended September 30, 2020
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,753	$585	$2,168	$2,048	$2.38
Global Growth and Efficiency Program	(16)	(3)	(13)	(13)	(0.02)
Subsidiary and operating structure initiatives	—	71	(71)	(71)	(0.08)
Acquisition-related costs	6	2	4	4	0.01
Non-GAAP	$2,743	$655	$2,088	$1,968	$2.29

	Nine Months Ended September 30, 2019
	Income Before Income Taxes	Provision For Income Taxes(1)	Net Income Including Noncontrolling Interests	Net Income Attributable To Colgate-Palmolive Company	Diluted Earnings Per Share(2)
As Reported GAAP	$2,431	$586	$1,845	$1,724	$2.00
Global Growth and Efficiency Program	98	23	75	75	0.09
Acquisition-related costs	18	4	14	14	0.01
Non-GAAP	$2,547	$613	$1,934	$1,813	$2.10
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

Net sales growth (GAAP) and organic sales growth (Net sales growth excluding the impact of foreign exchange, acquisitions and divestments) (non-GAAP) are discussed in this Quarterly Report on Form 10-Q. Management believes the organic sales growth measure provides investors and analysts with useful supplemental information regarding the Company’s underlying sales trends by presenting sales growth excluding the external factor of foreign exchange, as well as the impact of acquisitions and divestments, as applicable. A reconciliation of organic sales growth to Net sales growth for the three and nine months ended September 30, 2020 is provided below.

Worldwide Gross profit, Gross profit margin, Selling, general and administrative expenses, Selling, general and administrative expenses as a percentage of Net sales, Other (income) expense, net, Operating profit, Operating profit margin, Non-service related postretirement costs, effective income tax rate, Net income attributable to Colgate-Palmolive Company and Earnings per share on a diluted basis are discussed in this Quarterly Report on Form 10-Q both on a GAAP basis and excluding, as applicable, the benefits and charges resulting from the Global Growth and Efficiency Program, the charge related to U.S. tax reform, acquisition-related costs, and a benefit related to a recent reorganization of the ownership structure of certain foreign subsidiaries and a new operating structure being implemented within one of the Company’s divisions. These non-GAAP financial measures exclude items that, either by their nature or amount, management would not expect to occur as part of the Company’s normal business on a regular basis, such as restructuring charges, charges for certain litigation and tax matters, gains and losses from certain acquisition, divestitures and certain unusual, non-recurring items. Investors and analysts use these financial measures in assessing the Company’s business performance and management believes that presenting these financial measures on a non-GAAP basis provides them with useful supplemental information to enhance their understanding of the Company’s underlying business performance and trends. These non-GAAP financial measures also enhance the ability to compare period-to-period financial results. A reconciliation of each of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the three and nine months ended September 30, 2020 and 2019 is presented within the applicable section of Results of Operations.

The following tables provide a quantitative reconciliation of Net sales growth to organic sales growth for the three and nine months ended September 30, 2020:

Three Months Ended September 30, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	6.5%	—%	1.5%	5.0%
Latin America	(5.0)%	(16.5)%	—%	11.5%
Europe	17.0%	4.5%	9.5%	3.0%
Asia Pacific	4.5%	—%	—%	4.5%
Africa/Eurasia	2.5%	(10.5)%	1.0%	12.0%
Total Oral, Personal and Home Care	4.5%	(4.5)%	2.5%	6.5%
Pet Nutrition	11.0%	—%	—%	11.0%
Total Company	5.5%	(4.0)%	2.0%	7.5%

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Nine Months Ended September 30, 2020	Net Sales Growth (GAAP)	Foreign Exchange Impact	Acquisitions and Divestments Impact	Organic Sales Growth (Non-GAAP)
Oral, Personal and Home Care
North America	9.0%	(0.5)%	1.5%	8.0%
Latin America	(6.0)%	(14.5)%	—%	8.5%
Europe	11.5%	—%	9.0%	2.5%
Asia Pacific	(2.5)%	(1.5)%	—%	(1.0)%
Africa/Eurasia	0.5%	(8.5)%	1.5%	7.5%
Total Oral, Personal and Home Care	2.0%	(5.5)%	2.0%	5.5%
Pet Nutrition	13.5%	(1.0)%	—%	14.5%
Total Company	4.0%	(4.5)%	2.0%	6.5%

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

Net cash provided by operations increased 27% to $2,756 in the first nine months of 2020, compared with $2,163 in the comparable period of 2019, primarily due to higher net income, improved working capital, lower voluntary contributions to the Company’s pension plans and lower income tax payments due to timing. The Company continues to be tightly focused on working capital. The Company’s working capital was (5.7%) as a percentage of Net sales in the first nine months of 2020 as compared to (2.8%) in the first nine months of 2019. The Company defines working capital as the difference between current assets (excluding Cash and cash equivalents and marketable securities, the latter of which is reported in Other current assets) and current liabilities (excluding short-term debt).

Investing activities used $668 of cash in the first nine months of 2020, compared with $2,075 in the comparable period of 2019. As more fully described below, investing activities in the first nine months of 2020 included the Company’s acquisition of Hello.

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

These acquisitions were financed with a combination of debt and cash. As a result of the incremental debt related to these acquisitions, in accordance with the Company’s previously announced intention to moderate share repurchases into 2021, the Company continued to moderate its share repurchases in the first nine months of 2020. In addition, due to the uncertainties resulting from the COVID-19 pandemic, the Company discontinued all share repurchases other than those pursuant to equity plans during the second quarter of 2020. The Company resumed its moderated share repurchases in the third quarter of 2020.

Capital spending was $249 in the first nine months of 2020 compared to $226 in the comparable period of 2019. Capital expenditures for 2020 are expected to be approximately 2.0% to 2.5% of Net sales. The Company continues to focus its capital spending on projects that are expected to yield high aftertax returns.

Financing activities used $1,968 of cash during the first nine months of 2020, compared with $150 generated in the comparable period of 2019. This reflects net repayments on debt in the first nine months of 2020 compared with net proceeds on debt in the comparable period of 2019. This use of cash, as discussed above, was partially offset by lower share repurchases associated with the share repurchase program in the first nine months of 2020 compared with the comparable period of 2019.

On July 17, 2020, the Company completed the purchase of the outstanding non-controlling interest of Filorga’s joint venture based in Hong Kong and covering the Hong Kong and China markets for approximately €85 (approximately $99) in cash.

Long-term debt, including the current portion, decreased to $7,227 as of September 30, 2020, as compared to $7,587 as of December 31, 2019, and total debt was $7,236 as of September 30, 2020, as compared to $7,847 as of December 31, 2019. During the first quarter of 2019, the Company issued €500 of seven-year notes at a fixed coupon rate of 0.500% and €500 of fifteen-year notes at a fixed coupon rate of 1.375%. The debt issuances were under the Company’s shelf registration statement. The debt issuances support the Company’s capital structure objectives of funding its business and growth initiatives while minimizing its risk-adjusted cost of capital. Proceeds from the debt issuances were used for general corporate purposes, which included the retirement of commercial paper, and the repayment of the Company’s $500 1.75% fixed rate notes, which became due in March 2019, and €500 floating rate notes, which became due in May 2019.

COLGATE-PALMOLIVE COMPANY
Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in Millions Except Per Share Amounts)

Domestic and foreign commercial paper outstanding was $91 and $2,275 as of September 30, 2020 and 2019, respectively. The average daily balances outstanding for commercial paper in the first nine months of 2020 and 2019 were $1,110 and $1,670, respectively. The Company classifies commercial paper and certain current maturities of notes payable as long-term debt when it has the intent and ability to refinance such obligations on a long-term basis, including, if necessary, by utilizing its unused lines of credit of approximately $4,500 (including under the facilities discussed below) or by issuing long-term debt pursuant to an effective shelf registration statement. In November 2018, the Company entered into an amended and restated $2,650 revolving credit facility with a syndicate of banks that was scheduled to expire in November 2023. In August 2019, the term of the facility was extended by one year and it now expires in November 2024. In August 2020, the Company entered into a $1,500 364-day credit facility with a syndicate of banks that is scheduled to expire in August 2021. Commitment fees related to the credit facilities are not material.

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

Cash and cash equivalents increased $106 during the first nine months of 2020 to $989 at September 30, 2020, compared to $883 at December 31, 2019, most of which ($919 and $798, respectively) were held by the Company’s foreign subsidiaries.

During the nine months ended September 30, 2020, COVID-19 did not have a significant impact on the Company’s liquidity for its continued operating and cash needs. For more information regarding the anticipated impact of COVID-19, see “Executive Overview” and “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, the fair value of the Filorga reporting unit exceeded its carrying value by 10%. While Filorga’s performance in the second and third quarters of 2020 was in line with its revised business plan, given the inherent uncertainties in estimating the future impacts of the COVID-19 pandemic on global macroeconomic conditions and on the Filorga business in particular, actual results may differ from management’s current estimates and could have an adverse impact on one or more of the assumptions used in our quantitative models related to the Filorga reporting unit, resulting in potential impairment charges in subsequent periods. A reduction in the long-term growth rate of 50 basis points or an increase in the discount rate of 25 basis points would result in a reduction of the fair value of the Filorga reporting unit of approximately 5%. Given the recent acquisition of Filorga, where there is inherently a lower surplus of fair value over carrying value, management will continue to assess triggering events that may necessitate additional qualitative or quantitative analyses of our reporting units and indefinite-lived intangible assets in future periods.

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

Cautionary Statement on Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases that set forth anticipated results based on management’s current plans and assumptions. Such statements may relate, for example, to sales or volume growth, net selling price increases, organic sales growth, profit or profit margin growth, earnings per share levels, financial goals, the impact of foreign exchange, the impact of COVID-19, cost-reduction plans, tax rates, new product introductions, commercial investment levels, acquisitions, divestitures, share repurchases, or legal or tax proceedings, among other matters. These statements are made on the basis of the Company’s views and assumptions as of this time and the Company undertakes no obligation to update these statements whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. Moreover, the Company does not nor does any other person assume responsibility for the accuracy and completeness of those statements. The Company cautions investors that any such forward-looking statements are not guarantees of future performance and that actual events or results may differ materially from those statements. Actual events or results may differ materially because of factors that affect international businesses and global economic conditions, as well as matters specific to the Company and the markets it serves, including the uncertain economic and political environment in different countries and its effect on consumer spending habits, foreign currency rate fluctuations, exchange controls, tariffs, price or profit controls, labor relations, changes in foreign or domestic laws, or regulations or their interpretation, political and fiscal developments, including changes in trade, tax and immigration policies, increased competition and evolving competitive practices (including from the growth of eCommerce and the entry of new competitors and business models), the ability to operate and respond effectively during a pandemic, epidemic or widespread public health concern, including COVID-19, disruptions in global supply chain, the availability and cost of raw and packaging materials, the ability to maintain or increase selling prices as needed, changes in the policies of retail trade customers, the emergence of new sales channels, the growth of eCommerce and the changing retail landscape (as consumers increasingly shop online), the ability to develop innovative new products, the ability to continue lowering costs and operate in an agile manner, the ability to maintain the security of our information technology systems from a cyber-security incident or data breach, the ability to achieve our sustainability goals, the ability to complete acquisitions and divestitures as planned, the ability to successfully integrate acquired businesses, the ability to attract and retain key employees, and the uncertainty of the outcome of legal proceedings, whether or not the Company believes they have merit. For information about these and other factors that could impact the Company’s business and cause actual results to differ materially from forward-looking statements, refer to the Company’s filings with the SEC (including, but not limited to, the information set forth under the captions “Risk Factors” and “Cautionary Statement on Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q).

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

COLGATE-PALMOLIVE COMPANY

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 (the “Evaluation”). Based upon the Evaluation, the Company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

The Company is in the process of upgrading its enterprise IT system to SAP S/4 HANA. This change has not had and is not expected to have a material impact on the Company’s internal controls over financial reporting.

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

The following table shows the stock repurchase activity for the three months in the quarter ended September 30, 2020:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(3) (in millions)
July 1 through 31, 2020	27,155	$73.68	—	$3,074
August 1 through 31, 2020	1,822,418	$77.56	1,795,000	$2,934
September 1 through 30, 2020	2,968,503	$76.78	2,888,380	$2,713
Total	4,818,076	$77.06	4,683,380

(1) Includes share repurchases under the 2018 Program and those associated with certain employee elections under the Company’s compensation and benefit programs
(2)The difference between the total number of shares purchased and the total number of shares purchased as part of publicly announced plans or programs is 134,696 shares, which represents shares deemed surrendered to the Company to satisfy certain employee elections under the Company’s compensation and benefit programs.
(3) Includes approximate dollar value of shares that were available to be purchased under the publicly announced plans or programs that were in effect as of September 30, 2020.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

None.

COLGATE-PALMOLIVE COMPANY

Item 6.    Exhibits

Exhibit No.	Description
10-A	364-day Credit Agreement, dated as of August 21, 2020, among Colgate-Palmolive Company, as Borrower, Citibank, N.A., as Administrative Agent and Arranger, and the Lenders party thereto.*

31-A	Certificate of the Chairman of the Board, President and Chief Executive Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31-B	Certificate of the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32
Certificate of the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer of Colgate-Palmolive Company pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.**

101	The following materials from Colgate-Palmolive Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

__________
*    Filed herewith.

** Furnished herewith.

COLGATE-PALMOLIVE COMPANY
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLGATE-PALMOLIVE COMPANY
(Registrant)

Principal Executive Officer:

October 30, 2020	/s/ Noel R. Wallace
Noel R. Wallace
Chairman of the Board, President and Chief Executive Officer

Principal Financial Officer:

October 30, 2020	/s/ Henning I. Jakobsen
Henning I. Jakobsen
Chief Financial Officer

Principal Accounting Officer:

October 30, 2020	/s/ Philip G. Shotts
Philip G. Shotts
Vice President and Controller